Form 10KSB
period 1996-12-31
ZAP POWER SYSTEMS INC
filed 1997-03-28
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

    X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from __________ to ____________

                             Commission file number _________________

                                ZAP POWER SYSTEMS
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           CALIFORNIA                                    94-3210624
-----------------------------------------   ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

117 Morris Street, Sebastopol, California                      95472
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (707) 824-4150
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:

            Title of each class        Name of each exchange on which registered

            None
------------------------------------   -----------------------------------------
------------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

            None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. .

         State  issuer's  revenues for its most recent  fiscal year.  $1,170,900
                                                                     -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         There is no public market for the Company's common stock.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No .


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,076,500 shares of common stock as of December 31, 1996

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                   Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership and Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-k

                                     Part I

         Item 1. Description of Business

              A. Business Development

         The Company was incorporated under the laws of the state of California, on September 23, 1994.

         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles.

         During 1994 the Company began to develop an electric bicycle system for the consumer market. The Company entered into a contract with a High Technology Development, a Singapore based company, to develop an electric bicycle for the country of Thailand. The Company, in cooperation with Systronics a U.S. Company, developed a product that would be built and sold in Thailand. The Company was paid for a technology transfer and ongoing research and development work on the product. The Thailand project was terminated in the middle of 1995.

         On February 13, 1996, the Company was issued a United States Patent on its electric bicycle motor system (Patent #5,491,390).

         During the second half of 1995 the Company began to develop a marketing and production strategy for the United States. It signed a sales agreement to sell bicycles through Real Goods Trading Company's mail order catalog. In the first quarter of 1996 the Company developed a Web Site on the World Wide Web allowing customers to buy the bicycles through the internet. In the second quarter of 1996 the Company entered into a contract with Power Biking Inc., an entity formed to sell electric bicycles through auto dealerships, to enroll auto dealers in North America to sell the Company's bicycles. In April the Company began selling electric bicycles and electric motor kits through the Sharper Image mail order catalog. The Company signed a joint marketing agreement with Movity S.r.l. to sell their electric scooter in the North American market and for Movity S.r.l. to sell the Company's products in Italy and Austria.

         In January 1997 ZAP China, a subsidiary of which the Company owns 50% , signed an agreement with Forever Company to sell up to 5,000 motor units. Forever Company will assemble these motors on their bicycles and then sell the completed bicycle in China.

         In March 1997 the Company signed a letter of intent to purchase the assets of Movity S.r.L. for a combination of common stock and cash totaling
$500,000. Movity manufactures and sells an electric motor scooter into the European market.

         Although the Company is registered with the Securities and Exchange Commission, there was no trading in the Company's stock through the end of 1996. The Company initiated an Direct Public Offering of its public shares November 29, 1996 at a price of $5.25 per share. The Company is currently not traded on an exchange.


         B. Business of Issuer

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles which the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit which has approximately 62 unique parts. The electric motor kit manufacturing and installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components.

         The electric motor kits and electric bicycles sold by ZAP are usually shipped by U.P.S. and Federal Express. Larger quantity orders to wholesale distributors are shipped common carrier. Overseas shipments are shipped by Ocean carrier or air freight. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

         The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, and by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product so that it is the low cost leader in the industry. Product improvements and new product introductions will continue to enlarge ZAP's presence in the electric vehicle industry.

         The electric bicycle industry has three major manufacturers (3) and a large group of small manufacturers (30 plus). The major manufacturers are Honda, Suzuki, and Yamaha. They mainly sell products into Japan and China. The other group of manufacturers are much smaller in size and sales volume. These manufacturers have products that sell into the U.S., European, and Asian markets. The Company does not consider electric bicycle industry sales numbers very accurate at this point in time. As such, the Company's position in terms of sales volumes is impossible to determine.

Item 2.  Description of Property

         The Company leases its manufacturing and office facility at 117 Morris Street, Sebastopol, Ca. The Company's property consists primarily of manufacturing equipment and office computer systems. The monthly lease payment is $4,400 per month. The landlords are Daniel O. Davis and Robbin H. Davis. It is management's opinion that the Company's insurance policies covers all insurance requirements of the landlord. The lease expires June 1, 1998 with a renewal option for two additional five year periods.

As of December 31, 1996 the Company has 30 full-time and 5 part-time employees. All these employees work at the Company's Sebastopol, California location.

Item 3.  Legal Proceedings

         There were no material proceedings pending in 1996 in which the Registrant was named as a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company called a special shareholders meeting October 8, 1996. A total of 1,754,490 shares (82.5%) were present or represented by proxy at the meeting to vote on the following issues;

         Election of James McGreen, Gary Starr, Nancy Cadigan, Lee Sannella and Jessalyn Nash to the board of directors. For 1,754,490 Against 0 Abstained 0

         Amend the Articles of Incorporation to increase authorized shares from one million to ten million shares of common stock. For 1,745,490 Against 7,500 Abstained 1,500


         Authorize a three for one stock split. For 1,754,490 Against 0 Abstained 0


         Authorize the 1996 Stock Option Plan. For 1,676,490 Against 7,500 Abstained 70,500

         Approve the appointment of Moss Adam LLP as the independent auditors for the Company for 1996. For 1,715,490 Against 7,500 Abstained 31,500


         Waive the notice and meeting requirements set forth in the Bylaws prior to the meeting of October 8, 1996. For 1,702,490 Against 8,010 Abstained 43,500


         Ratify all actions previously taken by the Board of Directors. For 1,703,490 Against 7,500 Abstained 43,500

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

              Although the Company is registered with the Securities and Exchange Commission, there was no trading in the Company's stock through the end of 1996. The Company initiated a Direct Public Offering of its public shares November 29, 1996 at a price of $5.25 per share. The Company is currently not traded on an exchange.

              The number of shares issued of record as of December 31, 1996 is 2,076,500. No dividends of cash or stock have been paid by the Company in the past. The payment of dividends will depend entirely upon the Company's ability to generate sufficient earnings, its financial needs and other unpredictable factors. It is not anticipated that common dividends will be paid in the foreseeable future.

              During 1995, a private placement was executed for 144,000 shares of common stock for an average price of $0.94 per share.

              During 1996 the Company sold 365,100 shares of common stock for an average price of $1.59. In addition the Company issued 57,400 shares for payment of current and future services at an average price of $3.15 per share.

              In October of 1996 the Company started a Direct Public Offering of 500,000 shares of common stock at $5.25 per share.

              In December of 1996 the Company issued 10,000 shares to a joint venture (ZAP (China) LLC), of which the Company owns 50%.

                  As of December 31, 1996 the Company had 202 stockholders.

Item 6. Management's Discussion and Analysis of Plan of Financial Condition and Results of Operations.

Overview

         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles. Historically, unit sales have been approximately 65% kits and 35% electric bicycles. Dollar sales have been 50% kits and 50% electric bicycles.

         The Company sells its electric bicycles and kits to retail customers, auto dealerships, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30 day terms. The car dealerships and bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.

         During 1994 and 1995 the Company was paid by governmental agencies and private foundations to further develop the electric bicycle to fit into various roles in the US and overseas markets. During this period the Company developed electric motor systems for offshore sales and manufacturing. The Company's work to develop offshore manufacturing abilities for the domestic and foreign markets involved private and public foundations in Thailand and other Asian countries. In addition, the Company worked on the development of an electric police bicycle. Late in the fourth quarter of 1995 the Company began to sell bicycles to retail and wholesale customers as its core business.

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles which the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one Company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components.

         The electric motor kits and electric bicycles sold by ZAP are usually shipped by U.P.S. and Federal Express. Larger quantity orders to wholesale distributors are shipped common carrier. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

         The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, and by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product so that it is the low cost leader in the industry. Product improvements and new product introductions will continue to enlarge ZAP's presence in the electric vehicle industry.

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes thereto elsewhere in this Prospectus) for the periods indicated:

                                                  Years Ended December 31,
                                                1994        1995        1996
                                             -----------  --------     ------
     Statements of Income Data:
         Net sales.......................      100.00%       100.00%    100.00%
         Cost of sales...................      109.00         67.00      74.00
         Gross profit (Loss).............       (9.00)        33.00      26.00
         Operating  expenses.............      110.00         69.00      96.00
         Loss from operations............     (119.00)       (36.00)    (70.00)
         Other  income (expense).........        0.00         34.00       0.00
         Loss before income taxes........     (119.00)        (2.00)    (70.00)
         Provision for income taxes......        1.00          1.00       0.00
         Net loss........................     (120.00)        (2.00)    (70.00)

Year Ended December 31, 1995 Compared to Year Ended December 31, 1996

         Net sales for the year ended December 31, 1996, were $1,170,900 compared to $650,800 in the prior year, an increase of $520,100 or 80%. The increase in sales is attributed to the Company's development of the retail sales of its electric bicycles and kits through Auto dealers, Mail order catalogs, Electric Utilities companies and bicycle retail outlets. The Company established sales agreements with The Sharper Image Catalog, Power Biking Corporation, Merry Sales, and the Beverly Hills Motorcycle Catalog in the USA. Through Power Biking Corporation the Company signed up 8 Auto dealerships to sell the ZAP product line. During 1996 the Company developed a program with forty Electric Utilities to promote the use of electric bicycles. Through this program the Company has sold approximately 160 electric bicycles, electric kits and electric police bicycles in 1996. The

Company established sales/distribution agreements with Harvey Moore Motoring in Australia, and Movity S.R.L, in Italy. The Company expanded its internet marketing and sales effort in 1996 by expanding the existing ZAP Web page. The net sales increase resulted from increased bicycle and kit sales through expanded distribution channels both domestically and off shore. The Company also increased the sales price to distributors and retail customers an average of 25% in the same period.

         Gross profit (loss). Gross profit decreased as a percentage of net sales, from 33% to 26%. The transition from research and development projects to electric bicycle and electric kit sales resulted in a lower total gross profit percentage. The total gross profit increased $92,800 or 43% because of the increase in net sales from 1995 to 1996.

         Selling expenses in 1996 were $476,800. This was an increase of $386,500 or 428% from 1995 to 1996. As a percentage of sales, selling expenses increased from 14% of sales to 41% of sales. This was due to an increase in marketing to auto dealerships and other dealer outlets for the 1996 period as compared to the 1995 period as well as a realignment of sales and marketing efforts towards the sale of electric bicycles and kits versus research and development work.

         General and administrative expenses for 1996 were $554,800. This is an increase of $272,600 or 97% from 1995. As a percentage of sales, general and administrative expense increased from 43% to 47% of net sales. Expenses during 1996 included the cost of developing computer systems and implementation, accounting and administration to support the Company's public offering and to support increases in sales volume.

         Research and development increased $25,700 or 34% from 1995 to 1996. As a percentage of net sales it decreased from 12% to 9% respectively. This expense decreased as a percentage of net sales due to the Company's manufacturing of the products it had developed in the prior years. The expense in 1996 was primarily on the scooter products that will be introduced in 1997.

         Other income (expense) decreased $201,200 or 96% from 1995 to 1996. This decrease was due to the Company directing its resources to manufacturing and sales of electric bicycles and electric kits and away from royalty, research and development type revenue.


Year Ended December 31, 1994 Compared to Year Ended December 31, 1995

         Net sales. The Company was formed September 23, 1994. Sales during the three months to the end of 1994 were for electric bicycles and kits developed by the Company. The sales were to retail customers, wholesale customers and distributors. Net sales increased $589,500 or 962% from 1994 to 1995 due to a full year of activity in 1995 as compared to only 3 months of activity in 1994. During 1995, in addition to sales of electric bicycles and kits, the Company entered into contracts to perform research and product development for two U.S. agencies and one foreign company. High Technology Holdings Group, a Singapore Company, paid the Company $300,000 to develop an electric bicycle for the Singapore, Malaysian and Thailand markets and to assist in the set up of an manufacturing facility in Thailand for electric bicycles. This contract also included a technology licensing agreement and payment (see "Other income
(expense)" below). The contract with High Technology Holdings Group was terminated in October 1995. The Company also performed research for The Electric Power Research Institute and the California Energy Commission totaling $75,000. Both of these contracts were completed in 1995.

         Gross profit (loss). Gross profit increased as a percentage of net sales, from (9%) to 33%. The increase in bicycle and kit sales volume resulted in reducing manufacturing cost on a per unit basis. The contract work the Company performed in 1995 relied on data developed by James McGreen, the current president of the Company, in 1994 and the years prior to the formation of the Company.

         Selling. Selling expense increased from 8% of sales to 14% of sales. In 1995 the Company increased its marketing and sales expenditures to launch its new products into the marketplace.

         General and administrative expense. General and administrative expenses decreased as a percentage of net sales from 69.0% in 1994 to 43% in 1995. This result was due to allocating fixed salary and rent expenses over more sales dollars than in the prior start-up year.

         Research and development expense. Research and development expense decreased as a percentage of net sales from 32% in 1994 to 11% in 1995. The Company expenditures for development of their products was significant in 1994 and the first half of 1995. As sales volume increased in the second half of 1995 research and development expenditures did not increase at the same rate.

         Other income (expense). Other income (expense) increased significantly in 1995, 34% of net sales, as a result of the technology licensing agreement with High Technology Holdings Group, (see Net sales above). The licensing agreement allowed High Technology Holdings Group to use the Company's technology in Singapore, Malaysia and Thailand. High Technology Holdings Group paid $210,000 for this license. The Company received a $20,000 grant from the Environmental Protection Agency for work it performed in 1995.

Liquidity and Capital Resources

         During 1995 and 1996 the Company operated with modest cash resources. In 1996 the Company had a cash deficit of $618,000 from operations as compared to a cash deficit of $14,000 in 1995. In order to meet all of the Company's operating expenses the Company relied on the sales of common stock and issuing notes payable.

         In 1996 the Company raised a total of $841,300 from common stock sales, issuances of notes payable and long-term debt. In 1995 the Company raised $111,500 from stock sales and issuance of notes payable. The Company was cleared by the SEC to sell public shares on November 29, 1996. These funds were utilized to pay down accounts payable and to fund the Company's increases in inventory, accounts receivable, operating costs and research and development expenditures. The Company also issued $52,500 of common stock to ZAP (China) LLC, of which 50% is owned by the Company.

         At December 31, 1995 and 1996, the Company had a working capital deficit of ($20,100) and ($44,800) respectively. As of December 31, 1996, the Company had total current assets of $584,600, including cash of $161,600, accounts receivable of $60,900, inventories of $246,600, and prepaid expenses of $115,500. The Company's current liabilities as of December 31,1996 were $629,400, including accounts payable and accrued expenses of $367,700, notes payable of $236,400 and current maturity of long-term debt and leases. Notes payable issued in November and December of 1996 in the amount of $189,000 had preferential repayment rights of the public stock offering proceeds. The notes are due in November and December of 1997. These note holders were also granted a total of 37,800 warrants. The proceeds from this placement went to fund increased inventory levels, accounts receivables, capital expenditures and the Company's public stock offering expenses. The balance of notes payable $47,400, were unsecured notes with an interest rate of 10%. These notes are due in January, February, March and December of 1997.

         The Company had net cash provided by financing activities of $92,200 for the year ended December 31, 1995, and $838,900 for the year ended December 31, 1996. Net cash provided by financing activities for the year ended December 31, 1996 was from notes payable $271,900, a bank loan $25,000, and sale of common stock $544,400. Net cash used in financing activities for the year ended December 31,1996 was $12,400 for repayments of bank debt and lease obligations.

         The bank loan with Wells Fargo Bank is for $25,000 amortized over 2 years at an interest rate of 15%. The equipment lease is with AT&T Credit Corporation and is for $43,076 with monthly payments of $1,186 for three years.

         The Company's primary capital needs are to fund its growth strategy, which includes increasing its net sales, increasing distribution channels, introducing new products, improving existing product lines and development of strong corporate infrastructure.

Recent Accounting Pronouncements

         During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established a fair value-based method of accounting for stock-based compensation plans. The Company is currently following the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Seasonality and Quarterly Results

         The Company's business is subject to seasonality influences. Sales volumes in the bicycle industry typically slows down during the winter months, November to March in the U.S. The Company is selling worldwide and is not impacted 100% by the U.S. seasonality in the bicycle industry.

Inflation

         The Company's raw materials are sourced from stable cost competitive industries. As such the Company does not foresee any material inflationary trends for its raw material sources.

Item 7. - Consolidated Financial Statements



-------------------------------------------------------------------------------


                                ZAP POWER SYSTEMS
                                 AND SUBSIDIARY

                          INDEPENDENT AUDITOR'S REPORT

                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT.................................................1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets..........................................................2

     Statements of operations................................................4

     Statements of stockholders' equity......................................5

     Statements of cash flows................................................6

     Notes to consolidated financial statements..............................8

-------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
ZAP Power Systems and Subsidiary

We have audited the accompanying consolidated balance sheets of ZAP Power Systems and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZAP Power Systems and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                              /s/ Moss Adams LLP



Santa Rosa, California
February 14, 1997 except for Note 2, which is as of March 21, 1997

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
December 31,                                                1996         1995
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash                                                   $161,600     $ 21,800
    Receivables                                              60,900       30,700
    Inventories                                             246,600       58,400
    Prepaid expenses and other assets                       115,500         --
                                                           --------     --------

          Total current assets                              584,600      110,900
                                                           --------     --------

PROPERTY AND EQUIPMENT                                      100,300       66,300
                                                           --------     --------

OTHER ASSETS
    Investment in joint venture                              52,500         --
    Cash restricted to payment of long-term debt             10,000         --
    Intangibles, net of accumulated amortization
       of $1,600 and $700, respectively                       7,300        8,200
    Deposits                                                 15,500        6,000
                                                           --------     --------

                                                             85,300       14,200
                                                           --------     --------

          Total assets                                     $770,200     $191,400
                                                           ========     ========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                         ZAP POWER SYSTEMS AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS (Continued)
--------------------------------------------------------------------------------------------
December 31,                                                      1996              1995
--------------------------------------------------------------------------------------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                            $   301,200    $    94,200
    Accrued liabilities and other expenses                           66,500         12,600
    Income taxes payable                                               --            2,700
    Notes payable                                                   236,400         21,500
    Current maturities of long-term debt                             12,800           --
    Current maturities of obligations under capital leases           12,500           --
                                                                -----------    -----------

          Total current liabilities                                 629,400        131,000
                                                                -----------    -----------

OTHER LIABILITIES
    Long-term debt, less current maturities                           4,700           --
    Obligations under capital leases, less current maturities        23,700           --
                                                                -----------    -----------

                                                                     28,400           --
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000
       shares authorized, 2,076,500 and 1,644,000
       shares issued and outstanding, respectively                1,019,200        149,900
    Accumulated deficit                                            (906,800)       (89,500)
                                                                -----------    -----------

                                                                    112,400         60,400
                                                                -----------    -----------

          Total liabilities and stockholders' equity            $   770,200    $   191,400
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
Years Ended December 31,                             1996               1995
--------------------------------------------------------------------------------

NET SALES                                        $ 1,170,900        $   650,800

COST OF GOODS SOLD                                   862,700            435,400
                                                 -----------        -----------

GROSS PROFIT                                         308,200            215,400
                                                 -----------        -----------

OPERATING EXPENSES
     Selling                                         476,800             90,300
     General and administrative                      554,800            282,200
     Research and development                        100,400             74,700
                                                 -----------        -----------

                                                   1,132,000            447,200
                                                 -----------        -----------

LOSS FROM OPERATIONS                                (823,800)          (231,800)
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
     Interest expense                                (11,400)            (2,700)
     Miscellaneous                                    19,500             (8,000)
     Grant income                                       --               20,000
     Royalty income                                     --              210,000
                                                 -----------        -----------

                                                       8,100            219,300
                                                 -----------        -----------

LOSS BEFORE INCOME TAXES                            (815,700)           (12,500)

PROVISION FOR INCOME TAXES                             1,600              3,500
                                                 -----------        -----------

NET LOSS                                         $  (817,300)       $   (16,000)
                                                 ===========        ===========

NET LOSS PER COMMON SHARE                        $     (0.45)       $     (0.01)
                                                 ===========        ===========

WEIGHTED AVERAGE OF COMMON
     SHARES OUTSTANDING                            1,805,317          1,582,656
                                                 ===========        ===========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1996 and 1995

-------------------------------------------------------------------------------------

                                           Common Stock
                                    ----------------------  Accumulated
                                     Shares       Amount      Deficit         Total
                                   ----------   ----------   ----------    ----------
Balance, December 31, 1994          1,500,000   $   15,000   $  (73,500)   $  (58,500)

Sale of common stock                   97,500       94,900         --          94,900

Conversion of notes payable            46,500       40,000         --          40,000

Net loss                                 --           --        (16,000)      (16,000)
                                   ----------   ----------   ----------    ----------

Balance, December 31, 1995          1,644,000      149,900      (89,500)       60,400

Sale of common stock                  362,100      574,500         --         574,500

Conversion of notes payable             3,000        5,000         --           5,000

Stock issued for current and
     future services                   57,400      181,000         --         181,000

Stock issued to joint venture          10,000       52,500         --          52,500

Warrants issued for finance fees         --         56,300         --          56,300

Net loss                                 --           --       (817,300)     (817,300)
                                   ----------   ----------   ----------    ----------

Balance, December 31, 1996          2,076,500   $1,019,200   $ (906,800)   $  112,400
                                   ==========   ==========   ==========    ==========


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------


                        ZAP POWER SYSTEMS AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------
Years Ended December 31,                                        1996          1995
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(817,300)   $ (16,000)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Depreciation and amortization                       47,400       11,100
             Allowance for doubtful accounts                      7,400        1,000
             Issuance of common stock for services rendered     127,400       24,900
         Changes in:
             Receivables                                        (37,600)     (21,800)
             Inventories                                       (188,200)     (41,400)
             Prepaids expenses                                   (6,400)        --
             Deposits                                            (9,500)      (6,000)
             Accounts payable                                   207,000       71,000
             Accrued liabilities and other expenses              53,900      (39,500)
             Income taxes payable                                (2,700)       2,700
                                                              ---------    ---------
                Net cash used by operating activities          (618,600)     (14,000)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                     (80,500)     (61,700)
     Purchase of patent and trademark                              --         (8,900)
                                                              ---------    ---------
                Net cash used by investing activities           (80,500)     (70,600)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                271,900       41,500
     Proceeds from long-term debt                                25,000         --
     Sale of common stock, net of stock offering costs          544,400       70,000
     Principal repayments on long-term debt                      (7,500)        --
     Payments on obligations under capital leases                (4,900)        --
     Cash restricted to payment of certain notes payable         10,000         --
     Principal repayments on note payable                          --        (19,300)
                                                              ---------    ---------
                Net cash provided by financing activities       838,900       92,200
                                                              ---------    ---------

NET INCREASE IN CASH                                            139,800        7,600

CASH, beginning of year                                          21,800       14,200
                                                              ---------    ---------

CASH, end of year                                             $ 161,600    $  21,800
                                                              =========    =========


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



--------------------------------------------------------------------------------
Years Ended December 31,                                     1996        1995
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH-FLOW INFORMATION:

     Cash paid during the year for:
         Interest                                           $ 11,400    $    100
         Income taxes                                       $  1,600    $    800

     Non-cash investing and financing activities:
         Conversion of notes payable to common stock        $  5,000    $ 40,000
         Stock issued for future services                   $ 53,600    $   --
         Stock issued to joint venture                      $ 52,500    $   --
         Stock issued for current services                  $127,400    $   --
         Warrants issued for financing fees                 $ 56,300    $   --



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
--------------------------------------------------------------------------------

NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of operations - ZAP Power Systems, (ZAP), was incorporated in California in September, 1994. ZAP and its wholly-owned subsidiary, Electricycle Corporation, designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

Principles of consolidation - Electricycle Corporation (Electricycle) was incorporated in June 1995, with the sole stockholder also a founding stockholder of ZAP Power Systems (ZAP). The activities of Electricycle were fully incorporated within the activities of ZAP, including common management, location and employees. In December 1995, the outstanding shares of stock in Electricycle were acquired at no cost by ZAP. Because of the common ownership and the interrelated activities of Electricycle and ZAP, the accounts of both companies in 1995 were consolidated from Electricycles' incorporation date rather than from the date of acquisition by ZAP. All material intercompany balances and transactions were eliminated. There was no activity within Electricycle during 1996.

Inventories - Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterment's are capitalized. Estimated useful lives are as follows:

                  Machinery and equipment                   7 years
                  Equipment under capital leases            5 years
                  Demonstration bicycles                    2 years
                  Office furniture and equipment            7 years
                  Vehicle                                   5 years
                  Leasehold improvements                   15 years


Intangibles - Intangibles consist of costs expended to perfect certain patents and are amortized over an estimated useful life of ten years.

Income taxes - ZAP and Electricycle file separate tax returns. Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. A valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Research and development - Research and development costs are expensed as incurred.

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of trade receivables. This credit risk is limited due to the large number of customers comprising the Company's customer base.

Advertising - Advertising costs are expensed as incurred and totaled $38,300 and $8,600 for the years ended December 31, 1996 and 1995, respectively.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of notes payable approximates fair value because current interest rates available to the Company for similar debt are approximately the same.

Net loss per common share - The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

Stock-based compensation - The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This standard became effective for the year ended December 31, 1996. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

The standard allows the Company to continue to account for stock-based compensation under the current standard, with disclosure of the effect of the standard, or adopt a fair value based method of accounting. The company will continue to apply current accounting rules.

Common stock - All share and per share data, including stock options, have been adjusted retroactively to reflect a three-for-one stock split.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  2 -     MANAGEMENT PLANS

The Company's loss from operations is attributable to costs associated with augmenting its marketing and sales force; implementing a new computer system; and increasing its administrative and accounting staff to support the planned increases in sales volume.

Management believes the Company will generate sufficient cash flows from operations, and from equity infusions related to its direct public offering, to meet its expected cash requirements. Through March 21, 1997, more than $600,000 has been generated through the public offering.


NOTE  3 -     RECEIVABLES
                                                1996                1995
                                         -----------------    -----------------

Trade accounts receivable                  $       77,300       $       39,700
Less allowance for doubtful accounts               16,400                9,000
                                         -----------------    -----------------

                                           $       60,900       $       30,700
                                         =================    =================


NOTE  4 -     INVENTORIES
                                                1996                 1995
                                         -----------------    -----------------

Raw materials                              $       99,900       $       25,900
Work-in-process                                    95,500               24,900
Finished goods                                     51,200                7,600
                                         -----------------    -----------------

                                            $     246,600       $       58,400
                                         =================    =================

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  5 -     PROPERTY AND EQUIPMENT
                                                             1996        1995
                                                           --------     --------

Machinery and equipment                                    $ 41,600     $ 35,600
Equipment under capital leases                               42,100         --
Demonstration bicycles                                       33,500       15,400
Office furniture and equipment                               30,000       20,000
Leasehold improvements                                        6,600        6,600
Vehicle                                                       4,300         --
                                                           --------     --------

                                                            158,100       77,600
Less accumulated depreciation and amortization               57,800       11,300
                                                           --------     --------

                                                           $100,300     $ 66,300
                                                           ========     ========

NOTE  6 -     NOTES PAYABLE
                                                               1996       1995
                                                             --------   --------

Notesto stockholders,  with interest at 12%; interest and principal due when the notes mature in November and December, 1997; the Company is allocating 50% of the proceeds received from the Company's Direct Public Offering towards repayment of the loans until fully repaid; the noteholders have been issued warrants to purchase, in the aggregate, 37,800 shares of common
     stock at $5.25 per share through October, 1999          $189,000   $   --

Notes to a stockholder, with interest at 10%; principal
     and interest is due when the notes mature in March
     and December, 1997; unsecured                             35,400     16,500

Notes, with interest at 10%; principal and interest is due when the notes mature in January and February, 1997;
     unsecured                                                 12,000       --

Note, with interest at 10%; the note was converted
     to 3,000 shares of common stock in 1996                     --        5,000
                                                             --------   --------

                                                             $236,400   $ 21,500
                                                             ========   ========

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  7 -     LONG-TERM DEBT
                                                                  1996     1995
                                                                -------   ------
Note to bank, with interest at 15%; principal and interest
     due in monthly installments and maturing in March, 1998;
     secured by an interest in other checking or savings
     accounts in the bank and held by the Company               $17,500   $  --

Less current maturities                                          12,800      --
                                                                -------   ------

                                                                $ 4,700   $  --
                                                                =======   ======

NOTE  8 -     CAPITAL LEASES

Minimum future lease payments under capital lease obligations for computer equipment are as follows:


                                   Year Ending December 31,
                                   ------------------------
                                             1997            $17,900
                                             1998             17,900
                                             1999              9,200
                                                           ---------

Total minimum lease payments                                  45,000
Less amounts representing interest                             8,800
                                                           ---------

Present value of minimum lease payments                       36,200
Less current maturities                                       12,500
                                                           ---------

                                                             $23,700
                                                           =========

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  9 -     PROVISION FOR INCOME TAXES

                                                        1996             1995
                                                     ---------        ---------

Current tax liability
     Federal                                         $    --          $   1,700
     State                                               1,600            1,800
                                                     ---------        ---------

                                                     $   1,600        $   3,500
                                                     =========        =========

Deferred tax assets (liabilities)
     Federal tax loss carryforward                   $ 297,000        $  25,900
     State tax loss carryforward                        79,000            4,700
     Other, net                                        (19,600)            (500)
                                                     ---------        ---------

                                                       356,400           30,100
Less valuation allowance                               356,400           30,100
                                                     ---------        ---------

                                                     $    --          $     --
                                                     =========        =========

ZAP Power Systems has available for carryforward approximately $876,000 and $850,000 of federal and state net operating losses, respectively, expiring through 2011. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilizations, based upon the Company's past performance, a full valuation allowance is recorded against these deferred tax assets.


NOTE 10 -     COMMON STOCK

In April, the Company, through a private placement memorandum, offered for sale 300,000 shares of common stock at $1.67 per share.

In November 1996, the Company began offering for sale, directly to the public, 500,000 shares of common stock at $5.25 per share. The net proceeds from the sale are to be used to retire certain debt, increase manufacturing capacity, and provide working capital for new product development and general purposes.

Stock issuance costs through December 31, 1996, of $41,500 have been offset against $616,000 of sale proceeds from both the direct public offering and the private placement memorandum.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 10 -     COMMON STOCK (Continued)

In September, 1996, the Board of Directors authorized a three-for-one stock split. After giving effect to the split, the number of shares outstanding at December 31, 1995 increased from 548,000 to 1,644,000 shares. The number of shares the Company is authorized to issue was also increased from 1 million to 10 million shares.


NOTE 11 -     STOCK OPTIONS AND WARRANTS

Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares that may be optioned and sold under the 1996 and 1995 Plans are 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest, and expire from five to ten years after the grant. Options totaling 365,000 shares were vested under both Plans at December 31, 1996.

Options activity under the two plans is as follows:

                                                1996 Plan                              1995 Plan
                                   ----------------------------------      ---------------------------------
                                     Number           Exercise Price         Number         Exercise Price
                                    of Shares            Per Share          of Shares          Per Share
                                    ---------            ---------          ----------          --------
Outstanding at
     December 31, 1994                   --               $   --               --               $  --
Granted                                  --               $   --            237,000             $   0.40
Canceled                                 --               $   --               --               $  --
                                      -------                               -------

Outstanding at
     December 31, 1995                   --               $   --            237,000             $   0.40
Granted                               501,000             $   1.00          318,000             $   0.40
Canceled                                 --               $   --               --               $   --
                                      -------                               -------

Outstanding at
     December 31, 1996                501,000             $   1.00          555,000             $   0.40
                                      =======                               =======

Warrants to acquire stock were issued to certain stockholders as additional consideration for providing financial assistance, in the form of notes, to the Company (see Note 6). The fair value of the warrants at time of issuance
$56,300, are reported as financing fees to be amortized over the life of the related debt.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 11 -     STOCK OPTIONS AND WARRANTS (Continued)

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS
123)". Accordingly, no compensation expense has been recognized for stock options issued during 1996 and 1995. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts:

                                            1996                    1995
                                     ------------------    --------------------

Net loss - as reported                $       (817,300)      $         (16,000)
Net loss - pro forma                  $       (981,000)      $         (36,600)

Loss per share - as reported          $          (0.45)      $           (0.01)
Loss per share - pro forma            $          (0.54)      $           (0.02)


The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1996         1995
                                                      --------    --------

Dividends                                                 None        None
Expected volatility                                        30%         30%
Risk free interest rate                                  6.28%       5.43%
Expected life                                         10 years    10 years

Volatility is a measure of the amount by which a price is expected to fluctuate during a period. The higher the volatility the more the returns on the stock can be expected to vary. Factors in estimating volatility include the length of time stock has been publicly traded. The volatility used is an estimate since the Company is currently offering stock to the public and it does not yet have a history of volatility.

The effects of applying SFAS 123 in this proforma disclosure are not indicative of the effect on income in future years because options vest over several years and additional awards are expected to be authorized.


NOTE 12 -     JOINT VENTURE

In December 1996, the Company joined with MW McWong International, Inc., to form ZAP (China), a limited liability corporation registered in California. The Company is a 50% owner of ZAP (China) LLC.

ZAP (China) LLC entered into a joint venture with a Shanghai Forever Company Ltd., a bicycle manufacturing company in China. The joint venture is registered and incorporated in Shanghai as ZAP Forever Electric Vehicles Company, Ltd., and is 50% owned by ZAP (China). There were no material transactions with this joint venture at December 31, 1996. In 1997, the Company intends to account for its investment in the joint venture by the equity method.

--------------------------------------------------------------------------------

                        ZAP POWER SYSTEMS AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 13 -     COMMITMENTS

The Company rents warehouse and office space under an operating lease that expires in June 1998. The monthly rent of $4,400 is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend the lease for two periods of five years each. Future minimum lease payments are $52,800 in 1997 and $22,000 in 1998. Rent expense under this lease was $52,800 and $24,000 in 1996 and 1995, respectively.

A marketing agreement with a Broker requires the Company pay, commencing March 1, 1997, a 3% fee on all Company sales in the United States and Canada that are not generated by the Broker. This contingent brokerage fee is subject to the Broker meeting certain sales targets.



--------------------------------------------------------------------------------
                                                                         Page 16

Item  8.  -  Changes  in  and  Disagreements   with  Accountants  and  Financial
             Disclosure.

         The Company has retained Moss Adams LLP as the Company's Accountants for the years 1994, 1995 and 1996.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                                   MANAGEMENT


                  Name                      Age                Position
         ----------------------            -----      -------------------------
         Gary Starr                         41        Managing Director

         James McGreen                      43        President and Director

         Dave Workman                       43        Vice President, Operations

         Jessalyn Nash                      37        Director

         Lee S. Sannella, M.D.              80        Director

         Nancy K. Cadigan                   38        Director and Secretary

         Gary Starr is Managing Director of the Company. He founded the Company with James McGreen in September 24, 1994. He has been building and driving electric cars for more than 20 years. In addition to overseeing the marketing of more than 3,000 electric bicycles and vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operations in 1983. That Company grew from 3 to more than 300 employees and raised more than $40 million.

         Mr. Starr also serves as an advisor to Zebra Motors, Inc., a designer of an electric sports car, and has been a technical advisor to UCLA's Lewis Center for Regional Policy Studies. He's been a member of the California Environmental Technology Advisory Council and has been a guest lecturer at Stanford University Graduate School of Business.

         In 1993, Mr. Starr earned a Private Industry Council Recognition Award for creating job opportunities in the EV industry and was named as one of the ten most influential electric car authorities by Automotive News. More recently, he was honored by the American Lung Association of San Francisco with a Clean Air Award in Technology and was recognized by U.S. Senator Barbara Boxer for his contribution towards clean air.

         Mr. Starr has several publications: Electric Cars: Your Guide to Clean Motoring, The Shocking Truth of Electric Cars, and The True Cost of Oil. In addition, he has appeared on more than 300 radio and television talk and news shows (including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, and the CBS Evening News and the McNeil Lehrer News Hour) as a recognized authority in the field of electric vehicles.

         James McGreen, President, has over 25 years experience in design, development, engineering, manufacturing and marketing. He has brought over 100 successful consumer products from conception to the mass market. He has been a pioneer in the ultralight aircraft, personal watercraft, and motorcycle racing fields. He is the founder and/or former president of Protopipe Exhaust Systems, Inc., McGreen Metalworking, Kanemoto Racing and McGreen Development. His commitment to electric transportation began in 1991 with successful competition in Electrathon racing. He holds several records and winning times for this lightweight electric vehicle class. He has been a racer of motorcycles and has built motor parts, frames, chassis and other specialty parts for both manufacturers and other racers. Mr. McGreen has also designed and built composite racing sail boats. A skilled machinist, welder, and tool and die maker, he has designed and built nearly every kind of lightweight motorized vehicle. A prolific inventor McGreen has filed five patents, (1 granted, 2 pending, 2 expired), in the resource conservation and transportation fields. He also managed the World Championship team that won the World Solar Bicycle Races, in Akita, Japan in 1995. In 1996, McGreen was selected as an honored member of the Who's Who of American Inventors for his positive impact on society.

         David Workman, M.B.A., is Vice President of Operations of the Company. He has been involved with start-up and rapid growth companies for the last twenty years. From 1980 to 1991, he worked for California Energy Company, Inc. an alternative energy company, that had 12 employees and five-hundred thousand dollars sales when he started and now is listed on the New York Stock Exchange with a market capitalization of over $1 billion. He held the position of Corporate Controller when he left the company in 1991. In the past five years, he has worked for Precision Wood Manufacturing, Inc. (8/92-6/93 and 8/95-12/95), U.S. Electricar (7/93-4/95) and as a consultant (6/91-8/92 and 1/96-4/96). Mr.
Workman's experience in the electric vehicle industry came from his work at U.S. Electricar where he held various management positions.

         Jessalyn Nash, Masters in Business, is an environmental and business consultant to rapid growth entrepreneurial companies. She has specialized in marketing, distributor relations and sales programs. Ms. Nash previously held positions with NeXT, Inc. and in National Sales and Marketing with Apple
Computer, Inc. Ms. Nash has been an environmental advocate for over 20 years. She has operated her consulting business since 1989.

         Lee Sannella, M.D. has been an active researcher in the fields of alternative transportation, energy and medicine for more than 25 years. Dr. Sannella has been a founding shareholder in many start up high tech companies. He was a Director of U.S. Electricar from 1983 to 1992. A graduate of Yale University, he maintained an active medical practice for many years in ophthalmology and psychiatry. He worked with the Sonoma Medical Society on improving radiation standards and is a best-selling author. He has served on advisory boards of the City of Petaluma, California, on the Board of Directors of the San Andreas Health Council of Palo Alto, the Veritas Foundation of San Francisco, and the AESOP Institute.

         Nancy K. Cadigan assisted Jim McGreen in managing McGreen Development, the research organization that developed the original ZAP Power System. She has broad experience in sales, trade show events, and office management. With an educational background in Recreation and Leisure, Ms. Cadigan has worked in public and commercial recreation for more than twenty years. She has also worked on women's health issues and has counseled women in crisis situations. She has conducted public education classes on recycling, reuse and composting practices. Currently, Ms. Cadigan is involved in organic farming. In all of her work, she looks for environmentally sound solutions to ordinary problems and has been a strong advocate of the ZAP mission since its inception. In the past five years she has worked for the Oakland Parks and Recreation Department (1990-92), Alameda Waste Management Authority (1992-93), Urban Ore (1993-94), McGreen Development (1994), ZAP Power Systems (1994-present), and Women's Health Specialists (1995-present).

Indemnification of Directors and Officers

         The Company's Articles of Incorporation provide that the liability of the directors for monetary damages shall be limited to the fullest extent permissible under California law. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers and controlling persons of the Company pursuant to that provision, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in those laws and is, therefore, unenforceable.

Director Term of Office and Compensation

         All directors terms of office expire at the next annual meeting of shareholders. The Company's directors do not receive any cash compensation for their service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with their attendance at Board meetings.


Item 10.                                   EXECUTIVE COMPENSATION
                                            Summary Compensation Table

                                                           Long Term Compensation
                                                           -----------------------------------------
                             Annual Compensation           Awards                            Payouts
                             ------------------------------------------------------------------------
   (a)             (b)       (c)        (d)       (e)        (f)          (g)                  (h)        (I)
                                                Other      Rest-         Secur-
Name                                            Annual     ricted        ities                          All other
and                                             Compen-    Stock         Underlying          LTIP       Compensa-
Principal                   Salary    Bonus     sation     Award(s)      Options/            Payouts      tion
Position         Year        ($)       ($)       ($)         ($)         SARs (#)             ($)          ($)
--------------------------------------------------------------------------------------------------------------

Gary Starr        1994     $     0
Managing          1995     $21,000                                        72,000
Director          1996     $31,000                           $3,750       60,000

James McGreen     1994     $     0
President         1995     $33,000                                         72,000
                  1996     $33,000                           $3,750        60,000


                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------
   (a)         (b)             (c)            (d)                   (e)
            Number of        % of Total
             securities    Options/SARs
            Underlying       Granted to       Exercise
          Options/SARs        Employees        or Base
Name        Granted (#)    in Fiscal Year    Price ($/sh)     Expiration Date
----        -----------    --------------    ------------     ---------------
Gary
Starr          60,000          13%            $1.00             7/31/2006

James
McGreen        60,000          13%            $1.00             7/31/2006


Item 11.  Security Ownership and Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 for each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by them, have sole investment and voting power with respect to their shares, subject to community property laws where applicable.

                                    Shares         Percentage of Common Shares
                                    Beneficially   at February 28, 1997
       5% Shareholders:             Owned          (2,546,220 shares)
------------------------------------------------------------------------------

James McGreen                       674,702*                 27%

Gary Starr                          519,752**                20%

David Workman                       197,905***                8%

All directors and executive         1,490,137                59%
officers as a group

* Includes 74,252 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 57,748 shares of Common Stock issuable under options but not currently exercisable.

** Includes 74,252 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 57,748 shares of Common Stock issuable under options but not currently exercisable.

*** Includes 47,424 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 84,576 shares of Common Stock issuable under options but not currently exercisable.

                              CERTAIN TRANSACTIONS

         On September 23, 1994, the date the Company commenced  business,  James
R. McGreen, the Company's President, transferred various assets, subject to certain liabilities, to the Company, receiving in exchange 900,000 shares (post split) of the Company's common stock. The net amount recorded on the Company's accounting records was $9,000. Mr. McGreen's net cost of those assets, less prior amortization of cost for tax purposes, was $10,691. On the same date, Gary Starr paid $6,000 for 600,000 shares (post split) of the Company's common stock.

         There have been no other transactions, nor are any transactions proposed, in which the Company was or is to be a party, in which any member of its management or director had any direct or indirect material interest.


Item 13. Exhibits and Reports on Form 8-k

Exhibit 11.       Statement regarding computation of per share loss

                  Loss per share was calculated based on the weighted average common shares outstanding during 1996. The Company had a Loss for the year so common stock options were not used to calculate fully dilutive earnings per share.

Exhibit 21.       Subsidiaries of the Company

                  Electricycle Incorporated
                  ZAP (China) LLC

Exhibit 27.       Financial Data Schedule

99.      Additional Exhibits - Subsequent events

         January 1997 ZAP China signed an agreement with Forever Company to sell up to 5,000 motor units. Forever Company will assemble these motors on their bicycles to be sold in China.

         March 1997 the Company signed a letter of intent to purchase the assets of Movity S.r.L. for a combination of common stock and cash totaling $500,000. Movity manufactures and sells an electric motor scooter into the European market.