Form 10QSB
period 1997-03-31
ZAP POWER SYSTEMS INC
filed 1997-05-13
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1997
                                         --------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number 333-05744-LA
                                              ------------


                                ZAP POWER SYSTEMS
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            CALIFORNIA                                       94-3210624
-------------------------------                      ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 117 Morris Street, Sebastopol, California 95472
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


     (707) 824-4150
---------------------------
(Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
             2,200,196 shares of common stock as of March 31, 1997
             -----------------------------------------------------

          Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZAP POWER SYSTEMS
CONDENSED BALANCE SHEETS
      (Unaudited)
                                                                           March 31,
                                                                     1997             1996
---------------------------------------------------------------------------------------------
                                    ASSETS
CURRENT ASSETS
     Cash                                                          $   169,300    $    72,300
     Receivables                                                       112,900         38,500
     Inventories                                                       253,100         76,800
     Prepaid expenses and other assets                                 114,300
                                                                   -----------    -----------
         Total current assets                                          649,600        187,600
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT                                                 114,400         71,600
                                                                   -----------    -----------

OTHER ASSETS
     Investment in joint venture                                        57,500
     Cash restricted to payment of long-term debt                       50,000
     Intangibles, net of accumulated amortization
          of $1,860 and $967, respectively                               7,000          8,000
     Deposits                                                           22,700          6,000
                                                                   -----------    -----------
                                                                       137,200         14,000
                                                                   -----------    -----------
         Total assets                                              $   901,200    $   273,200
                                                                   ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $   275,000    $   108,300
     Accrued liabilities and other expenses                             17,400          7,800
     Notes payable                                                     179,363         55,400
     Current maturities of long-term debt                               14,337
     Current maturities of obligations under capital leases              9,600
                                                                   -----------    -----------
         Total current liabilities                                     495,700        171,500
                                                                   -----------    -----------
OTHER LIABILITIES
     Obligations under capital leases, less current maturities          23,700
                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 and 3,000,000 shares authorized, 2,200,196 and 1,644,384 shares issued and
     outstanding, respectively                                       1,582,000        250,200
     Accumulated deficit                                            (1,200,200)      (148,500)
                                                                   -----------    -----------
                                                                       381,800        101,700
                                                                   -----------    -----------
        Total liabilities and stockholders' equity                 $   901,200    $   273,200
                                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS
           (Unaudited)
                                                  Three months ended March 31,
                                                    1997                1996
--------------------------------------------------------------------------------

NET SALES                                         $   257,900       $   203,800

COST OF GOODS SOLD                                    221,800           112,800
                                                  -----------       -----------

GROSS PROFIT                                           36,100            91,000
                                                  -----------       -----------

OPERATING EXPENSES
     Selling                                           92,800            86,700
     General and administrative                       176,200            90,400
     Research and development                          49,000            12,400
                                                  -----------       -----------
                                                      318,000           189,500
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (281,900)          (98,500)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
     Interest expense                                  (8,900)
     Other                                             (2,600)            2,900
                                                  -----------       -----------
                                                      (11,500)            2,900
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES                             (293,400)          (95,600)

PROVISION FOR INCOME TAXES                               --                --
                                                  -----------       -----------

NET LOSS                                          $  (293,400)      $   (95,600)

NET LOSS PER COMMON SHARE                         $     (0.14)      $     (0.06)
                                                  ===========       ===========

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                    2,146,500         1,600,000
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements


ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS
           (Unaudited)
                                                           Three months ended March 31,
                                                                1997          1996
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(293,400)   $ (95,600)
     Adjustments to reconcile net loss to net cash
          used by operating activities
         Depreciation and amortization                           12,700        7,400
         Allowance for doubtful accounts                          5,300        1,300
         Issuance of common stock for services rendered          15,700       25,000
     Changes in:
         Receivables                                            (57,300)      (9,100)
         Inventories                                             (2,800)     (18,400)
         Prepaid expenses                                         1,200
         Deposits                                                (7,600)
         Accounts payable                                       (32,600)      14,100
         Accrued liabilities and other expenses                 (42,200)      (4,800)
                                                              ---------    ---------
                  Net cash used by operating activities        (401,000)     (80,100)
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                     (30,400)      (4,800)
     Investment in subsidiaries                                  (5,000)
                                                              ---------    ---------
                  Net cash used by investing activities         (35,400)      (4,800)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                 30,000       58,400
     Increase in restricted cash                                (40,000)
     Sale of common stock, net of stock offering costs          547,100       51,900
     Principal repayments on long-term debt                      (3,000)
     Payments on obligations under capital leases                (3,000)
     Principal repayments on note payable                       (87,000)      25,000
                                                              ---------    ---------
                  Net cash provided by financing activities     444,100      135,300
                                                              ---------    ---------

NET INCREASE IN CASH                                              7,700       50,500

CASH, beginning of period                                       161,600       21,800
                                                              ---------    ---------

CASH, end of period                                           $ 169,300    $  72,300
                                                              =========    =========

The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The financial statements presented herein as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

(2) -  RECEIVABLES
                                                          March 31,
                                                      1997           1996
                                                      ----           ----
Trade accounts receivable                       $   134,200     $     47,500
Less allowance for doubtful accounts                (21,300)          (9,000)
                                                -------------   -------------

                                                $   112,900     $     38,500
                                                =============   ==============

(3) - INVENTORIES
                                                           March 31,
                                                       1997           1996
                                                       ----           ----
Raw materials                                   $   190,000      $    47,000
Work-in-process                                      41,900           11,500
Finished goods                                       21,200           18,300
                                                -------------    -------------

                                                $   253,100      $    76,800
                                                =============    ==============

(4) - PROPERTY AND EQUIPMENT
                                                           March 31,
                                                      1997          1996
                                                      ----          ----
Demonstration bicycles                          $   50,800        $ 17,700
Machinery and equipment                             44,800          33,300
Equipment under capital leases                      42,100            -
Office furniture and fixtures                       22,500          15,400
Computers                                           13,100          13,200
Leasehold improvements                               6,900           6,600
Vehicle                                              4,300            -
                                                -----------     ------------
                                                   184,500          86,200
Less accumulated depreciation and
 amortization                                      (70,100)        (14,600)
                                                -----------     ------------

                                                $  114,400       $  71,600
                                                ===========     ============

(5) - NOTES PAYABLE
                                                              March 31,
                                                           1997         1996
                                                       -----------  -----------

Notes to  stockholders,   with  interest  at  12%;
     interest  and  principal  due when the  notes
     mature in November and  December,  1997;  the
     Company  is  allocating  50% of the  proceeds
     received  from the  Company's  Direct  Public
     Offering towards repayment of the loans until
     fully  repaid;  the note  holders  have  been
     issued   warrants   to   purchase,   in   the
     aggregate,  28,800  shares of common stock at
     $5.25 per share through October, 1999.             $   144,000  $      -

Notes to a  stockholder,  with  interest  at  10%;
     principal  and interest is due when the notes
     mature in December, 1997; unsecured                    35,363       45,400

Notes,  with   interest  at  10%;   principal  and
     interest  is due when  the  notes  mature  in
     January and February, 1997; unsecured                                5,000

Note, with interest at 10%; the note was converted
     to 3,000 shares of common stock in 1996                              5,000
                                                        -----------  ----------
                                                        $  179,363   $   55,400
                                                        ===========  ===========

(6) - COMMON STOCK

In November 1996, the Company began offering for sale, directly to the public, 500,000 shares of common stock at $5.25 per share. The net proceeds from the sale are to be used to retire certain debt, increase manufacturing capacity, and provide working capital for new product development and general purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "ACT"). ZAP Power Systems (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Overview

         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles. Historically, unit sales have been approximately 65% kits and 35% electric bicycles. Dollar sales have been 50% kits and 50% electric bicycles.

         The Company sells its electric bicycles and kits to retail customers, police departments, electric utility companies, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30 day terms. Many of the bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles which the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one vendor for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components.

         The electric motor kits and electric bicycles sold by ZAP are usually shipped by U.P.S. and Federal Express. Larger quantity orders to wholesale distributors are shipped common carrier. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

         The Company recently began selling an electric scooter manufactured by an Italian company through a joint marketing agreement where they have rights to sell the Company's products in Italy and Austria, and the Company has the right to sell their product in Northern America. Subsequent to this agreement the company has sold approximately 40 units.

         The Company as of March 31,1997 had a $322,000 sales backlog. The company expects to fill these orders within the next 60 days.

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

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                 Three months ended March 31,
                                                      1997        1996
                                                      ----        ----
     Statements of Income Data:

         Net sales.............................      100.00%      100.00%
         Cost of sales.........................       86.00        55.35
         Gross profit (Loss)...................       14.00        44.65
         Operating  expenses...................      123.00        92.98
         Loss from operations..................     (109.00)      (48.33)
         Other  income (expense)...............       (4.50)        1.42
         Loss before income taxes..............     (113.50)      (46.91)
         Provision for income taxes............        0.00         0.00
         Net loss..............................     (113.50)      (46.91)

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1997

         Net sales for the quarter ended March 31, 1997, were $257,900 compared to $203,800 in the prior year, an increase of $54,100 or 27%. The increase in sales is attributed to the Company's development of distributor sales and the increased retail sales from year end clearance programs the company executed to sell off the 1996 models in January 1997.

         Gross profit (loss). Gross profit decreased as a percentage of net sales, from 45% to 14%. The total gross profit decreased $54,900 or 60%. The year end clearance in the 1st quarter 1997 and the subsequent price reduction of the 1997 models is the primary reason for the decrease. The transition to the new 1997 model resulted in lower production volumes and associated higher initial production costs in the 1st quarter of 1997.

         Selling expenses in the quarter ended March 1997 were $92,800. This was an increase of $6,100 or 7% from 1996 to 1997. As a percentage of sales, selling expenses decreased from 43% of sales to 36% of sales. This was due to a decrease in marketing to auto dealerships and an increase in direct retail sales and other dealer outlets as compared to the 1996 period.

         General and administrative expenses for the quarter ended March 31, 1997 were $176,200. This is an increase of $85,800 or 95% from 1996. As a percentage of sales, general and administrative expense increased from 44% to 68% of net sales. Expense increases during the 1st quarter of 1997 as compared to the 1st quarter of 1996 resulted from the expenses of the implementation of computer systems, and increased accounting, auditing and administration expense to support the Company's public offering and the increase in sales activity.

         Research and development increased $36,600 or 295% from the 1st quarter of 1996 as compared to the 1st quarter of 1997. As a percentage of net sales it increased to 19% of sales in the 1st quarter of 1997 as compared to 6% of sales in the 1st quarter of 1996. The expense increase in the 1st quarter of 1997 was related to the electric scooter products that will be introduced in the second half of 1997.

         Other income (expense) decreased $14,400 or 497% from the 1st quarter of 1996 to 1997. This decrease was due to interest expense increasing $8,900 in the first quarter of 1997 as compared to the first quarter of 1996.


Liquidity and Capital Resources

         In the first quarter of 1997 the Company had a cash deficit of $401,000 from operations as compared to a cash deficit of $80,000 in the first quarter of 1996. In order to meet all of the Company's operating expenses the Company relied on the sales of common stock and issuing notes payable.

         In the first quarter of 1997 the Company raised a total of $547,100 from common stock sales and $30,000 from the issuance of notes payable. In the first quarter of 1996 the Company raised $51,900 from stock sales and $83,400 from the issuance of notes payable. The Company was cleared by the SEC to sell public shares on November 29, 1996. The funds received from this direct public offering in the first quarter of 1997 were utilized to pay down accounts payable and accrued expenses and to pay the Company's operating expenses.

         At March 31, 1996 and 1997, the Company had a working capital of $16,100 and $158,600 respectively. As of March 31, 1997, the Company had total current assets of $649,600, including cash of $169,300 unrestricted, accounts receivable of $112,900, inventories of $253,100, and prepaid expenses of $114,300. The Company's current liabilities as of March 31,1997 were $491,000, including accounts payable and accrued expenses of $292,400, notes payable of $179,363 and $19,237 of current maturity of long-term debt and leases. The balance of notes payable issued in November and December of 1996 in the amount of $144,000 had preferential repayment rights of the public stock offering proceeds. The notes are due in November and December of 1997. These note holders were also granted a total of 37,800 warrants. The proceeds from this placement went to fund increased inventory levels, accounts receivables, capital expenditures and the Company's public stock offering expenses. The balance of notes payable $35,363, were unsecured notes with an interest rate of 10%. This note is due in December of 1997.

         The Company had net cash provided by financing activities of $135,200 for the Quarter ended March 31, 1996, and $444,100 for the quarter ended March 31, 1997. Net cash provided by financing activities for the quarter ended March 31, 1996 was from notes payable proceeds of $58,400, a bank loan of $25,000, and sale of common stock of $51,900. Net cash provided by financing activities for the quarter ended March 31,1997 was $30,000 from notes payable, $547,100 from the sale of common stock, less $93,000 of repayments of notes payable, bank debt and lease obligations.

         The bank loan with Wells Fargo Bank, (March 1996), had an initial principal balance of $25,000 amortized over 2 years at an interest rate of 15%. The note, with a balance of $14,337 as of March 31, 1997, will be paid off March of 1998. The equipment lease is with AT&T Credit Corporation, (July 1996), and had an initial balance of $43,076 with monthly payments of $1,186 for three years.

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

Seasonality and Quarterly Results

         The Company's business is subject to seasonal influences similar to the bike industry. Sales volumes in the bicycle industry typically slow down during the winter months, November to March, in the U.S.

Inflation

         The Company's raw materials are sourced from stable cost competitive industries. As such, the Company does not foresee any material inflationary trends for its raw material sources.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material proceedings pending in which the Registrant was named as a party.

Item 2.  Changes in Securities

         There were no changes in rights of securities holders.

Item 3.  Defaults Upon Senior Securities

         There were no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to the vote of security holders.

Item 5.  Other Information

         There were no major contracts signed during the period.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   ZAP POWER SYSTEMS
-------------------------------
      (Registrant)


Date ______________________      ______________________________________________
                                 Gary Starr - Managing Director

Date ______________________      ______________________________________________
                                 James McGreen - President and Director

Date ______________________      ______________________________________________
                                 David Workman - Vice President of Operations,
                                 Chief  Financial Officer, and
                                 Principal Accounting Officer