Form 10QSB
period 1997-06-30
ZAP POWER SYSTEMS INC
filed 1997-08-11
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _______________

                 Commission file number      333-05744-LA
                                       --------------------------

                                ZAP POWER SYSTEMS
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                       94-3210624
-----------------------------------                    -------------------------
  (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


                 117 Morris Street, Sebastopol, California 95472
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


     (707) 824-4150
--------------------------
(Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                           2,296,420 shares of common stock as of July 7, 1997
                           -----------------------------------------------------


              Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAP POWER SYSTEMS
         CONDENSED BALANCE SHEETS
         (Unaudited)
                                                                       June 30,
                                                                         1997
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $   195,952
     Receivables                                                        217,384
     Inventories                                                        278,956
     Prepaid expenses and other assets                                  101,424
                                                                    -----------
         Total current assets                                           793,716
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  130,427
                                                                    -----------
OTHER ASSETS
     Investment in joint venture                                         66,380
     Intangibles, net of accumulated amortization                         6,841
          of $2,083
     Deposits                                                            15,986
                                                                    -----------
                                                                         89,207
                                                                    -----------
          Total assets                                              $ 1,013,350
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   370,624
     Accrued liabilities and other expenses                              28,420
     Customer Deposits                                                  105,966
     Notes payable                                                      144,362
     Current maturities of long-term debt                                11,321
     Current maturities of obligations under capital leases               6,526
                                                                    -----------
          Total current liabilities                                     667,219
                                                                    -----------
OTHER LIABILITIES
     Obligations under capital leases, less current maturities  23,671
                                                                ------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
     authorized, 2,200,196 shares issued and
     outstanding                                                      1,868,494
     Accumulated deficit                                             (1,546,034)
                                                                    -----------
                                                                        342,460
                                                                    -----------
          Total liabilities and stockholders' equity                $ 1,013,350
                                                                    ===========



The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                               Quarter ended June 30,         Six Months ended June 30,
                                                1997           1996            1997              1996
--------------------------------------------------------------------------------------------------------
NET SALES                                  $   568,223     $   245,218     $   826,123     $   449,016

COST OF GOODS SOLD                             484,853         227,338         706,653         340,178
                                           -----------     -----------     -----------     -----------

GROSS PROFIT                                    83,370          17,880         119,470         108,838
                                           -----------     -----------     -----------     -----------

OPERATING EXPENSES
     Selling                                   172,571         101,108         265,371         187,852
     General and administrative                188,021         115,449         364,221         205,816
     Research and development                   69,527          17,775         118,527          30,146
                                           -----------     -----------     -----------     -----------
                                               430,119         234,332         748,119         423,814
                                           -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                          (346,749)       (216,452)       (628,649)       (314,976)
                                           -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
     Interest expense                           (6,961)         (1,350)        (15,861)         (2,910)
     Other                                       7,876           2,876           5,276           7,422
                                           -----------     -----------     -----------     -----------
                                                   915           1,526         (10,585)          4,512
                                           -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                      (345,834)       (214,926)       (639,234)       (310,464)

PROVISION FOR INCOME TAXES                        --              --              --              --
                                           -----------     -----------     -----------     -----------


NET LOSS                                   $  (345,834)    $   (214,926)   $  (639,234)    $  (310,464)
                                           ===========     ============    ===========     ===========

NET LOSS PER COMMON SHARE                  $     (0.15)    $      (0.12)   $     (0.29)    $     (0.18)
                                           ===========     ============    ===========     ===========

WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING                     2,254,931       1,724,864       2,190,415       1,684,624
                                           ===========     ============    ===========     ===========


The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS
           (Unaudited)
                                                                           Six months ended June 30,
                                                                          1997                   1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(639,234)             $(310,410)
     Adjustments to reconcile net loss to net cash
          used by operating activities
            Depreciation and amortization                                 27,024                 18,400
            Allowance for doubtful accounts                                  390                  2,700
            Issuance of common stock for services rendered                10,589                 25,000
          Changes in:
            Receivables                                                 (156,863)               (18,400)
            Inventories                                                  (32,356)               (54,966)
            Prepaid expenses                                              14,015
            Customer Deposits                                            105,480                 (1,362)
            Accounts payable                                              69,424                 61,850
            Accrued liabilities and other expenses                       (37,996)                42,357
                                                                       ---------              ---------
                  Net cash used by operating activities                 (639,621)              (234,831)
                                                                       ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                              (56,734)               (21,247)
     Investment in subsidiaries                                          (13,882)
                                                                       ---------              ---------
                  Net cash used by investing activities                  (70,616)               (21,247)
                                                                       ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          30,000                 88,362
     Proceeds from long-term debt                                                                25,000
     Decrease in restricted cash                                          10,000
     Sale of common stock, net of stock offering costs                   838,705                300,802
     Principal repayments on long-term debt                               (6,179)                (2,726)
     Payments on obligations under capital leases                         (6,003)
     Principal repayments on note payable                               (122,038)
                                                                       ---------              ---------
                  Net cash provided by financing activities              744,485                411,438
                                                                       ---------              ---------

NET INCREASE IN CASH                                                      34,352                155,360

CASH, beginning of period                                                161,600                 21,800
                                                                       ---------              ---------

CASH, end of period                                                    $ 195,952              $ 177,160
                                                                       =========              =========


The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The financial statements presented herein as of June 30, 1997 and June 30, 1996, and for the interim results of operations for the three months and six months ended June 30, 1997 and June 30, 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

(2) -  RECEIVABLES

                                                                   June 30, 1997
                                                                  --------------
Trade accounts receivable                                         $   234,174
Less allowance for doubtful accounts                                  (16,790)
                                                                  ------------

                                                                  $   217,384
                                                                  ============
(3) - INVENTORIES

                                                                   June 30, 1997
                                                                  --------------
Raw materials                                                     $   159,994
Work-in-process                                                        43,719
Finished goods                                                         75,243
                                                                  -------------

                                                                  $   278,956
                                                                  =============
(4) - PROPERTY AND EQUIPMENT

                                                                   June 30, 1997
                                                                  --------------
Demonstration bicycles                                            $    60,514
Machinery and equipment                                                47,723
Equipment under capital leases                                         42,100
Office furniture and fixtures                                          30,835
Computers                                                              19,135
Leasehold improvements                                                 10,221
Vehicle                                                                 4,300
                                                                  --------------
                                                                      214,828
Less accumulated depreciation and amortization                        (84,401)
                                                                  --------------
                                                                  $   130,427
                                                                  =============

(5) - NOTES PAYABLE

                                                                  June 30, 1997
                                                                  -------------
Notes to stockholders,  with  interest at 12%;  interest and principal  due when the notes  mature in  November  and
     December,  1997.  The note  holders  have  been  issued
     warrants to purchase,  in the aggregate,  21,800 shares
     of common  stock at $5.25 per  share  through  October,
     1999.                                                          $ 109,000

Notes to a stockholder, with interest at 10%;  principal and interest  is due when the  notes  mature  in  December,
     1997; unsecured                                                   35,362
                                                                    ---------
                                                                    $ 144,362
                                                                    =========
(6) - COMMON STOCK

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

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles that the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles are done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one vendor for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components.

         U.P.S. and Federal Express usually ship the electric motor kits and electric bicycles sold by ZAP. Larger quantity orders to wholesale distributors are shipped common carrier. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

         The Company recently began selling an electric scooter manufactured by an Italian company through a joint marketing agreement where they have rights to sell the Company's products in Italy and Austria, and the Company has the right to sell their product in Northern America. Subsequent to this agreement the company has sold approximately 70 units.

         The Company as of June 30,1997 had a $359,913 sales backlog. The company expects to fill these orders within the next 60 days.

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

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and
Notes) for the periods indicated:

                                                                 Quarter ended June 30,   Six months ended June 30,
                                                                 1997           1996         1997          1996
                                                                 ----           ----         ----          ----
     Statements of Income Data:
         Net sales........................................      100.0%          100.0%       100.0%       100.0%
         Cost of sales....................................       85.3            92.7         85.5         75.8
         Gross profit (Loss)..............................       14.7             7.3         14.5         24.2
         Operating  expenses..............................       75.7            95.5         90.6         94.4
         Loss from operations.............................      (61.0)          (88.2)       (76.1)       (70.2)
         Other  income (expense)..........................       (0.2)            0.6         (1.2)         1.0
         Loss before income taxes.........................      (60.8)          (87.6)       (77.3)       (69.2)
         Provision for income taxes.......................        0.0             0.0          0.0          0.0
         Net loss.........................................      (60.8)          (87.6)       (77.3)        69.2

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1997

Net sales for the quarter ended June 30, 1997, were $568,223 compared to $245,218 in the prior year, an increase of $323,005 or 132%. The increase in sales is primarily attributed to sales of both complete electric bicycles and electric motor kits to a large bicycle company. The Company also sold $15,755 of the imported Italian scooter through its distributor agreement with Movity S.r.l.

     Gross profit (loss). Gross profit increased as a percentage of net sales, from 7% to 15%. The total gross profit increased $65,490 or 366%. This increase is due to increased production volume increasing thus lower the cost per unit manufactured.

         Selling expenses in the quarter ended June 30, 1997 were $172,571 as compared to $101,100 for the quarter ended June 30, 1996. This was an increase of $71,463 or 71% from 1996 to 1997. As a percentage of sales, selling expenses decreased from 41% of sales to 30% of sales. This was due to an increase in sales compared to the 1996 period.

         General and administrative expenses for the quarter ended June 30, 1997 were $188,021. This is an increase of $72,572 or 63% from 1996. As a percentage of sales, general and administrative expense decreased from 47% to 33% of net sales. Expense increases during the 2nd quarter of 1997 as compared to the 2nd quarter of 1996 resulted from the increased accounting, auditing and administration expense to support the Company's public offering and the increase in sales activity.

         Research and development increased $51,752 or 291% from the 2nd quarter of 1996 as compared to the 2nd quarter of 1997. As a percentage of net sales it increased to 12% of sales in the 1st quarter of 1997 as compared to 7% of sales in the 1st quarter of 1996. The expense increase in the 2nd quarter of 1997 was related to the electric scooter products that will be introduced in the second half of 1997.

         Other income (expense) decreased $611 or 40% from the 2nd quarter of 1996 to 1997. This decrease was due to interest expense increasing $5,600 in the second quarter of 1997 as compared to the second quarter of 1996.


Six Months Ending June 30, 1996 Compared to Six Months Ending June 30, 1997

         Net  sales  for the six  months  ended  June 30,  1997,  were  $826,123 compared to $449,016 in the six months ended June 30, 1996, an increase of $377,107 or 84%. The increase in sales is attributed to sales of both complete electric bicycles and electric motor kits to a large bicycle company. The Company sold $15,755 of the imported Italian scooter through its distributor agreement with Movity S.r.l. in the first half of 1997.

         Gross profit (loss). Gross profit decreased as a percentage of net sales, from 24% to 14%. The total gross profit increased $10,632 or 10%. The gross profit as a percentage of sales decrease was due to the liquidation of the 1996 models in January of 1997, additional manufacturing costs associated with the startup of the 1997 models, and the additional initial costs associated with the large bicycle manufacturer order in the second quarter of 1997.

         Selling expenses in the six months ended June 30, 1997 were $265,371. This was an increase of 77,519 or 41% from the same period in 1996. As a percentage of sales, selling expenses decreased from 42% of sales to 32% of sales. This was due to a decrease in marketing to auto dealerships and an increase in direct retail sales and other dealer outlets as compared to the 1996 period.

         General and administrative expenses for the six months ended June 30, 1997 were $364,221. This is an increase of $158,405 or 77% from 1996. As a percentage of sales, general and administrative expense decreased from 46% to 44% of net sales. Expense increases during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 resulted from the expense increases in, accounting, auditing and administration to support the Company's public offering, increases in sales and corporate development.

         Research and development increased $88,381 or 293% from the six months ended June 30, 1996 as compared to the six months ended June 30, 1997. As a percentage of net sales it increased to 14% of sales in the six months ended June 30, 1997 as compared to 7% of sales in the six months ended June 30, 1996. The expense increase in the six months ended June 30, 1997 was related to development of the electric scooter products that will be introduced in the second half of 1997, and new products to be introduced in foreign markets.

         Other income (expense) decreased $15,097 or 334% from the six months ended June 30, 1996 to the six months ended June 30, 1997. This decrease was due to interest expense increasing $12,951 in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Liquidity and Capital Resources

         In the six months ended June 30, 1997 the Company had a cash deficit of $639,621 from operations as compared to a cash deficit of $234,831 in the six months ended June 30, 1996. In order to meet all of the Company's operating expenses, the Company relied on the sales of common stock and the issuance of notes payable.

         In the six months ended June 30, 1997 the Company raised a total of $838,705 from common stock sales and $30,000 from the issuance of notes payable. In the six months ended June 30, 1996 the Company raised $300,802 from stock sales and $88,362 from the issuance of notes payable. The Company was cleared by the SEC to sell public shares on November 29, 1996. The funds received from this direct public offering in the six months ended June 30, 1997 were utilized to pay the Company's operating expenses and capital expenditures.

         At June 30, 1996 and 1997, the Company had a working capital of $70,800 and $126,497 respectively. As of June 30, 1997, the Company had total current assets of $793,716, including cash of $195,957, accounts receivable of $217,384, inventories of $278,956, and prepaid expenses of $101,424. The Company's current liabilities as of June 30,1997 were $667,219, including accounts payable and accrued expenses of $399,044, notes payable of $144,362 and $17,847 of current maturity of long-term debt and leases. The balance of notes payable issued in November and December of 1996 in the amount of $109,000 are due in November and December of 1997. These note holders were granted a total of 21,800 warrants. The proceeds from this placement went to fund increased inventory levels, accounts receivables, capital expenditures and the Company's public stock offering expenses. The balance of notes payable $35,362, was an unsecured note with an interest rate of 10%. This note is due in December of 1997. Deposits from customers as of June 30, 1997 is a prepayment from the large bicycle manufacturer paid to the Company per the terms of the purchase order from them.

         The Company had net cash provided by financing activities of $411,438 for the six months ended June 30, 1996, and $744,485 for the six months ended June 30, 1997. Net cash provided by financing activities for the six months ended June 30, 1996 was from notes payable proceeds of $88,362, a bank loan of $25,000, and sale of common stock of $300,802. Net cash provided by financing activities for the six months ended June 30,1997 was $30,000 from notes payable, $838,705 from the sale of common stock, less $124,220 of repayments of notes payable, bank debt and lease obligations and the elimination of restricted cash required on the notes payable.

         The bank loan with Wells Fargo Bank, (March 1996), had an initial principal balance of $25,000 amortized over 2 years at an interest rate of 15%. The note, with a balance of $11,321 as of June 30, 1997, will be paid off March of 1998. The equipment leases are with AT&T Credit Corporation, (July 1996), had an initial balance of $43,076 with monthly payments of $1,186 for three years.

         The Company's primary capital needs are to fund its growth strategy, which includes increasing its net sales, increasing distribution channels, introducing new products, improving existing product lines and development of strong corporate infrastructure.

Recent Accounting Pronouncements

         During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which established a fair value-based method of accounting for stock-based compensation plans. The Company is currently following the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but includes the disclosures required by SFAS 123 in the annual report.

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


                ZAP POWER SYSTEMS
-----------------------------------------------
                  (Registrant)


         Date
              ---------------           ----------------------------------------
                                        Gary Starr - Managing Director

         Date
              ---------------           ----------------------------------------
                                        James McGreen - President and Director