Form 10-Q
period 1997-09-30
ZAP POWER SYSTEMS INC
filed 1997-11-13
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                       Commission file number 333-05744-LA
                                              ------------

                                ZAP POWER SYSTEMS
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                         94-3210624
-------------------------------                          -------------------
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
(Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,345,335 shares of common stock as of October 7, 1997


          Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZAP POWER SYSTEMS
CONDENSED BALANCE SHEETS
(Unaudited)
                                                                   September 30,
                                                                       1997
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash                                                           $   129,385
     Receivables                                                        203,734
     Inventories                                                        270,151
     Prepaid expenses and other assets                                   86,285
                                                                    -----------
         Total current assets                                           689,555
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  140,200
                                                                    -----------

OTHER ASSETS
     Investment in joint venture                                         66,381
     Intangibles, net of accumulated amortization                        18,905
          of $3,132
     Deposits                                                            21,956
                                                                    -----------
                                                                        107,242
                                                                    -----------
          Total assets                                              $   936,997
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   193,437
     Accrued liabilities and other expenses                              35,475
     Customer Deposits                                                  176,050
     Notes payable                                                      144,362
     Current maturities of long-term debt                                 8,067
     Current maturities of obligations under capital leases               3,583
                                                                    -----------
          Total current liabilities                                     560,974
                                                                    -----------

OTHER LIABILITIES
     Obligations under capital leases, less current maturities           26,928
                                                                    -----------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
             authorized, 2,343,135 shares issued and
             outstanding                                              2,087,361
     Accumulated deficit                                             (1,738,266)
                                                                    -----------
                Total stockholders' equity                              349,095
                                                                    -----------

Total liabilities and stockholders' equity                          $   936,997
                                                                    ===========

The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
                                  Quarter ended September 30,  Nine Months ended September 30,
                                      1997           1996           1997           1996
----------------------------------------------------------------------------------------------
NET SALES                         $   501,025    $   403,618    $ 1,327,148    $   852,634

COST OF GOODS SOLD                    328,443        278,047      1,035,096        618,225
                                  -----------    -----------    -----------    -----------

GROSS PROFIT                          172,582        125,571        292,052        234,409
                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Selling                          159,516        152,186        424,887        340,038
     General and administrative       136,652        156,776        500,873        362,592
     Research and development          66,475         28,239        185,002         58,386
                                  -----------    -----------    -----------    -----------
                                      362,643        337,201      1,110,762        761,016
                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                 (190,061)      (211,630)      (818,710)      (526,607)
                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                  (6,356)        (3,607)       (22,217)        (6,517)
     Other                              4,185          2,856          9,537         10,278
                                  -----------    -----------    -----------    -----------

                                       (2,171)          (751)       (12,680)         3,761
                                  -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES             (192,232)      (212,381)      (831,390)      (522,846)

PROVISION FOR INCOME TAXES               --             --             --             --
                                  -----------    -----------    -----------    -----------

NET LOSS                          $  (192,232)   $  (212,381)   $  (831,390)   $  (522,846)
                                  ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE         $     (0.08)   $     (0.11)   $     (0.37)   $     (0.28)
                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING            2,319,328      1,972,094      2,233,385      1,848,479
                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Nine months ended September 30,
                                                                  1997           1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $  (831,390)   $  (522,791)
     Adjustments to reconcile net loss to net cash
          used by operating activities
              Depreciation and amortization                        46,024         32,400
              Allowance for doubtful accounts                      (2,538)         4,700
              Issuance of common stock for services rendered       67,770         56,000
          Changes in:
              Receivables                                        (140,286)       (28,000)
              Inventories                                         (23,581)       (86,067)
              Prepaid expenses                                     29,155           --
              Deposits                                            165,981         (1,658)
              Accounts payable                                   (107,753)       116,187
              Accrued liabilities and other expenses              (27,453)        54,034
                                                              -----------    -----------
                  Net cash used by operating activities          (824,071)      (375,195)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                       (80,618)       (74,639)
     Investment in subsidiaries                                   (13,882)          --
     Patent Defense                                               (13,113)          --
                                                              -----------    -----------
                  Net cash used by investing activities          (107,613)       (74,639)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                   30,000         83,362
     Proceeds from long-term debt                                                 25,000
     Decrease in restricted cash                                   10,000
     Sale of common stock, net of stock offering costs          1,000,405        420,942
     Principal repayments on long-term debt                        (9,409)        (4,600)
     Payments on obligations under capital leases                  (9,509)        (3,380)
     Principal repayments on note payable                        (122,000)        10,000
                                                              -----------    -----------
                  Net cash provided by financing activities       899,487        531,324
                                                              -----------    -----------

NET INCREASE/(DECREASE) IN CASH                                   (32,197)        81,490

CASH, beginning of period                                         161,582         21,800
                                                              -----------    -----------

CASH, end of period                                           $   129,385    $   103,290
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

The financial statements presented herein as of September 30, 1997 and September 30, 1996, and for the interim results of operations for the three months and nine months ended September 30, 1997 and September 30, 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                             September 30, 1997
                                                             ------------------

Trade accounts receivable                                         $ 217,596
Less allowance for doubtful accounts                                (13,862)
                                                                  ---------
                                                                  $ 203,734
                                                                  =========

(3) - INVENTORIES

                                                             September 30, 1997
                                                             ------------------

Raw materials                                                     $ 181,834
Work-in-process                                                      68,536
Finished goods                                                       19,781
                                                                  ---------
                                                                  $ 270,151
                                                                  =========

(4) - PROPERTY AND EQUIPMENT

                                                             September 30, 1997
                                                             ------------------

Demonstration items                                               $  79,638
Machinery and equipment                                              45,122
Equipment under capital leases                                       45,940
Office furniture and fixtures                                        37,985
Computers                                                            19,135
Leasehold improvements                                               10,432
Vehicle                                                               4,300
                                                                  ---------
                                                                    242,552
Less accumulated depreciation and amortization                     (102,352)
                                                                  ---------
                                                                  $ 140,200
                                                                  =========

(5) - NOTES PAYABLE

                                                             September 30, 1997
                                                             ------------------

Notes to stockholders,  with interest at 12%;
     interest  and  principal  due  when  the
     notes mature in November  and  December,
     1997.  The note holders have been issued
     warrants to purchase,  in the aggregate,
     21,800  shares of common  stock at $5.25
     per share through October, 1999.                           $   109,000

Notes to a stockholder, with interest at 10%;
     principal  and  interest is due when the
     notes   mature   in   December,    1997;
     unsecured                                                       35,362
                                                                -----------

                                                                $   144,362
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

         The Company sells its electric bicycles and kits to retail customers, police departments, electric utility companies, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30-day terms. Many of the bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles that the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles are done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one vendor for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer and security industries for power interrupt systems. The electronic system uses standard electronic components.

     U.P.S. and Federal Express usually ship the electric motor kits and electric bicycles sold by ZAP. Larger quantity orders to wholesale distributors are shipped common carrier. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

     The Company recently began manufacturing an electric scooter known as the "Zappy". The patent on this product is currently pending. Sixty orders have been received on this product which is expected to be available some time in December.

     The Company as of September 30, 1997 had a $180,949 sales backlog. The company expects to fill these orders within the next 60 days. Additionally, a contract with Central and South West Services, Inc., is in progress subject to SEC approval. The finalized documentation with the effective date will determine if and when SEC approval is granted. The contract is for $500,000 in products beginning in the fourth quarter of 1997 and extending out through the middle of 1998. The company also has purchase orders in hand in excess of $1Million. Although these purchase orders are in hand, no assurance can be made that either the Central and South West or the others will be less than their orders.

     The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, and by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas. The company is also working on setting up franchise stores to assist in the retail sales arena. Currently California and Florida have been the only states with approval for this venture. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product so that it is the low cost leader in the industry. Product improvements and new product introductions will continue to enlarge ZAP's presence in the electric vehicle industry.

Results of Operations

         The following table sets forth,  as a percentage of net sales,  certain items included in the Company's Income Statements (see Financial  Statements and
Notes) for the periods indicated:
                                                               Quarter ended September 30,  Nine months ended September 30,
                                                                 1997           1996               1997            1996
                                                                 ----           ----               ----            ----
     Statements of Income Data:
         Net sales........................................      100.0%          100.0%            100.0%          100.0%
         Cost of sales....................................       65.6            68.9              78.0            72.5
         Gross profit (Loss)..............................       34.4            31.1              22.0            27.5
         Operating  expenses..............................       72.4            83.5              83.7            89.3
         Loss from operations.............................      (38.0)          (52.4)            (61.7)          (61.8)
         Other  income (expense)..........................       (0.4)          ( 0.2)             (1.0)            0.5
         Loss before income taxes.........................      (38.4)          (52.6)            (62.7)          (61.3)
         Provision for income taxes.......................        0.0             0.0               0.0             0.0
         Net loss.........................................      (38.4)          (52.6)            (62.7)          (61.3)

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Net sales for the quarter ended September 30, 1997, were $501,025 compared to $403,618 in the prior year, an increase of $97,407 or 24%. The increase in sales is primarily attributed to sales of complete electric bicycles, electric motor kits, and scooters.

     Gross profit (loss). Gross profit increased as a percentage of net sales to 34% from 31%. The total gross profit increased $47,011 or 37%. This increase is due to improved cost efficiency and stronger inventory controls.

     Selling expenses in the quarter ended September 30, 1997 were $159,519 as compared to $152,186 for the quarter ended September 30, 1996. This was an increase of $7,333 or 5% from 1996 to 1997. As a percentage of sales, selling expenses decreased from 38% of sales to 32% of sales. This was due to an increase in sales compared to the 1996 period.

     General and administrative expenses for the quarter ended September 30, 1997 were $136,652. This is a decrease of $20,124 or 13% from 1996. As a percentage of sales, general and administrative expense decreased to 27% from 39% of net sales. Expense decreases during the 3rd quarter of 1997 as compared to the 3rd quarter of 1996 resulted from reduced personnel needs and greater cost controls.

     Research and development increased $38,236 or 135% in the 3rd quarter of 1997 as compared to the 3rd quarter of 1996. As a percentage of net sales it increased to 13% of sales in the 3rd quarter of 1997 as compared to 7% of sales in the 3rd quarter of 1996. The expense increase in the 3rd quarter of 1997 was due to increased efforts to create new products including the new "Zappy" to be introduced in December as well as products for the China Market. Additionally, the company is renting a second building for the Research and Development group.

     Other income (expense) decreased $1,420 or 189% in the 3rd quarter of 1997 as compared to 1996. This decrease was due to interest expense increasing $2,749 in the third quarter of 1997 as compared to 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net sales for the nine months ended September 30, 1997, were $1,327,148 compared with $852,634 in the nine months ended September 30, 1996, an increase of $474,514 or 56%. The increase in sales is attributed to sales of both complete electric bicycles and electric motor kits to a large bicycle company. The company has also increased its sales impact overseas.

     Gross profit (loss). Gross profit decreased as a percentage of net sales, from 27% to 22%. The total gross profit increased $57,643 or 25%. The gross profit as a percentage of sales decrease was due to the earlier liquidation of the 1996 models in January of 1997, additional manufacturing costs associated with the startup of the 1997 models, and the additional assembly costs associated with the production of the new single motor bicycle.

     Selling expenses in the nine months ended September 30, 1997 were $424,887. This was an increase of 84,849 or 25% from the same period in 1996. As a percentage of sales, selling expenses decreased from 40% of sales to 32% of sales. This was due to a greater percentage of increased sales in comparison to the dollars spent on selling costs.

     General and administrative expenses for the nine months ended September 30, 1997 were $500,873. This is an increase of $138,281 or 38% from 1996. As a percentage of sales, general and administrative expenses decreased from 43% to 38% of net sales. Expense increases during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 resulted from the expense increases in accounting and administration to support the Company's sales growth, increases in sales and corporate development, and legal fees associated with opening ZAP electric vehicle franchise outlet stores.

     Research and development increased $122,616 or 217% in the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. As a percentage of net sales it increased to 14% of sales in the nine months ended September 30, 1997 as compared to 7% of sales in the nine months ended September 30, 1996. The expense increase in the nine months ended September 30, 1997 was related to development of the "Zappy" that will be introduced in December, the new single motor electricruizer, the new worldbike, and vehicles for the China market.

     Other income (expense) decreased $16,441 or 437% in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This decrease was due to interest expense increasing $15,700 in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Liquidity and Capital Resources

     In the nine months ended September 30, 1997 the Company had a cash deficit of $831,390 from operations as compared to a cash deficit of $522,791 in the nine months ended September 30, 1996. In order to meet all of the Company's operating expenses the Company relied on the sales of common stock and issuing notes payable.

     In the nine months ended September 30, 1997 the Company raised a total of $1,000,405 from common stock sales and $30,000 from the issuance of notes payable. In the nine months ended September 30, 1996 the Company raised $420,942 from stock sales and $83,362 from the issuance of notes payable. The Company was cleared by the SEC to sell public shares on November 29, 1996. The funds received from this direct public offering in the nine months ended September 30, 1997 were utilized to pay down accounts payable and accrued expenses and to pay the Company's operating expenses.

     At September 30, 1997 and 1996, the Company had a working capital of $128,581 and ($46,308) respectively. As of September 30, 1997, the Company had total current assets of $689,555, including cash of $129,385, accounts receivable of $203,784, inventories of $270,151, and prepaid expenses of $86,285. The Company's current liabilities as of September 30, 1997 were $560,974, including accounts payable and accrued expenses of $228,912, notes payable of $144,362 and $11,650 of current maturity of long-term debt and leases. The balance of notes payable issued in November and December of 1996 in the amount of $109,000 are due in November and December of 1997. These note holders were granted a total of 21,800 warrants. The proceeds from this placement went to fund increased inventory levels, accounts receivables, capital expenditures and the Company's public stock offering expenses. The balance of notes payable $35,362, was an unsecured note with an interest rate of 10%. This note is due in December of 1997. Deposits from customers as of September 30, 1997 include a prepayment from a large bicycle manufacturer paid to the Company per the terms of the purchase order from them.

     The Company had net cash provided by financing activities of $899,487 for the nine months ended September 30, 1997, and $531,324 for the nine months ended September 30, 1996. Net cash provided by financing activities for the nine months ended September 30, 1996 was from notes payable proceeds of $83,362, a bank loan of $25,000, and sale of common stock of $420,942. Net cash provided by financing activities for the nine months ended September 30, 1997 was $30,000 from notes payable, $1,000,405 from the sale of common stock, less $122,000 of repayments of notes payable, bank debt and lease obligations and the elimination of restricted cash required on the notes payable.

     The bank loan with Wells Fargo Bank (March 1996) had an initial principal balance of $25,000 amortized over 2 years at an interest rate of 15%. The note, with a balance of $8,067 as of September 30, 1997, will be paid off by March of 1998. The equipment leases with AT&T Credit Corporation (July 1996 & May 1997) had an total balance of $45,930 for all three leases with monthly payments of $1,654 for three years. The new lease with AT&T that began in May was for a forklift used by the production area.

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


     ZAP POWER SYSTEMS
----------------------------------
       (Registrant)


Date ______________                   __________________________________________
                                         James McGreen - President and Director


Date ______________                   __________________________________________
                                           Gary Starr - Managing Director