Form 10KSB
period 1997-12-31
ZAP POWER SYSTEMS INC
filed 1998-04-10
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                     For the fiscal year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       For the transition period from ___________ to ___________

                                              Commission file number ___________


                                ZAP POWER SYSTEMS
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           CALIFORNIA                                            94-3210624
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

117 Morris Street, Sebastopol, California                           95472
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (707) 824-4150
                         ---------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered

          None
-------------------------------             -------------------------------

-------------------------------             -------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                  None
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ___.

         State issuer's revenues for its most recent fiscal year. $1,640,200
                                                                  ----------

         The aggregate market value of the Company's voting common stock held by non-affiliates as of March 27, 1998, based on the average Bid and Ask price on that date was $8,839,423.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,568,331 shares of common
stock as of March 27, 1998.                           --------------------------
---------------------------

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

         Item 10.          Executive Compensation

         Item 11.          Security  Ownership and Certain Beneficial Owners and
                           Management

         Item 12.          Certain Relationships and Related Transactions

         Item 13.          Exhibits and Reports on Form 8-k

                                     Part I

         Item 1.           Description of Business

              A.           Business Development


     ZAP Power Systems (the "Company" or "ZAP") was incorporated under the laws of the state of California, on September 23, 1994. At its Sebastopol facilities, the Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other low-power electric transportation vehicles.

     The Company objective is to leverage its technology and name recognition to serve a number of high potential markets in the electric bicycle and electric scooter industry. ZAP desires to establish distribution systems for these and other low powered electric vehicles. On February 10, 1998, NASD cleared ZAP Power Systems common stock for quotation on the OTC Bulletin Board under the symbol "ZAPP". Initially, the Company's revenue was primarily derived from development contracts from a foreign private entity and from domestic government agencies. Now the Company is focusing on the manufacturing and distribution of commercialized products.

     During the second half of 1995 the Company began to develop a marketing and production strategy for the United States. It started selling electric bikes and kits through bicycle dealers. In the first quarter of 1996 the Company developed a Web Site on the World Wide Web (www.zapbikes.com) allowing customers to buy the ZAP products through the Internet. In the second quarter of 1996 the Company entered into a contract with Power Biking Inc., an entity formed to sell electric bicycles through auto dealerships, to enroll auto dealers in North America to sell the Company's electric bicycles. In April of 1996 the Company began selling electric bicycles and electric motor kits through mail order catalogs. During 1997, ZAP increased its emphasis on the overseas market with approximately 15% of its sales being generated from foreign entities. In March of 1997, the Company entered into a contract agreement with a large bicycle manufacturer in North America to distribute its bicycles and motor systems through retail stores. That agreement was completed at the end of 1997. In December 1997, the Company unveiled its electric vehicle outlet store concept.

     The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30,1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). A third Patent, for its ZAPPY(TM) Scooter is currently pending. A Trademark for the name "ZAP" was issued to James McGreen on September 28, 1993 and assigned to the Company on September 23, 1994.


          B.      Business of Issuer

     The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles that the Company designs and has manufactured under contract. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The electric motor kit manufacturing and installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one Company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The ZAPPY scooter is manufactured by the Company, using parts manufactured by various subcontractors.

The electric motor kits, bicycles, and scooters sold by ZAP are shipped by U.P.S. and Federal Express. Larger quantity orders to wholesale distributors are shipped by common carrier. Overseas shipments are shipped by ocean carrier or airfreight. The Company has developed long term purchase arrangements with its key vendors. The Company has no contractual relationships with any of its vendors.

     The electric bicycle industry has three (3) major manufacturers and a large group of small manufacturers. The major manufacturers are Honda, Suzuki, and Yamaha. They mainly sell products into Japan and China. The other group of manufacturers is much smaller in size and sales volume. These manufacturers have products that sell into the U.S., European, and Asian markets. The Company does not consider electric bicycle industry sales numbers very accurate at this point in time. As such the Company's position in terms of sales volumes is impossible to determine.

      Item 2.     Description of Property

      The Company leases its manufacturing and office facilities, consisting of 9,500 square feet, at 111 & 117 Morris Street, Sebastopol, CA. The Company's property consists primarily of manufacturing equipment, and office computer systems. The monthly lease payments total $6,114.40 per month. The landlords are Daniel O. Davis and Robbin H. Davis. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlord. The lease expires June 1, 1998 with a renewal option for two additional five-year periods. The Company owns the basic tools and equipment necessary for the conduct of its production, research and development, and vehicle prototyping activities.

      As of December 31, 1997 the Company has 32 full-time and 6 part-time employees. Most of the employees work at the Company's Sebastopol, California locations except for one employee who oversees a Company seasonal factory outlet store in Santa Rosa, CA.

      Item 3.     Legal Proceedings

     There were no material proceedings pending in 1997 in which the Registrant was named as a party.

      Item 4.     Submission of Matters to a Vote of Security Holders

      The Company called a special shareholders meeting November 29, 1997. A total of 1,590,911 shares (63.0%) were present or represented by proxy at the meeting to vote on the following issues:

         Election of James McGreen, Gary Starr, Nancy Cadigan, Lee Sannella and Jessalyn Nash to the board of directors. For 1,590,811 Against 100 Abstained 0

         Ratify all actions previously taken by the Board of Directors. For 1,577,385 Against 100 Abstained 13,426


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The number of shares issued of record as of December 31, 1997 is 2,542,700. No dividends of cash or stock have been paid by the Company in the past. The payment of dividends will depend entirely upon the Company's ability to generate sufficient earnings, its financial needs, and other unpredictable factors. It is not anticipated that common dividends will be paid in the foreseeable future.

     During 1996 the Company sold 328,300 shares of common stock in a private placement at a price per share of $1.67. Net proceeds to the Company were $504,600 after deducting expenses of $41,500. The Company also converted $55,000 of notes payable into 33,000 shares of Common Stock and issued 10,000 shares of Common Stock at a fair value of $5.25 per share as its investment in a joint venture. In addition the Company issued 57,400 shares for payment of current and future services at an average price of $3.15 per share.

      In November of 1996 the Company commenced a direct public offering of its Common Stock, offering for sale 500,000 shares at $5.25 per share. During 1996, the Company sold 3800 shares and received $19,900 in proceeds. In 1997, the Company sold an additional 415,100 shares in connection with the direct public offering and realized net proceeds of $1,990,900, net of offering related expenses of $188,400. In total, the Company sold 84% of the shares offered for sale and realized net proceeds of $2,010,600. The offering was completed in November 1997. In addition, in 1997, the Company 1) realized $12,600 in proceeds from the exercise of stock options and issued 21,600 shares, 2) converted $77,800 in notes payable and accrued interest into 14,800 shares ($5.25 per share), 3) issued 19,700 shares in payment for current and future services at an average price per share of $4.81 and, 4) cancelled 5,000 of the shares originally issued in connection with its investment in the joint venture in settlement of that activity.

     The Company has in process a second direct public offering of its Common Stock offering for sale 500,000 shares at $6.00 per share. The company commenced this offering in January 1998 and as of March 27, 1998 has sold 19,967 shares and realized gross proceeds of $119,802. On March 11, 1998, the Company's Common Stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP".

      As of December 31, 1997 the Company had 1,771 holders of the common stock.

      Item 6. Management's Discussion and Analysis of Plan of Financial Condition and Results of Operations.

     Overview

     The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles. Historically, unit sales have been approximately 55% kits and 45% electric bicycles. Dollar sales have been 50% kits and 50% electric bicycles.

     The Company sells its electric bicycles and kits to retail customers; international distributors, law enforcement agencies, electric utility companies, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30-day terms. Many of the bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.

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

     The Company's growth strategy is to increase net sales by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas as well as setting up Company and franchise stores to assist in the retail sales arena. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product so it is the low cost leader in the industry. Product improvements and new product introductions will continue to enlarge ZAP's presence in the electric vehicle industry.


Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

         Net sales for the year ended December 31, 1997 were $1,640,200 compared to $1,170,900 in the prior year, an increase of $469,300 or 40%. The increase in sales is attributed to an increased demand for complete electric bicycles, electric motor kits, and scooters. Much of the increase was in dealer and international sales. During the year ended December 31, 1997, $430,000 in sales representing 26% of total net sales were with one customer. The company ceased selling products to this customer in late 1997 and is not expected to have any material sales to this customer in 1998. The loss of this one customer is not expected to have a material adverse affect on the company's results of operations in future periods. In 1996, no one customer accounted for 10% of more of the company's net sales.

         Gross profit. Gross profit decreased as a percentage of net sales, from 26% to 22%. Early year liquidation of 1996 models and up-front costs incurred in developing the new ZAPPY(TM) scooter resulted in a lower gross-margin percentage. The total gross profit increased $57,300 or 19% due to the increase in net sales from 1996 to 1997.

         Selling. Selling expenses in 1997 were $633,000. This was an increase of $156,200 or 33% from 1996 to 1997. As a percentage of sales, selling expenses decreased from 41% of sales to 39% of sales. This was due to an increase in sales dollars as well as a reduction in marketing efforts towards auto dealerships and other dealer outlets. There was minimal change in sales and marketing personnel.

         General and administrative expense. General and administrative expenses in 1997 were $820,400. This was an increase of $265,600 or 48% from 1996 to 1997. As a percentage of net sales, General and Administrative expenses increased from 47% in 1996 to 50% in 1997. This result was due to added employees in General and Administrative areas and administrative supplies.

         Research and development expense. Research and development expenses in 1997 were $246,100, an increase of 145,700 or 145% from 1996 to 1997. As a percentage of sales, research and development expenses increased from 9% to 15% respectively. These increases were due to the heightened efforts in developing the new ZAPPY(TM) Scooter, the single speed lower cost motor-system for bicycles, and a low cost "Z-Bike" for overseas markets. Also, additional patents were filed. In 1997, the increase in funds available for research resulting from the Company's Direct Public Offering also contributed to the increase in research and development expenses in 1997 over 1996 levels.

         Other income (expense). Interest expense increased to $84,800 in 1997, an increase of $73,400 over 1996. The increase can be attributed to 1) the amortization of the fair value of warrants issued in connection with previous debt financings of $56,300 and, 2) the increase in interest expense on outstanding loans in 1997 of approximately $17,000. Such increase results from the loans being outstanding for a longer time period in 1997 as compared to 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1996

         Net sales for the year ended December 31, 1996 were $1,170,900 compared to $650,800 in the prior year, an increase of $520,100 or 80%. The increase in sales is attributed to the Company's development of the retail sales of its electric bicycles and kits through Auto dealers, Mail order catalogs, Electric Utilities companies and bicycle retail outlets. The Company established sales agreements with, The Sharper Image Catalog, Power Biking Corporation, Merry Sales, and Beverly Hills Motorcycle Catalog in the USA. Through Power Biking Corporation the Company signed up 8 Auto dealerships to sell the ZAP product line. During 1996 the Company developed a program with forty Electric Utilities to promote the use of electric bicycles. Through this program the Company has sold approximately 160 electric bicycles, electric kits and electric police bicycles in 1996. The Company established sales/distribution agreements with three foreign distributors. The Company expanded its Internet marketing and sales effort in 1996 by expanding the existing ZAP Web page. The net sales increase resulted from increased bicycle and kit sales through expanded distribution channels both domestically and off shore. The Company also increased the sales price to distributors and retail customers an average of 25% in the same period.

         Gross profit. Gross profit decreased as a percentage of net sales, from 33% to 26%. The transition from research and development projects to electric bicycle and electric kit sales resulted in a lower total gross profit percentage. The total gross profit increased $92,800 or 43% because of the increase in net sales from 1995 to 1996.

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

     Research and development increased $25,700 or 34% from 1995 to 1996. As a percentage of net sales it decreased from 12% to 9% respectively. This expense decreased as a percentage of net sales due to the Company's manufacturing of the products it had developed in the prior years. The expense in 1996 was primarily on the scooter products that were introduced in 1997.

         Other income (expense) decreased $201,200 or 96% from 1995 to 1996. This decrease was due to the Company directing its resources to manufacturing and sales of electric bicycles and electric kits and away from royalty, research and development type revenue.


Liquidity and Capital Resources

      The Company used cash from operations of $1,263,000 and $618,600 during the years ended December 31, 1997 and 1996 respectively. Cash used in operations in 1997 was the result of the net loss incurred for the year of $1,409,300, offset by net non cash expenses of $231,200, and the net change in operating assets and liabilities resulting in a further use of cash of $84,900. Cash used in operations in 1996 was the result of the net loss incurred for the year of $817,300, offset by non cash expenses of $182,200, and the net change in operating assets and liabilities resulting in a source of cash of $16,500.

     Investing activities used cash of $143,500 and $80,500 during the years ended December 31, 1997 and 1996 respectively. The uses of cash were for the purchase of fixed assets and additional capitalized patent costs.

     Financing activities provided cash of $1,935,400 and $838,900 during the years ended December 31, 1997 and 1996 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock and issuance of notes payable, $2,037,300 and $861,400 for the years ended December 31, 1997 and 1996 respectively, offset by principal payments on outstanding debt.

     At December 31, 1997 the Company had cash and cash equivalents of $690,500 as compared to $161,600 at December 31, 1996. At December 31, 1997, the Company had working capital of $726,800, as compared to a working capital deficit of $44,800 at December 31, 1996. The increases in both cash and cash equivalents and working capital in 1997 over 1996 are primarily due to the proceeds received from the Company's direct public offering which more than offset the Company's net loss for the year. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company does have in process a second direct public offering of its common stock with a maximum potential gross proceeds of $3,000,000 before expenses. The Company believes that the cash and cash equivalents on hand at December 31, 1997, along with the expected proceeds from the Company's direct public offering, will be sufficient to allow the Company to continue its expected level of operations for at least 12 months.

     The Company's primary capital needs are to fund its growth strategy, which includes increasing its net sales, increasing distribution channels, introducing new products, improving existing product lines and development of strong corporate infrastructure.

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

     Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the Year 2000 Problem will not have a material adverse affect on the result of operations or financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.


Seasonality and Quarterly Results

     The Company's business is subject to seasonality influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March in the U.S. The Company is selling worldwide and is not impacted 100% by the U.S. seasonality in the bicycle industry.

Inflation
     The Company's raw materials are sourced from stable cost competitive industries. As such the Company does not foresee any material inflationary trends for its raw material sources.

Item 7                        FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ......................    3

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ......................    4


FINANCIAL STATEMENTS

     Consolidated Balance Sheet .........................................    5

     Consolidated Statements of Operations ..............................    6

     Consolidated Statement of Stockholders' Equity .....................    7

     Consolidated Statements of Cash Flows ..............................    8

     Notes to Consolidated Financial Statements .........................   10

               Report of Independent Certified Public Accountants


To the Board of Directors
ZAP Power Systems and Subsidiary

We have audited the accompanying consolidated balance sheet of ZAP Power Systems and Subsidiary as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAP Power Systems and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ GRANT THORNTON LLP

San Jose, California
March 27, 1998

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
ZAP Power Systems and Subsidiary


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of ZAP Power Systems and Subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ZAP Power Systems and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                              /s/ MOSS ADAMS LLP

Santa Rosa, California
February 14, 1997

                                                  ZAP Power Systems and Subsidiary

                                                     CONSOLIDATED BALANCE SHEET

                                                          December 31, 1997


                                                               ASSETS
CURRENT ASSETS
   Cash                                                                                                                 $   690,500
   Accounts receivable, net of allowance for doubtful accounts of $5,000                                                    121,700
   Inventories                                                                                                              267,300
   Prepaid expenses and other assets                                                                                         65,600
                                                                                                                        -----------
             Total current assets                                                                                         1,145,100

PROPERTY AND EQUIPMENT                                                                                                      163,200

OTHER ASSETS
   Intangibles, net of accumulated amortization of $3,600                                                                    20,200
   Deposits                                                                                                                  13,500
                                                                                                                        -----------
                                                                                                                             33,700
                                                                                                                        -----------

             Total assets                                                                                               $ 1,342,000
                                                                                                                        ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                                     $   161,600
   Accrued liabilities and customer deposits                                                                                189,100
   Notes payable                                                                                                             51,600
   Current maturities of obligations under capital leases                                                                    16,000
                                                                                                                        -----------
             Total current liabilities                                                                                      418,300

OTHER LIABILITIES
   Long-term debt                                                                                                            60,000
   Obligations under capital leases, less current maturities                                                                 10,900
                                                                                                                        -----------
                                                                                                                             70,900
STOCKHOLDERS' EQUITY
   Common stock, no par value; 10,000,000 shares authorized, 2,542,700
     shares issued and outstanding                                                                                        3,168,900
   Accumulated deficit                                                                                                   (2,316,100)
                                                                                                                        -----------
                                                                                                                            852,800
                                                                                                                        -----------

             Total liabilities and stockholders' equity                                                                 $ 1,342,000
                                                                                                                        ===========


The accompanying notes are an integral part of this statement.

                        ZAP Power Systems and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                         1997           1996
                                                     -----------    -----------

NET SALES                                            $ 1,640,200    $ 1,170,900

COST OF GOODS SOLD                                     1,274,700        862,700
                                                     -----------    -----------

             GROSS PROFIT                                365,500        308,200

OPERATING EXPENSES
   Selling                                               633,000        476,800
   General and administrative                            820,400        554,800
   Research and development                              246,100        100,400
                                                     -----------    -----------
                                                       1,699,500      1,132,000
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (1,334,000)      (823,800)

OTHER INCOME (EXPENSE)
   Interest expense                                      (84,800)       (11,400)
   Miscellaneous                                          11,100         19,500
                                                     -----------    -----------
                                                         (73,700)         8,100
                                                     -----------    -----------

             LOSS BEFORE INCOME TAXES                 (1,407,700)      (815,700)

PROVISION FOR INCOME TAXES
                                                           1,600          1,600
                                                     -----------    -----------

             NET LOSS                                $(1,409,300)   $  (817,300)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE
   Basic                                             $     (0.62)   $     (0.45)
                                                     ===========    ===========
   Diluted                                           $     (0.62)   $     (0.45)
                                                     ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING          2,289,165      1,805,317
                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                                                  ZAP Power Systems and Subsidiary

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Years ended December 31, 1997 and 1996

                                                                             Common Stock                      Accumulated
                                                                     ----------------------------      ----------------------------
                                                                       Shares           Amount           Deficit           Total
                                                                     -----------      -----------      -----------      -----------
Balance, January 1, 1996                                               1,644,000      $   149,900      $   (89,500)     $    60,400

   Issuance of common stock through
      private placement at $1.66 per share
      net of expenses of $41,500                                         328,300          504,600             --            504,600

   Issuance of common stock in connection
      with direct public offering at $5.25 per share                       3,800           19,900             --             19,900

   Conversion of notes payable into common
      stock at $1.66 per share                                            33,000           55,000             --             55,000

   Stock issued for current and future services                           57,400          181,000             --            181,000

   Stock issued to joint venture                                          10,000           52,500             --             52,500

   Warrants issued for finance fees                                         --             56,300             --             56,300

   Net loss                                                                 --               --           (817,300)        (817,300)
                                                                     -----------      -----------      -----------      -----------

Balance, December 31, 1996                                             2,076,500        1,019,200         (906,800)         112,400

   Issuance of common stock in connection
      with direct public offering at $5.25 per share,
      net of expenses of $188,400                                        415,100        1,990,900             --          1,990,900

   Exercise of stock options                                              21,600           12,600             --             12,600

   Conversion of notes payable and accrued
      interest into common stock at $5.25
      per share                                                           14,800           77,800             --             77,800

   Recission of shares issued to joint venture                            (5,000)         (26,300)            --            (26,300)

   Stock issued for current and future services                           19,700           94,700             --             94,700

   Net loss                                                                 --               --         (1,409,300)      (1,409,300)
                                                                     -----------      -----------      -----------      -----------

Balance, December 31, 1997                                             2,542,700      $ 3,168,900      $(2,316,100)     $   852,800
                                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of this statement.

                                                  ZAP Power Systems and Subsidiary

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,

                                                                                                  1997                     1996
                                                                                               -----------              -----------
Cash flows from operating activities:
   Net loss                                                                                    $(1,409,300)             $  (817,300)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                               67,700                   47,400
        Allowance for doubtful accounts                                                            (11,400)                   7,400
        Issuance of common stock for services rendered                                              92,400                  127,400
        Loss on abandonment of subsidiary                                                           26,200                     --
        Amortization of fair value of warrants                                                      56,300                     --
        Changes in:
          Receivables                                                                              (49,400)                 (37,600)
          Inventories                                                                              (20,700)                (188,200)
          Prepaid expenses and other
                                                                                                    (4,100)                  (6,400)
          Deposits
                                                                                                     2,000                   (9,500)
          Accounts payable                                                                        (139,600)                 207,000
          Accrued liabilities and customer deposits                                                126,900                   53,900
          Income taxes payable
                                                                                                      --                     (2,700)
                                                                                               -----------              -----------
             Net cash used in operating activities                                              (1,263,000)                (618,600)

Cash flows from investing activities:
   Purchases of equipment                                                                         (128,600)                 (80,500)
   Patent costs capitalized                                                                        (14,900)                    --
                                                                                               -----------              -----------
             Net cash used in investing activities                                                (143,500)                 (80,500)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                          33,800                  336,900
   Sale of common stock, net of stock offering costs                                             2,003,500                  524,500
   Principal repayments on notes payable                                                           (98,800)                  (7,500)
   Payments on obligations under capital leases                                                    (13,100)                  (5,000)
   Cash restricted to payment of certain notes payable                                              10,000                  (10,000)
                                                                                               -----------              -----------
             Net cash provided by financing activities                                           1,935,400                  838,900
                                                                                               -----------              -----------

             NET INCREASE IN CASH                                                                  528,900                  139,800

Cash, beginning of year                                                                            161,600                   21,800
                                                                                               -----------              -----------

Cash, end of year                                                                              $   690,500              $   161,600
                                                                                               ===========              ===========

The accompanying notes are an integral part of these statements.

                        ZAP Power Systems and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                              1997        1996
                                                            --------    --------
Supplemental cash flow information:

   Cash paid during the year for:
      Interest                                              $ 84,763    $ 11,400
      Income taxes
                                                               1,600       1,600

   Non-cash investing and financing activities:
      Conversion of notes payable and accrued interest
        into common stock                                     77,800      55,000
      Stock issued for future services                         2,400      53,600
      Stock issued (cancelled) to joint venture              (26,300)     52,500
      Warrants issued for financing fees                        --        56,300


The accompanying notes are an integral part of these statements.

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ZAP Power Systems, ("ZAP"), was incorporated in California in September, 1994. ZAP and its wholly-owned subsidiary, Electricycle Corporation, designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

    The  Company  consolidates  the  accounts  of its  wholly-owned  subsidiary,
    Electricycle   Corporation   ("Electricycle").   All  material  intercompany
    balances and transactions are eliminated.

    1. Inventories

       Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

    2. Property and Equipment

       Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

          Machinery and equipment                     7 years
          Equipment under capital leases              5 years
          Demonstration bicycles                      2 years
          Office furniture and equipment              7 years
          Vehicle                                     5 years
          Leasehold improvements                      15 years or life of lease,
                                                         whichever is shorter

    3. Intangibles

       Intangibles consist of costs expended to perfect certain patents and are amortized over an estimated useful life of ten years.

    4. Income Taxes

       The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    5. Recent Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an entity report, by major components and as a single total, the change in its net assets from non-shareholder sources during the period; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

    6. Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

    7. Fair Value of Financial Instruments

       The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of the bank note payable approximates fair value as current interest rates available to the Company for similar debt are approximately the same. The fair value of related party debt is impracticable to determine.

    8. Net Loss Per Common Share

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has adopted SFAS 128 for all periods presented. The adoption of SFAS 128 did not impact previously reported loss per share for the year ended December 31, 1996. SFAS 128 replaces current earnings per share ("EPS") reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In 1997 and 1996, outstanding stock options to purchase 875,000 and 1,179,000 shares, respectively, with weighted average exercise prices per share of $1.12 and $.74, respectively, plus warrants to purchase 13,900 and 37,800 shares in 1997, and 1996, respectively, at $5.25 per share, have been omitted from the diluted computation as their inclusion would be anti-dilutive.

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE B - INVENTORIES

    Inventories consist of the following at December 31, 1997:

         Raw materials                                         $144,100
         Work-in-process                                         70,200
         Finished goods                                          53,000
                                                               --------
                                                               $267,300
                                                               ========


NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1997:

         Machinery and equipment                               $ 54,300
         Equipment under capital leases                          45,900
         Demonstration bicycles                                  77,500
         Office furniture and equipment                          57,900
         Leasehold improvements                                  14,900
         Vehicle                                                 34,400
                                                               --------
                                                                284,900
         Less accumulated depreciation and amortization         121,700
                                                               --------

                                                               $163,200
                                                               ========


NOTE D - NOTES PAYABLE

         Unsecured notes to stockholders, with interest
         at 12%; due on demand.  The  noteholders  have
         been  issued  warrants  to  purchase,  in  the
         aggregate,  2,500  shares of  common  stock at
         $5.25 per share through October, 1999.                $  46,900

         Note to bank, with interest at 15%;  principal
         and interest due in monthly  installments  and
         maturing in March, 1998;  collateralized by an
         interest in other checking or savings accounts
         in the bank and held by the Company.                      4,700
                                                               ---------

                                                               $  51,600
                                                               =========

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE E - LONG-TERM DEBT

         Unsecured note to a stockholder, with interest
         at 10%; principal and interest is due when the
         notes mature in December  1999. The noteholder
         has been issued  warrants  to purchase  11,400
         shares  of  common  stock at $5.25  per  share
         through December 1999.                                $  60,000
                                                               =========


NOTE F - CAPITAL LEASES

    Minimum future lease payments under capital lease obligations for computer and other equipment are as follows:

    Year ending December 31,
    ------------------------

            1998                                                 $    19,900
            1999                                                      10,900
            2000                                                         900
                                                                 -----------
            Total minimum lease payments                              31,700
            Less amounts representing interest                         4,800
                                                                 -----------
            Present value of minimum lease payments                   26,900
            Less current maturities                                   16,000
                                                                 -----------
                                                                 $    10,900
                                                                 ===========


NOTE G - PROVISION FOR INCOME TAXES


                                                   1997         1996
                                                ---------    ---------
         Current tax liability
             Federal                            $    --      $    --
             State                                  1,600        1,600
                                                ---------    ---------

                                                $   1,600    $   1,600
                                                =========    =========

         Deferred tax assets (liabilities)
             Federal tax loss carryforward      $ 695,000    $ 297,000
             State tax loss carryforward          132,600       79,000
             Other, net                              --        (19,600)
                                                ---------    ---------
                                                  827,600      356,400
         Less valuation allowance                (827,600)    (356,400)
                                                ---------    ---------

                Net deferred tax asset          $    --      $    --
                                                =========    =========

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE G - PROVISION FOR INCOME TAXES (continued)

    The Company has available for carryforward approximately $2,176,000 and $1,500,000 of federal and state net operating losses, respectively, expiring through 2012. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

    A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.


NOTE H - COMMON STOCK

    In September, 1996, the Board of Directors authorized a three-for-one stock split. After giving effect to the split, the number of shares outstanding at January 1, 1996 increased from 548,000 to 1,644,000 shares. All share and per share data, including stock options, have been adjusted retroactively to reflect the three-for-one stock split. The number of shares the Company is authorized to issue was also increased from 1 million to 10 million shares.


NOTE I - STOCK OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1996 and 1995 Plans are 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest over a two year period, and expire ten years after the date of grant. Options totaling 769,285 shares were vested under both plans at December 31, 1997.

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE I - STOCK OPTIONS AND WARRANTS (continued)

     Options activity under the two plans is as follows:

                                                                            1996 Plan                      1995 Plan
                                                                     -----------------------         -----------------------
                                                                    Number of        Weighted       Number of        Weighted
                                                                    Exercise          Average       Exercise          Average
                                                                     Shares            Price         Shares            Price
                                                                     ------            -----         ------            -----
         Outstanding at  December 31, 1995                           501,000          $   1.00       360,000          $   0.40
            Granted                                                     --             --            318,000          $   0.73
            Exercised                                                   --             --               --             --
            Canceled                                                    --             --               --             --
                                                                     -------                         -------

         Outstanding at  December 31, 1996                           501,000          $   1.00       678,000          $   0.55
            Granted                                                  110,500          $   4.39          --            $   0.40
            Exercised                                                 (7,300)         $   1.00       (15,000)         $   0.40
            Canceled                                                (174,700)         $   1.13      (216,700)         $   0.55
                                                                     -------                         -------

         Outstanding at  December 31, 1997                           429,500          $   1.70       446,300          $   0.56
                                                                     =======                         =======

     The weighted average fair value of options granted during the years ending December 31, 1997 and 1996 was $3.23 and $.42, respectively.

     The following information applies to options outstanding at December 31, 1997:

          Range of exercise prices                                        $.40 - $1.00     $3.68 - $5.25
                                                                          ------------     -------------

          Options outstanding                                                787,800          88,000
          Weighted average exercise price                                     $.75             $4.42
          Weighted average remaining contractual life (years)                   8                9
          Options exercisable                                                748,527          20,758
          Weighted average exercise price                                     $.74             $3.98


     The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 1997 and 1996. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts:

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE I - STOCK OPTIONS AND WARRANTS (continued)

                                                 1997            1996
                                            --------------   ------------
         Net loss - as reported             $   (1,409,300)  $   (817,300)
         Net loss - pro forma                   (1,696,300)      (981,000)
         Loss per share - as reported                 (.62)          (.45)
         Loss per share - pro forma                   (.73)          (.54)


    The fair value of each  option and  warrant  is  estimated  on date of grant
    using   the   Black-Scholes   option-pricing   model   with  the   following
    weighted-average assumptions:

                                                     1997          1996
                                                     ----          ----
         Dividends                                    None          None
         Expected volatility                           30%           30%
         Risk free interest rate                     6.38%         6.28%
         Expected life                            10 years      10 years


    Warrants to acquire stock were issued to certain stockholders as additional consideration for providing financial assistance, in the form of notes, to the Company. The fair value of the warrants at time of issuance $56,300, have been amortized to operations during 1997.


NOTE J - JOINT VENTURE

    In December 1996, the Company joined with MW McWong International, Inc. ("McWong"), to form ZAP (China), a limited liability corporation registered in California. The Company issued 10,000 shares of its common stock at $5.25 per share to McWong as its investment in the joint venture. The Company became a 50% owner of ZAP (China) LLC.

    During 1997, by mutual agreement between the parties, the joint venture was dissolved prior to the commencement of any business activity. In settlement, the Company cancelled 5,000 of the original 10,000 shares issued to McWong and wrote off the balance of the investment, $26,250.


NOTE K - MAJOR CUSTOMER

    During 1997, one customer accounted for $430,000 or 26% of the Company's net sales. The Company ceased selling to this customer in late 1997 and is not expected to have any material sales to this customer in 1998. The loss of this customer is not expected to have a material impact on the Company's financial position and results of operations for the coming year. No one customer accounted for 10% or more of the Company's net sales for 1996.

                        ZAP Power Systems and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE L - COMMITMENT

    The Company rents warehouse and office space under an operating lease that expires in June 1998. The monthly rent of $6,114.40 is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend the lease for two periods of five years each. Future minimum lease payments are $22,000 in 1998. Rent expense under this lease was $63,300 and $52,800 in 1997 and 1996, respectively.


NOTE M - SUBSEQUENT EVENTS

    In January 1998, the Company commenced its second direct public offering of its common stock. The Company has offered 500,000 shares at $6.00 per share. The offering is being conducted on a best efforts basis directly by the Company. The proceeds from the offering will be used to increase manufacturing capacity, expand marketing efforts and for general working capital.

    On March 11, 1998, the Company's common stock commenced trading on the OTC Bulletin Board under the stock symbol ZAPP.

Item 8. - Changes in and Disagreements with Accountants and Financial
          Disclosure.

     On January 26, 1998, the Company engaged Grant Thornton LLP as the principal accountants to audit the Company's financial statements. Prior to the engagement of Grant Thornton, the Company did not consult with Grant Thornton regarding the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


                                   MANAGEMENT


              Name                    Age                      Position
              ----                    ---                      --------
         Gary Starr                    42                Managing Director

         James McGreen                 44                President and Director

         Andrew Hutchins               37                General Manager

         Sanford Theodore              34                Controller

         Jessalyn Nash                 38                Director

         Lee S. Sannella, M.D.         81                Director

         Nancy K. Cadigan              39                Director and Secretary

         Richard Balzhiser             65                Member, Advisory Board

         Hal Larson                    73                Member, Advisory Board

         Jack Guy                      65                Member, Advisory Board


         Gary Starr is Managing Director of the Company. He has been building and driving electric cars for more than 20 years. In addition to overseeing the marketing of more than 9,000 electric bicycles and vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operation in 1983. That Company recently signed a licensing agreement with Hyundai.

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

         James McGreen, President, has over 25 years experience in design, development, engineering, manufacturing and marketing. He has brought over 100 successful consumer products from conception to the mass market. He has been a pioneer in the ultralight aircraft, personal watercraft, and motorcycle racing fields. He is the founder and/or former president of Protopipe Exhaust Systems, Inc., McGreen
Metalworking, Kanemoto Racing and McGreen Development. His commitment to electric transportation began in 1991 with successful competition in Electrathon racing. He holds several records and winning times for this lightweight electric vehicle class. He has been a racer of motorcycles and has built motor parts, frames, chassis and other specialty parts for both manufacturers and other racers. Mr. McGreen has also designed and built composite racing sailboats. A skilled machinist, welder, and tool and die maker, he has designed and built nearly every kind of lightweight motorized vehicle. A prolific inventor, McGreen has filed five patents, (2 granted, 1 pending, 2 expired), in the resource conservation and transportation fields. He also managed the World Championship team that won the World Solar Bicycle Races, in Akita, Japan in 1995. In 1996, McGreen was selected as an honored member of the Who's Who of American Inventors for his positive impact on society.

         Andrew Hutchins, General Manager has been involved in the retail bicycle industry since he was 11 years old, when he worked for his family's retail bicycle shop. He successfully started, managed, and operated a retail bicycle store for 11 years prior to selling it for several times his initial investment. He has also worked in the insurance industry for three years and served on the Transportation advisory board for the city of Rohnert Park. Mr. Hutchins received a degree in Business Economics and Communication Studies from the University of California at Santa Barbara in 1982.

         Sanford Theodore, Controller has been involved in various financial and accounting positions for over 10 years. Well versed with computerized accounting and auditing processes, he has worked with Optical Coating Laboratory, Western Dairy Products, and Blue Cross. Mr. Theodore received a bachelor's degree in Business Administration from San Diego State University in 1985 and a certificate for Human Resource Management from Sonoma State University in 1996.

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

         Advisory Board.

         Dr. Richard E. Balzhiser, President Emeritus of the Electric Power Research Institute (EPRI) served as President and CEO of EPRI from 1988-1996. He joined EPRI in 1973 at the time of its founding after serving as Deputy Director for Energy and Environment in the White House Office of Science and Technology. Dr. Balzhiser currently serves on the Houston Industries and Electrosource Boards as well as Advisory boards to Mobil, MIT, University of Michigan and the University of Wisconsin. He is chairing committees for the World Bank and World Energy Council. Dr. Balzhiser earned his Ph.D. from the University of Wisconsin.

         Hal Larson was the Executive Creative Director for the advertising agency Tatham, Laird & Kudner. He has been responsible for the advertising for Kraft Cheese, Sears, Quaker, 7-UP, and Oscar Meyer. He also served as Creative Director of J. Walter Thompson and West Coast Creative Director of Cunningham & Walsh. Mr. Larson has directed advertising for the Republican National Committee and has written several books and lectured at several Universities. Mr. Larson earned his B.S. degree from the University of Oregon and his M.S. degree from Boston University.

         Jack Guy has been  employed by the Electric  Power  Research  Institute
(EPRI) since 1974. He is responsible for commercializing EPRI's new products and technologies in Electric Transportation. From 1956 to 1974, Mr. Guy was a manager for General Electric Co. Mr. Guy has also served as a special agent for the U.S. Army Counterintelligence Corps.

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

Director Term of Office and Compensation

         All directors' terms of office expire at the next annual meeting of shareholders. The Company's directors do not receive any cash compensation for their service on the Board of Directors, but directors may be reimbursed for certain expenses in connection with their attendance at Board meetings.

Item 10.                                   EXECUTIVE COMPENSATION


                                           Summary Compensation Table

                                                             Long Term Compensation
                                                             ----------------------------------
                                 Annual Compensation         Awards                     Payouts
                               ----------------------------------------------------------------
   (a)            (b)          (c)       (d)       (e)        (f)           (g)            (h)         (I)
                                                  Other       Res-         Secur-
Name                                              Annual    tricted        ities                    All other
and                                               Compen-    Stock         Underlying      LTIP    Compensa-
Principal                    Salary     Bonus     sation     Award(s)      Options/       Payouts     tion
Position         Year          ($)       ($)       ($)        ($)          SARs (#)         ($)        ($)
--------------------------------------------------------------------------------------------------------------
Gary Starr        1994     $     0
Managing          1995     $21,000                                         72,000
Director          1996     $31,000                           $3,750        60,000
                  1997     $35,000                           $2,250

James McGreen     1994     $     0
President         1995     $33,000                                          72,000
                  1996     $33,000                           $3,750         60,000
                  1997     $38,000                           $2,250


                               Option/SAR Grants in Last Fiscal Year
                                         Individual Grants
--------------------------------------------------------------------------------------------------
   (a)             (b)                  (c)                      (d)                    (e)
                Number of           % of Total
               securities           Options/SARs
               Underlying             Granted to              Exercise
               Options/SARs           Employees               or Base
Name           Granted (#)          in Fiscal Year           Price ($/sh)         Expiration Date
----           -----------          --------------           ------------         ---------------
None



Item 11. Security Ownership and Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 27, 1998 for each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by them, have sole investment and voting power with respect to their shares, subject to community property laws where applicable.


                                       Shares        Percentage of Common Shares
                                    Beneficially     at March 27, 1998
   5% Shareholders:                    Owned         (2,568,331 shares)
--------------------------------------------------------------------------------

     James McGreen                    703,850*            28%

     Gary Starr                       522,028*            20%

     All directors and executive    1,225,878             48%
     officers as a group


Includes 114,500 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options but excludes 17,500 shares of Common Stock issuable under options but not currently exercisable.