Form 10QSB
period 1998-03-31
ZAP POWER SYSTEMS INC
filed 1998-05-12
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                       Commission file number 333-05744-LA


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
(Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,583,270 shares of common stock as of April 24, 1998


          Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZAP POWER SYSTEMS
CONDENSED BALANCE SHEET

                                                                     March 31,
                                                                       1998
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $   370,036
     Receivables                                                        159,123
     Inventories                                                        313,878
     Prepaid expenses and other assets                                  101,859
                                                                    -----------
         Total current assets                                           944,896

PROPERTY AND EQUIPMENT                                                  190,206

OTHER ASSETS
     Intangibles, net of accumulated amortization of $4,161              19,660
     Deposits                                                            13,503
                                                                    -----------
          Total other assets                                             33,163
                                                                    -----------
          Total assets                                              $ 1,168,265
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    78,799
     Accrued liabilities and other expenses                              23,694
     Customer deposits                                                   32,401
     Current maturities of notes payable                                 34,363
     Current maturities of long-term debt                                 3,661
     Current maturities of obligations under capital leases              12,283
                                                                    -----------
          Total current liabilities                                     185,201

OTHER LIABILITIES
     Obligations under capital leases, less current maturities           10,910
     Long-Term Debt, less current maturities                             16,225
     Notes Payable, less current maturities                              60,000
                                                                    -----------
                Total other liabilities                                  87,135
                                                                    -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
             authorized, 2,566,695 shares issued and
             outstanding                                              3,373,276
     Accumulated deficit                                             (2,477,347)
                                                                    -----------
                Total stockholders' equity                              895,929
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,168,265
                                                                    ===========


The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three months ended March 31,
                                                       1998             1997
                                                    -----------     -----------

NET SALES                                           $   461,200     $   257,900

COST OF GOODS SOLD                                      269,600         221,800
                                                    -----------     -----------
GROSS PROFIT                                            191,600          36,100
                                                    -----------     -----------

OPERATING EXPENSES
     Selling                                            159,000          92,800
     General and administrative                         162,500         176,200
     Research and development                            32,300          49,000
                                                    -----------     -----------
                                                        353,800         318,000
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (162,200)       (281,900)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest expense                                    (2,700)         (8,900)
     Other                                                4,500          (2,600)
                                                    -----------     -----------
                                                          1,800         (11,500)
                                                    -----------     -----------

NET LOSS                                            $  (160,400)    $  (293,400)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $     (0.06)    $     (0.14)
                                                    ===========     ===========

WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING                              2,558,000       2,146,500
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements


ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS
          (Unaudited)
                                                             Three months ended March 31,
                                                                 1998         1997
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $(160,400)   $(293,400)
     Adjustments to reconcile net loss to net cash
         used by operating activities
         Depreciation and amortization                           20,600       12,700
         Allowance for doubtful accounts                                       5,300
         Issuance of common stock for services rendered          74,100       15,700
     Changes in:
         Receivables                                            (37,400)     (57,300)
         Inventories                                            (46,200)      (2,800)
         Prepaid expenses                                       (36,300)       1,200
         Deposits                                               (74,100)      (7,600)
         Accounts payable                                       (84,200)     (32,600)
         Accrued liabilities and other expenses                 (54,500)     (42,200)
                                                              ---------    ---------
                  Net cash used by operating activities        (398,400)    (401,000)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                     (47,400)     (30,400)
     Investment in subsidiaries                                               (5,000)
                                                              ---------    ---------
         Net cash used by investing activities                  (47,400)     (35,400)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                              30,000
     Increase in loans payable                                   20,000
     Increase in restricted cash                                             (40,000)
     Sale of common stock, net of stock offering costs          126,400      547,100
     Principal repayments on long-term debt                      (4,700)      (3,000)
     Payments on obligations under capital leases                (3,800)      (3,000)
     Principal repayments on note payable                       (12,500)     (87,000)
                                                              ---------    ---------
                  Net cash provided by financing activities     125,400      444,100
                                                              ---------    ---------

NET INCREASE/(DECREASE) IN CASH                                (320,400)       7,700

CASH, beginning of period                                       690,400      161,600
                                                              ---------    ---------

CASH, end of period                                           $ 370,000    $ 169,300
                                                              =========    =========

The accompanying notes are an integral part of these financial statements

                                       4

ZAP POWER SYSTEMS
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The financial statements presented herein as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                                  March 31, 1998
                                                                  --------------
Trade accounts receivable                                         $    164,123
Less allowance for doubtful accounts                                    (5,000)
                                                                  --------------
                                                                  $    159,123
                                                                  ==============

(3) - INVENTORIES

                                                                  March 31, 1998
                                                                  --------------
Raw materials                                                     $    221,500
Work-in-process                                                         48,265
Finished goods                                                          44,112
                                                                  --------------
                                                                  $    313,877
                                                                  ==============

(4) - PROPERTY AND EQUIPMENT

                                                                  March 31, 1998
                                                                  --------------
Demonstration items                                               $     84,497
Machinery and equipment                                                 56,825
Equipment under capital leases                                          45,940
Office furniture and fixtures                                           37,985
Computers                                                               28,746
Leasehold improvements                                                  21,737
Vehicles                                                                56,231
                                                                  --------------
                                                                       331,961
Less accumulated depreciation and amortization                        (141,755)
                                                                  --------------
                                                                  $    190,206
                                                                  ==============

(5) - NOTES PAYABLE
                                                                  March 31, 1998
                                                                  --------------

Notes to  stockholders,  with  interest at 10%;  interest and principal  due when the notes mature in December  1999.
      The note holders have been issued warrants to purchase,
      in the  aggregate,  21,800  shares of  common  stock at
      $5.25 per share through October 1999.                        $    94,400
                                                                   ===========


(6) - COMMON STOCK

In November of 1996 the Company commenced a direct public offering of its Common Stock, offering for sale 500,000 shares at $5.25. During 1996, the Company sold 3,800 shares and received $19,900 in proceeds. In 1997, the Company sold an additional 415,100 shares in connection with the direct public offering and realized net proceeds of $1,990,900, net of offering related expenses of $188,400. In total, the Company sold 84% of the shares offered for sale and realized net proceeds of $2,010,600. The offering was completed in November 1997.

The Company has in process a second direct public offering of its Common stock for sale 500,000 shares at $6.00 per share. The company commenced this offering in January 1998 and as of April 24, 1998 has sold 36,000 shares and realized gross proceeds of $215,700. On February 27, 1998, the Company's Common Stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP".

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

         The Company sells its electric bicycles and kits to retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30-day terms. Many of the bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.

         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles that the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles are done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one vendor for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer and security industries for power interrupt systems. The electronic system uses standard electronic components. Additionally, the Company produces a scooter, known as the ZAPPY(TM), which is manufactured by the Company, using parts, manufactured by various subcontractors. The company is also a local distributor of the Electricycle(TM) scooter that is imported from China.

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

         The Company as of March 31, 1998 had a $275,438 sales backlog. The company expects to fill these orders within the next 45 days. Additionally, the Company received a contract to purchase one million dollars of ZAP products from Central & Southwest Services, Inc. This order is to be fulfilled within the next twelve months with the first three months totaling $100,000 and the next nine months totaling $900,000. The products to be shipped will vary based upon the requests of the customer during each month.

         The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas, as well as setting up company and franchise stores to assist in the retail sales arena. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop products so that it is the low cost leader in the industry. Product improvements will continue to enlarge ZAP's presence in the electric vehicle industry.

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                  Three months ended March 31,
                                                     1998             1997
                                                  ----------    ----------

     Statements of Income Data:
         Net sales............................      100.0%          100.0%
         Cost of sales........................       58.5            86.0
         Gross profit (Loss)..................       41.5            14.0
         Operating  expenses..................       76.7           123.0
         Loss from operations.................      (35.2)         (109.0)
         Other  income (expense)..............        0.4            (4.5)
         Loss before income taxes.............      (34.8)         (113.5)
         Provision for income taxes...........        0.0             0.0
         Net loss.............................      (34.8)         (113.5)

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Net sales for the quarter ended March 31, 1998, were $461,200 compared to $257,900 in the prior year, an increase of $203,300 or 79%. The increase in sales in 1998 over the same period in 1997 was due to greater acceptance of the company's products in the marketplace. In addition, as the company's products have gained greater market acceptance, the company has been able to realize, on average, higher net sales prices in 1998 as compared to 1997. The increase in prices can be specifically identified as more sales of the company's specially designed electric bikes and electric scooters. Distributor sales increased by $62,000 or 49% while dealer sales increased $148,000 or 528% in 1998 as compared to the same period in 1997.

         Gross profit. Gross profit increased as a percentage of net sales to 42% from 14%. The total gross profit increased $155,500 or 331%. The increase in gross margin can be attributed to 1) the impact of realizing a higher net sales price on equivalent products as discussed above and 2) efficiency increases in the manufacturing of products in the current quarter as compared to the quarter ended March 31, 1997. Direct Materials were 47% of sales in 1998 as compared to 63% in 1997. This is mainly due to enhanced control over purchasing needs in 1998. Direct labor and overhead were 11% of net sales in 1998 as compared to 22% in 1997. This is mainly due to increased efficiencies resulting from higher utilization of production personnel and facilities in 1998 as compared to 1997.

         Selling expenses in the quarter ended March 31, 1998 were $159,000 as compared to $92,800 for the quarter ended March 31, 1997. This was an increase of $66,200 or 71% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 36% of sales to 34% of sales. The increase in selling expenses was a result of added personnel costs and increased promotional activity to enhance customer demand. Additionally, sales team members were sent to specific trade shows in the first quarter of 1998 relating to specialty products over and above the number of shows attended in the first quarter of 1997.

         General and administrative expenses for the quarter ended March 31, 1998 were $162,500. This is a decrease of $9,700 or 6% from 1997. As a percentage of sales, general and administrative expense decreased to 35% from 68% of net sales. Expense decreases during the 1st quarter of 1998 as compared to the 1st quarter of 1997 resulted from reduced personnel needs and greater cost controls.

         Research and development decreased $16,700 or 34% from the 1st quarter of 1997 as compared to the 1st quarter of 1998. As a percentage of net sales it decreased to 7% of sales in the 1st quarter of 1998 as compared to 19% of sales in the 1st quarter of 1997. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in the 1st quarter of 1997.

         Other income (expense). The increase in other income (expense) in 1998 over 1997 is the result of lower interest expense and higher interest income levels experienced in 1998 as compared to 1997. Additionally, a loss was recognized on the trade-in of a 1980 truck for the purchase of a 1998 Chevy Van. These events resulted in an increase in other income of $13,300 in the 1st quarter of 1998 as compared to the 1st quarter of 1997.


Liquidity and Capital Resources

         The Company used cash from operations of $395,600 and $401,000 during the quarters ended March 31, 1998 and 1997 respectively. Cash used in operations in the first quarter of 1998 was the result of the net loss incurred for the quarter of $157,600, offset by net non cash expenses of $94,700, and the net change in operating assets and liabilities resulting in a further use of cash of $332,700. Cash used in operations in the first quarter of 1997 was the result of the net loss incurred for the quarter of $293,400, offset by net non cash expenses of $33,700, and the net change in operating assets and liabilities resulting in a further use of cash of $141,300.

         Investing activities used cash of $47,400 and $35,400 during the first quarters ended March 31, 1998 and 1997 respectively. The uses of cash were for the purchase and construction of fixed assets.

         Financing activities provided cash of $125,400 and $444,100 during the first quarters ended March 31, 1998 and 1997 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $126,400 and $547,100 for the first quarters ended March 31, 1998 and 1997 respectively, offset by principal payments on outstanding debt. In addition, the company purchased a new cargo van through a loan in the first quarter of 1998 that increased financing activities.

         At March 31, 1998 the Company had cash and cash equivalents of $370,000 as compared to $169,300 at March 31, 1997. At March 31, 1998, the Company had working capital of $759,700, as compared to working capital of $153,900 at March 31, 1997. The increases in both cash and cash equivalents and working capital in the first quarter of 1998 over the first quarter of 1997 are primarily due to the proceeds received from the Company's direct public offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company does have in process a second direct public offering for the twelve months ended March 31, 1998 of its common stock with maximum potential gross proceeds of $3,000,000 before expenses. The Company believes that the cash and cash equivalents on hand at March 31, 1998, along with the expected proceeds from the Company's direct public offering, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

         The Company's primary capital needs are to fund its growth strategy, which includes increasing its net sales, increasing distribution channels, improving existing product lines and development of strong corporate infrastructure.


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

Seasonality and Quarterly Results

         The Company's business is subject to seasonal influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March, in the U.S. The Company is selling worldwide and is not impacted 100% by the U.S. seasonality in the bicycle industry.

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


      ZAP POWER SYSTEMS
------------------------------------
        (Registrant)


Date ___________________               _________________________________________
                                        James McGreen - President and Director


Date ___________________               _________________________________________
                                            Gary Starr - Managing Director