Form 10QSB
period 1998-06-30
ZAP POWER SYSTEMS INC
filed 1998-08-05
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________

                       Commission file number 333-05744-LA
                                             -----------------------------------


                                ZAP POWER SYSTEMS
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                      94-3210624
-------------------------------------       ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,626,887 shares of common stock as of July 22, 1998


          Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAP POWER SYSTEMS
         CONDENSED BALANCE SHEET
                                                                       June 30,
                                                                         1998
-------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   273,000
     Receivables                                                        370,500
     Inventories                                                        393,700
     Prepaid expenses and other assets                                  134,300
                                                                    ------------
         Total current assets                                         1,171,500
                                                                    ------------

PROPERTY AND EQUIPMENT                                                  217,100
                                                                    ------------

OTHER ASSETS
     Intangibles, net of accumulated amortization of $4,900              36,800

     Deposits                                                            11,900
                                                                    ------------
         Total other assets                                              48,700
                                                                    ------------
         Total assets                                               $ 1,437,300
                                                                    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   394,800
     Accrued liabilities and other expenses                              26,000
     Customer Deposits                                                   12,600
     Notes payable                                                       33,600
     Current maturities of long-term debt                                 2,500
     Current maturities of obligations under capital leases               8,400
                                                                    ------------
         Total current liabilities                                      477,900
                                                                    ------------
OTHER LIABILITIES
     Obligations under capital leases, less current maturities           10,900
     Long-Term Debt, less current maturities                             16,200
     Notes Payable, less current maturities                              60,000
                                                                    ------------
         Total other liabilities                                         87,100
                                                                    ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
         authorized, 2,619,617 shares issued and outstanding          3,648,700
     Accumulated deficit                                             (2,776,400)
                                                                    ------------
         Total stockholders' equity                                     872,300
                                                                    ------------
Total liabilities and stockholders' equity                          $ 1,437,300
                                                                    ============

The accompanying notes are an integral part of these financial statements


ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS


                                               Quarter ended June 30,           Six Months ended June 30,
                                                1998           1997              1998              1997
------------------------------------------------------------------------------------------------------------

NET SALES                                 $    863,700     $    568,200       $  1,324,900     $    826,100

COST OF GOODS SOLD                             636,800          484,800            906,400          706,600
                                          ------------     ------------       ------------     ------------

GROSS PROFIT                                   226,900           83,400            418,500          119,500
                                          ------------     ------------       ------------     ------------

OPERATING EXPENSES
     Selling                                   250,700          172,600            409,700          265,400
     General and administrative                219,900          188,000            382,400          364,200
     Research and development                   47,600           69,500             79,900          118,500
                                          ------------     ------------       ------------     ------------
                                               518,200          430,100            872,000          748,100
                                          ------------     ------------       ------------     ------------

LOSS FROM OPERATIONS                          (291,300)        (346,700)          (453,500)        (628,600)
                                          ------------     ------------       ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                           (3,600)          (7,000)            (6,300)         (15,900)
     Other                                      (4,100)           7,900                400            5,300
                                          ------------     ------------       ------------     ------------
                                                (7,700)             900             (5,900)         (10,600)
                                          ------------     ------------       ------------     ------------

NET LOSS                                  $   (299,000)    $   (345,800)      $   (459,400)    $   (639,200)
                                          ============     ============       ============     ============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED                         $      (0.12)    $      (0.15)      $      (0.18)    $      (0.29)
                                          ============     ============       ============     ============

WEIGHTED AVERAGE OF COMMON
     SHARES OUTSTANDING                      2,592,100        2,254,900          2,571,800        2,190,400
                                          ============     ============       ============     ============




The accompanying notes are an integral part of these financial statements


ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six months ended June 30,
                                                       1998         1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(459,400)   $(639,200)
 Adjustments to reconcile net loss to net cash
   used by operating activities
    Depreciation and amortization                      44,600       27,000
    Allowance for doubtful accounts                                    400
    Issuance of common stock for services rendered     64,600       10,600
   Changes in:
    Receivables                                      (248,800)    (156,900)
    Inventories                                      (127,200)     (32,400)
    Prepaid expenses                                  (68,700)      14,000
    Deposits                                          (92,300)     105,500
    Accounts payable                                  231,800       69,400
    Accrued liabilities and other expenses            (52,300)     (38,000)
                                                    ---------    ---------
       Net cash used by operating activities         (707,700)    (639,600)
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment                               (96,300)     (56,700)
 Investment in subsidiaries                                        (13,900)
 Patent Defense                                       (17,900)
                                                    ---------    ---------
       Net cash used by investing activities         (114,200)     (70,600)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                        30,000
 Increase in loans payable                             18,700
 Decrease in restricted cash                                        10,000
 Sale of common stock, net of stock offering costs    411,300      838,700
 Principal repayments on long-term debt                (4,700)      (6,200)
 Payments on obligations under capital leases          (7,700)      (6,000)
 Principal repayments on note payable                 (13,200)    (122,000)
                                                    ---------    ---------
       Net cash provided by financing activities      404,400      744,500
                                                    ---------    ---------

NET INCREASE/(DECREASE) IN CASH                      (417,500)      34,300

CASH, beginning of period                             690,500      161,600
                                                    ---------    ---------

CASH, end of period                                 $ 273,000    $ 195,900
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

The financial statements presented herein as of June 30, 1998, and for the three months and six months ended June 30, 1998 and June 30, 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) - RECEIVABLES

                                               June 30, 1998
                                               -------------
Trade accounts receivable                        $ 375,500
Less allowance for doubtful accounts                (5,000)
                                                 ---------

                                                 $ 370,500
                                                 =========

(3) - INVENTORIES

                                               June 30, 1998
                                               -------------
Raw materials                                    $ 261,500
Work-in-process                                     77,900
Finished goods                                      54,300
                                                 ---------

                                                 $ 393,700
                                                 =========

(4) - PROPERTY AND EQUIPMENT

                                               June 30, 1998
                                               -------------
Demonstration items                              $ 109,700
Machinery and equipment                             72,900
Equipment under capital leases                      45,900
Office furniture and fixtures                       38,900
Computers                                           34,900
Leasehold improvements                              23,600
Vehicle                                             56,200
                                                 ---------
                                                   382,100
Less accumulated depreciation and amortization    (165,000)
                                                 ---------
                                                 $ 217,100
                                                 =========

(5) - NOTES PAYABLE

                                                                   June 30, 1998
                                                                   -------------

Notes to  stockholders,  with interest at 10%;  interest and principal  due when the notes  mature in December  1999.
    The note holders have been issued  warrants to purchase,
    in the aggregate, 21,800 shares of common stock at $5.25
    per share through October, 1999.                               $    93,600
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

The Company has in process a second direct public offering of its Common stock for sale 500,000 shares at $6.00 per share. The Company commenced this offering in January 1998 and as of July 22, 1998 has sold 72,759 shares and realized gross proceeds of $436,554. On February 27, 1998, the Company's Common stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP".

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

Overview
         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles. Historically, unit sales have been approximately 50% kits, 30% electric bicycles, and 20% electric scooters. Dollar sales have been 30% kits, 35% electric bicycles, and 35% electric scooters.

         The Company sells its electric bicycles, kits, and scooters to retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships and mail order catalogs. Net revenue is net of returns. The Company sells to the mail order catalogs and selected customers on credit with net 30-day terms. Many of the bicycle dealerships are sold cash on delivery. The retail sales are primarily paid for with a credit card or personal check before shipment of the product.



         The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The Company also installs the motor system on bicycles that the Company buys. The Company then sells the complete electric bicycle to the customer. The Company purchases complete bicycles from various bicycle manufacturers for use with the Company's electric motor system from U.S. and Taiwan sources. The Company manufactures the electric motor kit, which has approximately 62 unique parts. The manufacturing of the electric motor kit and the installation of the motor systems to the bicycles are done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one vendor for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer and security industries for power interrupt systems. The electronic system uses standard electronic components. Additionally, the Company produces a scooter, known as the ZAPPY(TM), which is manufactured by the Company, using parts manufactured by various subcontractors. The Company is also a U.S. distributor of the Electricycle(TM) scooter that is imported from China.


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



     The Company as of June 30, 1998 had a $524,537 sales backlog. The company expects to fill these orders within the next 60 days. Additionally, the Company received a contract to purchase one million dollars of ZAP products from Central & Southwest Services, Inc. Of the total order, $150,000 has been fulfilled and the remaining $850,000, which is not included in the backlog amount, is intended to be fulfilled over the next year. The products to be shipped will vary based upon the requests of the customer during each month.

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

Results of Operations
         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                            Quarter ended June 30,   Six months ended June 30,

                               1998       1997           1998      1997
                              -------    ------         ------    ------


Statements of Income Data:

Net sales ...................  100.0%    100.0%         100.0%    100.0%
Cost of sales ...............   73.7      85.3           68.4      85.5
Gross profit (Loss) .........   26.3      14.7           31.6      14.5
Operating expenses ..........   60.0      75.7           65.8      90.6
Loss from operations ........  (33.7)    (61.0)         (34.2)    (76.1)
Other income (expense) ......   (0.9)      0.2           (0.4)     (1.2)
Loss before income taxes ....  (34.6)    (60.8)         (34.6)    (77.3)
Provision for income taxes ..    0.0       0.0            0.0       0.0
Net loss ....................  (34.6)    (60.8)         (34.6)    (77.3)

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Net sales for the quarter ended June 30, 1998, were $863,700 compared to $568,200 in the prior year, an increase of $295,500 or 52%. The increase in sales in 1998 over the same period in 1997 was largely due to the production and demand of the new ZAPPY(TM) scooter. Sales of the ZAPPY(TM) scooter were $302,700 or 35% of total sales for the quarter. This product was introduced into the marketplace in the beginning of 1998.

     Gross profit increased as a percentage of net sales to 26% from 15%. The total gross profit increased $143,500 or 172%. The increase in gross margin can be attributed to 1) margins generated from the sales of the new ZAPPY(TM) scooter and 2) efficiency increases in the manufacturing of other products in the current quarter as compared to the quarter ended June 30, 1997. Direct Materials were 68% of net sales in the 2nd quarter of 1998 as compared to 75% of net sales in the 2nd quarter of 1997. This is mainly due to improved control of material costs in 1998. Direct labor and overhead were 6% of net sales in the 2nd quarter of 1998 as compared to 10% in the 2nd quarter of 1997. This is mainly due to increased efficiencies resulting from higher utilization of production personnel and facilities in 1998 as compared to 1997.

     Selling expenses in the quarter ended June 30, 1998 were $250,700 as compared to $172,600 for the quarter ended June 30, 1997. This was an increase of $78,100 or 45% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 30% of sales to 29% of sales. The increase in selling expenses was a result of efforts to create ZAP franchise stores and increased promotional activity to enhance customer demand. Additionally, new marketing materials were developed and printed to further market the products.

     General and administrative expenses for the quarter ended June 30, 1998 were $219,900. This was an increase of $31,900 or 17% from 1997. As a percentage of sales, general and administrative expense decreased to 25% from 33% of net sales. Expense increases during the 2nd quarter of 1998 as compared to the 2nd quarter of 1997 resulted from increased personnel costs and the additional use of outside consultants.

     Research and development decreased $21,900 or 32% from the 2nd quarter of 1997 as compared to the 2nd quarter of 1998. As a percentage of net sales it decreased to 6% of sales in the 2nd quarter of 1998 as compared to 12% of sales in the 2nd quarter of 1997. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in the 2nd quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ending June 30, 1997

     Net sales for the six months ended June 30, 1998 were $1,324,900 compared with $826,100 in the six months ended June 30, 1997, an increase of $498,800 or 60%. The increase in sales is attributed to sales of the new ZAPPY(TM) scooter and a greater acceptance of the Company's products in the marketplace. ZAPPY(TM) scooters accounted for $307,100 of sales in the first six months of 1998.

     Gross profit increased as a percentage of net sales, to 32% from 15%. The total gross profit increased $299,000 or 250%. The increase in gross margin can be attributed to 1) Gross margins realized on the sales of the new ZAPPY(TM) scooters and, 2) greater cost controls on pre-existing products in the current six months as compared to the six months ended June 30, 1997. Direct materials were 61% of net sales in the first six months of 1998 as compared to 72% of net sales in the first six months of 1997. This is mainly due to improved control of material costs in 1998. Direct labor and overhead were 7% of net sales in the first six months of 1998 as compared to 14% of net sales in the first six months of 1997. This is mainly due to increased efficiencies resulting from higher utilization of production personnel and facilities in 1998 as compared to 1997.

     Selling expenses for the six months ended June 30, 1998 were $409,700 as compared to $265,400 for the six months ended June 30, 1997. This was an increase of $144,300 or 54% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 32% of sales to 31% of sales. The increase was a result of heightened efforts to promote the concept of franchise stores throughout the country and increased promotion activity including attendance in specific trade show tied to new designated markets.

     General and administrative expenses for the six months ended June 30, 1998 were $382,400. This is an increase of $18,200 or 5% from 1997. As a percentage of sales, general and administrative expense decreased to 29% from 44% of net sales. Expense increases during the first six months of 1998 as compared to the first six months of 1997 occurred due to additional use of outside consultants for business purposes.

     Research and development decreased $38,600 or 33% from the first six months of 1997 as compared to the first six months of 1998. As a percentage of net sales, research and development decreased to 6% of sales in the first six months of 1998 as compared to 14% of sales in the first six months of 1997. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in the first six months of 1997.


Liquidity and Capital Resources
     The Company used cash from operations of $707,700 and $639,600 during the six months ended June 30, 1998 and 1997 respectively. Cash used in operations in the first six months of 1998 was the result of the net loss incurred for the period of $459,400, offset by net non cash expenses of $109,200, and the net change in operating assets and liabilities resulting in a further use of cash of $357,500. Cash used in operations for the first six months of 1997 was the result of the net loss incurred for the first six months of $639,200, offset by net non cash expenses of $38,000, and the net change in operating assets and liabilities resulting in further use of cash of $38,400.

     Investing activities used cash of $114,200 and $70,600 during the first six months ended June 30, 1998 and 1997 respectively. The uses of cash were for the purchase of fixed assets and defense of the company's patents.

     Financing activities provided cash of $404,400 and $744,500 during the first six months ended June 30, 1998 and 1997 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $411,300 and $838,700 for the first six months ended June 30, 1998 and 1997 respectively, offset by principal payments on outstanding debt

     At June 30, 1998, the Company had cash and cash equivalents of $273,000 as compared to $196,000 at June 30, 1997. At June 30, 1998, the Company had working capital of $693,600 as compared to working capital of $126,500 at June 30, 1997. The increase in both cash and cash equivalents and working capital in the first six months of 1998 over the first six months of 1997 are primarily due to the proceeds received from the Company's direct public offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company does have in process a second direct public offering for the six months ended June 30, 1998 of its common stock with maximum potential gross proceeds of $3,000,000 before expenses. The Company believes that the cash and cash equivalents on hand at June 30, 1998 along with the expected proceeds from the Company's direct public offering, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The company has become aware that a company named Omni under the leadership of an individual named Joseph Stevenson has been advertising and selling an electric system for bicycles called EROS (electric regenerative operating system). The Company's management, in consultation with patent counsel, has determined after analysis that the EROS system infringes the Company's patents and has filed suit against Omni for such infringement. Although the Company believes its claims are meritorious and the patents for the ZAP system are valid, it is possible, as in any suit, that the Company may be unable to prove infringement or that Mr. Stevenson may establish, either in litigation or in a re-examination proceeding before the Patent Office that the Company's patents are not valid. If the Company's patents are held to be invalid, the Company's ability to prevent competitors from manufacturing or selling bicycles with the patented system will be significantly reduced. If the Company does not prevail, it is also possible that ZAP could be held liable for the alleged infringer's damages, including loss of profits and interference with business relations. The loss of the patents or a significant damage award against the Company could have a material adverse effect upon the business and financial condition and prospects of the Company.

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


            ZAP POWER SYSTEMS
 -----------------------------------------
               (Registrant)


         Date
              ---------------             --------------------------------------
                                          James McGreen - President and Director

         Date
              ---------------             --------------------------------------
                                             Gary Starr - Managing Director