Form 10QSB
period 1998-09-30
ZAP POWER SYSTEMS INC
filed 1998-11-13
CIK 1024628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998
                                                  --------

[ ]     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                      For the transition period from       to
                                                    -------  -------

                      Commission file number  333-05744-LA
                                            ------------------------------------


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,639,622 shares of common stock as of October 27, 1998


          Transitional Small Business Disclosure Format Yes [ ] No [x]

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAP POWER SYSTEMS
         CONDENSED BALANCE SHEET

                                                                   September 30,
                                                                        1998
--------------------------------------------------------------------------------
                                   ASSETS
CURRENT ASSETS
     Cash                                                           $   556,400
     Receivables                                                        467,700
     Inventories                                                        606,400
     Prepaid expenses and other assets                                  106,000
                                                                    -----------
         Total current assets                                         1,736,500
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  188,400
                                                                    -----------

OTHER ASSETS
      Intangibles, net of accumulated amortization
          of $6,100                                                      44,800
      Deposits                                                           11,900
                                                                    -----------
          Total other assets                                             56,700
                                                                    -----------

          Total assets                                              $ 1,981,600
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   408,800
     Accrued liabilities and other expenses                              43,000
     Customer Deposits                                                   37,600
     Notes payable                                                      533,400
     Current maturities of long-term debt                                 1,200
     Current maturities of obligations under capital leases               4,200
                                                                    -----------
          Total current liabilities                                   1,028,200
                                                                    -----------

OTHER LIABILITIES
     Obligations under capital leases, less current maturities           10,900
     Long-Term Debt, less current maturities                             16,200
     Notes Payable, less current maturities                              60,000
                                                                    -----------
          Total other liabilities                                        87,100
                                                                    -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
          authorized, 2,639,422 shares issued and
          outstanding                                                 3,733,800
     Accumulated deficit                                             (2,867,500)
                                                                    -----------
          Total stockholders' equity                                    866,300
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,981,600
                                                                    ===========


The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS

                                  Quarter ended September 30,   Nine Months ended September 30,
                                      1998           1997            1998              1997
-------------------------------------------------------------------------------------------

NET SALES                         $ 1,229,700    $   501,000    $ 2,554,600    $ 1,327,100

COST OF GOODS SOLD                    778,500        328,400      1,684,900      1,035,100
                                  -----------    -----------    -----------    -----------

GROSS PROFIT                          451,200        172,600        869,700        292,000
                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Selling                          255,700        159,500        665,400        424,900
     General and administrative       225,600        136,700        608,000        500,900
     Research and development          51,500         66,500        131,400        185,000
                                  -----------    -----------    -----------    -----------
                                      532,800        362,700      1,404,800      1,110,800
                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                  (81,600)      (190,100)      (535,100)      (818,800)
                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                  (4,500)        (6,400)       (10,800)       (22,200)
     Other                             (5,000)         4,200         (4,600)         9,500
                                  -----------    -----------    -----------    -----------
                                       (9,500)        (2,200)       (15,400)       (12,700)
                                  -----------    -----------    -----------    -----------

NET LOSS                          $   (91,100)   $  (192,300)   $  (550,500)   $  (831,500)
                                  ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED                 $     (0.03)   $     (0.08)   $     (0.21)   $     (0.37)
                                  ===========    ===========    ===========    ===========


WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING            2,633,500      2,319,300      2,592,400      2,233,400
                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS

                                                            Nine months ended September 30,
                                                                  1998            1997
--------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $  (550,600)   $  (831,400)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                             58,300         46,000
         Allowance for doubtful accounts                                          (2,500)
         Issuance of common stock for services rendered             3,000         67,800
       Changes in:
         Receivables                                             (346,000)      (140,300)
         Inventories                                             (339,900)       (23,600)
         Prepaid expenses                                         (40,400)        29,200
         Deposits                                                 (67,300)       166,000
         Accounts payable                                         245,700       (107,800)
         Accrued liabilities and other expenses                   (35,200)       (27,500)
                                                              -----------    -----------
              Net cash used by operating activities            (1,072,400)      (824,100)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                       (80,100)       (80,600)
     Investment in subsidiaries                                                  (13,900)
     Patent Defense                                               (27,100)       (13,100)
                                                              -----------    -----------
              Net cash used by investing activities              (107,200)      (107,600)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                  30,000
     Increase in loans payable                                    517,500
     Decrease in restricted cash                                                  10,000
     Sale of common stock, net of stock offering costs            558,000      1,000,400
     Principal repayments on long-term debt                        (4,700)        (9,400)
     Payments on obligations under capital leases                 (11,800)        (9,500)
     Principal repayments on note payable                         (13,500)      (122,000)
                                                              -----------    -----------
              Net cash provided by financing activities         1,045,500        899,500
                                                              -----------    -----------

NET INCREASE/(DECREASE) IN CASH                                  (134,100)       (32,200)

CASH, beginning of period                                         690,500        161,600
                                                              -----------    -----------

CASH, end of period                                           $   556,400    $   129,400
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

The financial statements presented herein as of September 30, 1998, and for the three months and nine months ended September 30, 1998 and September 30, 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                              September 30, 1998
                                                              ------------------
Trade accounts receivable                                       $     472,700
Less allowance for doubtful accounts                                   (5,000)
                                                                -------------

                                                                $     467,700
                                                                =============

(3) - INVENTORIES

                                                              September 30, 1998
                                                              ------------------
Raw materials                                                   $     445,500
Work-in-process                                                        95,100
Finished goods                                                         65,800
                                                                -------------

                                                                $     606,400
                                                                =============

(4) - PROPERTY AND EQUIPMENT

                                                              September 30, 1998
                                                              ------------------
Demonstration items                                             $      91,700
Machinery and equipment                                                72,900
Equipment under capital leases                                         45,900
Office furniture and fixtures                                          38,900
Computers                                                              34,900
Leasehold improvements                                                 25,400
Vehicle                                                                56,200
                                                                -------------
                                                                      365,900
Less accumulated depreciation and amortization                       (177,500)
                                                                -------------
                                                                $     188,400
                                                                =============

(5) - NOTES PAYABLE

                                                              September 30, 1998
                                                              ------------------

Notes  to  stockholders,  with interest at 10%; interest and principal  due when the notes  mature  in  December
         1999. The note holders have been issued warrants to
         purchase, in the aggregate, 21,800 shares of common
         stock at $5.25 per share through October, 1999.        $    93,600

Convertible secured  promissory notes, with interest at 12%, principal and interest is due when the notes mature
         in March  1999.  The note  holders  have the right,
         upon  completion  of the term, to convert the notes
         and any accrued interest into shares of the maker's
         common  stock at the  average bid and ask price for
         the ten (10) trading days immediately preceding the
         completion   of  the  Term;  or  $4.00  per  share,
         whichever is lower.                                    $   500,000
                                                                -----------

                                                                $   593,600
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

The Company has in process a second direct public offering of its Common stock for sale 500,000 shares at $6.00 per share. The Company commenced this offering in January 1998 and as of October 27, 1998 has sold 84,747 shares and realized gross proceeds of $508,482. On February 27, 1998, the Company's Common stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP".

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

         The Company as of September 30, 1998 had a $309,166 sales backlog. The company expects to fill these orders within the next 45 days. Additionally, the Company received a contract to purchase one million dollars of ZAP products from Central & Southwest Services, Inc. Of the total order, $275,000 has been fulfilled and the remaining $725,000, which is not included in the backlog amount, is intended to be fulfilled over the next year. The products to be shipped will vary based upon the requests of the customer during each month.

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

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and
Notes) for the periods indicated:

                                                          Quarter ended September 30,  Nine months ended September 30,
                                                                 1998           1997         1998          1997
                                                                -----           -----        -----        -----
     Statements of Income Data:
         Net sales........................................      100.0%          100.0%       100.0%       100.0%
         Cost of sales....................................       63.3            65.6         66.0         78.0
         Gross profit (Loss)..............................       36.7            34.4         34.0         22.0
         Operating  expenses..............................       43.3            72.4         55.0         83.7
         Loss from operations.............................       (6.6)          (38.0)       (21.0)       (61.7)
         Other  income (expense)..........................       (0.8)           (0.4)        (0.6)        (1.0)
         Loss before income taxes.........................       (7.4)          (38.4)       (21.6)       (62.7)
         Provision for income taxes.......................        0.0             0.0          0.0          0.0
         Net loss.........................................       (7.4)          (38.4)       (21.6)       (62.7)

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Net sales for the quarter ended September 30, 1998, were $1,229,700 compared to $501,000 in the prior year, an increase of $728,700 or 145%. The increase in sales in 1998 over the same period in 1997 was due to increased international sales together with the production and demand of the new ZAPPY(TM) scooter. Sales of the ZAPPY(TM) scooter were $435,200 or 36% of total sales for the quarter. This product was introduced into the marketplace in the beginning of 1998. Additionally, international sales rose to over $210,000 for the 3rd quarter of 1998 compared to $15,000 for the 3rd quarter of 1997.

     Gross profit increased as a percentage of net sales to 37% from 34%. The total gross profit increased $278,600 or 161%. The increase in gross margin dollars can be attributed to margins generated from the sales of the new ZAPPY(TM) scooter. The increase in gross margin percentage is primarily due to reductions in cost of raw materials to produce the products and efficiency increases in the manufacturing in the current quarter as compared to the quarter ended September 30, 1997. Direct Materials were 52% of net sales in the 3rd quarter of 1998 as compared to 64% of net sales in the 3rd quarter of 1997. This is mainly due to improved control of material costs in 1998. Direct labor and overhead were 11% of net sales in the 3rd quarter of 1998 as compared to 2% in the 2nd quarter of 1997. This is mainly due to increased labor effort in producing the new ZAPPY(TM) Scooter.

     Selling expenses in the quarter ended September 30, 1998 were $255,700 as compared to $159,500 for the quarter ended September 30, 1997. This was an increase of $96,200 or 60% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 32% of sales to 21% of sales. The increase in selling expenses was a result of increased promotional activity to enhance customer demand and travel costs incurred for sales activity.

     General and administrative expenses for the quarter ended September 30, 1998 were $225,600. This was an increase of $88,900 or 65% from 1997. As a percentage of sales, general and administrative expense decreased to 18% from 27% of net sales. Expense increases during the 3rd quarter of 1998 as compared to the 3rd quarter of 1997 resulted from increased personnel costs of $33,000 and the cumulative increased amount of $45,000 for supplies, consulting fees, printing, insurance, and rent.

     Research and development decreased $15,000 or 23% from the 3rd quarter of 1997 as compared to the 3rd quarter of 1998. As a percentage of net sales it decreased to 4% of sales in the 3rd quarter of 1998 as compared to 13% of sales in the 3rd quarter of 1997. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in the 3rd quarter of 1997 that were not duplicated in the 3rd quarter of 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ending September 30, 1997

     Net sales for the nine months ended September 30, 1998 were $2,554,600 compared with $1,327,100 in the nine months ended September 30, 1997, an increase of $1,227,500 or 92%. The increase in sales is attributed to sales of the new ZAPPY(TM) scooter and a greater acceptance of the Company's products in the marketplace. ZAPPY(TM) scooters accounted for $742,300 of sales in the first nine months of 1998.

     Gross profit increased as a percentage of net sales, to 34% from 22%. The total gross profit increased $577,700 or 198%. The increase in gross margin dollars can be attributed to the gross margins realized on the sales of the new ZAPPY(TM) scooters. The increase in gross margin percentage was the result of greater cost controls and improved efficiencies in the manufacturing process of all products in the current nine months as compared to the nine months ended September 30, 1997. Direct materials were 57% of net sales in the first nine months of 1998 as compared to 70% of net sales in the first nine months of 1997.

     Selling expenses for the nine months ended September 30, 1998 were $665,400 as compared to $424,900 for the nine months ended September 30, 1997. This was an increase of $240,500 or 57% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 32% of sales to 26% of sales. Increased promotion of the products to enhance demand caused these increases.

     General and administrative expenses for the nine months ended September 30, 1998 were $608,000. This is an increase of $107,100 or 21% from 1997. As a percentage of sales, general and administrative expense decreased to 24% from 38% of net sales. Expense increases during the first nine months of 1998 as compared to the first nine months of 1997 occurred due to increased personnel needs, insurance costs, and additional use of outside consultants for business purposes.

     Research and development decreased $53,600 or 29% from the first nine months of 1997 as compared to the first nine months of 1998. As a percentage of net sales, research and development decreased to 5% of sales in the first nine months of 1998 as compared to 14% of sales in the first nine months of 1997. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in the first nine months of 1997 that were not duplicated in the first nine months of 1998.

Liquidity and Capital Resources

     The Company used cash from operations of $1,072,400 and $824,100 during the nine months ended September 30, 1998 and 1997 respectively. Cash used in operations in the first nine months of 1998 was the result of the net loss incurred for the period of $550,600, offset by net non cash expenses of $61,300, and the net change in operating assets and liabilities resulting in a further use of cash of $583,100. Cash used in operations for the first nine months of 1997 was the result of the net loss incurred for the first nine months of $831,400, offset by net non cash expenses of $111,300, and the net change in operating assets and liabilities resulting in further use of cash of $104,000.

     Investing activities used cash of $107,200 and $107,600 during the first nine months ended September 30, 1998 and 1997 respectively. The uses of cash were for the purchase of fixed assets and defense of the company's patents.

     Financing activities provided cash of $1,045,500 and $899,500 during the first nine months ended September 30, 1998 and 1997 respectively. In 1998, the cash provided by financing activities included an increase in loans payable of $517,500 and the sales of common stock, $558,000 offset by principal payments on outstanding debt. In 1997, the cash provided by financing activities resulted from the sales of common stock, $1,000,400 for the first nine months ended September 30, 1997 offset by principal payments on outstanding debt.

     At September 30, 1998, the Company had cash and cash equivalents of $556,400 as compared to $129,400 at September 30, 1997. At September 30, 1998, the Company had working capital of $708,300 as compared to working capital of $128,900 at September 30, 1997. The increase in both cash and cash equivalents and working capital in the first nine months of 1998 over the first nine months of 1997 are primarily due to the proceeds received from the Company's direct public offering and the secured promissory notes which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company does have in process a second direct public offering for the nine months ended September 30, 1998 of its common stock with maximum potential gross proceeds of $3,000,000 before expenses. The Company believes that the cash and cash equivalents on hand at September 30, 1998 along with the expected proceeds from the Company's direct public offering, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

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


                  ZAP POWER SYSTEMS
----------------------------------------------------
                    (Registrant)


Date
    ------------------      ----------------------------------------------
                                James McGreen - President and Director


Date
    ------------------      ----------------------------------------------
                                Gary Starr - Managing Director