Form 10KSB40
period 1998-12-31
ZAP POWER SYSTEMS INC
filed 1999-04-14
CIK 1024628

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                   For the fiscal year ended December 31, 1998

                                ZAP POWER SYSTEMS
                 (Name of small business issuer in its charter)

         CALIFORNIA                                       94-3210624
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                117 Morris Street
                              Sebastopol, CA 95472
                                 (707) 824-4150

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered under section 12(b) of the Exchange Act:
                                      None


         Securities registered under section 12(g) of the Exchange Act:
                                      None

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No

State issuer's revenues for its most recent fiscal year.      $3,518,600

The aggregate market value of the Company's voting common stock held by non-affiliates as of March 30, 1999, based on the average Bid and Ask price on that date was $12,123,380.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             3,494,924 shares of common stock as of March 30, 1999.

================================================================================

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

         Item 10.      Executive Compensation

         Item 11.      Security  Ownership  and  Certain  Beneficial  Owners and
                       Management

         Item 12.      Certain Relationships and Related Transactions

         Item 13.      Exhibits and Reports on Form 8-K

                                     Part I

        Item 1.        Description of Business

        The information on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements."

              A.       Business Development

     ZAP Power Systems (the "Company" or "ZAP") was incorporated under the laws of the state of California, on September 23, 1994. At its Sebastopol facilities, the Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles.

     The Company objective is to leverage its proprietary technology and name recognition to serve a number of high potential markets in the electric bicycle, electric scooter, and in the electric transportation industry. On February 10, 1998, NASD cleared ZAP Power Systems' common stock for quotation on the OTC Bulletin Board under the symbol "ZAPP". Since the Company's management believed that the primary barrier to widespread use of electric vehicles was their high cost, the Company's activity and revenue was initially derived from development contracts from a foreign private entity and from domestic government agencies. These contracts were set up to develop low cost Zero Air Pollution (or ZAP) type electric vehicles. Now the Company is focusing on the manufacturing and distribution of these electric vehicle products.

     During the first quarter of 1998, the Company introduced a new line of electric scooter known as the ZAPPY(TM). The product accounted for over 38% of net sales for the year. Throughout 1998, ZAP continued to increase its emphasis on the overseas market with approximately 21% of its sales being generated from foreign entities.

     The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30, 1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). On December 15, 1998, the Company was issued a third United States Patent for its ZAPPY(TM) scooter (Patent #5,848,660). A Trademark for the name "ZAP" was issued to James McGreen on September 28, 1993 and assigned to the Company on September 23, 1994.


              B.       Business of Issuer

     The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. The Company also installs the motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, the Company produces the electric scooter, known as the ZAPPY(TM), which is manufactured by the Company, using parts manufactured by various subcontractors. The Company is an U.S. distributor of the Electricycle(TM) scooter that is imported from China and is a distributor of an electric motorcycle.

     The Company manufactures several electric motor kits that have up to 62 unique parts. The electric motor kit manufacturing and installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has a contractual relationship with Smith & Wesson who provides the Company with Law Enforcement Bicycles. The Company has agreed to purchase at least 250 bikes from Smith & Wesson in exchange for specific exclusive distribution and pricing rights. The Company has no other contractual agreements with any of its other vendors.

     The electric bicycle industry has four (4) major manufacturers and a large group of small manufacturers. The major manufacturers are Honda, Suzuki, Sanyo and Yamaha. They mainly sell products into Japan and China. The other group of manufacturers is much smaller in size and sales volume. These manufacturers have products that sell into the U.S., European, and Asian markets. The Company does not consider electric bicycle industry sales numbers very accurate at this point in time. As such the Company's position in terms of global sales volumes is not readily determinable, however the Company believes it currently holds leading electric bicycle market position in the United States.


        Item 2.        Description of Property

         The Company leases its manufacturing and office facilities, consisting of 9,500 square feet, at 111 & 117 Morris Street, Sebastopol, CA. The Company's property consists primarily of manufacturing equipment, and office computer systems. The aggregate monthly lease payments total $6,614.40 per month. The landlords are Daniel O. Davis and Robbin H. Davis. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlord. The Leases on both properties expire on June 1, 2001. Each has a renewal option for one additional three-year period. The Company owns the basic tools, machinery, and equipment necessary for the conduct of its production, research and development, and vehicle prototyping activities.

                  As of December 31, 1998, the Company has 45 full-time and 11 part-time employees. Most of the employees work at the Company's Sebastopol, California locations except for one employee who travels throughout California seeking sales opportunities.

        Item 3.        Legal Proceedings

         The company has become aware that a company named Omni under the leadership of an individual named Joseph Stevenson has been advertising and selling an electric system for bicycles called EROS (electric regenerative operating system). The Company's management, in consultation with patent counsel, has determined after analysis that the EROS system infringes the Company's patents and has filed suit against EROS. Although the Company believes its claims are meritorious and the patents for the ZAP system are valid, it is possible, as in any suit, that the Company may be unable to prove infringement or that Mr. Stevenson may establish, either in litigation or in a re-examination proceeding before the Patent Office that the Company's patents are not valid. If the Company's patents are held to be invalid, the Company's ability to prevent competitors from manufacturing or selling bicycles with the patented system will be significantly reduced. The loss of the patents or a significant damage award against the Company could have a material adverse effect upon the business and financial condition and prospects of the Company.

        Item 4.        Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the Company's 1998 year.


                                     Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

         In January of 1998, the Company commenced its second direct public offering of its Common Stock, offering for sale 500,000 shares at $6.00 per share. On March 11, 1998, the Company's Common Stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP". During 1998, the Company sold 78,847 shares and received $381,986 in proceeds. The offering was closed in January, 1999. Additionally in 1998, the Company 1) realized $15,000 in proceeds from the exercise of stock options and issued 15,000 shares, 2) converted $14,317 in notes payable and accrued interest into 2,727 shares ($5.25 per share) and, 3) issued 25,136 shares in payment for current and future services at an average price per share of $5.98.

         Prior to the completion of the second direct public offering in January of 1999, the Company sold 400 shares and realized gross proceeds of $2,400. Additionally in 1999, the Company 1) issued 268 shares in payment for current and future services at a price of $6.00 per share, and 2) realized $18,000 in proceeds from the exercise of stock options and issued 45,000 shares. On March 30, 1999, ZAP completed a private placement of 678,808 shares of its common stock at a price of $3.02 per share and realized net proceeds of $1,852,500, (See Note J to the Accompanying Financial Statements). In addition, the Company converted $212,000 of its remaining debt into equity and issued 70,199 common shares.

      As of December 31, 1998 the Company had 1,930 holders of the common stock.


Item 6. Management's Discussion and Analysis of Plan of Financial Condition and Results of Operations.

     Overview

     The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. Historically, unit sales have been approximately 50% kits, 30% electric bicycles, and 20% electric scooters. Dollar sales have been 30% kits, 35% electric bicycles, and 35% electric scooters.

     The Company sells its electric bicycles, kits and scooters to internet and retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships, motorcycle dealers, and mail order catalogs. The Company sells to the mail order catalogs and selected customers on credit with net 30-day, 45-day, or 60-day terms. Some of these accounts are factored with a local bank. Many of the smaller dealerships are sold cash on delivery. The internet and retail sales are primarily paid for with a credit card or personal check before shipment of the product.

     The Company's growth strategy is to increase net sales by increasing distribution channels through its website at zapbikes.com, retail organizations and wholesale distributors both domestically and overseas as well as setting up Company outlet and Franchise stores to assist in the retail sales arena. In March, 1999, ZAP received payment for a franchise store in Hollywood, FL and a deposit for a franchise store in Key West, FL. The Company intends to continue to increase its production capability to meet the increasing demand for its product. The Company also plans to continue to develop the products with the goal of being the low cost leader in the industry. Product improvements, new product introductions, and the expansion of the ZAP electric outlet franchise network are continuing to enlarge ZAP's presence in the electric vehicle industry.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

         Net sales for the year ended December 31, 1998 were $3,518,600 compared to $1,640,200 in the prior year, an increase of $1,878,400 or 115%. The increase in sales was primarily due to the Company's introduction of the ZAPPY(TM) scooter that accounted for $1,369,600 or 39% of total sales. Additionally, international sales of bicycles and kits, including the new single speed low cost motor system for 1998 increased $520,500 over 1997 levels as new dealers acquired interest in selling ZAP products overseas. During the year ended December 31, 1998, $617,000 in sales, representing 18% of total sales, was with one customer. In 1997, a different single customer accounted for 26% of the Company's net sales.

         Gross profit. Gross profit increased as a percentage of net sales, to 32% from 22%. The total gross profit increased $761,800 or 208%. The increase in gross profit dollars can principally be attributed to the gross margins realized on the sales of the new ZAPPY(TM)scooter. Total gross profit for the ZAPPY(TM) scooter was $421,300. The increase in gross margin percentage was the result of greater cost controls and improved efficiencies in the manufacturing process of all products for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Direct materials were 58% of net sales for the year ended December 31, 1998 as compared to 70% of net sales for the year ended December 31, 1997.

         Selling. Selling expenses in 1998 were $967,700. This was an increase of $334,700 or 53% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 39% of sales to 28% of sales. Costs increased as a result of additional personnel being added to the sales force, increased promotion through the internet, a print media campaign, and added marketing efforts overseas.

         General and administrative expenses for 1998 were $979,200. This is an increase of $158,800 or 19% over 1997. As a percentage of sales, general and administrative expense decreased from 50% to 28% of net sales. Expense increases during 1998 as compared to 1997 occurred due to added personnel in the administrative and accounting areas. Additionally, a consultant was enlisted to assist with obtaining additional equity funding.

         Research and development decreased $43,500 or 18% from 1997 to 1998. As a percentage of net sales it decreased from 15% to 6% respectively. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher research and development costs in 1997 that were not duplicated in 1998.

         Other income (expense). Interest expense increased to $100,300 in 1998, an increase of $15,500 over 1997. This increase can primarily be attributed to the amortization of the fair value of warrants issued to an investment banker for securing equity financing for the company.



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

Liquidity and Capital Resources

      The Company used cash from operations of $1,307,400 and $1,263,000 during the years ended December 31, 1998 and 1997 respectively. Cash used in operations in 1998 was the result of the net loss incurred for the year of $1,109,400, offset by net non-cash expenses of $255,300, and the net change in operating assets and liabilities resulting in a further use of cash of $453,300. Cash used in operations in 1997 was the result of the net loss incurred for the year of $1,409,300, offset by non-cash expenses of $231,200, and the net change in operating assets and liabilities resulting in a further use of cash of $84,900.

     Investing activities used cash of $161,900 and $143,500 during the years ended December 31, 1998 and 1997 respectively. The uses of cash were for the purchase of fixed assets and additional capitalized patent costs.

     Financing activities provided cash of $1,254,100 and $1,935,400 during the years ended December 31, 1998 and 1997 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock and issuance of notes payable, $1,280,800 and $2,037,300 for the years ended
December 31, 1998 and 1997 respectively, offset by principal payments on outstanding debt.

     At December 31, 1998 the Company had cash and cash equivalents of $475,300 as compared to $690,500 at December 31, 1997. At December 31, 1998, the Company had working capital of $128,600, as compared to working capital of $726,800 at December 31, 1997. The decrease in cash and cash equivalents is primarily due to losses from operations. The decrease in working capital is due to the short-term liability on the outstanding notes payable. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company has established an accounts receivable facility that is guaranteed by the U.S. Exim Bank. The Company believes that the cash and cash equivalents on hand at December 31, 1998, along with the equity financing received in March 1999 of $1,852,500 from the sale of 678,808 shares of common stock will be sufficient to allow the Company to continue its expected level of operations for at least 12 months.

     The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, increasing distribution channels, establish company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of strong corporate infrastructure.


Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

     Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and has taken the appropriate steps that it believes address the concerns of the Year 2000 Problem. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.


Seasonality and Quarterly Results

     The Company's business is subject to seasonality influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March.


Inflation

     The Company's raw materials are sourced from stable cost competitive industries. As such the Company does not foresee any material inflationary trends for its raw material sources.

Item 7                         FINANCIAL STATEMENTS





                                 C O N T E N T S


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.............................3


FINANCIAL STATEMENTS

     Balance Sheet.............................................................4

     Statements of Operations..................................................5

     Statement of Stockholders' Equity.........................................6

     Statements of Cash Flows..................................................7

     Notes to Financial Statements.............................................9

               Report of Independent Certified Public Accountants


To the Board of Directors
ZAP Power Systems

We have audited the accompanying balance sheet of ZAP Power Systems as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZAP Power Systems as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
San Jose,  California
February 26, 1999, except for
Note J, as to which the date is
March 30, 1999

                                                     ZAP Power Systems

                                                       BALANCE SHEET

                                                     December 31, 1998



                                                           ASSETS
CURRENT ASSETS
    Cash                                                                                                     $     475,300
    Accounts receivable, net of allowance for doubtful accounts of $35,000                                         283,800
    Inventories                                                                                                    633,900
    Prepaid expenses and other assets                                                                               97,800
                                                                                                             -------------
             Total current assets                                                                                1,490,800

PROPERTY AND EQUIPMENT - NET                                                                                       177,000

OTHER ASSETS
    Intangibles, net of accumulated amortization of $7,800                                                          80,000
    Deposits                                                                                                        11,900
                                                                                                             -------------
                                                                                                                    91,900
                                                                                                             -------------

                                                                                                             $   1,759,700
             Total assets                                                                                    =============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                                         $     334,200
    Accrued liabilities and customer deposits                                                                      150,700
    Notes payable, net of unamortized discount of $30,900                                                          867,000
    Current maturities of obligations under capital leases                                                          10,300
                                                                                                             -------------
             Total current liabilities                                                                           1,362,200

OTHER LIABILITIES
    Long-term debt                                                                                                  11,200
    Obligations under capital leases, less current maturities                                                          600
                                                                                                             -------------
                                                                                                                    11,800
STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares authorized, 2,664,700
      shares issued and outstanding                                                                              3,731,800
                                                                                                                (3,346,100)
    Accumulated deficit                                                                                      -------------
                                                                                                                   385,700
                                                                                                             -------------

                                                                                                             $   1,759,700
                                                                                                             =============
             Total liabilities and stockholders' equity

The accompanying notes are an integral part of this statement.

                                                     ZAP Power Systems

                                                  STATEMENTS OF OPERATIONS

                                                  Years ended December 31,


                                                                                                   1998           1997
                                                                                                   ----           ----
NET SALES                                                                                       $ 3,518,600    $ 1,640,200

COST OF GOODS SOLD                                                                                2,391,300      1,274,700
                                                                                                -----------    -----------

              GROSS PROFIT                                                                        1,127,300        365,500

OPERATING EXPENSES
    Selling                                                                                         967,700        633,000
    General and administrative                                                                      979,200        820,400
    Research and development                                                                        202,600        246,100
                                                                                                -----------    -----------
                                                                                                  2,149,500      1,699,500
                                                                                                -----------    -----------

LOSS FROM OPERATIONS                                                                             (1,022,200)    (1,334,000)

OTHER INCOME (EXPENSE)
    Interest expense                                                                               (100,300)       (84,800)
    Miscellaneous                                                                                    13,900         11,100
                                                                                                -----------    -----------
                                                                                                    (86,400)       (73,700)
                                                                                                -----------    -----------
              LOSS BEFORE INCOME TAXES                                                           (1,108,600)    (1,407,700)

PROVISION FOR INCOME TAXES                                                                              800          1,600
                                                                                                -----------    -----------

              NET LOSS                                                                          $(1,109,400)   $(1,409,300)
                                                                                                ===========    ===========


NET LOSS PER COMMON SHARE
    Basic and diluted                                                                           $     (0.42)   $     (0.62)
                                                                                                ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                                     2,614,563      2,289,165
                                                                                                ===========    ===========



The accompanying notes are an integral part of these statements.

                                                     ZAP Power Systems

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                           Years ended December 31, 1998 and 1997


                                                                                 Common Stock           Accumulated
                                                                             Shares       Amount          Deficit         Total
                                                                             ------       ------          -------         -----
Balance, January 1, 1997                                                  2,076,500     $ 1,019,200     $  (906,800)    $   112,400

    Issuance of common stock in connection with direct public
      offering at $5.25 per share, net of expenses of $188,400              415,100       1,990,900            --         1,990,900

    Exercise of stock options                                                21,600          12,600            --            12,600

    Conversion of notes payable and accrued interest into
      common stock at $5.25 per share                                        14,800          77,800            --            77,800

    Recission of shares issued to joint venture                              (5,000)        (26,300)           --           (26,300)

    Stock issued for current and future services                             19,700          94,700            --            94,700

    Net loss                                                                   --              --        (1,409,300)     (1,409,300)
                                                                        -----------     -----------     -----------     -----------

Balance, December 31, 1997                                                2,542,700       3,168,900      (2,316,100)        852,800

    Issuance of common stock in connection with direct public
      offering at $6 per share, net of expenses of $91,000                   78,800         383,300            --           383,300

    Fair value of stock options granted to non-employees                       --              --            17,600          17,600

    Exercise of stock options                                                15,000          15,000            --            15,000

    Conversion of notes payable and accrued interest
      into common stock at $5.25                                              2,700          14,300            --            14,300

    Issuance of warrants in connection with debt placement                     --              --            61,800          61,800

    Stock issued for current and future services                             25,500         150,300            --           150,300

    Net loss                                                                   --              --        (1,109,400)     (1,109,400)
                                                                        -----------     -----------     -----------     -----------

Balance, December 31, 1998                                                2,664,700       3,731,800     $(3,346,100)    $   385,700
                                                                        ===========     ===========     ===========     ===========


The accompanying notes are an integral part of this statement.

                                                     ZAP Power Systems

                                                  STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,


                                                                                                          1998               1997
                                                                                                          ----               ----
Cash flows from operating activities:
    Net loss                                                                                         $(1,109,400)       $(1,409,300)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                     86,500             67,700
        Allowance for doubtful accounts                                                                  (30,000)           (11,400)
        Issuance of common stock for services rendered                                                   150,300             92,400
        Issuance of stock options for services rendered                                                   17,600               --
        Loss on abandonment of subsidiary                                                                   --               26,200
        Amortization of fair value of warrants                                                            30,900             56,300
        Changes in:
           Receivables                                                                                  (192,100)           (49,400)
           Inventories                                                                                  (366,600)           (20,700)
           Prepaid expenses and other                                                                    (32,200)            (4,100)
           Deposits                                                                                        1,600              2,000
           Accounts payable                                                                              172,600           (139,600)
           Accrued liabilities and customer deposits                                                     (36,600)           126,900
                                                                                                     -----------        -----------
             Net cash used in operating activities                                                    (1,307,400)        (1,263,000)

Cash flows from investing activities:
    Purchases of equipment                                                                               (97,800)          (128,600)
    Patent costs capitalized                                                                             (64,100)           (14,900)
                                                                                                     -----------        -----------
             Net cash used in investing activities                                                      (161,900)          (143,500)

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                                              882,500             33,800
    Sale of common stock, net of stock offering costs                                                    398,300          2,003,500
    Principal repayments on notes payable                                                                (10,700)           (98,800)
    Payments on obligations under capital leases                                                         (16,000)           (13,100)
    Cash restricted to payment of certain notes payable                                                     --               10,000
                                                                                                     -----------        -----------
             Net cash provided by financing activities                                                 1,254,100          1,935,400
                                                                                                     -----------        -----------

             NET INCREASE/(DECREASE) IN CASH                                                            (215,200)           528,900

Cash, beginning of year                                                                                  690,500            161,600
                                                                                                     -----------        -----------
Cash, end of year                                                                                    $   475,300        $   690,500
                                                                                                     ===========        ===========



The accompanying notes are an integral part of these statements.

                                                ZAP Power Systems

                                             STATEMENTS OF CASH FLOWS

                                             Years ended December 31,



                                                                                                         1998                1997
                                                                                                         -----               ----

Supplemental cash flow information:

    Cash paid during the year for:
      Interest                                                                                        $  69,400           $  84,763
      Income taxes
                                                                                                            800               1,600

    Non-cash investing and financing activities:
      Conversion of notes payable and accrued interest into common stock
                                                                                                         14,300              77,800
      Stock issued for current and future services
                                                                                                        150,300              94,700
      Stock issued (cancelled) to joint venture
                                                                                                           --               (26,300)

The accompanying notes are an integral part of these statements.

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ZAP Power Systems,  ("ZAP"),  was  incorporated  in California in September,
    1994. ZAP designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

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

    5. Use of Estimates

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

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    6. Fair Value of Financial Instruments

       The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of the bank note payable and current notes payable approximate fair value as current interest rates available to the Company for similar debt are approximately the same. The fair value of related party notes payable is impracticable to determine.

    7. Net Loss Per Common Share

       Net loss per common share, basic and dilutive, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation as their inclusion would be anti-dilutive.


NOTE B - INVENTORIES

    Inventories consist of the following at December 31, 1998:

       Raw materials                                           $   442,100
       Work-in-process                                             104,100
       Finished goods                                               87,700
                                                               -----------

                                                               $   633,900
                                                               ===========


NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1998:

       Machinery and equipment                                 $    81,600
       Equipment under capital leases                               45,900
       Demonstration bicycles                                       89,600
       Office furniture and equipment                               76,000
       Leasehold improvements                                       25,400
       Vehicle                                                      56,200
                                                                   374,700
       Less accumulated depreciation and amortization              197,700
                                                               -----------
                                                               $   177,000
                                                               ===========

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE D - NOTES PAYABLE

    Unsecured notes to stockholders, with interest at 12%; due on
    demand.   The  noteholders   have  been  issued  warrants  to
    purchase,  in the aggregate,  2,500 shares of common stock at
    $5.25 per share through October, 1999.                            $  32,800

    Unsecured  note  to a  stockholder,  with  interest  at  10%;
    principal  and  interest  is due when  the  notes  mature  in
    December 1999.  The  noteholder  has been issued  warrants to purchase  11,400  shares of  common  stock at $5.25 per share
    through December 1999.                                               60,000

    Notes secured by inventory,  with interest at 12%, due March,
    1999.  Notes are  convertible  into common stock at $3.02 per
    share through March, 1999.                                          800,000

         Less fair value of unamortized  cost of warrants  issued
         in connection with the debt                                    (30,900)
                                                                      ---------
                                                                        769,100

    Note to bank,  with interest at 3.9%,  principal and interest
    due in monthly installments through January 2002.                    16,300
                                                                      ---------
                                                                        878,200
         Less current portion                                           867,000
                                                                      ---------
                 Long-term debt                                       $  11,200
                                                                      =========

NOTE E - CAPITAL LEASES

    Minimum future lease payments under capital lease obligations for computer and other equipment are as follows:

    Year ending December 31,

              1999                                               $    10,900
              2000                                                       900
                                                                 -----------
              Total minimum lease payments                            11,800
              Less amounts representing interest                         900
                                                                 -----------
              Present value of minimum lease payments                 10,900
              Less current maturities                                 10,300
                                                                 -----------

                                                                 $       600
                                                                 ===========

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE F - PROVISION FOR INCOME TAXES

                                                       1998           1997
                                                   -----------    -----------
      Current tax expense
         Federal                                   $      --      $      --
         State                                             800          1,600
                                                   -----------    -----------

                                                   $       800    $     1,600
                                                   ===========    ===========
      Deferred tax assets (liabilities)
         Federal tax loss carryforward             $ 1,037,100    $   695,000
         State tax loss carryforward                   177,200        132,600
                                                   -----------    -----------
                                                     1,214,300        827,600
      Less valuation allowance                      (1,214,300)      (827,600)
                                                   -----------    -----------

                Net deferred tax asset             $      --      $      --
                                                   ===========    ===========

    The Company has available for carryforward approximately $3,050,300 and $1,998,000 of federal and state net operating losses, respectively, expiring through 2012. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

    A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE G - STOCK OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1996 and 1995 Plans are 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest over a two year period, and expire ten years after the date of grant. Options totaling 832,117 shares were vested under both plans at December 31, 1998.

    Option activity under the two plans is as follows:
                                                                       1996 Plan                          1995 Plan
                                                                 ----------------------             ----------------------
                                                                               Weighted                           Weighted
                                                                                Average                            Average
                                                                 Number of     Exercise             Number of     Exercise
                                                                  Shares         Price               Shares         Price
                                                                  ------         -----               ------         -----

              Outstanding at  December 31, 1996                  501,000            $1.00            678,000       $   0.55

                 Granted                                         110,500            $4.39               --         $   0.40
                 Exercised                                        (7,300)           $1.00            (15,000)      $   0.40
                 Canceled                                       (174,700)           $1.13           (216,700)      $   0.55
                                                                --------                            --------

              Outstanding at  December 31, 1997                  429,500            $1.70            446,300       $   0.56
                 Granted                                         102,800            $4.65               --             --
                 Exercised                                       (15,000)           $1.00               --             --
                 Canceled                                        (26,500)           $1.48            (27,400)      $   0.40
                                                                --------                            --------

              Outstanding at  December 31, 1998                  490,800            $2.35            418,900       $   0.56
                                                                ========                            ========

    The weighted average fair value of options granted during the years ending December 31, 1998 and 1997 was $3.66 and $3.23, respectively.

    The following information applies to options outstanding at December 31, 1998:

          Range of exercise prices                                         $.40 - 1.00     $3.68 - 5.25
                                                                           -----------     ------------
          Options outstanding                                                722,900          186,800
          Weighted average exercise price                                     $.75             $4.55
          Weighted average remaining contractual life (years)                   7                8
          Options exercisable                                                722,900          109,175
          Weighted average exercise price                                     $.75             $4.64

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE G - STOCK OPTIONS AND WARRANTS (continued)

    The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 1998 and 1997. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts:
                                                    1998          1997
                                               -------------   -------------
          Net loss - as reported               $ (1,109,400)   $ (1,409,300)
          Net loss - pro forma                   (1,254,600)     (1,696,300)
          Loss per share - as reported                 (.42)           (.62)
          Loss per share - pro forma                   (.48)           (.73)

    The fair value of each  option and  warrant  is  estimated  on date of grant
    using   the   Black-Scholes   option-pricing   model   with  the   following
    weighted-average assumptions:
                                                      1998           1997
                                                   ----------     -----------
          Dividends                                      None            None
          Expected volatility                            100%             30%
          Risk free interest rate                       6.00%           6.38%
          Expected life                              10 years        10 years

    In connection with the issuance of $800,000 of notes payable in 1998, the Company issued 20,000 warrants at $4.00 per share, to purchase the Company's common stock, to an entity that assisted the Company in arranging the financing. The warrants are immediately exercisable and expire September, 2001. The fair value of warrants at the time of issuance was $61,800 and is being amortized as additional interest expense over the term of the debt. During 1998, $30,900 was amortized to operations.


NOTE H - CONCENTRATIONS

    During 1998, one customer accounted for $617,000 or 17.5% of the Company's net sales. The loss of this customer is not expected to have a material impact on the Company's financial position and results of operations for the coming year.

    During 1997, one customer accounted for $430,000 or 26% of the Company's net sales. The Company ceased selling to this customer in late 1997 and did not have any material sales to this customer in 1998.

                                ZAP Power Systems

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE I - COMMITMENT

     The Company leases warehouse and office space under two operating leases that expire in June, 2001. The aggregate monthly rent is $6,600 and is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend each lease for an additional three year period. Rent expense under these leases were $79,400 and $52,800 in 1998 and 1997, respectively.

Future minimum lease payments on the lease are as follows:

     Year ending December 31,
     ------------------------
               1999                               $ 79,000
               2000                                 79,000
               2001                                 65,400
                                                  --------
                  Total                           $224,200

NOTE J - SUBSEQUENT EVENTS

     On March 30, 1999, the Company completed a private placement of its common stock with Ridgewood ZAP, LLC ("Ridgewood"), a Deleware limited liability company managed by Ridgewood Power Corporation. The Company sold to Ridgewood 678,808 shares of common stock at a price of $3.02 per share. Net cash proceeds to the Company were $1,852,500, net of underwriting fees and expenses paid of $197,500. In addition to the underwriting fees paid, the Company issued, in aggregate, 35,596 shares of common stock to two entities who assisted in the private placement.

     In addition, the Company has granted Ridgewood an option to acquire an additional $2,000,000 of common stock at any time up through December 31, 1999. The price per share upon exercise would be 85% of the average closing price of the stock for the 20-day period prior to the exercise date, subject to minimum and maximum per share prices of $3.50 and $4.50, respectively. If, during the option period, the Company meets certain financial milestones, as defined in the agreement, the Company can require Ridgewood to exercise the option to purchase the full $2,000,000 of common stock using the per share formula described above.

     As of March 30, 1999, the Company has converted $212,000 of its remaining debt into 70,199 shares of common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                                   MANAGEMENT


                  Name                 Age                    Position
                  ----                 ---                    --------
         Gary Starr                    43            Managing Director

         James McGreen                 45            President and Director

         Andrew Hutchins               38            General Manager

         Sanford Theodore              35            Controller

         Jessalyn Nash                 39            Director

         Lee S. Sannella, M.D.         83            Director

         Nancy K. Cadigan              40            Director and Secretary

         Richard Balzhiser             66            Member, Advisory Board

         Hal Larson                    74            Member, Advisory Board

         Jack Guy                      66            Member, Advisory Board


         Gary Starr is Managing Director of the Company. He has been building and driving electric cars for more than 20 years. In addition to overseeing the marketing of more than 20,000 electric bicycles and vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operation in 1983. That Company recently signed a licensing agreement with Hyundai.

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

         James McGreen, President, has over 25 years experience in design, development, engineering, manufacturing and marketing. He has brought over 100 successful consumer products from conception to the mass market. He has been a pioneer in the ultralight aircraft, personal watercraft, and motorcycle racing fields. He is the founder and/or former president of Protopipe Exhaust Systems, Inc., McGreen Metalworking, Kanemoto Racing and McGreen Development. His commitment to electric transportation began in 1991 with successful competition in Electrathon racing. He holds several records and winning times for this lightweight electric vehicle class. He has been a racer of motorcycles and has built motor parts, frames, chassis and other specialty parts for both manufacturers and other racers. Mr. McGreen has also designed and built composite racing sailboats. A skilled machinist, welder, and tool and die maker, he has designed and built nearly every kind of lightweight motorized vehicle. A prolific inventor, McGreen has been awarded three patents, in the resource conservation and transportation fields. He also managed the World Championship team that won the World Solar Bicycle Races, in Akita, Japan in 1995. In 1996, McGreen was selected as an honored member of the Who's Who of American Inventors for his positive impact on society.

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

         Sanford Theodore, Controller has been involved in various financial and accounting positions for over 11 years. Well versed with computerized accounting and auditing processes, he has worked with Optical Coating Laboratory, Western Dairy Products, and Blue Cross. Mr. Theodore received a bachelor's degree in Business Administration from San Diego State University in 1985 and a certificate for Human Resource Management from Sonoma State University in 1996.

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

         Advisory Board

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


Item 10.                                      EXECUTIVE COMPENSATION

                                             Summary Compensation Table

                                                   Long Term Compensation
                                                    ----------------------
                             Annual Compensation           Awards                                      Payouts
                             ---------------------------------------------------------------------------------
   (a)             (b)       (c)        (d)       (e)        (f)          (g)                  (h)        (I)
                                                Other      Rest-         Secur-
Name                                            Annual     ricted        ities                          All other
and                                             Compen-    Stock       Underlying             LTIP      Compensa-
Principal                   Salary    Bonus     sation    Award(s)       Options/            Payouts      tion
Position         Year         ($)      ($)        ($)       ($)          SARs (#)              ($)         ($)
-----------------------------------------------------------------------------------------------------------------
Gary Starr        1994     $     0
Managing          1995     $21,000                                        72,000
Director          1996     $31,000                           $3,750       60,000
                  1997     $35,000                           $2,250
                  1998     $35,700

James McGreen     1994     $     0
President         1995     $33,000                                        72,000
                  1996     $33,000                           $3,750       60,000
                  1997     $38,000                           $2,250
                  1998     $37,500



                                       Option/SAR Grants in Last Fiscal Year
                                                  Individual Grants
----------------------------------------------------------------------------------------------------------
   (a)            (b)                       (c)                        (d)                       (e)
               Number of                  % of Total
                securities               Options/SARs
               Underlying                 Granted to                   Exercise
             Options/SARs                  Employees                    or Base
Name          Granted (#)                in Fiscal Year               Price ($/sh)        Expiration Date
----          -----------                --------------               ------------        ---------------
None

Item 11. Security Ownership and Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 30, 1999 for each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock, and all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by them, have sole investment and voting power with respect to their shares, subject to community property laws where applicable.


                                        Shares
                                     Beneficially    Percentage of Common Shares
     5% Shareholders:                    Owned           at March 30, 1999
     ---------------------------------------------------------------------------


     James McGreen                       584,950(1)           16.6%

     Gary Starr                          432,078(1)           12.4%

     Ridgewood ZAP, LLC                1,202,368(2)           29.9%

     All directors and executive
     officers as a group (3 & 4)       1,177,611              30.3%

(1) Includes 132,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options.

(2)  Includes   523,560   shares  of  issuable  upon  exercise  of  a  currently
     exercisable option to purchase $2,000,000 of common stock at $3.82 per share.

(3) Includes 264,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options.

(4) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable incentive stock options.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ZAP POWER SYSTEMS
                                       _________________________________________
                                                    (Registrant)


                               By      ________________________________________
                                       Gary Starr - Managing Director &
                                       Chief Financial Officer


                               Date    ________________________________________

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               By      ________________________________________
                                       James McGreen - President and Director


                               Date    ________________________________________


                               By      ________________________________________
                                       Nancy K. Cadigan - Secretary and Director


                               Date    ________________________________________


                               By      ________________________________________
                                       Sanford Theodore - Principal Accounting
                                       Officer and Controller


                               Date    ________________________________________