Form 10QSB
period 1999-03-31
ZAP POWER SYSTEMS INC
filed 1999-05-14
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended March 31, 1999

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

             3,679,547 shares of common stock as of April 30, 1999.

           Transitional Small Business Disclosure Format Yes[ ] No[x]

================================================================================

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZAP POWER SYSTEMS
CONDENSED BALANCE SHEET

                                                                      March 31,
                                                                        1999
--------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
     Cash                                                           $ 1,963,900
     Receivables                                                        367,600
     Inventories                                                        654,400
     Prepaid expenses and other assets                                  213,400
                                                                    -----------
         Total current assets                                         3,199,300

PROPERTY AND EQUIPMENT                                                  197,500
                                                                    -----------

OTHER ASSETS
      Intangibles, net of accumulated amortization
          of $10,100                                                     92,900
     Deposits                                                            11,900
                                                                    -----------
               Total other assets                                       104,800
                                                                    -----------

          Total assets                                              $ 3,501,600
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   402,100
     Accrued liabilities and other expenses                             131,100
     Customer deposits                                                   36,900
     Notes payable                                                      361,900
     Current maturities of long-term debt                                 8,700
     Current maturities of obligations under capital leases               5,800
                                                                    -----------
          Total current liabilities                                     946,500
                                                                    -----------

OTHER LIABILITIES
     Obligations under capital leases, less current maturities              600
     Long-Term Debt, less current maturities                             24,800
                                                                    -----------
                 Total other liabilities                                 25,400
                                                                    -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
             authorized, 3,493,138 shares issued and
             outstanding                                              6,008,100
     Accumulated deficit                                             (3,478,400)
                                                                    -----------
                Total stockholders' equity                            2,529,700
                                                                    ===========

Total liabilities and stockholders' equity                          $ 3,501,600
                                                                    ===========


The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF OPERATIONS


                                                    Three months ended March 31,
                                                        1999            1998
--------------------------------------------------------------------------------
NET SALES                                           $ 1,164,100     $   461,200

COST OF GOODS SOLD                                      756,100         269,600
                                                    -----------     -----------

GROSS PROFIT                                            408,000         191,600
                                                    -----------     -----------

OPERATING EXPENSES
     Selling                                            200,100         159,000
     General and administrative                         218,200         162,500
     Research and development                            47,600          32,300
                                                    -----------     -----------
                                                        465,900         353,800
                                                    -----------     -----------

LOSS FROM OPERATIONS                                    (57,900)       (162,200)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest expense                                   (74,700)         (2,700)

     Other                                                1,000           4,500
                                                    -----------     -----------
                                                        (73,700)          1,800
                                                    -----------     -----------

NET LOSS                                            $  (131,600)    $  (160,400)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED        $     (0.05)    $     (0.06)
                                                    ===========     ===========

WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING                              2,833,180       2,558,000
                                                    ===========     ===========



The accompanying notes are an integral part of these financial statements

ZAP POWER SYSTEMS
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   Three months ended March 31,
                                                                                                     1999                   1998
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                   $  (131,600)            $  (160,400)
     Adjustments to reconcile net loss to net cash
          used by operating activities
         Depreciation and amortization                                                               24,100                  20,600
         Allowance for doubtful accounts
         Issuance of common stock for services rendered                                             108,400                  74,100
                   Changes in:
         Receivables                                                                                (83,800)                (37,400)
         Inventories                                                                                (20,600)                (46,200)
         Prepaid expenses                                                                          (115,600)                (36,300)
         Deposits                                                                                                           (74,100)
         Accounts payable                                                                           112,600                 (84,200)
         Accrued liabilities and customer deposits                                                  (27,500)                (54,500)
                                                                                                -----------             -----------
                  Net cash used by operating activities                                            (134,000)               (398,400)
                                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                                                         (42,200)                (47,400)
     Patent Costs Capitalized                                                                       (15,200)                      0
                                                                                                -----------             -----------
         Net cash used by investing activities                                                      (57,400)                (47,400)
                                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                                                     19,500                  20,000
     Sale of common stock, net of stock offering costs                                            1,955,300                 126,400
     Principal repayments on long-term debt                                                          (2,300)                 (4,700)
     Payments on obligations under capital leases                                                    (4,500)                 (3,800)
     Principal repayments on note payable                                                          (288,000)                (12,500)
                                                                                                -----------             -----------
                  Net cash provided by financing activities                                       1,680,000                 125,400
                                                                                                -----------             -----------

NET INCREASE/(DECREASE) IN CASH                                                                   1,488,600                (320,400)

CASH, beginning of period                                                                           475,300                 690,400
                                                                                                -----------             -----------

CASH, end of period                                                                             $ 1,963,900             $   370,000
                                                                                                ===========             ===========

The accompanying notes are an integral part of these financial statements

                                                                                                     1999                   1998
------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:

Non-cash investing and financing activities:
     Conversion of notes payable and accrued interest into common stock                         $     212,000                     0
     Stock issued for current and future services                                                     108,400                74,100



ZAP POWER SYSTEMS
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The financial statements presented herein as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                                  March 31, 1999
                                                                  --------------
Trade accounts receivable                                          $    402,600
Less allowance for doubtful accounts                                    (35,000)
                                                                   ------------
                                                                   $    367,600
                                                                   ============

(3) - INVENTORIES

                                                                  March 31, 1999
                                                                  --------------
Raw materials                                                      $   419,600
Work-in-process                                                        136,000
Finished goods                                                          98,800
                                                                   -----------
                                                                   $   654,400
                                                                   ===========

(4) - PROPERTY AND EQUIPMENT

                                                                  March 31, 1999
                                                                  --------------
Demonstration items                                                 $    89,600
Machinery and equipment                                                  85,400
Equipment under capital leases                                           45,900
Office furniture and fixtures                                            39,600
Computers                                                                46,000
Leasehold improvements                                                   32,700
Vehicles                                                                 77,800
                                                                    -----------
                                                                        417,000
Less accumulated depreciation and amortization                         (219,500)
                                                                    -----------
                                                                    $   197,500
                                                                    ===========

(5) - NOTES PAYABLE

                                                                  March 31, 1999
                                                                  --------------
Notes to stockholders, with interest at 10%; interest and
     principal due when the notes mature in December 1999.
     The note holders have been issued warrants to purchase,
     in the aggregate, 21,800 shares of common stock at
     $5.25 per share through October 1999.                             $ 92,800


Convertible secured promissory notes, with interest at 12%,
     principal and interest is due when the notes mature in
     March 1999.                                                        300,000

     Less fair value of unamortized cost of warrants issued
     in connection with the debt.                                       (30,900)
                                                                     ----------

                                                                     $  361,900
                                                                     ==========

The above convertible notes due in March 1999, were paid or converted to stock subsequent to March 31, 1999.

(6) - COMMON STOCK

The Company's Common Stock is traded on the OTC Bulletin Board under the stock symbol "ZAPP". In January 1999, the Company closed its second direct public offering. Prior to the completion, the company sold 400 shares and realized gross proceeds of $2,400. Additionally in 1999, the company 1) issued 268 shares in payment for current and future services at a price of $6.00 per share, 2) rescinded 1,785 shares at a price of $6.00 per share, and 3) realized $18,000 in proceeds from the exercise of stock options and issued 45,000 shares.

On March 30, 1999, ZAP completed a private placement of 678,808 shares of its Common Stock at a price of $3.02 per share and realized net proceeds of $1,785,000 which includes additional underwriting fees and expenses of $157,500 paid in the second quarter of 1999. The Company issued 35,596 shares in partial payment for the services associated with acquiring the noted equity financing. In addition, the Company converted $212,000 of its remaining debt into equity and issued 70,199 common shares.

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

Overview

         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles. Historically, unit sales have been approximately 45% kits, 20% electric bicycles, and 35% electric scooters. Dollar sales have been 35% kits, 30% electric bicycles, and 35% electric scooters.

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

     The Company as of March 31, 1999 had a $544,800 sales backlog. The company expects to fill these orders within the next 45 days.

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

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                    Three months ended March 31,
                                                      1999             1998
                                                   ----------    -------------

     Statements of Income Data:
         Net sales.............................      100.0%          100.0%
         Cost of sales.........................       65.0            58.5
         Gross profit (Loss)...................       35.0            41.5
         Operating  expenses...................       40.0            76.7
         Loss from operations..................       (5.0)          (35.2)
         Other  income (expense)...............       (6.3)            0.4
         Loss before income taxes..............      (11.3)          (34.8)
         Provision for income taxes............        0.0             0.0
         Net loss..............................      (11.3)          (34.8)

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

     Net sales for the quarter ended March 31, 1999, were $1,164,100 compared to $461,200 in the prior year, an increase of $702,900 or 152%. The increase in sales in 1999 over the same period in 1998 was primarily due to the sales of the ZAPPY(TM) scooter that accounted for $780,000 or 67% of total sales. The product was introduced to the market at the end of the first quarter of 1998 and totaled $9,600 in sales for that period.

     Gross profit. Gross profit decreased as a percentage of net sales to 35% from 42%. The total gross profit increased $216,400 or 113%. The increase in gross profit dollars can be attributed to gross profits generated from the sales of the ZAPPY(TM) scooter. The decrease in gross margin percentage can be attributed to volume discounts given to large retailers in the first quarter of 1999 that were not as prevalent in the first quarter of 1998.

     Selling expenses in the quarter ended March 31, 1999 were $200,100 as compared to $159,000 for the quarter ended March 31, 1998. This was an increase of $41,100 or 26% from 1998 to 1999. As a percentage of sales, selling expenses decreased from 34% of sales to 17% of sales. The increase in selling expenses can primarily be attributed to commissions paid for services tied directly to the sales of product to a large dealer.

     General and administrative expenses for the quarter ended March 31, 1999 were $218,200. This is an increase of $55,700 or 34% from 1998. As a percentage of sales, general and administrative expense decreased to 19% from 35% of net sales. Expense increases during the 1st quarter of 1999 as compared to the 1st quarter of 1998 resulted from increased personnel needs, updated computer resources, and $30,000 in legal costs relating to franchising opportunities and equity financing.

     Research and development increased $15,300 or 47% from the 1st quarter of 1998 as compared to the 1st quarter of 1999. As a percentage of net sales it decreased to 4% of sales in the 1st quarter of 1999 as compared to 7% of sales in the 1st quarter of 1998. Expense increases in the first quarter of 1999 as compared to the first quarter of 1998 were the result of increased personnel needs to assist in the development of new products.

     Other income (expense). Interest expense increased to $74,700 in the 1st quarter of 1999, an increase of $72,000 over the 1st quarter of 1998. This increase can be attributed to the amortization of the fair value of warrants issued to an investment banker for securing equity financing for the company and interest on the notes payable.


Liquidity and Capital Resources

     In the first quarter of 1999, net cash provided to the Company by operating activities was $78,000. In the first quarter of 1998, the Company used cash from operations of $398,400. Cash provided in the first quarter of 1999 was comprised of the net loss incurred for the quarter of $131,600, offset by net non-cash expenses of $344,500 and the net change in operating assets and liabilities resulting in a use of cash of $134,900. Cash used in operations in the first quarter of 1998 was comprised of the net loss incurred for the quarter of $160,400, offset by net non-cash expenses of $94,700, and the net change in operating assets and liabilities resulting in a further use of cash of $332,700.

     Investing activities used cash of $57,400 and $47,400 during the first quarters ended March 31, 1999 and 1998 respectively. The uses of cash were for the purchase of fixed assets and additional capitalized patent costs.

     Financing activities provided cash of $1,468,000 and $125,400 during the first quarters ended March 31, 1999 and 1998 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $1,955,300 and $126,400 for the first quarters ended March 31, 1999 and 1998 respectively, offset by principal payments on outstanding debt. In addition, the company purchased a new cargo van through a loan in the first quarter of 1999 that increased financing activities.

     At March 31, 1999 the Company had cash and cash equivalents of $1,963,900 as compared to $370,000 at March 31, 1998. At March 31, 1999, the Company had working capital of $2,252,800, as compared to working capital of $759,700 at March 31, 1998. The increases in both cash and cash equivalents and working capital in the first quarter of 1999 over the first quarter of 1998 are primarily due to the proceeds received from the Company's private placement offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company has established an accounts receivable facility that is guaranteed by the U.S. EximBank. The Company believes that the cash and cash equivalents on hand at March 31, 1999 will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

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


         ZAP POWER SYSTEMS
           (Registrant)


Date
         ------------------        ---------------------------------------------
                                      James McGreen - President and Director


Date
         ------------------        ---------------------------------------------
                                           Gary Starr - Managing Director