Form 10QSB
period 1999-06-30
ZAPWORLD COM
filed 1999-08-13
CIK 1024628

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

                          -----------------------------

                  For the quarterly period ended June 30, 1999

                                  ZAPWORLD.COM
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


                    Former Name, If Changed Since Last Report
                                ZAP Power Systems


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             4,344,211 shares of common stock as of August 8, 1999.

           Transitional Small Business Disclosure Format Yes[ ] No[x]

================================================================================

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAPWORLD.COM
         CONDENSED BALANCE SHEET

                                                                       June 30,
                                                                        1999
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                           $ 3,048,700
     Receivables                                                        458,000
     Inventories                                                      1,176,200
     Prepaid expenses and other assets                                  399,300
                                                                    -----------
         Total current assets                                         5,082,200
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  221,700
                                                                    -----------

OTHER ASSETS
      Intangibles, net of accumulated amortization
          of $12,900                                                    116,900
      Investment in EMB                                                  50,000
      Deposits                                                           14,400
                                                                    -----------
          Total other assets                                            181,300
                                                                    -----------

          Total assets                                              $ 5,485,200
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $   626,500
     Accrued liabilities and other expenses                             128,700
     Customer Deposits                                                   43,500
     Notes payable                                                        4,000
     Current maturities of long-term debt                                 6,200
     Current maturities of obligations under capital leases               6,500
                                                                    -----------
          Total current liabilities                                     815,400
                                                                    -----------

OTHER LIABILITIES
     Obligations under capital leases, less current maturities           12,700
     Long-Term Debt, less current maturities                             24,800
                                                                    -----------
                      Total other liabilities                            37,500
                                                                    -----------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 10,000,000 shares
             authorized, 4,318,191 shares issued and
             outstanding                                              8,046,000
     Accumulated deficit                                             (3,413,700)
                                                                    -----------
          Total stockholders' equity                                  4,632,300
                                                                    -----------

Total liabilities and stockholders' equity                          $ 5,485,200
                                                                    ===========


The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM
CONDENSED STATEMENTS OF OPERATIONS


                                                                Quarter ended June 30,                 Six Months ended June 30,
                                                             1999                 1998                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                $ 1,513,100              863,700          $ 2,677,200          $ 1,324,900

COST OF GOODS SOLD                                           843,100              636,800            1,599,200              906,400
                                                         -----------          -----------          -----------          -----------

GROSS PROFIT                                                 670,000              226,900            1,078,000              418,500
                                                         -----------          -----------          -----------          -----------

OPERATING EXPENSES
     Selling                                                 249,100              250,700              449,100              409,700
     General and administrative                              296,100              219,900              514,300              382,400
     Research and development                                 75,600               47,600              123,200               79,900
                                                         -----------          -----------          -----------          -----------
                                                             620,800              518,200            1,086,600              872,000
                                                         -----------          -----------          -----------          -----------

INCOME/(LOSS)
FROM OPERATIONS                                               49,200             (291,300)              (8,600)            (453,500)
                                                         -----------          -----------          -----------          -----------

OTHER INCOME (EXPENSE)
     Interest expense                                         (1,000)              (3,600)             (75,700)              (6,300)
     Other                                                    16,400               (4,100)              17,400                  400
                                                         -----------          -----------          -----------          -----------
                                                              15,400               (7,700)             (58,300)              (5,900)
                                                         -----------          -----------          -----------          -----------

NET INCOME/(LOSS)                                        $    64,600          $  (299,000)         $   (66,900)         $  (459,400)
                                                         ===========          ===========          ===========          ===========

NET INCOME/(LOSS)
PER COMMON SHARE,
BASIC AND DILUTED                                        $      0.02          $     (0.12)         $     (0.02)         $     (0.18)
                                                         ===========          ===========          ===========          ===========


WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING                                   3,754,900            2,592,900            3,294,000            2,571,800
                                                         ===========          ===========          ===========          ===========


The accompanying notes are an integral part of these financial statements


ZAPWORLD.COM
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         Six months ended June 30,
                                                                                                       1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                    $   (66,900)           $  (459,400)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                                                                49,700                 44,600
         Issuance of common stock for services rendered                                              746,200                 64,600
       Changes in:
         Receivables                                                                                (174,200)              (248,800)
         Inventories                                                                                (542,400)              (127,200)
         Prepaid expenses                                                                           (270,600)               (68,700)
         Deposits                                                                                     (2,500)               (92,300)
         Accounts payable                                                                            292,200                231,800
         Accrued liabilities and other expenses                                                      (20,500)               (70,200)
                                                                                                 -----------            -----------
              Net cash provided (used) by operating activities                                        11,000               (725,600)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                                                          (89,200)               (96,300)
     Investment in Electric Motorbike Inc.                                                           (50,000)                  --
                                                                                                 -----------            -----------
                         Net cash used by investing activities                                      (139,200)               (96,300)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes and loans payable                                                14,800                 18,700
     Sale of common stock, net of stock offering costs                                             3,567,300                411,300
     Principal repayments on long-term debt                                                             --                   (4,700)
     Increase in capital leases                                                                       12,100                   --
     Payments on obligations under capital leases                                                     (3,800)                (7,700)
     Principal repayments on note payable                                                           (888,800)               (13,200)
                                                                                                 -----------            -----------
              Net cash provided by financing activities                                            2,701,600                404,400
                                                                                                 -----------            -----------

NET INCREASE/(DECREASE) IN CASH                                                                    2,573,400               (417,500)

CASH, beginning of period                                                                            475,300                690,500
                                                                                                 -----------            -----------

CASH, end of period                                                                              $ 3,048,700            $   273,000
                                                                                                 ===========            ===========



The accompanying notes are an integral part of these financial statements

                                                                 4

ZAPWORLD.COM
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The financial statements presented herein as of June 30, 1999, and for the three months and six months ended June 30, 1999 and June 30, 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net income/(loss) per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                                June 30, 1999
                                                                -------------
Trade accounts receivable                                         $ 493,000
Less allowance for doubtful accounts                                (35,000)
                                                                  ---------
                                                                  $ 458,000
                                                                  =========

(3) - INVENTORIES

                                                                 June 30, 1999
                                                                 -------------
Raw materials                                                     $  833,500
Work-in-process                                                      179,100
Finished goods                                                       163,600
                                                                  ----------
                                                                  $1,176,200
                                                                  ==========

(4) - PROPERTY AND EQUIPMENT

                                                                  June 30, 1999
                                                                  -------------
Demonstration items                                               $  89,600
Machinery and equipment                                              97,600
Equipment under capital leases                                       45,900
Office furniture and fixtures                                        39,600
Computers                                                            75,100
Leasehold improvements                                               38,300
Vehicle                                                              77,800
                                                                  ---------
                                                                    463,900
Less accumulated depreciation and amortization                     (242,200)
                                                                  ---------
                                                                  $ 221,700
                                                                  =========

 (5) - COMMON STOCK

The Company's Common Stock is traded on the OTC Bulletin Board under the stock symbol "ZAPP". On June 25, 1999, ZAP completed a private placement of 571,429 shares of its common stock at a price of $3.50 per share and realized net proceeds of $1,754,000 that includes underwriting fees and expenses of $246,000. Additionally in the second quarter of 1999, the Company 1) issued 300 shares in payment for current services at a price of $6.00 per share, 2) issued 23,911 shares in payment for current services at a price of $3.02 per share, 3) realized $55,500 in proceeds from the exercise of stock options and issued 55,500 shares. Furthermore, the Company converted $240,800 of its remaining debt into equity and issued 142,198 common shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "ACT"). ZAPWORLD.COM (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Overview

         The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles, tricycles, scooters, and other electric transportation vehicles. Historically, unit sales have been approximately 35% kits, 15% electric bicycles, and 50% electric scooters. Dollar sales have been 20% kits, 20% electric bicycles, and 60% electric scooters.

         The Company manufactures several electric motor kits. The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30, 1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). On December 15, 1998, the Company was issued a United States Patent for its ZAPPY scooter (Patent #5,848,660). ZAP also holds several trademarks. The "ZAP" trademark was registered on September 28, 1993 under registration no. 1,794,866, the ELECTRICRUIZER mark was registered on April 2, 1999 under registration no. 2,248,753, and the POWERBIKE mark was registered on June 1, 1999 under registration no. 2,248,753. The electric motor kit manufacturing and installation of the motor systems to the bicycles and scooters is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has a contractual relationship with Smith & Wesson who provides the Company with Law Enforcement Bicycles. The Company has agreed to purchase at least 250 bikes from Smith & Wesson during 1999 in exchange for specific exclusive distribution and pricing rights. The Company has no other contractual agreements with any of its other vendors.

      The Company as of June 30, 1999 had a $1,130,000 sales backlog. The company expects to fill these orders within the next 60 days.

     The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas, as well as setting up company and franchise stores to assist in the retail arena. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product with the goal of being the low cost leader in the industry. The Company will continue to develop new products with the goal of offering the consumer the most complete line of electric vehicles available. Product improvements, strategic relations, the development of the ZAP Electric Vehicle Outlet network, and ZAP's Shopping Mall on the Internet are continuing to enlarge ZAP's presence and brand awareness in the electric vehicle industry.

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and
Notes) for the periods indicated:

                                                                          Quarter ended June 30,          Six months ended June 30,
                                                                          1999             1998            1999              1998
                                                                          -----            -----           -----             -----

Statements of Income Data:
    Net sales ...............................................             100.0%           100.0%          100.0%           100.0%
    Cost of sales ...........................................              55.7             73.7            59.7             68.4
    Gross profit (Loss) .....................................              44.3             26.3            40.3             31.6
    Operating  expenses .....................................              41.0             60.0            40.6             65.8
    Income (Loss) from operations ...........................               3.3            (33.7)           (0.3)           (34.2)
    Other  income (expense) .................................               1.0             (0.9)           (2.2)            (0.4)
    Income (Loss) before income taxes .......................               4.3            (34.6)           (2.5)           (34.6)
    Provision for income taxes ..............................               0.0              0.0             0.0              0.0
    Net Income (Loss) .......................................               4.3            (34.6)           (2.5)           (34.6)


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

     Net sales for the quarter ended June 30, 1999, were $1,513,100 compared to $863,700 in the prior year, an increase of $649,400 or 75%. The increase in sales in 1999 over the same period in 1998 was largely due to the sales of the ZAPPY scooter that accounted for $916,000 or 61% of total sales for the quarter. This was an increase of $613,300 in sales of the ZAPPY scooter over the second quarter of 1998. The sales of the ZAPPY scooter have increased as the product has become more widely recognized throughout the world.

     Gross profit increased as a percentage of net sales to 44% from 26%. The total gross profit increased $443,100 or 195%. The increase in gross margin dollars can be primarily attributed to margins generated from the sales of the ZAPPY scooter. The increase in gross margin percentage can be attributed to the substantial reduction in product costs that has mostly occurred because of the change to sourcing more materials with overseas vendors and a higher percentage of retail sales specifically coming from the Internet and Law Enforcement.

     Selling expenses in the second quarter ended June 30, 1999 were $249,100, flat compared to the $250,700 for the second quarter ended June 30, 1998. As a percentage of sales, selling expenses decreased from 29% of sales to 16% of sales.

     General and administrative expenses for the quarter ended June 30, 1999 were $296,100. This was an increase of $76,200 or 35% from 1998. As a percentage of sales, general and administrative expense decreased to 20% from 25% of net sales. Expense increases during the 2nd quarter of 1999 as compared to the 2nd quarter of 1998 resulted from increased personnel costs, added legal costs in setting up the Company's Franchise and Outlet stores, as well as increased credit card fees paid on larger sales.

     Research and development increased $28,000 or 59% from the 2nd quarter of 1998 as compared to the 2nd quarter of 1999. As a percentage of net sales it decreased to 5% of sales in the 2nd quarter of 1999 as compared to 6% of sales in the 2nd quarter of 1998. Research and development costs increased due to increased demands for the development of new products and additional research and analysis on new batteries, motors, and chargers.

      Other income (expense). Interest expense decreased in the second quarter of 1999 by $2,600 from the second quarter of 1998 as most of the outstanding notes payable were paid off in the first quarter or early second quarter. Other income increased by $20,500,of which, $13,500 was from interest earned on additional capital invested into the Company.

Six Months Ended June 30, 1999 Compared to Six Months Ending June 30, 1998

     Net sales for the six months ended June 30, 1999 were $2,677,200 compared with $1,324,900 in the six months ended June 30, 1998, an increase of $1,352,300 or 102%. The increase in sales is primarily attributable to sales of the ZAPPY scooter. The sales of ZAPPY scooters accounted for $1,696,100 of sales in the first six months of 1999 compared to $312,300 of sales in the first six months of 1998.

     Gross profit increased as a percentage of net sales, to 40% from 32%. The total gross profit increased $659,500 or 158%. The increase in gross margin dollars can be primarily attributed to gross margins realized on the sales of the ZAPPY scooters and from greater retail sales generated from the Internet. The increase in gross margin percentage can be attributed to reduced material costs on preexisting products in the current six months as compared to the six months ended June 30, 1998.

     Selling expenses for the six months ended June 30, 1999 were $449,100 as compared to $409,700 for the six months ended June 30, 1998. This was an increase of $39,400 or 10% from 1998 to 1999. As a percentage of sales, selling expenses decreased from 31% of sales to 17% of sales. The increase in dollars resulted from commissions paid to independent sales representatives selling products to specifically contracted areas throughout the country, and increases in sales personnel.

     General and administrative expenses for the six months ended June 30, 1999 were $514,300. This is an increase of $131,900 or 34% from 1998. As a percentage of sales, general and administrative expense decreased to 19% from 29% of net sales. Expense increases during the first six months of 1999 as compared to the first six months of 1998 occurred due to increased personnel needs to handle additional administrative tasks, and upgrades and repairs to outdated computer equipment.

     Research and development increased $43,300 or 54% for the first six months of 1999 as compared to the first six months of 1998. As a percentage of net sales, research and development decreased to 5% of sales in the first six months of 1999 as compared to 6% of sales in the first six months of 1998. Increased personnel costs incurred to help develop new products led to higher costs in the second quarter of 1999.

     Other income (expense). Interest expense decreased in the first six months of 1999 by $69,400 from the first six months of 1998. Most of the outstanding notes payable from 1998 were paid off during the first and early second quarters of 1999, resulting in the decrease. Interest income increased by $17,000 from the first six months of 1998 to the first six months of 1999 as a result of interest earned on additional capital invested in the company.

Liquidity and Capital Resources

     The Company had cash provided from operations of $11,000 during the six months ended June 30, 1999 as compared to cash used from operations of $725,600 for the first six months of 1998. Cash provided from operations in the first six months of 1999 was the result of the net loss incurred for the period of $66,900, offset by net non-cash expenses of $795,900, and the net change in operating assets and liabilities resulting in a further use of cash of $718,000. Cash used in operations for the first six months of 1998 was the result of the net loss incurred for the first six months of $459,400, offset by net non-cash expenses of $109,200, and the net change in operating assets and liabilities resulting in further use of cash of $375,400.

     Investing activities used cash of $139,200 and $96,300 during the first six months ended June 30, 1999 and 1998 respectively. The uses of cash were for the purchase of fixed assets and the Company's investment in Electric Motorbike Inc. for certain technology and option rights.

     Financing activities provided cash of $3,022,700 and $404,400 during the first six months ended June 30, 1999 and 1998 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $3,888,400 and $411,300 for the first six months ended June 30, 1999 and 1998 respectively, offset by principal payments on outstanding debt.

     At June 30, 1999, the Company had cash and cash equivalents of $3,048,700 as compared to $273,000 at June 30, 1998. At June 30, 1999, the Company had working capital of $4,266,800 as compared to working capital of $693,600 at June 30, 1998. The increase in both cash and cash equivalents and working capital in the first six months of 1999 over the first six months of 1998 are primarily due to the proceeds received from the Company's private placement offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company has established an accounts receivable facility that is guaranteed by the U.S. Exim Bank. The Company believes that the cash and cash equivalents on hand at June 30, 1999, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

     The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, increasing distribution channels, establishing company owned and franchised ZAP stores, introducing new products, improving existing product lines and developing of strong corporate infrastructure.

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

     Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and has taken the appropriate steps that they believe address the concerns of the Year 2000 Problem. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.


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

Item 1.  Legal Proceedings

         In July 1999, a dismissal order was issued in the patent infringement suit between ZAP and Omni Instruments, under the leadership of an individual named Joseph Stevenson. In consideration of the dismissal, ZAP was required to pay to Omni an immaterial amount of cash and stock. In consideration for the amount paid, Omni stipulated to stop making, advertising, and/or selling the EROS electric system for bicycles sixty
      (60) days after entry of the order approving the stipulation. Omni agrees to sell only the products in its inventory, not to exceed a maximum of 80 EROS systems.

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


          ZAPWORLD.COM
-------------------------------------------
          (Registrant)


Date
     ------------------      ---------------------------------------------------
                                    James McGreen - President and Director


Date
     ------------------      ---------------------------------------------------
                                   Gary Starr - Managing Director and Chief
                                   Financial Officer