Form 10QSB
period 1999-09-30
ZAPWORLD COM
filed 1999-11-22
CIK 1024628

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                For the quarterly period ended September 30, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            4,608,870 shares of common stock as of November 19, 1999.

           Transitional Small Business Disclosure Format Yes[ ] No[x]

--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZAPWORLD.COM AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                   September 30,
                                                                       1999
--------------------------------------------------------------------------------
                                   ASSETS
CURRENT ASSETS
   Cash                                                             $ 2,341,200
   Receivables                                                          772,800
   Inventories                                                        1,286,400
   Prepaid expenses and other assets                                    442,800
                                                                    -----------
             Total current assets                                     4,843,200
                                                                    -----------

PROPERTY AND EQUIPMENT                                                  265,100
                                                                    -----------

OTHER ASSETS
    Intangibles, net of accumulated amortization
        of $16,600                                                      134,500
   Investment in Technology Companies                                   127,000
   Advance to ASCR                                                       99,000
   Deposits                                                             100,100
                                                                    -----------
              Total other assets                                        460,600
                                                                    -----------

              Total assets                                          $ 5,568,900
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   408,500
   Accrued liabilities and other expenses                               415,200
   Customer Deposits                                                     38,700
   Notes payable                                                          4,000
   Current maturities of long-term debt                                   3,700
   Current maturities of obligations under capital leases                 2,900
                                                                    -----------
               Total current liabilities                                873,000
                                                                    -----------

OTHER LIABILITIES
   Obligations under capital leases, less current maturities             22,100
   Long-Term Debt, less current maturities                               39,500
                                                                    -----------
               Total other liabilities                                   61,600
                                                                    -----------

STOCKHOLDERS' EQUITY
   Common stock, no par value; 10,000,000 shares
      authorized, 4,593,532 shares issued and outstanding             8,372,000
   Accumulated deficit                                               (3,737,700)
                                                                    -----------
               Total stockholders' equity                             4,634,300
                                                                    -----------

Total liabilities and stockholders' equity                          $ 5,568,900
                                                                    -----------

The accompanying notes are an integral part of this financial statement


ZAPWORLD.COM AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                  Quarter ended September 30,  Nine Months ended September 30,
                                     1999           1998           1999           1998
------------------------------------------------------------------------------------------
NET SALES                         $ 1,767,000    $ 1,229,700    $ 4,444,200    $ 2,554,600

COST & EXPENSES
     Cost of Goods Sold             1,379,200        778,500      2,978,400      1,684,900
     Selling                          280,400        255,700        729,500        665,400
     General and administrative       363,500        225,600        877,800        608,000
     Research and development          81,600         51,500        204,800        131,400
                                  -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                 (337,700)       (81,600)      (346,300)      (535,100)
                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                  (1,700)        (4,500)       (77,400)       (10,800)
     Interest Income                   17,700          1,000         41,400          5,700
     Other                             (1,500)        (6,000)        (8,600)       (10,300)
                                  -----------    -----------    -----------    -----------
                                       14,500         (9,500)       (44,600)       (15,400)
                                  -----------    -----------    -----------    -----------

NET LOSS                          $  (323,200)   $   (91,100)   $  (390,900)   $  (550,500)
                                  ===========    ===========    ===========    ===========

NET LOSS
PER COMMON SHARE,
BASIC AND DILUTED                 $     (0.07)   $     (0.03)   $     (0.11)   $     (0.21)
                                  ===========    ===========    ===========    ===========


WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING            4,416,249      2,633,500      3,668,118      2,592,400
                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                Nine months ended September 30,
                                                                     1999          1998
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $  (390,900)   $  (550,500)
     Adjustments to reconcile net loss to net cash
       used by operating activities
         Depreciation and amortization                                78,700         58,200
         Issuance of common stock for services rendered              805,100          3,000
       Changes in:
         Receivables                                                (489,300)      (346,000)
         Inventories                                                (652,700)      (339,900)
         Prepaid expenses                                           (314,200)       (40,400)
         Deposits                                                    (88,200)       (67,300)
         Other Assets                                                (58,400)       (27,100)
         Accounts payable                                             74,200        245,700
         Accrued liabilities and other expenses                      303,100        (35,200)
                                                                 -----------    -----------

                      Net cash used in operating activities         (732,600)    (1,099,500)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                         (158,000)       (80,100)
     Investment in Technology Companies                             (127,000)          --
     Advance to ASCR                                                 (19,000)          --
                                                                 -----------    -----------
                         Net cash used in investing activities      (304,000)       (80,100)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes & loans payable                  27,000           --
     Increase in loans payable                                          --          517,500
     Increase in capital leases payable                               21,500           --
     Sale of common stock, net of stock offering costs             3,750,200        558,000
     Principal repayments on long-term debt                             --           (4,700)
     Payments on obligations under capital leases                     (7,400)       (11,800)
     Principal repayments on note payable                           (888,800)       (13,500)
                                                                 -----------    -----------
              Net cash provided by financing activities            2,902,500      1,045,500
                                                                 -----------    -----------

NET INCREASE/(DECREASE) IN CASH                                    1,865,900       (134,100)

CASH, beginning of period                                            475,300        690,500
                                                                 -----------    -----------

CASH, end of period                                              $ 2,341,200    $   556,400
                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                        Nine months ended September 30,
                                                                              1999               1998
-------------------------------------------------------------------------------------------------------
Supplemental cash flow information:

Non-cash investing and financial activities:
  Conversion of notes payable and accrued interest into common stock        $504,100              --
  Stock issued for current and future services                               301,000              --
  Stock issued for Advance to ASCR                                            80,000              --
  Stock Issued as investment in Big Boy Bicycles                               5,000



The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and prior disclosures of 10-QSB's and 8-K's.

The condensed consolidated financial statements presented herein as of September 30, 1999, and for the three months and nine months ended September 30, 1999 and September 30, 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

In July, 1999, the Company incorporated two new legal entities, ZAPWORLD Stores, Inc. and ZAPWORLD Outlets, Inc., which operate as wholly owned subsidiaries of the Company.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) -  RECEIVABLES

                                                              September 30, 1999
                                                              ------------------
Trade accounts receivable                                        $   807,800
Less allowance for doubtful accounts                                 (35,000)
                                                                 ------------

                                                                 $   772,800
                                                                 ------------

(3) - INVENTORIES

                                                              September 30, 1999
                                                              ------------------
Raw materials                                                    $   872,000
Work-in-process                                                      197,800
Finished goods                                                       216,600
                                                                 ------------

                                                                 $ 1,286,400
                                                                 ------------

(4) - PROPERTY AND EQUIPMENT

                                                              September 30, 1999
                                                              ------------------
Demonstration items                                              $    89,600
Machinery and equipment                                              113,700
Equipment under capital leases                                        45,900
Office furniture and fixtures                                         44,000
Computers                                                             79,900
Leasehold improvements                                                62,000
Vehicles                                                              97,700
                                                                 -------------
                                                                     532,800
Less accumulated depreciation and amortization                      (267,700)
                                                                 -------------
                                                                 $   265,100
                                                                 -------------

(5) - COMMON STOCK

The Company's Common Stock is traded on the OTC Bulletin Board under the stock symbol "ZAPP". On July 30, 1999, ZAP completed a private placement of 4,000 shares of its common stock for the purpose of investing in a PowerSki test marketing project and prototyping a utilitarian electric cart/electric wheelbarrow type vehicle. Additionally, a private placement of 21,001 shares of the Company's common stock was completed for the purchase of the assets of American Scooter and Cycle Rentals and 1,000 shares of the Company's common stock to complete the purchase of the assets of Big Boy Bicycles. Furthermore in the third quarter of 1999, the Company 1) issued 1,840 shares in payment for current services, and 2) realized $161,100 in proceeds from the exercise of employee stock options and issued 247,500 common shares.

(6) - 1999 STOCK OPTION PLAN

In 1999, the Company created a new Employee and Consultant Stock Option Plan of 500,000 shares. As of the end of the third quarter 1999, no shares had been issued under this plan.


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


         On July 19, 1999, the Company created two subsidiaries, ZAPWORLD Stores, Inc. and ZAPWORLD Outlets, Inc. ZAPWORLD Stores, Inc. was set up to record the activity for acquired stores while ZAPWORLD Outlets was set up to record the activity for future franchise stores. Both subsidiaries are wholly owned by ZAPWORLD.COM.

         At the Board of Directors meeting dated September 9, 1999, the Board of Directors selected Gary Starr to be the Chief Executive Officer of the Company.

         On July 12, 1999, the Company entered into an agreement to acquire American Scooter and Rentals, Inc located in San Francisco, CA. The purchase price for the business and lease/purchase of the equipment consists of 21,001 shares of the Company's Common Stock and $70,000 in cash. The 21,001 shares were issued prior to September 30,1999 and have been recorded as an advance. The purchase was completed on November 05, 1999. The Company has consolidated all revenues and expenses incurred by the business since the acquisition date and has included the cash, inventory, and fixed assets acquired since the agreement in its consolidated balance sheet.

         On September 17, 1999, the Company entered into an agreement to purchase the business and all the assets and liabilities of Big Boy Bicycles in Key West, FL. The purchase price for the business and all its assets consisted of 1,000 shares of the Company's Common stock and $15,165 in cash. The Company also assumed approximately $67,636 of Big Boy Bicycles debt obligations as of the closing date, November 12, 1999.

     The Company as of September 30, 1999 had a $450,000 sales backlog.

     The Company's growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through retail organizations and wholesale distributors both domestically and overseas, by setting up and acquiring additional outlet stores under its subsidiary corporation as well as franchise stores to assist in the retail arena. The
Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the product with the goal of being the low cost leader in the industry. The Company will continue to develop new products with the goal of offering the consumer the most complete line of electric vehicles available. Product improvements, strategic relations, the development of the ZAP Electric Vehicle Outlet network, and ZAP's Shopping Mall on the Internet are continuing to enlarge ZAP's presence and brand awareness in the electric vehicle industry.


Results of Operations

         The following table sets forth,  as a percentage of net sales,  certain items  included  in the  Company's  Income  Statements  (see  interim  condensed consolidated Financial Statements and Notes) for the periods indicated:
                                                            Quarter ended September 30,  Nine months ended September 30,
                                                                1999            1998         1999          1998
                                                                -----           -----        -----        -----
     Statements of Income Data:
         Net sales........................................      100.0%          100.0%       100.0%       100.0%
         Cost of sales....................................       78.0            63.3         67.0         66.0
         Gross profit.....................................       22.0            36.7         33.0         34.0
         Operating  expenses..............................       41.1            43.3         40.8         55.0
         Gain/(Loss) from operations......................      (19.1)           (6.6)         7.8        (20.9)
         Other  income (expense)..........................        0.8            (0.8)        (1.0)        (0.6)
         Loss before income taxes.........................      (18.3)           (7.4)        (8.8)       (21.5)
         Provision for income taxes.......................        0.0             0.0          0.0          0.0
         Net loss.........................................      (18.3)           (7.4)        (8.8)       (21.5)

     Net sales for the quarter ended September 30, 1999, were $1,767,000 compared to $1,229,700 in the prior year, an increase of $537,300 or 44%. The increase in sales in 1999 over the same period in 1998 was due to the sales of the ZAPPY scooter that accounted for $1,151,200 or 65% of total sales and sales recognized from the newly acquired outlet stores that accounted for $169,300 of sales. During the third quarter of 1999, $470,000 in sales representing 27% of total net sales were with one customer.

     Gross profit decreased as a percentage of net sales to 22% from 37%. The total gross profit decreased $63,400 or 14%. The decrease in profit dollars and percentage is largely due to a one-time sale to a large distributor at a significant discount in the third quarter of 1999. Additional costs were incurred in moving and scaling up operations.

     Selling expenses in the quarter ended September 30, 1999 were $280,400 as compared to $255,600 for the quarter ended September 30, 1998. This was an increase of $24,800 or 10% from 1998 to 1999. As a percentage of sales, selling expenses decreased from 21% of sales to 16% of sales. The increase in selling expenses is consistent with the Company's plan to increase sales volume.

     General and administrative expenses for the quarter ended September 30, 1999 were $363,500. This was an increase of 137,900 or 61% from 1998. As a percentage of sales, general and administrative expense increased to 21% from 18% of net sales. Expense increases during the 3rd quarter of 1999 as compared to the 3rd quarter of 1998 resulted from increased personnel costs of $117,200 due to the needs of the new outlet stores and increased requirements for the parent company.

     Research and development increased $30,100 or 58% from the 3rd quarter of 1998 as compared to the 3rd quarter of 1999. As a percentage of net sales it increased to 5% of sales in the 3rd quarter of 1999 as compared to 4% of sales in the 3rd quarter of 1998. New product development and improvements to existing products resulted in the increase of dollars.


Nine Months Ended September 30, 1999 Compared to Nine Months Ending September 30, 1998

     Net sales for the nine months ended September 30, 1999 were $4,444,200 compared with $2,554,600 in the nine months ended September 30, 1998, an increase of $1,889,600 or 74%. The increase in sales is attributed to sales of the new ZAPPY scooter and a greater acceptance of the Company's products in the marketplace. ZAPPY scooters accounted for $2,847,000 or 64% of sales in the first nine months of 1999. During the nine months of 1999, $471,700 in sales representing 11% of total sales were with one customer.

     Gross profit decreased as a percentage of net sales, to 33% from 34%. The total gross profit increased $596,100 or 69%. The increase in gross margin dollars can be attributed to the gross margins realized on the sales of the new ZAPPY scooters.

     Selling expenses for the nine months ended September 30, 1999 were $729,500 as compared to $665,400 for the nine months ended September 30, 1998. This was an increase of $64,100 or 10% from 1998 to 1999. As a percentage of sales, selling expenses decreased from 26% of sales to 16% of sales. The increase in selling expenses is consistent with the Company's plan to increase sales volume.

     General and administrative expenses for the nine months ended September 30, 1999 were $877,800. This is an increase of $269,800 or 44% from 1998. As a percentage of sales, general and administrative expense decreased to 20% from 24% of net sales. Expense increases during the first nine months of 1999 as compared to the first nine months of 1998 occurred due to the need for managerial infrastructure related to acquisition activities.

     Research and development increased $73,400 or 56% from the first nine months of 1998 as compared to the first nine months of 1999. As a percentage of net sales, research and development remained flat at 5% of sales for the first nine months of 1999 as compared to the first nine months of 1998. New product development and improvements to existing products resulted in the increase of dollars.

Liquidity and Capital Resources

     The Company used cash from operations of $732,600 and $1,099,500 during the nine months ended September 30, 1999 and 1998 respectively. Cash used in operations in the first nine months of 1999 was the result of the net loss incurred for the period of $390,900, offset by net non-cash expenses of $883,800, and the net change in operating assets and liabilities resulting in a further use of cash of $1,225,500. Cash used in operations for the first nine months of 1998 was the result of the net loss incurred for the first nine months of $550,500, offset by net non cash expenses of $61,200, and the net change in operating assets and liabilities resulting in further use of cash of $610,200.

     Investing activities used cash of $304,000 and $80,100 during the first nine months ended September 30, 1999 and 1998 respectively. The uses of cash were for the purchase of fixed assets, defense of the company's patents and the Company's investments in technology companies.

     Financing activities provided cash of $2,902,500 and $1,045,500 during the first nine months ended September 30, 1999 and 1998 respectively. In 1999, the cash provided by financing activities included the proceeds from loans payable of $27,000, increases in leases payable of $21,500, the sales of common stock (net of offering costs) totaling $3,750,200 offset by principal payments on outstanding debt. In 1998, the cash provided by financing activities included an increase in loans payable of $517,500 and the sales of common stock, $558,000 offset by principal payments on outstanding debt.

     At September 30, 1999, the Company had cash and cash equivalents of $2,341,200 as compared to $556,400 at September 30, 1998. At September 30, 1999, the Company had working capital of $3,970,200 as compared to working capital of $708,300 at September 30, 1998. The increase in both cash and working capital in the first nine months of 1999 over the first nine months of 1998 are primarily due to the net proceeds received from the Company's private placement offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company has established an accounts receivable facility that is guaranteed by the U.S. Exim Bank. The Company believes that the cash on hand at September 30, 1999, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

         The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, increasing distribution channels, strengthening company owned and establishing franchised ZAP stores, introducing new products, improving existing product lines and developing of strong corporate infrastructure

Year 2000 Readiness

         State of Readiness. During the past three fiscal years, the Company has been actively involved in finding and correcting the Year 2000 problems within its information technology structure. The information system correction process is essentially complete. The Company maintains its critical information technology systems in close cooperation with its suppliers. The Company is not currently operating any legacy systems that are no longer being supported by the original supplier.

         Costs. The Company has had only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. In addition, software replacements and upgrades in the ordinary course of business have enhanced the Company's Year 2000 readiness without incremental costs. The Company is in the final stages of its projects and does not anticipate that future Year 2000 costs related to information technology operations will be significantly beyond the scope of normal operations.

         Risks. In the early weeks of 2000, the Company may experience some random supply chain disruptions that may affect its ability to produce and distribute key products. These disruptions will be material if the United States experiences significant interruptions in basic services, such as the electric power grid, natural gas, telephone service or the banking systems.

         Completion. Based on management's assessment of current progress, the Company believes it will complete the limited amount of Year 2000 modifications and contingency plans that remain before the end of 1999. The Company is in close contact with its key hardware and software suppliers, and will implement any future updates shortly after they are released. The Company can give no assurance that the Company's Year 2000 preparations will prevent disruptions in its business resulting from Year 2000 problems of the Company, its suppliers or its customers, or that costs to the Company of its preparations or any disruptions will not be material.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      On May 16, 1999 a Board Meeting resolved to authorize a new employee incentive and consultant plan of 500,000 shares. This action was brought before the annual meeting on May 16, 1999. It was voted on and adopted by the shareholders.

Item 6.   Exhibits and Reports on Form 8-K

      On July 12, 1999, a Form 8-K was filed amending the name of the Corporation to be ZAPWORLD.COM.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           ZAPWORLD.COM
----------------------------------
           (Registrant)


Date
     -----------------                 ----------------------------------------
                                               Gary Starr - CEO & CFO