Form 10KSB
period 1999-12-31
ZAPWORLD COM
filed 2000-04-14
CIK 1024628

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          -----------------------------

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes XNo

State issuer's revenues for its most recent fiscal year:    $6,437,200

The aggregate market value of the Company's voting common stock held by non-affiliates as of March 27, 2000, based on the average Bid and Ask price on that date was $49,126,100.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,204,034 shares of common stock as of March 27, 2000.

--------------------------------------------------------------------------------

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


     Item 7. Consolidated Financial Statements and Supplementary Data

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

     Item 10. Executive Compensation

     Item 11. Security Ownership and Certain Beneficial Owners and Management


     Item 12. Certain Relationships and Related Transactions

     Item 13. Exhibits and Reports on Form 8-K


     Item 14. Additional Exhibits

     Item 15. Signatures

                                     Part I


Item 1.           Description of Business

The information on Form 10-KSB contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements."

A.       Business Development

ZAPWORLD.COM (the "Company" or "ZAP") was incorporated under the laws of the State of California, on September 23, 1994, under its original name, "ZAP Power Systems". The name of the Company was changed on May 16, 1999 to reflect the company's growth and entry into larger markets. The Company has grown from a single product line to a full line of electric vehicle products. At its Sebastopol facilities, the Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, electric motorcycles and other personal electric transportation vehicles.

The Company was established to develop low cost electric vehicles to provide alternative modes of transportation as a means of providing relief from the emissions associated with gas powered vehicles and to become a leader in the emerging light electric vehicle industry. The Company's objective is to leverage its proprietary technology and name recognition to serve a number of high potential markets in the electric bicycle, electric scooter, and other light electric vehicle transportation industries. Since the Company's management believed that the primary barrier to widespread use of electric vehicles was their high cost, the Company's activity and revenue was initially derived from development contracts from domestic government agencies and a foreign private entity. These contracts were set up to develop low cost Zero Air Pollution (or
ZAP) type electric vehicles. The Company continues to focus its research efforts on making electric vehicles cost effective, while developing an international distribution network for personal vehicle products.

The Company is developing proprietary technologies that are important elements of the ZAP brand of personal electric vehicles. Each of these components will be marketed under the ZAP brand name. In addition to new electric vehicles, ZAP is currently focusing its development efforts on a new generation of microprocessor drive controllers.

B.       Business of Issuer

The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems that have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 1999, the Company continued to enhance and broaden its electric vehicle product line.

The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. The Company also installs the motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, the Company produces the electric scooter, known as the ZAPPY(TM), which is manufactured by the Company, using parts manufactured by various subcontractors. The Company is the U.S. distributor of the Electricycle(TM) scooter that is imported from Taiwan. Additionally, the Company is a distributor of an electric motorcycle known as the Lectra(TM) and an electric neighborhood vehicle, known as the GEM(TM).

The Company manufactures several electric motor vehicle kits. The electric motor kit manufacturing and installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is primarily using one company for its motors, Revco Molded Plastics Company, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has developed long-term purchase arrangements with its key vendors. The Company has a contractual relationship with Smith & Wesson who provides the Company with law enforcement bicycles. The Company has agreed to purchase at least 200 bikes from Smith & Wesson in exchange for specific exclusive distribution and pricing rights. Smith & Wesson has agreed to purchase at least 100 power kits from the Company in exchange for specific exclusive distribution and pricing rights.

The Company has been granted exclusive market rights in selective electric vehicle markets from Evercel Corporation in exchange for specifying the Evercel(TM) battery in a specific electric vehicle made by the Company. The Company has no other contractual agreements with any of its other vendors.

Environmental Initiatives and Legislation

Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets mandates for the introduction of electric vehicles. In 2003 the State of California will require that 4% of the cars offered for sale are electric. However, there is strong political opposition to this mandate. Other states, such as the State of Arizona, currently offer tax credits for electric vehicles. Foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As ZAP commercializes new transportation technology, it has been required to expend Company's resources in educating legislators of the benefits of these vehicles. On January 1, 2000, a new law that was sponsored by ZAP and creates guidelines for the legalized use of light electric scooters such as the ZAPPY(TM) went into effect in the State of California. Although many government agencies are concerned about rising global air pollution, it is expected that the Company will need to continue to expend considerable resources in the future in the governmental process, and there cannot be assurance that the current favorable governmental climate for these zero emission vehicles will remain in the future.

Research and Product Development

The nature of the Company's business has required and will continue to require expenditures for research and product development. The development and introduction of new products are essential to establishing and maintaining competitive advantage. The Company is developing a new generation of micro-processor drive controllers.

Company funded research and development expense charged to operations in fiscal years 1999 and 1998 was $364,600 and $202,600 respectively.

Sources and Availability of Raw Materials

Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on the Company's manufacturing operations.

Licenses, Patents and Trademarks

The Company has a number of patents and trademarks covering its electric vehicles. The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30,1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). On December 15, 1998, the Company was issued a third United States Patent for its ZAPPY scooter (Patent #5,848,660). ZAP also holds several trademarks: the trademark ZAP(R) was assigned to the Company on September 23, 1994, under registration no. 1,794,866; the ELECTRICRUIZER(R) mark was registered on April 2, 1999 under registration no. 2,248,753; and, the POWERBIKE(R) mark was registered on June 1, 1999 under registration no. 2,248,753. The Company also acquired various pending patent applications and trademark rights from emPower when they acquired this company on December 30, 1999. The company acquired all of the assets of EVSI, including the trademark PowerSki(R), trademark registration no. 2,224,640 and two U.S. Patents, (Patent #5,735,361) and (Patent #5,913,373). This transaction was finalized on February 29, 2000. Marketing strategies for PowerSki will begin in the year 2000. The trademark ZAPPY(R) was registered on March 21, 2000, and the trademark ZAP Elecrtric Vehicle Outlet(R) was registered on March 28, 2000. Other patents and trademarks are pending.

The Company has an  exclusive  licensing  agreement  with Lucas Films  Licensing
Division  for  the  use  of  the  trade  name   STARWARSTM  and  STAPTM  in  the
classification of electric scooters.

Backlog

The Company has a $787,700 backlog of orders for electric vehicles as of March 27, 2000. The Company expects to fill its entire current backlog within the current fiscal year.

Competitive Conditions

The competition to develop and market electric vehicles has increased during the last year and is expected to continue to increase. The electric bicycle industry has four (4) major manufacturers and a large group of small manufacturers. The major manufacturers are Honda, Suzuki, Sanyo and Yamaha. They mainly sell products to Japan and Europe. The other group of manufacturers is much smaller in size and sales volume. These manufacturers have products that sell into the U.S., European, and Asian markets. There are also other manufactures both large and small, of other personal electric vehicles. The principal competitive advantages of the Company are its ownership of fundamental technology, its ability to be a low cost manufacturer through domestic and international connections, and its distribution network. The Company also currently benefits from its high name recognition in the electric vehicle industry coupled with a rapidly developing business on its Internet website ZAPWORLD.COM. The Company offers one of the broadest lines of personal electric vehicles currently available. According to published reports, the Company believes it currently holds the leading electric bicycle and scooter market position in the United States.

Employees

As of March 27, 2000, the Company had a total of 78 employees (14 are ZAPWORLD Stores, Inc. employees). This is an increase of 33 employees from 1998. The Company considers its relationship with its employees to be excellent.

Item 2. Description of Property. A summary of the principal facilities of the Company follows:

Location                Use                                Number of Square Feet
--------                ---                                ---------------------
117 Morris Street       Office and Motor Assembly                6,500
111 Morris Street       Machine Shop                             3,000
7190 Keating            Production                              10,000
6780 Depot              Office, Production, and R & D            5,000
6784 Depot              Engineering                              4,200
2715 Hyde Street        Retail/Rental Store                      8,000

All of the above buildings, except Hyde Street in San Francisco, are located in Sebastopol, California. The Company leases all of its manufacturing research and office facilities. All of the leases are term leases, none include options to purchase. The Company's property consists primarily of manufacturing equipment and office computer systems. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlords. The Company owns the basic tools, machinery and equipment necessary for the conduct of its production, research and development, and vehicle prototyping activities. Management believes that the above facilities are generally adequate for present operations.

Item 3.  Legal Proceedings

There are no legal proceedings to which the Company is a party which management believes to be material.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were pending a vote by the security holders at 1999 year-end.


                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company was one of the early pioneers of direct public offerings, by offering stock directly to the public in 1996, and 1998. The National Association of Security Dealers (NASD) cleared ZAP's common stock for quotation on the OTC Bulletin Board on February 10, 1998 and on March 11, 1998, the Company's Common Stock commenced trading on the OTC Bulletin Board under the stock symbol "ZAPP". During 1998, the Company sold 78,247 shares directly to the public and received $472,482 in proceeds. The second public stock offering was closed in January, 1999. Additionally in 1998, the Company 1) realized $15,000 in proceeds from the exercise of stock options and issued 15,000 shares, 2) converted $14,317 in notes payable and accrued interest into 2,727 shares ($5.25 per share) and, 3) issued 25,136 shares in payment for current and future services at an average price per share of $5.98.

In 1999 the Company sold 29,833 shares and realized gross proceeds of $177,900. The Company also achieved private placements of 746,119 shares with net proceeds of $1,720,600 in 1999 (on which expenses of $613,500 were incurred). The company issued 279,600 shares at a value of $2,264,100 on new and pending acquisitions of companies and technologies. The Company exchanged 27,479 shares valued at $140,900 in payment of current and future services. A total of $5,600 was realized on the sale of stock to employees through a stock purchase plan. The exercise of 559,086 employee stock options raised $423,400 in capital. A total of 165,111 shares were issued to convert $664,700 of debt to equity. A total of 1,785 shares were repurchased at a value of $10,700. In settlement of litigation, 8,666 shares were issued with a value of $50,000. Additionally, the fair value of $136,700, associated with the issuance of stock options and warrants, was added to stockholders' equity.

The Board of Directors created the 1999 employee stock option pool of 500,000 shares and expanded it to 1,500,000 shares at year-end. Additionally the board authorized the issuance of 10,000,000 shares of Common Stock (making a total of 20,000,000 shares) and authorized 10,000,000 shares of "indeterminate" Preferred Stock.

The Company's Common Stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers (NASD) "Bulletin Board" under the symbol "ZAPP." As of March 27, 2000, there were approximately 1,898 holders of record of Common Stock.

The following table sets forth the high and low prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdowns, or commission, and may not necessarily represent actual transactions:


                                    2000                      1999                   1998
                                High     Low            High         Low         High      Low
                                ----     ---            ----         ---         ----      ---
                             (through
                            3/27/2000)
                                 $          $             $            $          $           $
First Quarter ...........         13.75      7.50        4.375       3.0625      6.00       4.50
Second Quarter ..........       --        --             8.75        4.25        6.50       4.50
Third Quarter ...........       --        --             6.875       5.00        5.0625     2.00
Fourth Quarter ..........       --        --            18.25        5.00        4.3125     2.875

Dividend Policy

The Company has paid no cash dividends in the past and no cash dividends are anticipated in the foreseeable future.

Related Parties

William Evers is a member of the Board of ZAP. His firm Evers & Hendrickson provided legal services for the Company during 1999, which received $299,000 in compensation for these services. Additionally, Mr. Evers was granted stock options to acquire 75,000 shares ranging in price from $3.02 to $6.50 per share.

Item 6. Management's Discussion and Analysis of Plan of Financial Condition and Results of Operations.

Overview

Forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the company's products, increased levels of competition for the products and technological changes, the company's dependence upon third party suppliers, intellectual property rights, and other risks detailed from time to time in the company's periodic reports filed with the Securities and Exchange Commission.

The Company designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, electric motorcycles, and other electric transportation vehicles.

The Company sells its electric vehicles through the Internet. The Company also sells its electric vehicles to retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships, motorsport dealers, its franchisees and mail order catalogs. The Company sells to mail order catalogs and selected customers on various credit terms. Occasionally accounts are factored with a local bank. Many of the smaller dealerships are sold on a cash on delivery basis. The Internet and retail sales are primarily paid for with a credit card or personal check before shipment of the product.

On July 19, 1999, the Company created two subsidiaries, ZAPWORLD Stores, Inc. and ZAPWORLD Outlets, Inc. ZAPWORLD Stores, Inc. was established to record the activity for acquired stores and ZAPWORLD Outlets was established to record the activity for future franchise stores. Both subsidiaries are wholly owned by ZAPWORLD.COM.

The Company's growth strategy is to increase net sales by increasing distribution channels through its website at ZAPWORLD.COM, retail organizations and wholesale distributors, both domestically and overseas, as well as setting up Company outlet and franchise stores to assist in the retail sales arena. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the products so that it is the low cost leader in the industry. Product improvements, new product introductions, and the expansion of the ZAP electric outlet franchise network will continue to enlarge ZAP's presence in the electric vehicle industry.

In order to access new markets in 1999, ZAPWORLD Stores, Inc. acquired the following rental/retail operations:

     1.  Big Boy Bikes, a bicycle rental business in Key West, Florida.
     2.  American   Scooter  and  Rental,  a  bicycle  rental  business  in  San
         Francisco, California.

Operating under the name ZAPWORLD Stores, Inc., this wholly owned subsidiary accounted for $316,000 (5%) of total sales. The gross profit margin for the stores was 34%. The San Francisco store was purchased in July 1999. The Key West location was purchased in November 1999. The lease for the Key West store expired in February 2000, and at that time, all the assets were sold.

The Company acquired emPower, Inc., a designer and manufacturing business of proprietary electric scooters to provide new technologies and broaden product lines.

The Company also signed agreements to acquire:

     1.  ZAP of Santa Cruz, a bicycle rental business in Santa Cruz, California.
     2.  Electric  Vehicle  Systems,   Inc.,  an  electric  vehicle  development
         business.

The acquisition of Electric Vehicles Systems, Inc. was completed in February 2000. The acquisition of ZAP of Santa Cruz was completed in March 2000.


In December 1999, the Company signed a term sheet agreement to merge with Global Electric MotorCars, LLC (GEM), the largest manufacturer of neighborhood electric vehicles, and EV Rentals, LLC. A revised non-binding term sheet was signed in January 2000. As of March 27, 2000 there is not an approved final contract for either the GEM or EV Rentals mergers. The common shareholders have not approved the transaction.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


Net sales for the year ended December 31, 1999 were $6,437,200 compared to $3,518,600 in the prior year, an increase of $2,918,600 or 83%. The increase in sales was due to greater acceptance of ZAP products in the marketplace. Internet sales were $259,100 and $57,100 in 1999 and 1998 respectively. This represented a 354% increase for 1999. A total of $680,100 in products was sold to one customer during the year ended December 31, 1999, representing 11% of sales. In the year ended December 31, 1998, $617,000, or 18% of net sales, was sold to one customer.

Gross profit. Gross profit decreased as a percentage of net sales to 31% from 32%. The gross profit percentage decrease of 1% is largely due to a one-time sale to a large distributor at a significant discount in the third quarter of 1999. Direct materials were 58% of net sales for the year ended December 31, 1998, as compared to 59% of net sales for the year ended December 31, 1999.

Selling. Selling expenses in 1999 were $1,186,700. This was an increase of $219,000, or 22% from 1998 to 1999. Due to greater market acceptance through Zap's distribution channels, selling expenses as a percentage of sales, decreased from 28% of sales to 18% of sales. Costs increased as a result of additional personnel being added to the sales force.

General and administrative expenses for 1999 were $1,945,000. This is an increase of $965,800 or 100% over 1998. As a percentage of sales, general and administrative expense increased from 28% to 30% of net sales. Expense increases during 1999 as compared to 1998 occurred due to added personnel in the administrative and accounting areas. Additionally, legal expenses of $300,000 were incurred in 1999 relating to acquisition activities and patent issues.

Research and development was $364,600 in 1999 as compared to $202,600 in 1998, an 80% increase. As a percentage of net sales, Research and Development remained 6% in 1998 and 1999. The Company invested in developing new electric vehicle products and tooling that is expected to lower manufacturing costs and broaden the ZAP product line in 2000.

Other income increased $81,000 in 1999 over 1998. This 100% increase can be attributed to interest earned on a commercial paper money market fund from the proceeds of private placement investments.

Interest Expense increased $167,000, 166% in 1999 over 1998. This increase is due primarily higher outstanding debt in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997


Net sales for the year ended December 31, 1998 were $3,518,600 compared to $1,640,200 in the prior year, an increase of $1,878,400 or 115%. The increase in sales was primarily due to the Company's introduction of the ZAPPY(TM) scooter that accounted for $1,381,500 or 39% of total sales. Additionally, international sales of bicycles and kits, including the new single speed low cost motor system, for 1998 increased $520,500 over 1997 levels as new dealers acquired interest in selling ZAP products overseas. During the year ended December 31, 1998, $617,000 in sales representing 18% of total sales was with one customer. In 1997, a different single customer accounted for 26% of the Company's net sales.

Gross profit. Gross profit increased as a percentage of net sales in 1998 to 32% from 22%. The total gross profit increased $761,800 or 208%. The increase in gross profit dollars can principally be attributed to the gross margins realized on the sales of the new ZAPPY(TM) scooter and other products. The increase in gross margin percentage was the result of greater cost controls and improved efficiencies in the manufacturing process of all products for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Direct materials were 58% of net sales for the year ended December 31, 1998, as compared to 70% of net sales for the year ended December 31, 1997.

Selling. Selling expenses in 1998 were $967,700. This was an increase of $334,700 or 53% from 1997 to 1998. As a percentage of sales, selling expenses decreased from 39% of sales to 28% of sales. Costs have increased as a result of additional personnel being added to the sales force, increased promotion through the Internet, a print media campaign, and added marketing efforts overseas.

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

Research and development decreased $43,500 or 18% from 1997 to 1998. As a percentage of net sales, it decreased from 15% to 6% respectively. Extensive efforts in developing the ZAPPY(TM) scooter and single speed low-cost motor system resulted in higher costs in 1997 that were not duplicated in 1998.

Other income (expense). Interest expense increased to $100,300 in 1998, an increase of $12,700 over 1997. This increase can primarily be attributed to the warrant costs associated with warrants given to an investment banker for securing equity financing for the company.

Liquidity and Capital Resources

The Company used cash from operations of $1,461,400 and $1,307,400 during the years ended December 31, 1999 and 1998 respectively. Cash used in operations in 1999 was the result of the net loss incurred for the year of $1,692,600, offset by net non-cash expenses of $636,700, and the net change in operating assets and liabilities resulting in a further use of cash of $405,500. Cash used in operations in 1998 was the result of the net loss incurred for the year of $1,109,400, offset by non-cash expenses of $255,300, and the net change in operating assets and liabilities resulting in a further use of cash of $453,300.

Investing activities provided cash of $601,000 during the year ended December 31, 1999. Proceeds from the emPower acquisition provided cash in 1999. Investing activities used cash for the purchase of fixed assets, additional capitalized patent costs, intangibles, and purchases of the San Francisco and Key West Store locations. Investing activities used cash of $161,900 during the year ended December 31, 1998 for the purchase of fixed assets and intangibles.

Financing activities provided cash of $3,569,000 and $1,254,100 during the years ended December 31, 1999 and 1998 respectively. In 1999, cash was provided by the sale of common stock in the amount of $1,818,100. Cash provided by the sale of stock in 1999 was partially used to extinguish notes payable to individuals of $361,900. In 1998, cash was provided by the issuance of notes payable of $1,280,800. Cash provided in 1998 was offset by principal payments on outstanding debt.

At December 31, 1999, the Company had cash of $3,183,900 as compared to $475,300 at December 31, 1998. At December 31, 1999, the Company had working capital of $4,450,300 as compared to working capital of $128,600 at December 31, 1998. The increase in cash and is primarily due to financing provided by private placement investments. The increase in working capital is also explained by funding from private placement investments.

The Company believes that the cash and cash equivalents on hand at December 31, 1999 will be sufficient to allow the Company to continue its expected level of operations for at least 12 months. There is also an Agreement in Principle with a private investment source for up to $7.5 million in equity capital.

The Company's primary capital needs are to fund its growth strategy, which includes increasing its Internet shopping mall presence, increasing distribution channels, establishing company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

Seasonality and Quarterly Results

The Company's business is subject to seasonality influences. Sales volume in this industry typically slows down during the winter months, November to March in the U.S. The Company is marketing worldwide and is not impacted 100% by U.S. seasonality.

Inflation

The Company's raw materials are sourced from stable cost competitive industries. As such, the Company does not foresee any material inflationary trends for its raw material sources. However, with the low unemployment rate currently seen in Sonoma County, the Company expects that current wage rates will be driven up due to competitive pressures put on by other local manufacturing companies.

Item 7. Consolidated Financial Statements and Supplementary Data

                                Table of Contents

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.............................2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet................................................3

     Consolidated Statements of Operations.....................................4

     Consolidated Statement of Stockholders' Equity............................5

     Consolidated Statements of Cash Flows.....................................7

     Notes to Consolidated Financial Statements................................9

                Report of Independent Certified Public Accountant

To the Board of Directors and Stockholders
ZAPWORLD.COM

We have audited the accompanying consolidated balance sheet for ZAPWORLD.COM and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of ZAPWORLD.COM and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON, LLP



San Francisco, California
March 1, 2000

                          ZAPWORLD.COM and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1999
                                   (Hundreds)
                                    ASSETS
CURRENT ASSETS
   Cash                                                                      $  3,183,900
   Accounts receivable, less allowance for doubtful accounts of $35,000           352,700
   Inventories                                                                  1,725,100
   Note receivable                                                                 20,000
   Prepaid expenses and other assets                                              303,000
                                                                             ------------
     Total current assets                                                       5,584,700

PROPERTY AND EQUIPMENT - less accumulated depreciation                            350,300
                                                                             ------------

OTHER ASSETS
   Patents & Trademarks, less accumulated amortization                          1,176,100
   Goodwill                                                                       112,200
   Advance to retail stores and technology companies                              478,800
   Deposits                                                                        24,500
                                                                             ------------
         Total other assets                                                     1,791,600
                                                                             ------------

         Total assets                                                        $  7,726,600
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                          $    742,200
   Accrued liabilities                                                            367,900
   Current maturities of long-term debt                                            15,300
   Current maturities of obligations under capital leases                           9,000
                                                                             ------------
         Total current liabilities                                              1,134,400
                                                                             ------------

OTHER LIABILITIES
   Long-term debt, less current maturities                                         24,200
   Obligations under capital leases, less current maturities                       13,500
                                                                             ------------

         Total other liabilities                                                   37,700
                                                                             ------------

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000,000 shares; no shares issued or outstanding Common stock, authorized 20,000,000 shares of no par value;
   issued
   and outstanding 5,109,180                                                   12,053,200
   Accumulated deficit                                                         (5,118,100)
   Unearned compensation                                                          (95,800)
                                                                             ------------
                                                                                6,839,300
   Less: notes receivable from shareholders                                      (284,800)
                                                                             ------------
         Total stockholders' equity                                             6,554,500
                                                                             ------------
Total liabilities and stockholders' equity                                   $  7,726,600
                                                                             ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                          ZAPWORLD.COM and Subsidiaries
                      Consolidated Statements of Operations
                      Year ended December 31, 1998 and 1999
                 (Hundreds, except shares and per share amounts)
                                                       1999           1998
                                                   -----------    -----------
NET  SALES                                         $ 6,437,200    $ 3,518,600
COST OF GOODS SOLD                                   4,446,400      2,391,300
                                                   -----------    -----------
              GROSS PROFIT                           1,990,800      1,127,300
OPERATING EXPENSES
    Selling                                          1,186,700        967,700
    General and administrative                       1,945,000        979,200
    Research and development                           364,600        202,600
                                                   -----------    -----------
                                                     3,496,300      2,149,500
                                                   -----------    -----------
LOSS FROM OPERATIONS                                (1,505,500)    (1,022,200)
                                                   -----------    -----------

OTHER INCOME (EXPENSE)

    Interest expense                                  (267,300)      (100,300)
    Other income                                        81,000           --
    Miscellaneous                                         --           13,900
                                                   -----------    -----------
                                                      (186,300)       (86,400)
                                                   -----------    -----------
              LOSS BEFORE INCOME TAXES              (1,691,800)    (1,108,600)
                                                   -----------    -----------

PROVISION FOR INCOME TAXES                                 800            800
                                                   -----------    -----------
              NET LOSS                             $(1,692,600)   $(1,109,400)
                                                   ===========    ===========
NET LOSS PER COMMON SHARE
    Basic and diluted                              $     (0.43)   $     (0.42)
                                                   -----------    -----------
SHARES USED IN CALCULATION OF NET LOSS PER SHARE     3,927,633      2,614,563
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                    ZAPWORLD.COM and Subsidiaries
                                           Consolidated  Statement of Stockholders' Equity
                                                Years Ended December 31, 1998 and 1999

                                                                                               Unearned       Note
                                                                                              Compensation  Receivable
                                                          Common Stock        Accumulated         and          From
                                                       Shares       Amount       Deficit        services    Shareholder      Total
                                                      ---------   -----------   -----------    ---------    ----------       -----
Balance, January 1, 1998                              2,542,700   $ 3,168,900   $(2,316,100)   $   --       $   --      $   852,800


 Issuance of common stock in connection with
 direct public offering at $6 per share, net
 expenses of $91,000                                     78,800       383,300          --          --           --          383,300


 Fair value of stock options granted to
 non-employees                                              --         17,600         --           --           --            17,600


 Exercise of stock options                               15,000        15,000          --          --           --           15,000


 Conversion of notes payable and accrued interest
       into common stock at $5.25                         2,700        14,300          --          --           --           14,300


 Issuance of warrants in connection with debt              --          61,800          --           --          --           61,800


 Stock issued for current and future services            25,500       150,300          --          --           --          150,300


 Net loss                                                  --            --      (1,109,400)       --           --       (1,109,400)
                                                      ------------------------------------------------------------------------------
  Balance, December 31, 1998                           2,664,700    3,811,200    (3,425,500)       --           --          385,700

  Issuance of common stock:
         Cash                                             29,833      177,900                                               177,900
         Private placement, net of expenses of           746,119    1,720,600                                             1,720,600
         $613,500
         Acquisitions                                    279,600    2,264,100                                             2,264,100
         Advance to retail stores & technology co.'s      57,803      406,300                                               406,300
         Employee stock purchase plan                      1,139        5,600                                                 5,600
         Repurchase of shares                            (1,785)     (10,700)                                              (10,700)
         Services                                         27,479      140,900                                               140,900
         Litigation settlement                             8,666       50,000                                                50,000
         Conversion of debt                              165,111      664,700                                               664,700

  Exercise of employee stock options                     559,086      423,400                                               423,400
  Exercise of non-employee stock options                 571,429    2,000,000                                             2,000,000


                                                   ZAPW ORLD.COM and Subsidiaries
                                          Consolidated Statement of Stockholders' Equity (cont.)
                                                 Years Ended December 31, 1998 and 1999

                                                                                                               Note
                                                                                              Unearned      Receivable
                                                           Common Stock        Accumulated   Compensation      From
                                                     Shares          Amount     Deficit      and services   Shareholder    Total
                                                     ------          ------     -------      ------------   -----------    -----
         (Hundreds, except shares)

   Fair value of stock options issued to employees     --              1,700         --            --           --         1,700

   Fair value of stock options and warrants issued     --            135,000         --            --           --       135,000
   to non-employees

   Stock options and warrants issued for future        --            262,500         --         (95,800)        --       166,700
   compensation and services

   Note receivable from shareholders                   --                --          --            --       (284,800)   (284,800)

   Net loss                                            --                --     (1,692,600)        --           --    (1,692,600)
                                                   -----------------------------------------------------------------------------

  Balance, December 31, 1999                       5,109,180     $12,0533,200  $(5,128,100)   $ (95,800)   $(284,800) $6,554,500
                                                   =============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                        6


                          ZAPWORLD.COM and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31, 1999
                                   (Hundreds)
                                                               1999           1998
                                                           -----------    -----------
Cash flows from operating activities:
 Net loss                                                  $(1,692,600)   $(1,109,400)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                               124,000         86,500
   Allowance for doubtful accounts                                --          (30,000)
   Issuance of common stock for services rendered              140,900        150,300
   Issuance of common stock for litigation settlement           50,000           --
   Issuance of stock options for services rendered             136,700         17,600
   Noncash charges & settlement of debt                        154,200           --
   Amortization of fair value of warrants                       30,900         30,900
   Changes in:
       Accounts receivable                                     (68,900)      (192,100)
       Inventories                                            (877,700)      (366,600)
       Prepaid expenses and other assets                        24,100        (32,200)
       Deposits                                                (12,600)         1,600
       Accounts payable                                        312,400        172,600
       Accrued liabilities and customer deposits               217,200        (36,600)
                                                           -----------    -----------
                   Net cash used in operating activities    (1,461,400)    (1,307,400)
Cash flows from investing activities:
 Purchases of property and equipment                          (188,100)       (97,800)
 Purchase of American Scooter and Cycle Rental                 (70,000)          --
 Purchase of Big Boy Bicycles                                  (15,200)          --
 Proceeds from emPower acquisition                           1,033,000           --
 Payment advances for acquisitions                             (72,500)          --
 Issuance of note receivable                                   (20,000)          --
 Purchase of intangibles                                       (66,200)       (64,100)
                                                           -----------    -----------
       Net cash provided by (used in) investing                601,000       (161,900)
Cash flows from financing activities:
 Sale of common stock, net of stock offering costs           1,812,500           --
 Issuance of common stock under employee purchase plan           5,600           --
 Proceeds from issuance of long-term debt                     (361,900)     1,280,800
 Proceeds from exercise of stock options                     2,423,400        (10,700)
 Repurchase of common stock                                    (10,700)       (16,000)
 Advances on notes receivable to shareholders                 (284,800)          --
 Payments on obligations under capital leases                  (15,100)          --
                                                           -----------    -----------
       Net cash provided by financing activities             3,569,000      1,254,100
                                                           -----------    -----------
                   NET INCREASE/(DECREASE) IN CASH           2,708,600       (215,200)
Cash, beginning of year                                        475,300        690,500
                                                           -----------    -----------
Cash, end of year                                          $ 3,183,900    $   475,300
                                                           ===========    ===========

                                      ZAPWORLD.COM and Subsidiaries
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (contd.)
                                      Years ended December 31, 1999
                                                                                  1999         1998
                                                                               ----------   ----------
Supplemental cash flow information: Cash paid during the year for:

  Interest                                                                     $  115,200   $   69,400
  Income taxes                                                                        800          800


 Non-cash investing and financing activities:

  Conversion of debt into common stock                                            475,400
  Conversion of accounts payable into common stock                                 35,100
  Equipment acquired through capital lease obligations                             26,700
  Notes payable used to exercise stock options                                     32,300

  Issuance of common stock upon acquisition of American Scooter
   and Cycle Rental, Big Boy Bicycles, and emPower Corporation                  2,311,700

  Assets and liabilities recognized upon acquisition of American Scooter and Cycle Rental, Big Boy Bicycles, and empower Corporation

       Cash                                                                     1,033,000
       Inventories                                                                213,500
       Prepaid expenses and other                                                  56,400
       Property and equipment                                                      70,000
       Patent                                                                   1,154,600
       Accounts payable                                                           130,600

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                          ZAPWORLD.COM and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       o   Nature of Operations

       ZAPWORLD.COM (the "Company" or "ZAP") was incorporated in California in September, 1994 under its original name "Zap Power Systems". The name was changed on May 16, 1999. ZAP designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other personal electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States and the world.

       o   Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company, ZAPWORLD Stores, Inc., and emPower Corporation. ZAPWORLD Stores, Inc. and emPower Corporation are 100% owned by ZAPWORLD.COM. All significant inter-company transactions and balances have been eliminated.

       o   Revenue Recognition

        The Company recognizes income when products are shipped.

       o   Inventories

       Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

       o   Property and Equipment

       Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Estimated useful lives are as follows:

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

       o   Patents & Trademarks

       Patents & Trademarks consist of costs expended to perfect certain patents and trademarks acquired in the emPower acquisition. These costs will be amortized over an estimated useful life of ten years.

       o   Goodwill

        Goodwill consists of the excess consideration paid over net assets. This asset will be amortized using the straight-line method over a ten-year period.

       o Income Taxes

       The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future bases on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

       o   Use of Estimates

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

       o   Fair Value of Financial Instruments

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

       o   Net Loss Per Common Share

       Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive (see note F).

       o   Segment Information

       In 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and related Information". The Company operates in one reportable segment, the design, assembly, manufacture and distribution of electric bicycle power kits, electric bicycles and tricycles, electric scooter, electric motorcycles and other personal electric transportation vehicles.

       o   Reclassification

       Certain reclassifications have been made to the December 31, 1998 information to conform to the December 1999 presentation.

NOTE B - INVENTORIES

         Inventories consisted of the following at December 31, 1999:

         Raw materials                                        $   661,700
         Work-in-process                                          349,200
         Finished goods                                           714,200
                                                              -----------

                                                              $ 1,725,100
                                                              ===========

NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1999:

         Machinery and equipment                               $   187,000
         Computer Equipment                                        209,600
         Demonstration bicycles                                     89,600
         Office furniture and equipment                             52,000
         Leasehold improvements                                     78,400
         Vehicle                                                    97,600

                                                                   714,200

         Less accumulated depreciation and amortization            363,900
                                                               -----------

                                                               $   350,300

NOTE D - ADVANCE TO RETAIL STORES AND TECHNOLOGY COMPANIES

    During the year ended December 31, 1999 the Company issued shares of common stock and paid cash as advances toward the acquisition of retail stores and technology companies. The Company issued 57,803 shares of common stock in the amount of $406,300 and paid cash in the amount of $72,500.

NOTE E - PROVISION FOR INCOME TAXES

                                                    1999             1998
                                                 -----------        -----------
Current tax expense

   Federal                                       $      --          $    --
   State                                                 800              800
                                                 -----------        -----------

                                                        $800             $800
                                                 ===========        ===========

       Significant components of the Company's net deferred tax assets as of December 31, 1999 are as follows:

Tax loss carryforward                            $ 1,819,600        $ 1,263,700
Inventory capitalization                             (99,100)           (22,000)
Other                                                (70,800)           (27,400)
                                                 -----------        -----------
Total                                              1,649,700          1,214,300

Less valuation allowance                          (1,649,700)        (1,214,300)
                                                 -----------        -----------

          Net deferred tax asset                 $      --          $      --
                                                 ===========        ===========

    The Company has available carry forward of approximately $4,758,300 and $2,819,400 of federal and state net operating losses, respectively, expiring through 2019. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

      A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. The valuation allowance increased $435,400 in 1999 and $386,700 in 1998.

    The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:

                                              1999           1998
                                              ----           ----
  Statutory federal income tax rate            34%            34%
  State income tax rate                         6              6
  Valuation allowance                         (40)           (40)
                                              ----           ----
                                               --%            --%
                                              ====           ====

NOTE F - STOCK OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 1999, 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1999, 1996 and 1995 Plans are 1,500,000, 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest (over a 2 or 3 year period) and expire ten years after the date of grant.

Option activity under the three plans is as follows:
                               1999 Plan                 1996 Plan                1995 Plan
                                          Wtd Avg                   Wtd Avg                  Wtd Avg
                               Number     Exercise       Number     Exercise      Number     Exercise
                               of Shares  Price          Of Shares  Price         of Shares  Price
                              ------------------------  -----------------------  -----------------------
Outstanding at 12/31/97                                   383,500   $1.38         446,300    $0.56

Granted                                                    20,000   $4.31             --        --

Exercised                                                 (12,500)  $1.00             --        --

Canceled                                                  (26,500)  $1.48         (27,400)   $0.40

Outstanding at 12/31/98         --        $  --           364,500   $1.55         418,900    $0.56

Granted                       481,000     $6.33            35,000   $4.06             --        --
Exercised                        (586)    $5.00          (259,500)  $1.15        (299,000)   $0.40
Forfeited                      (1,000)    $5.00           (14,500)  $3.50         (49,900)   $1.00
                              -------                     -------                 -------
Outstanding at 12/31/99       479,414     $6.34           125,500   $2.85          70,000    $0.93
                              =======                     =======                 =======

    The weighted average fair value of all options granted during the years ending December 31, 1999 and 1998 was $4.33 and $3.66 respectively.

       The following  information  applies to employee  incentive  stock options outstanding at December 31, 1999:
            Plan:                                         1999                 1996                  1995
                                                          ----      --------------------------       ----
            Range of exercise prices                  $5.00- $7.00  $1.00-$1.00    $3.68-$5.25   $1.00-$1.00
            Options outstanding                            479,414       47,500         78,000        70,000
            Weighted average exercise price           $       6.34  $      1.00    $      3.98   $      1.00
            Weighted average remaining life (years)           9.79         6.58           8.03          6.50
            Options exercisable                             46,833       47,500         62,806        70,000
            Weighted average exercise price           $       6.31  $      1.00    $      3.97   $      1.00

    The company granted stock options and warrants to purchase common stock to non-employees of the company. The options and warrants have exercise prices ranging from $3.02 - $6.36.

    The Company granted 671,429 in options and warrants in connection with the private placement, 200,000 in connection with the emPower acquisition,
    100,000  in  connection   with   placement   fees,   and  167,000  to  other
    non-employees.

    The Company recorded the non-statutory options and warrants based on the grant date for value in accordance with FAS 123. The grant date fair value of each stock option was estimated using the Black-Scholes option-pricing model. The company recorded expense in the amount of $135,000 and $48,500 for the year ended December 31, 1999 and 1998, respectively. As of December 31, 1999 the Company has recorded prepaid expense in the amount of $166,700 for future services.

    Options and warrant activity for non-employees is as follows:

                                                              Weighted
                                                                 Avg.

Outstanding at 12-31-97                      46,000           $   4.33

Granted                                      82,800               4.86
Exercised                                    (2,500)              1.00
                                          ---------
Outstanding at 12-31-98                     126,300               4.74

Granted                                   1,138,429               4.58
Exercised                                  (571,429)              3.50
Forfeited                                   (64,300)              4.75
                                          ---------
Outstanding at 12-31-99                     629,000               5.51
                                          =========



    The Company accounted for stock options and warrants under the policy of APB 25 "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 1999 and 1998. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts:

                                                  1999          1998
                                             -------------   ------------

          Net loss - as reported             $ (1,692,600)   $ (1,109,400)
          Net loss - pro forma                 (2,686,700)     (1,254,600)
          Loss per share - as reported               (.43)           (.42)
          Loss per share - pro forma                 (.68)           (.48)

    The fair value of each  option and  warrant  is  estimated  on date of grant
    using   the   Black-Scholes   option-pricing   model   with  the   following
    weighted-average assumptions:

                                            1999            1998
                                         ----------       ---------

          Dividends                            None            None
          Expected volatility                86.00%            100%
          Risk free interest rate             6.00%           6.00%
          Expected life                     5 years        10 years

    In connection with the issuance of $800,000 of notes payable in 1998, the Company issued 20,000 warrants at $4.00 per share, to purchase the Company's common stock, to an entity that assisted the Company in arranging the financing. The warrants are immediately exercisable and expire September, 2001. The fair value of warrants at the time of issuance was $61,800 and is being amortized as additional interest expense over the term of the debt. Amortization expense of $30,900 was recorded for both 1998 and 1999.

NOTE G - MAJOR CUSTOMERS and VENDORS

    During 1999, one customer accounted for $680,100 or 11% of the Company's net sales. During 1998, one customer accounted for $617,000 or 17.5% of the Company's net sales. The Company ceased selling to this customer in late 1998.

    During 1999, one vendor accounted for $798,600 or 12% of the Company's supplies and materials. For the year ended December 31, 1998 one vendor accounted of $440,000 or 7%,of the Companies supplies and materials.

NOTE H - COMMITMENTS

    The Company rents warehouses and office space under leases that expire in June 2001. The monthly rent of $24,100 is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend the lease for an additional five-year period. Rent expense under this lease was $54,100 and $52,800 in 1998 and 1997, respectively.

         Future minimum lease payments on the leases are as follows:

       Year ending December 31,

                 2000                           $ 320,600
                 2001                             222,600
                 2002                             138,300
                 2003                             115,200
                 2004 and thereafter               54,300
                                               ------------
                     Total                      $ 851,000
                                               ============

NOTE I - PERFERRED STOCK

The Board of Directors authorized 10,000,000 shares of Preferred Stock in December 1999. No financial features (participation in dividends, conversion to warrants/common stock etc.) have been specified for these "indeterminate" preferred shares to date.

NOTE J - ACQUISITIONS

On December 30, 1999, the Company purchased all of the common stock of emPower, Inc., a designer and manufacturing business of proprietary electric scooters, for 265,676 shares of its common stock. The Company issued warrants to emPower's shareholders to purchase an aggregate of 200,000 shares of the Company's common stock. The warrants expire three years after issuance. The acquisition has been accounted for as a purchase at $5.75 per share. The purchase was allocated to the assets acquired, including patents, and liabilities assumed based on their estimated fair values. The acquisition resulted in no goodwill. Results of operations for emPower have been included with those of the company for periods subsequent to the date of acquisition.

                The purchase price of emPower was allocated as follows

                Cash                     $ 1,033,000
                Inventories                   96,300
                Property and equipment        64,100
                Patents                    1,042,400
                Liabilities assumed          (54,200)
                                         -----------
                                         $ 2,181,600
                                         ===========
                Consideration paid:
                Common stock             $ 2,181,600
                                         ===========

In September 1999, the Company purchased all assets of Big Boy Bicycles and assumed certain liabilities. The company issued 1,000 shares of common stock and paid $15,165 in cash. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. Results of operations for Big Boy Bicycles have been included with those of the Company for the periods subsequent to the date of acquisition.

        The purchase price of Big Boy Bicycles was allocated as follows:

                       Inventories              $ 73,800
                       Property and equipment      4,400
                       Goodwill                    1,300
                       Expenses                    1,900
                       Liabilities assumed       (59,800)
                                                --------
                                                $ 21,600
                                                ========
                       Consideration paid:
                       Cash                     $ 15,200
                       Common stock                6,400
                                                --------
                                                $ 21,600
                                                ========

In July 1999, the Company purchased certain assets and assumed certain liabilities of American Scooter and Cycle Rental. The Company issued 12,924 shares of common stock and paid $70,000 in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for American Scooter and Cycle Rental have been included with those of the company for periods subsequent to the date of acquisition.

         The purchase price of certain assets and liabilities of American Scooter and Cycle Rental were allocated as follows:

                     Inventories              $  43,300
                     Property and equipment       1,500
                     Goodwill                   113,300
                     Expenses                     4,600
                     Liabilities assumed        (16,600)
                                              ---------
                                              $ 146,100
                                              =========
                     Consideration paid:
                     Cash                     $  70,000
                     Common stock                76,100
                                              ---------
                                              $ 146,100
                                              =========

The above operations represent 5% of total revenues for the year ended December 31, 1999.

NOTE K - SUBSEQUENT EVENTS

On January 20, 2000, the Company purchased all of the common stock of Zap of Santa Cruz, Inc. a California corporation, for $25,000 in cash and 8,803 shares of the Company's common stock. The acquisition will be accounted for as a purchase. The purchase price is approximately $125,000 and will be allocated to add the assets acquired and liabilities assumed based on their estimated fair values. The acquisition closed in the first quarter of calendar year 2000.

On February 29, 2000, the Company purchased all of the common stock of Electric Vehicle Systems, Inc., a California corporation, for $20,000 in cash and 25,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase. The purchase price is approximately $285,000 and will be allocated to the net assets acquired and liabilities assumed based on the estimated fair value. The acquisition closed in the first quarter of calendar year 2000.

Item 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9. Directors and Executive Officers of the Registrant.


                               MANAGEMENT

    Name                    Age     Position
    ----                    ---     --------
    Gary Starr              44      Director, Chief Executive Officer, President

    Robert Swanson          51      Director, Chairman of the Board

    Doug Wilson             40      Director

    William Evers           72      Director

    Lee S. Sannella, M.D.   84      Director

    Andrew Hutchins         39      Vice President Operations

    Scott Cronk             35      Vice President Business Development

    Sanford Theodore        36      Controller

    Oonagh Duggan           28      Corporate Secretary


Gary Starr has been a Director and executive officer of the Company since its inception in 1994. He has been the Chief Executive Officer and President of the Company since September 1999. He has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 35,000 electric bicycles and other electric vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operation in 1983. That Company recently signed a licensing agreement with Hyundai. In 1993, Mr. Starr earned a Private Industry Council Recognition Award for creating job opportunities in the EV industry and was named as one of the ten most influential electric car authorities by Automotive News. He has also received recognition awards for his contributions toward clean air from the American Lung Association of San Francisco, CALSTART and U.S. Senator Barbara Boxer. Mr. Starr has several publications: Electric Cars: Your Guide to Clean Motoring, The Shocking Truth of Electric Cars, and The True Cost of Oil. In addition, he has appeared on more than 300 radio and television talk and news shows (including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, and the CBS Evening News and the McNeil Lehrer News Hour) as a recognized authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

Robert E. Swanson has been Chairman of the Board of ZAPWORLD.COM since 1999. Mr. Swanson is Chairman of the Board, sole director and sole stockholder of Ridgewood Capital Corporation. Mr. Swanson is also Chairman of the Board of the Fund and President, registered principal and sole stockholder of Ridgewood Securities Corporation. In addition, Mr. Swanson is President and sole shareholder of Ridgewood Energy, Ridgewood Power and Ridgewood Power Management Corporation. Ridgewood Power is a managing shareholder of each of the prior Programs and Mr. Swanson is the President of each prior Program. Since 1982, Mr. Swanson, through a number of entities, has sponsored and been a principal of more than 47 investment programs involved in gas exploration and development, which programs have raised approximately $200 million from the sale of investment units. Mr. Swanson was also a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Investment Division of Morgan Guaranty Trust Company. His specialty was in personal and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and Jersey bars. He is a graduate of Amherst College and Fordham University Law School. Mr. Swanson and his wife Barbara Mardinly Swanson are the authors of "Tax Shelters, A Guide for Investors and Their Advisors." published by Jones-Irwin in 1982 and published in revised editions in 1984 and 1985.

Doug Wilson has been a Director of ZAPWOLD.COM since 1999. Mr. Wilson is the Vice President of Acquisitions for of RCC and the Ridgewood Fund. He was a principal of Monhegan Partners, Inc., which provided acquisition and financial advisory for Ridgewood Power and the Prior Programs, from October 1996 until September 1998, when he joined Ridgewood Power as Vice President of Acquisitions. He has over 14 years of capital markets experience, including specialization in complex lease and project financings in energy-related businesses. He has a Bachelor of Business Administration from the University of Texas and a Masters degree in Business Administration from the Wharton School of the University of Pennsylvania.

William D. Evers has been a Director of ZAPWORLD.COM since 1999. Mr. Evers is one of the leading SEC attorneys in California with extensive experience in start-up and emerging companies, specializing for a number of years in private placements, Section 25102(n) offerings, Small Corporate Offering Registration, Re. A Exemptions and Small Business Registrations. He has handled numerous mergers and acquisitions. Mr. Evers is a name partner the law firm of EVERS & Hendrickson LLP. Mr. Evers heads the Evers and Hendrickson Internet Law Group with its emphasis on Internet relationships. Mr. Evers has also had extensive experience in franchising and has been the CEO or President of various business ventures. He holds a BA from Yale University and JD from University of California, Berkeley.


Lee Sannella, M.D. has been a Director of ZAPWORLD.COM since its inception in 1994. Dr. Sannella has been an active researcher in the fields of alternative transportation, energy and medicine for more than 25 years. Dr. Sannella has been a founding shareholder in many start-up high tech companies. He was a Director of U.S. Electricar from 1983 to 1992. A graduate of Yale University, he maintained an active medical practice for many years in ophthalmology and psychiatry. He worked with the Sonoma Medical Society on improving radiation standards and is a best-selling author. He has served on advisory boards of the City of Petaluma, California, on the Board of Directors of the San Andreas Health Council of Palo Alto, the Veritas Foundation of San Francisco, and the AESOP Institute.

Andrew Hutchins was appointed Vice President, Operations of ZAPWORLD.COM in October 1999. He joined the Company in December 1996 and since June 1997 has been the Company's General Manager. Successful as an entrepreneur, Mr. Hutchins started, developed and managed a retail bicycle business for 11 years prior to selling it for several times his initial investment. He has been involved in the bicycle industry since 1971 when he stared working for his family's bicycle business. Mr. Hutchins was a charter member of the Transportation Advisory Board for the City of Rohnert Park. He also worked for three years in the insurance industry in management positions with Banker's Life and in Equity Qualified Sales for Equitable Life Assurance. In 1982 Mr. Hutchins received a Bachelor of Arts degree with a double major in Business Economics and Communication Studies from the University of California at Santa Barbara.

Scott Cronk was appointed Vice President of Business Development of ZAPWORLD.COM in December 1999. He was the President and founder of Electric MotorBike from 1995 to 1999. Previously, as Director of Business Development & International Programs, Mr. Cronk led strategic venturing activities for U.S. Electricar, Inc. Before joining U.S. Electricar in 1994, Mr. Cronk managed international manufacturing planning activities (1991-1994) for Delco Electronics Corporation, a division of General Motors Corporation. He was responsible for a $350 million automotive electronics product line, with facilities in Liverpool, England and Singapore. His book, "Building the E-Motive Industry", is published by the Society Of Automotive Engineers. Mr. Cronk has a B.S. in Electrical Engineering from GMI Engineering & Management Institute (now "Kettering University") and an M.B.A. from the City University of London, England.

Sanford Theodore has been the Controller of ZAPWORLD.COM since 1997. Mr. Theodore has been involved in various financial and accounting positions for over 11 years. Well versed with computerized accounting and auditing processes, he has worked with Optical Coating Laboratory, Western Dairy Products, and Blue Cross. Mr. Theodore received a bachelor's degree in Business Administration from San Diego State University in 1985 and a certificate for Human Resource Management from Sonoma State University in 1996.

Oonagh Duggan was appointed Corporate Secretary of ZAPWORLD.COM in November 1999. Ms. Duggan also works in the international marketing and governmental affairs departments for ZAP. Previously she worked in communications at World Stewardship Institute. She holds a BA in European Studies from University College, Cork, Ireland, and an MA in International Studies from the University of Limerick, Ireland.

Compliance with Section 16(A) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership with respect to the securities of the Company and its affiliates with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based on a review of these reports and written representations from the Company's directors and officers regarding the necessity of filing a report, the Company believes that during fiscal 1999, all filing requirements were met on a timely basis.

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

The Company granted stock options to acquire 75,000 shares to two Directors. The range in price of the options was from $3.25 to $6.25 per share. The vesting of these options range from immediately to three years.

Item 10.     Executive Compensation

The following  tables set forth all  compensation  earned by the Company's Chief
Executive  Officer,  former  President,  and  the  Company's  four  most  highly compensated  executive  officers serving as executive officers at the end of the fiscal year. There are currently two executive officers.
                          Executive Compensation Table
                     (rounded to hundreds, except per share)
                                                                                        Long-Term Compensation
                                                                              -----------------------------------------
                                                                                   Awards                    Payouts
                                                                              -----------------------------------------
            ( a )                  ( b )      ( c )     ( d )        ( e )          ( f )         ( g )         ( h )
                                                                    Other        Restricted      Stock
                                                                    Annual         Stock       Underlying       LTIP
                                              Salary    Bonus     Compensation      Award      Options/SARs    Payouts
          Position                  Year      ( $ )     ( $ )        ( $ )          ( $ )         ( # )         ( $ )
-----------------------------------------------------------------------------------------------------------------------
James McGreen                       1997      38,000                               2,250
Former President                    1998      37,500
                                    1999      34,000     200                                     35,000

Gary Starr                          1997      35,000
Chief Executive Officer             1998      35,700
And President                       1999      39,500     200                                    135,000

Andrew Hutchins                     1999      39,400   1,200        9,800                        30,000
Vice President-Operations

                                                           Option/SAR Grant in Last Fiscal Year
                                                           Individual Grants
                                                           -----------------
                         Year Options     Number of               % of Total         Exercise or        Expiration
                            Granted      Securities         Optional/SARs Granted     Base Price           Date
                                         Underlying         to Employees in Fiscal        $
                                        Options/SARs                Year
Name                                      Granted
--------------------------------------------------------------------------------------------------------------------
James McGreen                1999              35,000                   5.1              7.00           07/19/02

Gary Starr                   1999              35,000                                    7.00           07/19/02
                             1999             100,000                                    6.25           12/20/02
                             ----             --------       --------------
                                              135,000                  19.8

Andrew Hutchins              1999              30,000                   4.4              6.36           07/19/02


Item 11.  Security Ownership and Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 27, 2000 for each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by them, have sole investment and voting power with respect to their shares, subject to community property laws where applicable.


                                           Shares          Percentage of Common
                                         Beneficially       at March 27, 2000
                  5% Shareholders:         Owned            (5,204,034 shares)
         -----------------------------------------------------------------------

     Ridgewood ZAP, LLP                  1,250,237                 24%

     James McGreen                         537,600                 10%

     Gary Starr                            520,117                 10%

     All directors and executive         2,410,160                 47%
     officers as a group

Includes: 100,000 shares of Common Stock for Ridgewood ZAP, LLP, 100,000 shares of Common Stock for James McGreen and 135,000 shares of Common Stock for Gary Starr issuable upon exercise of currently exercisable incentive stock options.

Item 12.  Certain Relationships and Related Transactions

Employee Stock Purchase Plan and Option/Warrant Plans description.

The Company has three (1995, 1996 and 1999 Plans) stock option/warrant pools for the benefit of employees and in the case of the 1996 and 1999 Plans, non-employee. These plans have been established to reward meritous contribution and create additional incentive to outstanding employees in the Company. These awards vest at various times that are directed at the discretion of the Board of Directors. The company also offers a 1999 Common Stock purchase plan for employees. Participation in the plan is voluntary for all employees of the Company that have completed one or more years of continuous employment. Contributions are applied to the purchase of Common shares at 85% of fair market value and issued quarterly to participants.

Item 13.  Exhibits and Reports on Form 8-K

On July 12, 1999, a Form 8-K was filed amending the name of the Corporation to ZAPWORLD.COM from ZAP Power Systems.

         Exhibit 1.  Additional Information

         In April 2000 the Company reached an Agreement in Principle with a private investment source for the Company to receive from that source up to $7.5 million in equity capital.

Item 15. Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZAPWORLD.COM

                        By:   __________________________________________________
                              Gary Starr - Chief Executive Officer and President

                        Date  __________________________________________________


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

                        By    __________________________________________________
                              Bob Swanson - Chairman and Director

                        Date  __________________________________________________

                        By    __________________________________________________
                              Doug Wilson - Director

                        Date  __________________________________________________

                        By    __________________________________________________
                              William D. Evers - Director

                        Date  __________________________________________________


                        By    __________________________________________________
                              Lee Sannella - Director

                        Date  __________________________________________________


                          By   _________________________________________________
                               Oonagh Duggan - Corporate Secretary

                          Date  ________________________________________________


                          By    ________________________________________________
                                Sanford Theodore - Principal Accounting
                                Officer and Controller

                          Date  ________________________________________________