Form 10QSB
period 2000-03-31
ZAPWORLD COM
filed 2000-05-15
CIK 1024628

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

                          -----------------------------
                  For the quarterly period ended March 31, 2000

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

             5,212,663 shares of common stock as of April 30, 2000.

    Transitional Small Business Disclosure Format            Yes[ ] No[x ]

--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAPWORLD.COM
         CONSOLIDATED BALANCE SHEET (Unaudited)
        (In thousands)

                                                                                      March 31,
                                                                                        2000
----------------------------------------------------------------------------------------------------

                                    ASSETS
CURRENT ASSETS
     Cash                                                                                    $2,660
     Accounts receivable, net of allowance for doubtful accounts of $53                         461
     Inventories                                                                              1,357
     Notes receivable                                                                            35
     Prepaid expenses and other assets                                                          353
                                                                                 -------------------
                  Total current assets                                                        4,866

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $400                                 395

OTHER ASSETS
      Patents & Trademarks, net of accumulated amortization of $53                            1,314
      Goodwill, net of amortization of $3                                                       109
      Advances to retail stores & technology companies                                          260
      Deposits                                                                                   36
                                                                                 -------------------
               Total other assets                                                             1,719

                                                                                 -------------------
Total assets                                                                                 $6,980
                                                                                 ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                          $458
     Accrued liabilities and other expenses                                                     177
     Current maturities of long-term debt                                                        12
     Current maturities of obligations under capital leases                                       7
                                                                                 -------------------
         Total current liabilities                                                              654

OTHER LIABILITIES
     Long-Term Debt, less current maturities                                                     24
     Obligations under capital leases, less current maturities                                   13
                                                                                 -------------------
                 Total other liabilities                                                         37
                                                                                 -------------------

Total liabilities                                                                               691
STOCKHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares; no shares
    Issued or outstanding
    Common stock, authorized 20,000,000 shares of
    no par value; issued and outstanding 5,212,663                                           12,257
    Accumulated deficit                                                                      (5,601)
    Unearned compensation                                                                       (82)
                                                                                 -------------------
                                                                                              6,574
    Less: notes receivable from shareholders                                                   (285)
                                                                                 -------------------
              Total stockholders' equity                                                      6,289
                                                                                 -------------------
Total liabilities and stockholders' equity                                                   $6,980
                                                                                 ===================

The accompanying notes are an integral part of the financial statements.

ZAPWORLD.COM
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands, except share amounts)

                                                         Three months ended March 31,
                                                          2000                  1999
                                                          ----                  ----
                                                       (UNAUDITED)            (UNAUDITED)
NET SALES                                               $   1,897               $   1,164

COST OF GOODS SOLD                                          1,183                     756
                                                        ---------               ---------

GROSS PROFIT                                                  714                     408

OPERATING EXPENSES
     Selling                                                  401                     200
     General and administrative                               680                     218
     Research and development                                 145                      48
                                                        ---------               ---------
                                                            1,226                     466
                                                        ---------               ---------

LOSS FROM OPERATIONS                                         (512)                    (58)
                                                        ---------               ---------

OTHER INCOME (EXPENSE)
     Interest income                                           37                       1
     Other income (expense)                                    (8)                    (75)
                                                        ---------               ---------

                                                               29                     (74)
                                                        ---------               ---------

NET LOSS                                                $    (483)              $    (132)
                                                        =========               =========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED

                                                        $   (0.09)              $   (0.05)
                                                        =========               =========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING           5,149,721               2,833,180
                                                        =========               =========

The accompanying notes are an integral part of the financial statements.

                                             3

ZAPWORLD.COM
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                    Three months ended March 31,
                                                                                       2000             1999
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                              ($483)              ($132)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                                          99                  24
     Allowance for doubtful accounts                                                        18                   -
   Amortization of the fair market value of warrants                                        13                 108
   Changes in:
     Receivables                                                                          (141)                (84)
     Inventories                                                                           333                 (20)
     Deposits                                                                              (11)               (116)
     Advances to retail stores & technology companies                                      291                   -
     Prepaid expenses and other assets                                                     (51)                  -
     Accounts payable                                                                     (284)                113
     Accrued liabilities and customer deposits                                            (191)                (27)
                                                                                    -----------    ---------------
                            Net cash used by operating activities                         (407)               (134)
                                                                                    -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITES
   Purchase of equipment                                                                  (153)                (42)
   Purchase of Patents                                                                    (162)                  -
   Payment advance for acquisitions                                                          -                 (15)
                                                                                    -----------    ---------------
                            Net cash provided by (used for) investing activities          (315)                (57)
                                                                                    -----------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans payable                                                               -                  19
   Sale of common stock, net of stock offering costs                                       204               1,955
   Principal repayments on long-term debt                                                   (4)               (290)
   Payments on obligations under capital leases                                             (2)                 (4)
                                                                                    -----------    ---------------
                            Net cash provided by financing activities                      198               1,680
                                                                                    -----------    ---------------

NET INCREASE/(DECREASE) IN CASH                                                           (524)              1,489


CASH, beginning of period                                                                3,184                 475
                                                                                    -----------    ---------------

                                                                                    -----------    ---------------
CASH, end of period                                                                     $2,660              $1,964
                                                                                    ===========    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for interest                                                 $2                  $1

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------------

ZAPWORLD.COM
                                                         4

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The financial statements presented herein, for the three months ended March 31, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) - PRINCIPALS OF CONSOLIDATION--The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.

(3)  -  COMMON STOCK

ZAPWORLD.COM's Common Stock is traded on the OTC Bulletin Board under the stock symbol "ZAPP". In the first quarter of 2000, the Company 1) realized $195,000 in proceeds from the exercise of stock options and issued 94,000 shares, and 2) realized $7,351 on the sale of stock to employees through a stock purchase plan and issued 1,036 shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "ACT"). ZAPWORLD.COM (the "Company" or ZAP) desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Overview

The Company designs, assembles, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low-power electric transportation vehicles.

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

The Company as of March 31, 2000 had a $751,900 sales backlog. The company expects to fill these orders within the next 45 days.

The  Company's  growth  strategy  is to  increase  net sales by  augmenting  its marketing and sales force, increasing distribution channels through the internet, retail organizations, and wholesale distributors both domestically and overseas. The Company will continue to increase its production capability to meet the increasing demand for its product. The Company will continue to develop products so that it is the low cost leader in the industry. Product improvements will continue to enlarge ZAP's presence in the electric vehicle industry.

The Company acquired Electric Vehicles Systems, Inc. (EVS) in February 2000. EVS provides the Company with access to patented technology for the Powerski(tm). The Powerskitm is a recreational transportation product that the Company began marketing in the second quarter of 2000. The Company acquired ZAP of Santa Cruz, a bicycle retailer in March 2000. ZAP of Santa Cruz will provide an additional sales channel for ZAP products.

On March 21, 2000 the Company announced its plan to distribute the E-Kart, an electric go-kart. The Company began marketing the E-Kart in the second quarter of 2000.

On April 17 ZAP announced that it terminated its agreement to merge with neighborhood electric vehicle manufacturer Global Electric MoterCars, LLC and rental company EV Rentals, LLC both of Fargo, ND.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                    Three months ended March 31,
                                                        2000          1999
                                                     ----------     ----------

Statements of Income Data:

    Net sales...................................      100.0%          100.0%
    Cost of sales...............................       62.4            65.0
    Gross profit ...............................       37.6            35.0
    Operating  expenses.........................       64.6            40.0
    Loss from operations........................      (27.0)           (5.0)
    Other  income (expense).....................        1.5            (6.3)
    Loss before income taxes....................      (25.5)          (11.3)
    Provision for income taxes..................        0.0             0.0
    Net loss....................................      (25.5)          (11.3)


Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Net sales for the quarter ended March 31, 2000, were $1,897,000 compared to $1,164,000 in the prior year, an increase of $733,000 or 63%. The increase in sales in 2000 over the same period in 1999 was primarily due to increased sales of ZAP products to overseas markets.

Gross profit increased as a percentage of net sales to 38% in 2000 from 35% in 1999. The total gross profit increased $306,000 or 75%. The increase in gross profit dollars can be attributed to gross profits generated from the sales of the ZAP(tm) products to overseas markets.

Selling expenses in the quarter ended March 31, 2000 were $401,000 as compared to $200,000 for the quarter ended March 31, 1999. This was an increase of $201,000 or 100% from 1999 to 2000. As a percentage of sales, selling expenses increased from 17% to 21% of sales in the first quarter of 2000. The increase in selling expenses can be attributed to the hiring of personnel to handle additional sales volume. Also, the Company's increased spending to market and promote ZAP products in the first quarter of 2000.

General and administrative expenses for the quarter ended March 31, 2000 were $680,000 as compared to $218,000 for the quarter ended March 31, 1999. This is an increase of $462,000 or 212%. As a percentage of sales, general and administrative expense increased to 36% from 19% of net sales from 1999. This increase can be partially attributed to the hiring of management personnel to oversee the expanding business, including the subsidiary store operations. In the first quarter of 2000 the Company incurred legal and consulting costs associated with the restructuring of the Company and acquisition activity. Also, beginning in 2000 the Company began amortizing patents, trademarks, and goodwill costs associated with the acquisitions of electrical vehicle companies in the last quarter of 1999.

Research and development increased $97,000 or 202% in the 1st quarter of 2000 as compared to the 1st quarter of 1999. As a percentage of net sales it increased to 8% of sales in the 1st quarter of 2000 as compared to 4% of sales in the 1st quarter of 1999. Expense increases in the first quarter of 2000 as compared to the first quarter of 1999 were the result of increased personnel hired to assist in the development of new products.

Interest income increased $36,000 from the first quarter of 2000 compared to the first quarter of 1999. The increase is attributed primarily to interest income derived from proceeds from financing.

Other income (expense) decreased from $75,000 to $8,000 in the 1st quarter of 2000, a decrease of $67,000 over the 1st quarter of 1999. This decrease can be attributed to the completion of the amortization of the fair value of warrants issued to an investment banker for securing equity financing for the company in 1999.

Liquidity and Capital Resources

In the first quarter of 2000 net cash used by the Company for operating activities was $407,000. In the first quarter of 1999, the Company used cash from operations of $134,000. Cash provided in the first quarter of 2000 was comprised of the net loss incurred for the quarter of $483,000 offset by net non-cash expenses of $130,000 and the net change in operating assets and liabilities resulting in a use of cash of $54,000. Cash used in operations in the first quarter of 1999 was comprised of the net loss incurred for the quarter of $132,000, offset by net non-cash expenses of $132,000, and the net change in operating assets and liabilities resulting in a further use of cash of $134,000.

Investing activities used cash of $315,000 in the first quarter of 2000 and used $57,000 during the first quarter ended March 31, 1999. The uses of cash were for the purchase of fixed assets and patents.

Financing activities provided cash of $198,000 and $1,680,000 during the first quarters ended March 31, 2000 and 1999 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $204,000 and $1,955,000 for the first quarters ended March 31, 2000 and 1999 respectively, partially offset by principal payments on outstanding debt.

At March 31, 2000 the Company had cash of $2,660,000 as compared to $1,964,000 at March 31, 1999. At March 31, 2000, the Company had working capital of $4,212,000, as compared to working capital of $2,253,000 at March 31, 1999. The increases in both cash and working capital in the first quarter of 2000 over the first quarter of 1999 are primarily due to the proceeds received from the Company's private placement offering which more than offset the Company's net losses during the same period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company believes that the cash on hand at March 31, 2000 will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

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

      There were no legal proceedings.

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

         ZAPWORLD.COM
---------------------------------
         (Registrant)

         Date
              ----------------       ----------------------------------------
                                       Gary Starr - President and Director