Form 10KSB/A
period 2000-03-31
ZAPWORLD COM
filed 2000-05-17
CIK 1024628

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                   Form 10-KSB/A

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

The Company's Common Stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers (NASD) "Bulletin Board" under the symbol "ZAPP." As of April 27, 2000, there were approximately 3,500 holders of record of Common Stock.

The following table sets forth the high and low prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdowns, or commission, and may not necessarily represent actual transactions:


                                    2000                      1999                   1998
                                High     Low            High         Low         High      Low
                                ----     ---            ----         ---         ----      ---
                             (through
                            3/27/2000)
                                $          $              $            $          $           $
First Quarter ..........       13.75      7.50           4.375       3.0625      6.00       4.50
Second Quarter ..........       --        --             8.75        4.25        6.50       4.50
Third Quarter ...........       --        --             6.875       5.00        5.0625     2.00
Fourth Quarter ..........       --        --            18.25        5.00        4.3125     2.875

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


                                                   ZAPW ORLD.COM and Subsidiaries
                                          Consolidated Statement of Stockholders' Equity (cont.)
                                                 Years Ended December 31, 1998 and 1999

                                                                                                               Note
                                                                                              Unearned      Receivable
                                                           Common Stock        Accumulated   Compensation      From
                                                     Shares          Amount     Deficit      and services   Shareholder    Total
                                                     ------          ------     -------      ------------   -----------    -----
         (Hundreds, except shares)

   Fair value of stock options issued to employees     --              1,700         --            --           --         1,700

   Fair value of stock options and warrants issued     --            135,000         --            --           --       135,000
   to non-employees

   Stock options and warrants issued for future        --            262,500         --         (95,800)        --       166,700
   compensation and services

   Note receivable from shareholders                   --                --          --            --       (284,800)   (284,800)

   Net loss                                            --                --     (1,692,600)        --           --    (1,692,600)
                                                   -----------------------------------------------------------------------------

  Balance, December 31, 1999                       5,109,180     $12,053,200  $(5,118,100)   $ (95,800)   $(284,800) $6,554,500
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