Form 10QSB
period 2000-06-24
ZAPWORLD COM
filed 2000-08-14
CIK 1024628

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended June 30, 2000

                         Commission File Number 0-303000

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


         Securities registered under section 12(g) of the Exchange Act:
                                  Common Shares


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

             5,340,576 shares of common stock as of August 10, 2000.

      Transitional Small Business Disclosure Format       Yes [  ]   No [x]

--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAPWORLD.COM
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
         (In thousands)

                                                                             June
                                                                              30,
                                                                             2000
----------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                 $  2,199
     Accounts receivable, net of allowance for doubtful accounts of $53
                                                                               715
     Inventories                                                             1,355
     Notes receivable                                                           35
     Prepaid expenses and other assets                                         604
                                                                          --------
                      Total current assets                                   4,908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $436                389

OTHER ASSETS
      Patents & Trademarks, net of accumulated amortization of $87           1,283
      Goodwill, net of amortization of $9                                      220
      Advances to retail stores & technology companies                          83
      Deposits                                                                  34
                                                                          --------
                Total other assets                                           1,620
                                                                          --------
Total assets                                                              $  6,917
                                                                          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                     $    379
     Accrued liabilities and other expenses                                    663

     Current maturities of long-term debt                                        8
     Current maturities of obligations under capital leases
                                                                                 4
                                                                          --------
          Total current liabilities                                          1,054

OTHER LIABILITIES
     Obligations under capital leases, less current maturities                  24
     Long-Term Debt, less current maturities                                    13
                                                                          --------
                      Total other liabilities                                   37
                                                                          --------
Total liabilities                                                            1,091
STOCKHOLDERS' EQUITY
    Preferred stock,  authorized 10,000,000 shares; no shares issued or outstanding
    Common stock, authorized 20,000,000 shares of
    no par value; issued and outstanding 5,226,500                          12,270
    Accumulated deficit                                                     (6,078)
    Unearned compensation                                                      (69)
                                                                          --------
                                                                             6,123
     Less: notes receivable from shareholders                                 (297)
                                                                          --------
                Total stockholders' equity                                   5,826
                                                                          --------
Total liabilities and stockholders' equity                                $  6,917
                                                                          ========

                                         2


ZAPWORLD.COM
CONSOLIDATED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands, except share amounts)

                                       Quarter ended June 30,   Six Months ended June 30,
                                        2000           1999        2000          1999
-----------------------------------------------------------------------------------------
NET SALES                         $     2,283    $     1,513   $     4,180    $     2,677

COST OF GOODS SOLD                      1,475            843         2,658          1,599
                                  -----------    -----------   -----------    -----------

GROSS PROFIT                              808            670         1,522          1,078

OPERATING EXPENSES
     Selling                              347            249           748            449
     General and administrative           815            296         1,495            515
     Research and development             166             76           311            123
                                  -----------    -----------   -----------    -----------
                                        1,328            621         2,554          1,087
                                  -----------    -----------   -----------    -----------

INCOME/(LOSS)
FROM OPERATIONS                          (520)            49        (1,032)            (9)
                                  -----------    -----------   -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income                       40             18            77             19
     Other income (expens)                  3             (2)           (5)           (77)
                                  -----------    -----------   -----------    -----------
                                           43             16            72            (58)
                                  -----------    -----------   -----------    -----------

NET INCOME/(LOSS)                 $      (477)   $        65   $      (960)   $       (67)
                                  ===========    ===========   ===========    ===========

NET INCOME/(LOSS)
PER COMMON SHARE,
BASIC AND DILUTED                 $     (0.09)   $      0.02         (0.19)   $     (0.02)
                                  ===========    ===========   ===========    ===========


WEIGHTED AVERAGE OF COMMON
      SHARES OUTSTANDING            5,224,200      3,754,900     5,187,000      3,294,000
                                  ===========    ===========   ===========    ===========

                                            3

ZAPWORLD.COM
CONSOLIDATED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                             Six months ended June 30,
                                                                               2000           1999
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                ($  960)        ($   67)
     Adjustments to reconcile net loss to net cash
          provided by  (used for) operating activities
         Depreciation and amortization                                           151              50
         Allowance for doubtful accounts                                          18              --
         Issuance of common stock for services rendered                           --             746
          Amortization of the fair market value of warrants                       27              --
          Changes in:
         Receivables                                                            (396)           (174)
         Inventories                                                             369            (542)
         Prepaid expenses                                                       (480)           (271)
         Deposits                                                                  3              (3)
         Advances to retail stores & technology companies                        560              --
         Other assets                                                            (12)             --
         Accounts payable                                                       (363)            292
         Accrued liabilities and other expenses                                  317             (20)
                                                                             -------         -------
                      Net cash provided by (used for) operating activities      (766)             11
                                                                             -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                                     (111)            (89)
     Payment advance for acquisition                                             (20)            (50)
     Purchase of Patents                                                        (162)             --
     Purchase of ASCR - Barbary Coast                                           (118)
                                                                             -------         -------
                    Net cash used for investing activities                      (411)           (139)
                                                                             -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                                  --              15
     Sale of common stock, net of stock offering costs                           217           3,568
     Principal repayments on long-term debt                                       (8)             --
     Increase in capital leases                                                   --              12
     Payments on obligations under capital leases                                 (5)             (4)
     Principal repayments on note payable                                         --            (889)
     Advances on Notes Receivable to shareholders                                (12)             --
                                                                             -------         -------
              Net cash provided by financing activities                          192           2,702
                                                                             -------         -------

NET INCREASE/(DECREASE) IN CASH                                                 (985)          2,574

CASH, beginning of period                                                      3,184             475
                                                                             -------         -------
CASH, end of period                                                          $ 2,199         $ 3,049
                                                                             =======         =======

                                                4

ZAPWORLD.COM
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The financial statements presented herein as of June 30, 2000, and for the three months and six months ended June 30, 2000 and June 30, 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net income/(loss) per common share is based on the weighted average number of common shares outstanding in each period. Common stock equivalents associated with stock options have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) - PRINCIPALS OF CONSOLIDATION - The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.


(3) - COMMON STOCK

On May 22, 2000, ZAPWORLD.COM's Common Stock qualified for listing on the NASDAQ SmallCap stock exchange under the stock symbo1 "ZAPP". In the second quarter of 2000, the Company 1) sold 200 shares of common stock and realized gross proceeds of $1,200 and 2) realized $12,000 in proceeds from the exercise of stock options and issued 3,000 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). ZAPWORLD.COM (the "Company"or ZAP) desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Overview

The Company designs, assembles, manufactures and distributes electric and non-electric scooters, electric bicycle power kits, electric bicycles, and other personal electric transportation vehicles. The Company manufactures several electric motor kits that have up to 62 unique parts. The electric motor kit manufacturing and installation of the motor systems to the bicycles and scooters is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer ("OEM") in the auto and air-conditioning industry. The Company is using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has a contractual relationship with Smith & Wesson who provides the Company with Law Enforcement Bicycles. The company has agreed to purchase at least 250 bikes from Smith & Wesson in exchange for specific exclusive distribution and pricing rights. The Company has no other contractual agreements with any of its other vendors.

The Company as of June 30, 2000 had a $1,388,000 sales backlog. The company expects to fill these orders within the next 45 days.

On May 31, 2000 the Company announced that it appointed John R. Dabels as President effective June 1, 2000

The Company's growth plan for the future combines a strategy of distribution and acquisition while focusing on a program of "Five P's" which include Production, Product, (Market) Penetration, Personnel, and Profitability. The intent is to transform ZAP into a light electric transportation company with the standards of measurement similar to the auto industry. The Company will continue to develop products with the goal of being the low cost leader in the industry. Product improvements, new product introductions, and the development of the ZAP electric outlet franchise network are continuing to enlarge ZAP's presence in the electric vehicle industry.

Subject to shareholder approval, which was given at the Annual Meeting held on June 24,2000, on June 22, 2000, ZAP announced that it closed its agreement to acquire by merger Aquatic Propulsion Technology, Inc. ("APT"), a Florida electric sea scooter company. ZAP acquired all technology, including five patents on electric sea scooters, assets, current operations from APT in exchange for 120,000 shares of ZAP common stock, $20,000 in cash and the assumption of APT's liabilities to the extent of approximately $400,000. The contractual acquisition was completed as of July 1, 2000, with the merger documents having been filed with the California Secretary of State as of August 8, 2000.

On June 24, 2000, the Company received approval from the shareholders to amend the Articles of Incorporation to authorize the issuance of Preferred Stock. Shareholder approval was also received to accept $3.0 million in new Preferred Stock financing from Union Atlantic Capital L.C. The Union Atlantic investors purchased $3.0 million of Series A Convertible preferred stock at a price of $1,000 per share with a conversion price of $4.50 per share of common stock. The Union Atlantic investors have the option to invest an additional $2.0 million, with a conversion price of 110% of the closing bid price of the Common Stock on the trading day of the closing of such investment. The funding was received on July 19, 2000.

Results of Operations

         The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and
Notes) for the periods indicated:

                                                    Quarter ended June 30,   Six months ended June 30,
                                                      2000         1999         2000          1999
                                                    -------       -----        ------        ------
 Statements of Income Data:
         Net sales                                   100.0%       100.0%        100.0%       100.0%
         Cost of sales                                64.6         55.7          63.6         59.7
         Gross profit                                 35.4         44.3          36.4         40.3
         Operating  expenses                          58.2         41.0          61.1         40.6
         Income (Loss) from operations               (22.8)         3.3         (24.7)        (0.3)
         Other  income (expense)                       1.9          1.0           1.7         (2.2)
         Income (Loss) before income taxes           (20.9)         4.3         (23.0)        (2.5)
         Provision for income taxes                    0.0          0.0           0.0          0.0
         Net Income (Loss)                           (20.9)         4.3         (23.0)        (2.5)

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Net sales for the quarter ended June 30, 2000, were $2,283,000 compared to $1,513,000 in the prior year, an increase of $770,000 or 51%. The increase in sales in 2000 over the same period in 1999 was largely due to an increased demand of the Company's products worldwide. The Company improved its production flow and output to meet the greater demand for its products. Additionally, the Company introduced a new non-motorized scooter called the Kick in the 2nd Quarter of 2000.

     Gross profit decreased as a percentage of net sales to 35% in the second quarter of 2000 from 44% in 1999. The total gross profit increased $138,000 or 21%. The increase in gross margin dollars can be attributed to margins generated from increase sales dollars for the quarter. The decrease in gross margin percentage can be attributed to the Company's increased focus on dealer sales and reduced emphasis on the retail market.

     Selling expenses in the second quarter ended June 30, 2000 were $347,000 compared to the $249,000 for the second quarter ended June 30, 1999. This was an increase of $98,000 or 39% from 1999 to 2000. As a percentage of sales, selling expenses decreased from 16% of sales to 15% of sales. The increase in selling expenses can partially be attributed to the hiring of personnel to handle the expanded sales volume. Additional promotional efforts to introduce the Company's products to new markets have also added to the increase in selling expenses.

     General and administrative expenses for the quarter ended June 30, 2000 were $815,000. This was an increase of $519,000 or 175% from 1999. As a percentage of sales, general and administrative expenses increased to 36% from 20% of net sales. Expense increases during the 2nd quarter of 2000 as compared to the 2nd quarter of 1999 can be partially attributed to the hiring and retention of key management personnel to oversee and direct the Company's expanding business. Additionally in the second quarter of 2000, the Company incurred consulting costs of $29,000 specifically associated with acquisition and growth activity. Also in the second quarter of 2000, the Company amortized $38,000 towards patents, trademarks, and goodwill costs associated with acquisitions from the fourth quarter of 1999.

     Research and development expenses increased $90,000 or 118% from the 2nd quarter of 1999 as compared to the 2nd quarter of 2000. As a percentage of net sales it increased to 7% of sales in the 2nd quarter of 2000 as compared to 5% of sales in the 2nd quarter of 1999. Expense increases in the second quarter of 2000 as compared to the second quarter of 1999 were the result of increased personnel hired to assist in the development of new products.

     Interest income increased $22,000 in the second quarter of 2000 as compared to the second quarter of 1999. The increase is attributed primarily to interest income derived from proceeds from financing.


Six Months Ended June 30, 2000 Compared to Six Months Ending June 30, 1999

     Net sales for the six months ended June 30, 2000 were $4,180,000 compared with $2,677,000 in the six months ended June 30, 1999, an increase of $1,503,000 or 56%. The increase in sales is primarily attributable to increased demand for the company's products, especially in overseas markets. Additionally, the Company has added new product lines to diversify its core products available.

     Gross profit dollars increased in the second quarter of 2000 to $1,522,000 from $1,078,000 in the second quarter of 1999. The increase in gross profit dollars can directly be attributed to the increase in net sales. As a percentage of sales, gross profit decreased to 36% in the second quarter of 2000 compared with 40% in the second quarter of 1999. The decrease in gross margin percentage can be attributed to the Company's increased focus on dealer sales and reduced emphasis on the retail market.

     Selling expenses for the six months ended June 30, 2000 were $748,000 as compared to $449,000 for the six months ended June 30, 1999. This was an increase of $299,000 or 67% from 1999 to 2000. As a percentage of sales, selling expenses increased from 17% of sales to 18% of sales. Added personnel costs incurred from the San Francisco location and increased promotional efforts worldwide led to higher costs in the six months ended June 30, 2000.

    General and administrative expenses for the six months ended June 30, 2000 were $1,495,000. This is an increase of $980,000 or 190% from 1999. As a percentage of sales, general and administrative expense increased to 36% from 19% of net sales. Expense increases during the first six months of 2000 as compared to the first six months of 1999 occurred due to overall salary increases in all administrative areas due to the inflationary pressures of low unemployment. Legal and consulting costs associated with Company growth and acquisition activity contributed to $80,000 in increased expenses. Additionally, the amortization of patents, trademarks, and goodwill accounted for $70,000 in expenses during the first six months of 2000 from acquisitions completed during the fourth quarter of 1999. Additionally, the costs incurred to manage the San Francisco store accounted for $156,000 in expenses for the first six months of 2000 that were not incurred in the first six months of 1999.

     Research and development expenses increased $188,000 or 153% from the first six months of 1999 as compared to the first six months of 2000. As a percentage of net sales, research and development increased to 7% of sales in the first six months of 2000 as compared to 5% of sales in the first six months of 1999. Increased personnel and facilities costs incurred to accommodate new product development and improve existing products led to higher costs in the first six months of 2000.

     Interest income increased $58,000 in the first six months of 2000 as compared to the first six months of 1999. This increase is attributed primarily to interest income derived from proceeds from financing.

     Other expense decreased $72,000 from the first six months of 1999 to the first six months of 2000. This decrease can be primarily attributed to the completion of the amortization of the fair value of warrants issued to an investment banker for securing equity financing for the Company during 1999.


Liquidity and Capital Resources

     The Company used cash from operations of $766,000 and provided cash from operations of $11,000 during the six months ended June 30, 2000 and 1999 respectively. Cash used in operations in the first six months of 2000 was the result of the net loss incurred for the period of $960,000, offset by net non-cash expenses of $196,000, and the net change in operating assets and liabilities resulting in a further use of cash of $2,000. Cash provided from operations for the first six months of 1999 was the result of the net loss incurred for the first six months of $67,000, offset by net non-cash expenses of $796,000, and the net change in operating assets and liabilities resulting in a use of cash of $718,000.

     Investing activities used cash of $411,000 and $139,000 during the first six months ended June 30, 2000 and 1999 respectively. The uses of cash were for the purchase of fixed assets and patents, and the acquisition of additional technology.

     Financing activities provided cash of $192,000 and $2,702,000 during the first six months ended June 30, 2000 and 1999 respectively. In both years, the cash provided by financing activities resulted from the sales of common stock, $217,000 and $3,568,000 for the first six months ended June 30, 2000 and 1999 respectively, offset by principal payments on outstanding debt.

     At June 30, 2000, the Company had cash and cash equivalents of $2,199,000 as compared to $3,049,000 at June 30, 1999. At June 30, 2000, the Company had working capital of $3,854,000 as compared to working capital of $4,267,000 at June 30, 1999. The decreases in both cash and working capital in the first six months of 2000 from the first six months of 1999 are mostly due to the losses incurred by the Company during the period. The Company, at present, does not have a credit facility in place with a bank or other financial institution. Additionally on July 19, 2000 the Company received $3 Million in new Preferred stock financing from Union Atlantic Capital L.C. The Company believes that the cash on hand at June 30, 2000, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

         The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, improving and increasing distribution channels, establishing company owned and franchised ZAP stores, introducing new products, improving existing product lines and developing of strong corporate infrastructure.

Seasonality and Quarterly Results

     The Company's business is subject to seasonal influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March, in the U.S. As the company is marketing worldwide, it is not impacted 100% by U.S. seasonality.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      On June 24, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders were requested to approve the following proposals, and approval was received on each item:

|X|      To elect the six Directors, Gary Starr, Doug Wilson, Lee Sannella, William D. Evers, John R. Dabels, and
         Robert Swanson, nominated to serve until the next Annual Meeting of Shareholders and until their
         Respective successors are elected and qualified.     For:    3,936,009   Withhold Authority:  108,765

|X|      To approve an amendment to the Articles of Incorporation to increase the authorized Common Stock of the
         Company to 20,000,000.        For:  3,162,009             Against:   115,268   Abstain:    56,724

|X|      To approve amendments to the Company's 1999 Stock Option Plan increasing the pool available for options
         to 1,500,000 shares of Common Stock.    For:   3,883,467   Against:   149,292     Abstain:    12,923

|X|      To approve an amendment to the Articles of Incorporation to authorize 10,000,000 shares of Indeterminate
         Preferred Stock.           For:   3,066,404          Against:   258,779        Abstain:     10,863

|X|      To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company.
                         For:     3,975,345          Against:    63,283                 Abstain:        4,760

|X|      To approve a new set of Bylaws for the Company, which included the provision of increasing the number of
         directors from 5-7 to 5-9.           For:       4,044,774              Against:      75,000

|X|      To accept the Preferred Offering from Union Atlantic
                                            For:     4,044,774                  Against:      75,000

Item 5.  Other Information

     There were no major contracts signed during the period.

Item 6.  Exhibits and Reports on Form 8-K

         An 8-K filing was done June 5, 2000 to announce the appointment of John
R. Dabels as President as of June 1, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  ZAPWORLD.COM
-----------------------------------------------------
                  (Registrant)


     Date
         ------------------                 ------------------------------------
                                                      Gary Starr - CEO


     Date
         ------------------                 ------------------------------------
                                                   John Dabels - President