Form 10QSB
period 2000-09-30
ZAPWORLD COM
filed 2000-11-14
CIK 1024628

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

                          -----------------------------

                For the quarterly period ended September 30, 2000

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

                                      None

          Securities registered under section 12(g) of theExchange Act:

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

            5,749,592 shares of common stock as of November 12, 2000.


 Transitional Small Business Disclosure Format               Yes[ ]     No[X]

================================================================================

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAPWORLD.COM
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
         (In thousands)
                                                                                        September 30,
                                                                                           2000
-----------------------------------------------------------------------------------------------------
                                          ASSETS
CURRENT ASSETS
     Cash                                                                               $      3,536
     Accounts receivable, net of allowance for doubtful accounts of $53                        1,286
     Inventories                                                                               1,708
     Notes receivable                                                                             35
     Prepaid expenses and other assets                                                         1,236
                                                                                        ------------
                      Total current assets                                                     7,801
                                                                                        ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $489                                  507

OTHER ASSETS

      Patents, Trademarks & Copyrights,
              net of accumulated amortization of $128                                          1,440
      Goodwill, net of amortization of $14                                                     1,197
      Advances to retail stores & technology companies                                            63
      Deposits                                                                                    53
                                                                                        ------------
                Total other assets                                                             2,753
                                                                                        ------------

TOTAL ASSETS                                                                                 $11,061
                                                                                        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                   $        612
     Accrued liabilities and other expenses                                                      697
     Current maturities of long-term debt                                                         41
     Current maturities of obligations under capital leases                                        4
                                                                                        ------------
          Total current liabilities                                                            1,354
                                                                                        ------------

OTHER LIABILITIES
     Obligations under capital leases, less current maturities                                    35
     Long-Term Debt, less current maturities                                                     390
                                                                                        ------------
                      Total other liabilities                                                    425
                                                                                        ------------
TOTAL LIABILITIES                                                                              1,779
                                                                                        ------------

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 10,000,000 shares;
            issued and outstanding  2,372                                                      2,768
    Common stock, authorized 20,000,000 shares of
             no par value; issued and outstanding 5,557,100                                   13,809
    Accumulated deficit                                                                        (7032)
    Unearned compensation                                                                        (55)
                                                                                        ------------
                                                                                               9,490
     Less: notes receivable from shareholders                                                   (208)
                                                                                        ------------
                Total stockholders' equity                                                     9,282
                                                                                        ------------
Total liabilities and stockholders' equity                                              $     11,061
                                                                                        ============

The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Thousands, except share and per share amounts)
                                      Quarter ended September 30,    Nine Months ended September 30,
                                      ---------------------------    -------------------------------
                                         2000             1999          2000              1999
----------------------------------------------------------------------------------------------
NET SALES                               $3,948           $1,767        $8,128           $4,444

COST OF GOODS SOLD                       2,532            1,379         5,190            2,978
                                     ---------        ---------     ---------        ---------

GROSS PROFIT                             1,416              388         2,938            1,466
                                     ---------        ---------     ---------        ---------

OPERATING EXPENSES
     Selling                               579              280         1,327              729
     General and administrative            774              364         2,269              878
     Research and development              153               82           464              205
                                     ---------        ---------     ---------        ---------
                                         1,506              726         4,060            1,812
                                     ---------        ---------     ---------        ---------

LOSS FROM OPERATIONS                       (90)            (338)       (1,122)            (346)
                                     ---------        ---------     ---------        ---------


OTHER INCOME (EXPENSE)
     Interest income                        58               18           135               41
     Other income (expense)                (22)              (3)          (27)             (86)
                                     ---------        ---------     ---------        ---------
                                            36               15           108               45
                                     ---------        ---------     ---------        ---------

NET LOSS                                $  (54)        $   (323)    $  (1,014)        $   (391)
                                     =========        =========     =========        =========


NET LOSS ATTRIBUTABLE TO
COMMON SHARES

     Net Loss                           $  (54)        $   (323)    $  (1,014)        $   (391)
     Preferred Dividend                   (900)               -          (900)               -
                                     ---------        ---------     ---------        ---------
                                        $ (954)        $   (323)    $  (1,914)        $   (391)
                                     =========        =========     =========        =========

NET LOSS PERCOMMON SHARE

BASIC AND DILUTED                       $(0.18)        $  (0.07)    $   (0.37)        $  (0.11)
                                     =========        =========     =========        =========


WEIGHTED AVERAGE OF

 COMMON SHARES OUTSTANDING           5,265,100        4,416,200     5,213,000        3,668,000
                                     =========        =========     =========        =========

The accompanying notes are an integral part of these financial statements

                                                  3

ZAPWORLD.COM
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)
                                                                           Nine months ended September 30,
                                                                             2000                   1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              ($1,014)               ($391)
     Adjustments to reconcile net loss to net cash
       (used for) operating activities
         Depreciation and amortization                                         250                   79
         Allowance for doubtful accounts                                        18                    -
         Issuance of common stock for services rendered                         63                  805
       Amortization of unearned compensation                                    41                    -
       Changes in:
         Receivables                                                          (966)                (489)
         Inventories                                                            17                 (653)
         Prepaid expenses                                                     (933)                (314)
         Deposits                                                              (29)                 (88)
         Other assets                                                         (211)                 (59)
         Accounts payable                                                     (130)                  74
         Accrued liabilities and other expenses                                329                  303
                                                                         ---------             --------
                    Net cash (used for) operating activities                (2,565)                (733)
                                                                         ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                                   (285)                (158)
     Investment in Technology Companies                                        167                 (127)
     Purchase of Aquatic Propulsion Technologies                              (981)                   -
     Purchase of Patents from EVS                                             (162)                   -
     Purchase of ASCR - Barbary Coast                                          132                  (19)
                                                                         ---------             --------

                    Net cash (used for) investing activities                (1,129)                (304)
                                                                         ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of notes and loans payable                         409                   27
     Sale of common stock, net of stock offering costs                       1,589                3,750
     Sale of Preferred stock, net of Preferred stock offering costs          1,972                    -
     Principal repayments on long-term debt                                    (11)                   -
     Increase in capital leases                                                 26                   22
     Payments on obligations under capital leases                              (10)                  (7)
     Principal repayments on note payable                                       (6)                (889)
     Advances on Notes Receivable to shareholders                               77                    -
                                                                         ---------             --------
              Net cash provided by financing activities                      4,046                2,903
                                                                         ---------             --------

NET INCREASE IN CASH                                                           352                1,866

CASH, beginning of period                                                    3,184                  475
                                                                         ---------             --------

CASH, end of period                                                         $3,536               $2,341
                                                                         =========             ========

The accompanying notes are an integral part of these financial statements

ZAPWORLD.COM
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)
                                                                                           Unearned           Note
                                   Common Stock       Preferred Stock    Accumulated     Compensation      Receiveable
                                 Shares    Amount     Shares    Amount     Deficit       & Services      from Shareholder    Total
                                 ------    ------     ------    ------     -------       ----------      ----------------    -----
Balance, December 31,1999        5,109     $12,503       0        $0      ($5,118)           ($96)            ($285)        $6,554
  Issuance of Common Stock:
        Cash                         3          14                                                                              14
        Cashless Conversion
            of Warrants             59                                                                                           -
        Employee Stock
            Purchase Plan            1           9                                                                               9
        Services                    11          60                                                                              60
        Acquisitions               120         726                                                                             726

  Issuance of Preferred Stock:
        Cash                                             3     2,600                                                         2,600

Beneficial Conversion Feature
  on Preferred Stock                                             900         (900)                                               -

  Conversion of Preferred Stock
     to Common Stock               156         735      (1)     (732)                                                            3

  Exercise of employee stock
     options                        74          86                                                                              86
  Exercise of non-employee
     stock options                  24         126                                                                             126

 Amortization of Unearned
     compensation                                                                              41                               41

  Note receivable from
     shareholders                                                                                                77             77


  Net Loss                                                                 (1,014)                                          (1,014)
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 2000      5,557     $13,809       2    $2,768      ($7,032)           ($55)            ($208)        $9,282
                                 =================================================================================================



The accompanying notes are an integral part of these financial statements

                                                                          5

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

The financial statements presented herein as of September 30, 2000, and for the three months and nine months ended September 30, 2000 and September 30, 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Potentially dilutive securities of 1,289,900 have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) Principals of Consolidation - The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.

 (3)    Description of Securities

On May 22, 2000, ZAPWORLD.COM's Common Stock qualified for listing on the NASDAQ SmallCap stock exchange under the stock symbo1 "ZAPP". On July 19,2000, ZAP received funding for the purchase of $3.0 million in a Preferred Stock offering from Union Atlantic L.C.. The Union Atlantic Capital L.C. investors purchased $3.0 million of Series A-1 Convertible Preferred Stock at a price of $1,000 per share. Additionally, by October 24, 2000, the Company received additional funding totaling $2.0 million from Union Atlantic Capital L.C. for Series A-2 Convertible Preferred Stock at a price of $1,000 per share. This $2.0 million preferred stock financing was received in two parts: $1,333,333.33 on October 6, 2000, and the remaining $666,666.67 on October 24, 2000. In the third quarter of 2000, the Company (1) realized $2,238 on the sale of stock to employees through a stock purchase plan and issued 257 shares; (2) realized $4,000 in proceeds from the exercise of stock options and issued 1,000 shares of common stock; (3) sold 2,600 shares of common stock and realized gross proceeds of $13,000; and
(4) issued 10,446 shares of common stock in payment for current and future services.

During the 3rd Quarter, Union Atlantic Capital L.C. converted 628 shares of Preferred Stock for 155,989 shares of Common Stock at an average conversion price of $4.35 per share.

During the third quarter of 2000, the company recorded a deemed dividend on preferred stock of $900,000. This is the result of the conversion price of the convertible preferred stock issued during the quarter being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during the third quarter as a result of the preferred stock being immediately convertible at the discretion of the holder.

On July 31, 2000, ZAP issued 120,000 shares of common stock and $95,000 in cash for the acquisition by merger of Aquatic Propulsion Technology, Inc. (APT), a Florida electric sea scooter company. ZAP acquired all technology, including five patents on electric sea scooters, assets and current operations including $465,700 in liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). ZAPWORLD.COM (the "Company" or ZAP) desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Overview

The Company designs, assembles, manufactures and distributes electric scooters, electric bicycle power kits, electric bicycles, aquatic propulsion, and other personal electric transportation vehicles. The Company manufactures several electric motor kits. The electric motor kit manufacturing and installation of the motor systems to the bicycles and scooters is done at its Sebastopol location. The aquatic propulsion vehicles are primarily assembled at its Florida location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has a contractual relationship with Smith & Wesson who provides the Company with Law Enforcement Bicycles. The Company has agreed to purchase at least 250 bikes from Smith & Wesson in exchange for specific exclusive distribution and pricing rights.

The Company as of September 30, 2000 had a $3,660,000 sales backlog. The Company expects to fill these orders within the next 75 days.

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

On July 1, 2000 ZAP completed its acquisition by merger of Aquatic Propulsion Technology, Inc. (APT), a Florida electric sea scooter company. The merger documents were filed with the California Secretary of State on August 8, 2000. ZAP acquired all technology, including five patents on electric sea scooters, assets, current operations from APT in exchange for 120,000 shares of ZAP common stock, $95,000 in cash and the assumption of APT's liabilities to the extent of $465,700.

On July 19, 2000, ZAP sold $3.0 million of a Preferred Stock offering to Union Atlantic Capital L.C. The Union Atlantic Capital L.C. investors purchased $3.0 million of Series A-1 Convertible Preferred Stock at a price of $1,000 per share. Additionally, by October 24, 2000, the Company sold an additional $2.0 million Series A-2 Convertible Preferred Stock at a price of $1,000 per share to Union Atlantic Capital L.C.

On August 14,2000, ZAP announced that it had signed an agreement to form a joint venture with Ningbo Topp Industrial Co. Ltd. of China. The purpose of the joint venture will be for manufacturing and distributing electric vehicles in China, starting with the ZAPPY scooter. Under the terms of the joint venture, the joint venture company will purchase key components from ZAP, assemble and distribute the ZAPPY in China, and pay ZAP a royalty on each electric scooter sold in China. Additionally, ZAP will receive a share of the profits from the joint venture. As of September 30, 2000 the joint venture has not been formed.

On October 6, 2000, ZAP completed its purchase of Electric Motorbike Inc. The Company issued 140,000 shares of its common stock and $135,000 in cash as the final purchase price.

Results of Operations

         The following table sets forth,  as a percentage of net sales,  certain items included in the Company's Income Statements (see Financial  Statements and
Notes) for the periods indicated:
                                                            Quarter ended September 30,  Nine months ended September 30,
                                                                2000          1999            2000            1999
                                                            ------------  ------------   ---------------  --------------
     Statements of Income Data:
         Net sales........................................       100.0%      100.0%          100.0%          100.0%
         Cost of sales....................................        64.1        78.0            63.9            67.0
         Gross profit.....................................        35.9        22.0            36.1            33.0
         Operating expenses...............................        38.1        41.1            49.9            40.8
         Loss from operations.............................        (2.2)      (19.1)          (13.8)           (7.8)
         Other income (expense)...........................         0.9         0.8             1.3            (1.0)
         Loss before income taxes.........................        (1.3)      (18.3)          (12.5)           (8.8)
         Provision for income taxes.......................         0.0         0.0             0.0             0.0
         Net Loss.........................................        (1.3)      (18.3)          (12.5)           (8.8)

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Net sales for the quarter ended September 30, 2000, were $3,948,000 compared to $1,767,000 in the prior year, an increase of $2,181,000 or 123 %. The increase in sales in 2000 over the same period in 1999 was largely due to an increased demand of the Company's products worldwide. The Company improved its production flow and output to meet the greater demand for its products. Additionally, the introduction of the new non-motorized scooter called the Kick and acquisition of the electric seascooter company generated increased revenues.

     Gross profit increased as a percentage of net sales to 36% in the second quarter of 2000 from 22% in 1999. The total gross profit increased $ 1,028,000 or 265 %. The increase in gross margin dollars can be attributed to margins generated from increased sales dollars from new and existing products for the quarter. The increase in gross margin percentage can mainly be attributed to the Company's improved efficiencies within production and distribution of all products. In addition, the Company has increased its emphasis on margins as well as sales.

     Selling expenses in the third quarter ended September 30, 2000 were $579,000 compared to the $280,000 for the third quarter ended September 30, 1999. This was an increase of $299,000 or 107% from 1999 to 2000. As a percentage of sales, selling expenses remained constant at 16% of sales. The increase in selling expenses can partially be attributed to the hiring of personnel to handle the expanded sales volume. Additional promotional efforts to introduce the Company's products to new markets have also added to the increase in selling expenses.

     General and administrative expenses for the quarter ended September 30, 2000 were $774,000. This was an increase of $410,000 or 113% from 1999. As a percentage of sales, general and administrative expenses decreased to 20% from 21% of net sales. Expense increases during the third quarter of 2000 as compared to the third quarter of 1999 can be partially attributed to the hiring and retention of key management personnel to oversee and direct the Company's expanding business. Additionally in the third quarter of 2000, the Company incurred consulting and legal costs of $76,000 specifically associated with prior period acquisitions. Also in the third quarter of 2000, the Company amortized $40,000 towards patents, trademarks, and goodwill costs associated with acquisitions from the fourth quarter of 1999.

     Research and development expenses increased $71,000 or 87% from the 3rd quarter of 1999 as compared to the 3rd quarter of 2000. As a percentage of net sales, expenses decreased to 4% of sales in the 3rd quarter of 2000 as compared to 5% of sales in the 3rd quarter of 1999. Expense increases in the third quarter of 2000 as compared to the third quarter of 1999 were the result of increased personnel hired to assist in the development of new products.

     Interest income increased $40,000 in the third quarter of 2000 as compared to the third quarter of 1999. The increase is attributed primarily to interest income derived from proceeds from financing.

Nine Months Ended September 30, 2000 Compared to Nine Months Ending September 30, 1999

     Net sales for the nine months ended September 30, 2000 were $8,128,000 compared with $4,444,000 in the nine months ended September 30, 1999, an increase of $3,684,000 or 83%. The increase in sales, both domestically and overseas, is primarily attributable to increased production of the company's products. Additionally, the Company has added new product lines to diversify its core products available.

     Gross profit dollars increased in the third quarter of 2000 to $2,938,000 from $1,466,000 in the third quarter of 1999 an increase of $1,472,000 or 100%. The increase in gross profit dollars can be attributed to the increase in net sales and greater cost controls. As a percentage of sales, gross profit increased to 36% in the third quarter of 2000 compared with 33% in the third quarter of 1999. The increase in gross margin percentage can be directly attributed to the Company's increased efficiencies with its production processes.

     Selling expenses for the nine months ended September 30, 2000 were $1,327,000 as compared to $729,000 for the nine months ended September 30, 1999. This was an increase of $598,000 or 82% from 1999 to 2000. As a percentage of sales, selling expenses remained constant at 16% of sales. Added personnel costs incurred from the San Francisco location and increased promotional efforts worldwide led to increased costs in the nine months ended September 30, 2000.

     General and administrative expenses for the nine months ended September 30, 2000 were $2,269,000. This is an increase of $1,391,000 or 158% from 1999. As a percentage of sales, general and administrative expense increased to 28% from 20% of net sales. Expense increases during the first nine months of 2000 as compared to the first nine months of 1999 occurred due to overall salary increases in all administrative areas due to the pressures of low unemployment. Legal costs incurred from acquisitions and costs of options associated with operational consulting contributed to $156,000 in increased expenses. Additionally, the amortization of patents, trademarks, and goodwill accounted for $110,000 in expenses during the first nine months of 2000 from acquisitions completed during the fourth quarter of 1999. Furthermore, the costs incurred to manage the San Francisco store accounted for $236,000 in expenses for the first nine months of 2000 that were not incurred in the first nine months of 1999.

     Research and development expenses increased $259,000 or 126% from the first nine months of 1999 as compared to the first nine months of 2000. As a percentage of net sales, research and development increased to 6 % of sales in the first nine months of 2000 as compared to 5% of sales in the first nine months of 1999. Increased personnel and facilities costs incurred to accommodate new product development and improve existing products led to higher costs in the first nine months of 2000.

     Interest income increased $ 94,000 in the first nine months of 2000 as compared to the first nine months of 1999. This increase is attributed primarily to interest income derived from proceeds from financing.

     Other expense decreased $ 59,000 from the first nine months of 1999 to the first nine months of 2000. This decrease can be primarily attributed to the completion of the amortization of the fair value of warrants issued to an investment banker for securing equity financing for the Company during 1999.

Liquidity and Capital Resources

     The Company used cash from operations of $2,565,000 and $733,000 during the nine months ended September 30, 2000 and 1999 respectively. Cash used in operations in the first nine months of 2000 was the result of the net loss incurred for the period of $1,014,000, offset by net non-cash expenses of $372,000, and the net change in operating assets and liabilities resulting in a further use of cash of $1,923,000. Cash used in operations for the first nine months of 1999 was the result of the net loss incurred for the first nine months of $391,000, offset by net non-cash expenses of $884,000, and the net change in operating assets and liabilities resulting in a use of cash of $1,226,000.

     Investing activities used cash of $1,129,000 and $304,000 during the first nine months ended September 30, 2000 and 1999 respectively. The uses of cash were for the purchase of fixed assets and patents, and the acquisition of additional technology.

     Financing activities provided cash of $4,046,000 and $2,903,000 during the first nine months ended September 30,2000 and 1999 respectively. In both years, the cash provided by financing activities resulted from the sales of common and preferred stock, $3,561,000 and $3,750,000 for the first nine months ended September 30, 2000 and 1999 respectively, offset by principal payments on outstanding debt.

       At September 30, 2000, the Company had cash and cash equivalents of $3,536,000 as compared to $2,341,000 at September 30, 1999. At September 30, 2000, the Company had working capital of $6,447,000 as compared to working capital of $3,970,000 at September 30, 1999. The increases in both cash and working capital in the first nine months of 2000 from the first nine months of 1999 are mostly due to the equity financing raised during the year. The Company, at present, does not have a credit facility in place with a bank or other financial institution. Additionally, by October 24, 2000, the Company sold an additional $2.0 million in Preferred Stock financing to Union Atlantic Capital L.C. The Company believes that the cash on hand at September 30, 2000, will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

     The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, improving and increasing distribution channels, establishing ZAP franchised stores, introducing new products, improving existing product lines and developing a strong corporate infrastructure.

Seasonality and Quarterly Results

     The Company's business is subject to seasonal influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March, in the U.S. As the company is marketing worldwide, it is not impacted 100% by U.S. seasonality.

Inflation

     A majority of the Company's raw materials are sourced from stable cost competitive industries. As such, the Company does not foresee any material inflationary trends for its raw material sources.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There were no legal proceedings.

Item 2.  Changes in Securities

     There were no changes in rights of securities holders.

Item 3.  Defaults Upon Senior Securities

     There were no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote of security holders.

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

                  ZAPWORLD.COM
-----------------------------------------------------
                 (Registrant)


Date
         ------------------       ----------------------------------------------
                                           Gary Starr - CEO


Date
         ------------------       ----------------------------------------------
                                           John Dabels - President