Form 10KSB40
period 2000-12-31
ZAPWORLD COM
filed 2001-03-29
CIK 1024628

====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $12,443,000

The aggregate market value of the Company's voting common stock held by non-affiliates as of March 26, 2001, based on the average Bid and Ask price on that date was $7,912,100.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

6,039,817 shares of common stock as of March 26, 2001.

      ====================================================================

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


         Item 4.      Submission of Matters to a Vote of Security Holders


                                     Part II


         Item 5.      Market for Common Equity and Related Stockholder Matters


         Item 6.      Management's Discussion and Analysis


         Item 7.      Financial Statements


         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial isclosure


                                    Part III


         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         .
         Item 10.     Executive Compensation


         Item 11.     Security Ownership of Certain Beneficial Owners and
                      Management

         Item 12.     Certain Relationships and Related Transactions

         Item 13.     Exhibits and Reports on Form 8-K

                                     Part I


Item 1.     Description of Business


The information on Form 10-KSB contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management.

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

The Company was established to develop low cost electric vehicles to provide alternative modes of transportation as a means of providing relief from the emissions associated with gas powered vehicles and to become a leader in the emerging light electric vehicle industry. The Company's objective is to leverage its proprietary technology and name recognition to serve a number of high potential markets in the electric bicycle, electric scooter, and other light electric vehicle transportation industries. Since the Company's management believed that the primary barrier to widespread use of electric vehicles was their high cost, the Company's activity and revenue was initially derived from development contracts from domestic government agencies and a foreign private entity. These contracts were set up to develop low-cost Zero Air Pollution (or
ZAP) type electric vehicles. The Company continues to focus its research efforts on making electric vehicles cost effective, while developing an international distribution network for personal vehicle products.

The Company is developing proprietary technologies that are important elements of the ZAP brand of personal electric vehicles. Each of these components will be marketed under the ZAP brand name. In addition to new electric vehicles, ZAP is currently focusing its development efforts on a new generation of microprocessor drive controllers. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the Electrical Vehicle Industry and strategic alliances with certain manufacturers.

ZAP is also initiating programs in the alternate energy market.

B.    Business of Issuer

The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, that have fundamental practical and environmental advantages over available internal combustion modes of transportation, that can be produced commercially on an economically competitive basis. In 2000, the Company continued to enhance and broaden its electric vehicle product line.

The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. The Company also installs the motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors. The Company is the U.S. distributor of the Electricycle(TM) scooter that is imported from Taiwan. Additionally, the Company is a distributor of an electric motorcycle known as the Lectra(TM). The Company also has agreements to distribute the Electric Pedi-Cab, the E-Kart, an electric go-kart, and the Lepton, an Italian manufactured electric motor scooter.

The Company manufactures several electric motor vehicle kits. The electric motor kit manufacturing and installation of the motor systems to the bicycles is done at its Sebastopol location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. The Company is primarily using one company for its motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has developed long-term purchase arrangements with its key vendors.

The Company has been granted exclusive market rights in selective electric vehicle markets from Evercel Corporation in exchange for specifying the Evercel(TM) battery in an electric vehicle made by the Company. The Company has no other contractual agreements with any of its other vendors.


Environmental Initiatives and Legislation

Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets mandates for the introduction of electric vehicles. In 2003 the State of California will require that 4% of the cars offered for sale are electric. However, there is strong political opposition to this mandate. Other states, such as the State of Arizona, currently offer tax credits for electric vehicles. Foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As ZAP commercializes new transportation technology, it has been required to expend Company resources in educating legislators of the benefits of these vehicles. On January 1, 2000, a new law that was sponsored by ZAP and creates guidelines for the legalized use of light electric scooters such as the ZAPPY(R) went into effect in the State of California.

In May 2000, the Company received a $67,000 grant from the California Energy Commission (CEC) for a Neighborhood Electric Vehicle (NEV) demonstration. The grant is one of only four sponsored by the CEC, funding which comes from the State's Petroleum Violation Escrow Account. The funding was used to purchase seven NEVs that will be used within the City of Sebastopol, California by City employees, rented by tourists and visitors, and for testing as a downtown shuttle service.

Although many government agencies are concerned about rising global air pollution, it is expected that the Company will need to continue to expend considerable resources in the future in the governmental process, and there cannot be assurance that the current favorable governmental climate for these zero emission vehicles will remain in the future.

Research and Product Development

The nature of the Company's business has required and will continue to require expenditures for research and product development. The development and introduction of new products are essential to establishing and maintaining competitive advantage. A series of exciting and innovative products have been developed or were under development in 2000. For some of the new introductions the Company has entered into exclusive distribution arrangements with the manufacturers. During the current year, the Company has developed or arranged for the distribution of the following Products:

ZAPPY(R) JR.-Which was designed specifically for kids six to ten, it was modeled after the very popular ZAPPY adult electric scooter. The ZAPPY JR. is the only electric scooter on the market targeted to this demographic segment. It answers the demand for a safer electric scooter for younger children. With a top speed of 8MPH, a hand brake, and a molded plastic body, ZAPPY JR. is specifically designed to be a toy for kids, not for adults.

ZAPPY TURBO - The new ZAPPY TURBO is an improved version of the Company's ZAPPY folding electric scooter. The ZAPPY TURBO's new electric propulsion system offers improved acceleration and hill climbing, and has a "hi-performance" mode that allows the scooter to reach speeds of 19.5 MPH.

SWIMMY (TM)- Which was designed to give swimmers and snorkelers a boost in the open water or to enjoy in a pool. It's as simple as grabbing onto the handles and pulling a switch for an effortless ride through the water with a quiet electrical assist. While ZAP already manufactures a Sea Scooter for scuba divers, the strong interest in this product received thus far, indicates a demand for a swimming pool version for children and fitness swimmers. The Company's new SWIMMY water scooter was recently chosen as a finalist at the NASDAQ Sports Product of the Year, an annual competition held during the Super Show in Las Vegas which is owned and operated by the Sporting

Goods Manufacturers Association. The SeaScooter products were acquired in July 2000, with the acquisition of Acquatic Propulsion Technology.

POWERSKI(R)- This Powerful design offers skaters a new form of transportation, exercise and pure skating fun. The two-wheeled device pulls the rider like a water skier via two flexible poles that allow a skiing motion. With a top speed of 15MPH, the POWERSKI can easily turn any paved surface into a downhill skiing environment. This device was first developed by Electric Vehicles Systems, an entity purchased by the Company in the first quarter of 2000.

Lectra Motorbike - Through a recent acquisition, ZAP has one of the only electric motorcycles in production today. The LECTRA offers superior acceleration, braking and handling, and the advanced electric drive system is accurately controlled from the fingertips.

Powerbike(R) - Which is primarily a mountain bike with a new and improved electric motor attached. It was designed to appeal to the low cost mass merchant.

Electric Pedi-Cab - This innovative vehicle enables a regular pedi-cab to travel electronically at speeds of up to 15 MPH. The Company has signed an exclusive distributor arrangement with the manufacturer of this product.

LEPTON - This electric vehicle is similar to a gas 50cc type scooter with a top speed of 30 miles per hour. The Company is the distributor for the Italian scooter company and expects sales primarily in resort and university Localities.

E-Kart - This electric go-kart is especially geared to children. Parents will feel more comfortable with the battery-powered go-karts because they are easier starting, do not use fuel, and includes a speed control allowing them to limit the top speed, from 5 to 28 MPH. Also electric go-karts work well with the increasingly popular indoor tracks since they don't create any emissions or noise.

Microprocessor drive controllers- The Company is working to develop a series of low cost proprietary motor controller microprocessors for all of its electric vehicles, which is believed to increase efficiency and lower costs of operation.

Company funded research and development expense charged to operations in fiscal years 2000 and 1999 was $698,800 and $364,600 respectively.

Sources and Availability of Raw Materials

Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on the Company's manufacturing operations.

Licenses, Patents and Trademarks

The Company has a number of patents and trademarks covering its electric vehicles. The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30, 1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). On December 15, 1998, the Company was issued a third United States Patent for its ZAPPY scooter (Patent #5,848,660). On November 14, 2000, The Company was issued a design patent on its ZAPPY(R) scooter (Des. No. 433,718).

ZAP also holds several trademarks: the trademark ZAP(R)was assigned to the Company on September 23, 1994, (Reg. No. 1,794,866); the ELECTRICRUIZER(R)mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R)mark was registered on March 21, 2000 (Reg No. 2,330,894); the POWERBIKE(R)mark was registered on June 1, 1999 under (Reg. No. 2,248,753). The trademark ZAPWORLD.COM(R)was registered on July 25, 2000 (Reg.No. 2,371,240); the trademark ZAP Electric Vehicle Outlet(R)was registered on March 28, 2000 ( Reg. No. 2,335,090) and the mark Zero Air Pollution(R)was registered on February 28, 2000 (Reg No. 2,320,346).

The Company also acquired two patents as the result of the emPower acquisition in December, 1999. One patent was for the powered roller skates (Patent #6,059,062) and another for the powered skateboard (Patent #6,050,357).

The company acquired all of the assets of Electric Vehicles Systems Inc, including the PowerSki(R), trademark (registration #2,224,640) and two U.S. Patents, (Patent #5,735,361) and (Patent #5,913,373). The Company also has a patent for the Powered Scooter (Patent #115,434). With the purchase of Aquatic Propulsion Technology Inc., on July 1, 2000, the Company acquired the following five patents: submersible marine vessel issued June 13, 1995 (Patent #5,423,278), personal submersible marine vehicle issued June 3, 1997 (Patent # 5,634,423), submersible marine vessel issued on April 19, 1994 (Patent # 5,303,666) scuba scooter issued on May 31, 1994, (Patent Des 347,418) scuba scooter issued June 6, 1995 (Patent Des 359,022). The Company also has several copyright registrations for various advertisements that it uses to promote its products.

The Company has an exclusive licensing agreement with Lucas Films Licensing Division for the use of the trade name STARWARSTM and STAPTM in the classification of electric scooters.

Backlog

The Company has a $6.4 million backlog of orders and purchase contracts in hand for electric vehicles as of March 26, 2001. The Company expects to fill its entire backlog within the current fiscal year.

Competitive Conditions

The competition to develop and market electric vehicles has increased during the last year and is expected to continue to increase. The electric bicycle industry has four (4) major manufacturers and a large group of small companies. The major manufacturers are Honda, Suzuki, Sanyo and Yamaha. They mainly sell products to Japan and Europe. The other group of manufacturers is much smaller in size and sales volume. These manufacturers have products that sell into the U.S., European, and Asian markets. In order to penetrate the vast Asian market, the Company formed a joint venture in 2000 with Ningbo Topp Industrial Co. Ltd of China to manufacture and distribute electrical vehicles in China.

There are also other manufactures, both large and small, of personal electric vehicles. The principal competitive advantages of the Company are its ownership of fundamental technology, its ability to be a low cost manufacturer through domestic and international connections, and its distribution network. In order to ensure that the Company can maintain its competitive cost advantage, plans are under way to transition nearly all of its production facilities to lower cost Taiwanese outside contract manufacturers. It is anticipated that by the end of the second quarter of 2001 this goal should be affected. Such a move will also enable the Company to concentrate on its marketing and sales efforts. The Company also currently benefits from its high name recognition in the electric vehicle industry coupled with a rapidly developing business on its Internet website ZAPWORLD.COM. The Company offers one of the broadest lines of personal electric vehicles currently available. According to published reports, the Company believes it currently holds the leading electric bicycle and scooter market position in the United States.

Employees

As of March 26, 2001, the Company had a total of 81 employees. This is an increase of 3 employees from 2000. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the electric vehicle industry. The loss of services of any of its officers or key employees, or its inability to hire and retain a sufficient number of qualified employees, will harm the Company's business.

Item 2.     Description of Property.

The chart below contains a summary of our principal facilities.

Location             Use                                   Number of Square Feet
--------             ---                                   ---------------------
117 Morris Street    Office and Motor Assembly                      6,500
111 Morris Street    Machine Shop                                   3,000
7190 Keating         Production                                    10,000
6780 Depot           Office, Production, and R & D                  5,000
6784 Depot           Engineering                                    4,200
2715 Hyde Street     Retail/Rental Store                            8,000
984 SW 13th Court    Office, Distribution and Warranty Center       3,100


All of the above buildings, except Hyde Street in San Francisco, California and 984 SW 13th Court, Pompano Beach, Florida, are located in Sebastopol, California. The Company leases all of its manufacturing, research and office facilities. All of the leases are term leases and none include options to purchase. The Company's property consists primarily of manufacturing equipment and office computer systems. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlords. The Company owns the basic tools, machinery and equipment necessary for the conduct of its production, research and development, and vehicle prototyping activities. Management believes that the above facilities are generally adequate for present operations. In the fourth quarter of 2000, the Company decided to close its retail outlet and to use the experience gained to promote franchising activities. The Hyde Street location, whose lease expires at the end of the first quarter of 2001, has been sublet to an outside third party. The Company is coordinating with various individuals to franchise several retail stores in California by the end of second quarter of 2001.


Item 3.     Legal Proceedings

The Company is currently involved in a lawsuit against Mastershine USA, Inc., and its related affiliates and subsidiaries ("Mastershine"), over alleged copyright, patent, and trademark infringement regarding Mastershine's importation and sale of electric scooters that are substantially similar to the Company's ZAPPY(R) electric scooter. Upon the discovery of Mastershine's potentially infringing electric scooters, an attempt was made to negotiate a business solution. Prior to a business solution , however, Mastershine filed a lawsuit in December 2000 in federal court seeking declaratory relief. Since that time the Company has filed a cross-complaint seeking unspecified damages and equitable relief, and has filed a motion for preliminary injunction against Mastershine.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year-end December 31, 2000.


                                     Part II


Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

The Company's Common Stock has been listed in the NASDQ Small Cap stock exchange under the symbol "ZAPP" since May 22, 2000. From March 11, 1998 to May 22, 2000, the Company's Common Stock was listed on the NASD OTC Bulletin Board under the symbol "ZAPP". Before this there was no public market for the Company's Common Stock.

 As of March 26, 2001, there were 6,039,817 shares of Common Stock outstanding held by 1,911 shareholders. The following table sets forth the high and low prices of the Common Stock as reported on the OTC Bulletin Board through the second quarter of 2000, and the high and low prices per share as reported on the NASDQ Small Cap Stock exchange for the third quarter of 2000 through March 26, 2001.

                               2001              2000                 1999
                          High     Low      High    Low          High      Low
                          ----     ---      ----    ---          ----      ---
                        (through
                        3/26/2001)

First Quarter . . . . .   $3.06   $1.28    $10.00   $8.00       $4.375   $3.0625
Second Quarter  . . . .       -       -      6.00    5.4375      8.75     4.25
Third Quarter . . . . .       -       -      5.875   5.3125      6.875    5.00
Fourth Quarter. . . . .       -       -      3.25    2.50       18.25     5.00


Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development of its business and, therefore does not anticipate paying any cash dividends in the future

Recent Sales of Unregistered Securities.

Since inception in 1994, the Company has issued or sold unregistered securities in the amounts, at the times, for the consideration and pursuant to the exemptions from registration provided by the Securities Act of 1933, as amended (the "Act"), as follows:

On June 1, 2000, pursuant to an exemption under Section 4(2) of the Act, the company granted options to purchase 200,000 shares of common stock to employees.

On June 24, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company granted an option to purchase 12,000 shares of common stock to a consultant and granted an option to purchase 161,300 shares of common stock to employees. We also issued 3,422 shares of common stock to discharge outstanding debts.

On July 19, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company issued 1,027 shares of common stock to a consultant and issued 3,400 shares of common stock to discharge an outstanding debt.

On July 19, 2000, pursuant to an exemption under Section 4(2) of the Act and an exemption provided by Rule 701 of Regulation D promulgated under the Act, the Company granted options to purchase 261,500 shares of common stock to employees.

In July 2000, pursuant to an exemption under Section 4(2) of the Act and in connection with the acquisition of Acquatic Propulsion Technology, Inc., a Bahaman corporation, the Company issued 120,000 shares of Common Stock to the shareholders of Acquatic Propulsion Technology, Inc.

In July 2000, pursuant to an exemption under Section 4(2) of the Act, the Company sold 3,000 shares of Series A-1 Preferred Stock to investors for an aggregate purchase price of $3,000,000. In connection with this sale the Company issued warrants to purchase 816,666 shares of our Common Stock.

On September 12, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company issued 800 shares of common stock to employees.

On October 6, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company granted options to purchase 7,100 shares of common stock to consultants and issued 10,940 shares of common stock pursuant to a consulting agreement and a joint venture marketing agreement.

On October 6, 2000, pursuant to an exemption under Section 4(2) of the Act and an exemption provided by Rule 701 of Regulation D promulgated under the Act, the Company granted options to purchase 9,500 shares of common stock to employees.

In October 2000, pursuant to an exemption under Section 4(2) of the Act and in connection with the acquisition of the assets of EMB, Inc., the Company issued 140,000 shares of Common Stock.

In October 2000, pursuant to an exemption under Section 4(2) of the Act, the Company sold 2,000 shares of Series A-2 Preferred Stock to investors for an aggregate purchase price of $2,000,000. In connection with this sale we issued warrants to purchase 368,323 shares of our common stock.

On December 7, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company granted options to purchase 12,500 shares of common stock to consultants and issued 2,300 shares of common stock to employees.

On December 7, 2000, pursuant to an exemption under Section 4(2) of the Act, the Company issued 2,250 shares of common stock to consultants.


Item 6.     Management's Discussion and Analysis.

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

The Company sells its electric vehicles to retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships, motorsport dealers, its dealers and mail order catalogs. Products are also available for purchase on the Company's Internet site, which is ZAPWORLD.COM. The Company sells to mail order catalogs and selected customers on various credit terms. Many of the smaller dealerships are sold a on cash on delivery basis. The Internet and retail sales are primarily paid for with a credit card or personal check before shipment of the product.

The Company's overall goal is to dominate the personal electric vehicle industry market. This goal will be obtained by a strategy of distribution and acquisition while focusing on a program of "Five P's," which include Production, Product, (Market) Penetration, Personnel, and Profitability. The Company's primary growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through mass retail organizations and wholesale distributors both domestically and overseas, by setting up and acquiring retail outlet stores that specialize in electric vehicle transportation as well as franchise stores to assist in the retail arena. Strategic alliances with leaders in the industry are also of equal importance. The Company intends to increase its production capability to meet the increasing demand for its product. The Company will continue to develop the products so that it is the low cost leader in the industry. Product improvements, new product introductions, and the expansion of the ZAP electric outlet franchise network will continue to enlarge ZAP's presence in the electric vehicle industry. The Company intends to move the majority of its production activities overseas to contract manufacturers, which will maximize cost savings and enable it to focus on sales and distribution of its products.

In order to affect its plan, the Company completed the following acquisitions and strategic alliances during the year 2000:


1. Acquired Electric Vehicles Systems, Inc. which provided the Company with access to the patented technology for the Powerski(R). The Powerski is a recreational transportation product for inline skating that the Company began marketing in the second quarter of 2000.

2. Alliance with the battery developer Evercel. An agreement was signed to jointly produce a line of premium products using the best of ZAPWORLD's technology combined with EVERCEL's premium Nickel-Zinc batteries. Under the terms of the agreement, ZAPWORLD will install EVERCEL's premium performance Nickel-zinc battery in a high-end version of ZAP's LECTRA (R) electric motorcycle.

3. The Company signed a two year agreement with Smith and Wesson to provide bicycles manufactured by S&W with the patented ZAPWORLD .COM electric motor system. These bikes will be targeted to law enforcement agencies.

4. Acquisition of Aquatic Propulsion Technology, Inc. (APT) a Florida electric sea scooter company. Under terms of the agreement ZAPWORLD acquired all technology, assets, current operations and shares of APT in exchange for common stock of ZAPWORLD. APT holds five patents and manufactures an electric vehicle that is designed to pull a diver or swimmer through the water. Its patented design incorporates a battery powered propulsion system offering silent operation and zero emissions. By grasping the handles and squeezing on the trigger the user is pulled along the surface or even underwater. The scooter stops automatically when the trigger is released. The scooters are used for ocean diving and snokereling and as a recreational device for swimming pools and lakes.

5. The acquisition of Electric Motorbike Inc. (EMB) was completed in October, 2000. EMB first developed the LECTRA motorcycle in 1996. The LECTRA is believed to be the only production-ready electric motorcycle in the world. Under the terms of the agreement, ZAP acquired all of the assets, technology, engineering capabilities and customer contacts from EMB.

6. Co-Marketing agreement with Lucas LTD for scooters and console video game. Under the terms of the Agreement both parties have agreed to co-market the latest ZAP scooters and Lucas Learning console Game, Star Wars (R) Super Bombad Racing.

7. The Company also signed exclusive distribution agreements with the manufacturers of electric motor scooters, electric go-karts and electric pedi-cabs.

As a result of the above arrangements completed in 2000, the Company feels it is well positioned to be a dominant force in the electric vehicle marketplace for the next few years. With the introduction of the new products plus the existing line, the Company believes that it can satisfy a wide range of consumer interests.


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 were $12.4 million compared to $6.4 million in the prior year, an increase of $6 million or 93%. The Company experienced such a dramatic increase due to a vastly expanded customer base with larger retailers and distributors plus the addition of new products in 2000. Fourth quarter sales for 2000 increased $2.3 million over the fourth quarter in 1999, which can be attributable to exceptionally strong holiday sales. Internet sales were $602,800 and $259,100 in 2000 and 1999 respectively. This represented a 134% increase for 2000. A total of $1.1 million in products was sold to one customer during the year ended December 31, 2000, representing 9% of sales. In the year ended December 31, 1999, $680,000, or 11% of net sales, was sold to one customer.

Gross profit. Gross profit increased as a percentage of net sales to 37% from 31% during the year ended December 31, 2000. The increase is primarily due to product mix and is also the result of the Company's emphasis to improve product margins through greater cost controls and production efficiencies. It should also be noted that the gross profit percentage in 1999 was adversely impacted as the result of a one-time sale to a large distributor at a significant discount in the third quarter of 1999.

Selling. Selling expenses in 2000 were $2.2 million. This was an increase of $1million or 83% from $1.2 million in 1999. As a percentage of sales, selling expenses remained consistent at 18% for both 2000 and 1999. This increase was due to higher salaries and benefits as a result of expanding sales and marketing personnel and greater expenses for marketing and promotional items.

General and administrative expenses for 2000 were $3.8 million as compared to $1.9 million in 1999, which represents an increase of $1.9 million over 1999. As a percentage of sales, the General and Administrative Expenses remained fairly consistent at 30% of sales for 2000 and 1999. The current year's increase was due to higher salaries and benefits, greater expenses for consulting and temporary labor, higher depreciation and amortization expenses as a result of the current year acquisitions, increased general and liability insurance premiums which are partially calculated on net sales for the year and finally due to higher rent expense.

Research and development was $698,800 in 2000 as compared to $364,600 in 1999, which represents a $334,200 or 92% increase. As a percentage of net sales, Research and Development remained consistent at 6% in 2000 and 1999. The overall increase during the year was due to higher salary expense and greater R&D activities.

Other income increased $188,000 from $81,000 in 1999 to $269,000 in 2000. This increase can be attributed to $121,000 for higher interest earned on a commercial paper money market fund from the proceeds of the issuance of Preferred Stock. Also the Company received a $67,000 grant during the year from a state agency for a Neighborhood Electric Vehicle demonstration.

Interest Expense was $20,700 for the year ended 2000, which represents a $246,000 decrease from $267,000 in 1999, which is the result of lower outstanding debt in 2000.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 were $6.4 million compared to $3.5 million in the prior year, an increase of $2.9 million or 83%. The increase in sales was due to greater acceptance of ZAP products in the marketplace. Internet sales were $259,100 and $57,100 in 1999 and 1998 respectively. This represented a 354% increase for 1999. A total of $680,100 in products was sold to one customer during the year ended December 31, 1999, representing 11% of sales. In the year ended December 31, 1998, $617,000, or 18% of net sales, was sold to one customer.

Gross profit. Gross profit decreased as a percentage of net sales to 31% from 32%. The gross profit percentage decrease of 1% is largely due to a one-time sale to a large distributor at a significant discount in the third quarter of 1999. Direct materials were 58% of net sales for the year ended December 31, 1998, as compared to 59% of net sales for the year ended December 31, 1999.

Selling. Selling expenses in 1999 were $1.2 million This was an increase of $219,000 or 22 % from 1998 to 1999. Due to greater market acceptance through ZAP's distribution channels, selling expenses as a percentage of sales decreased from 28% to 18% of sales. Costs increased as a result of additional personnel being added to the sales force.

General and administrative expenses for 1999 were $1.9 million. This is an increase of $965,800 or 100% over 1998. As a percentage of sales, general and administrative expense increased from 28% to 30% of net sales. Expense increases during 1999 as compared to 1998 occurred due to added personnel in the administrative and accounting areas. Additionally, legal expenses of $300,000 were incurred in 1999 relating to acquisition activities and patent issues.

Research and development was $364,600 in 1999 as compared to $202,600 in 1998, an 80% increase. As a percentage of net sales, Research and Development remained consistent at 6% in 1999 and 1998. The Company invested in developing new electric vehicle products and tooling that were expected to lower manufacturing costs and broaden the ZAP product line in 2000.

Other income increased $81,000 in 1999 over 1998. This 100% increase can be attributed to interest earned on a commercial paper money fund from the proceeds of private placement investments.

Interest Expense increased $167,000, 166% in 1999 over 1998. This increase is due to higher outstanding debt in 1999.

Liquidity And Capital Resources

The Company used cash from operations of $3.7 million and $1.5 million during the years ended December 31, 2000 and 1999 respectively. Cash used in operations in 2000 was the result of the net loss incurred for the year of $1.9 million, offset by net non-cash expenses of $725,000, and the net change in operating assets and liabilities resulting in a further cash use of $2.5 million . Cash used in operations in 1999 was the result of the net loss incurred for the year of $1.7 million, which was offset by net non-cash expenses of $636,000, and the net change in assets and liabilities resulting in a further use of cash of $407,000.

Investing activities used cash of $528,000 during the year ended 2000. Investing activities used cash for the purchase of fixed assets, additional capitalized patent costs, intangibles and the purchase Electric Motorbike, Inc. In the year ended December 31, 1999, investing activities provided cash of $602,000 which was principally due to proceeds from the emPower acquisition.

Financing activities provided cash of $4.5 million and $3.6 million during the years ended December 31, 2000 and 1999, respectively. In 2000, the Company received $4.5 million in proceeds from the issuance of $5 million of Convertible Preferred Stock to a small group of private investors. The stock may be converted into common stock over a three-year period at a specified price, which is contained in the Securities Purchase Agreement between ZAPWORLD.COM and Union Atlantic. A dividend is also attached to the stock at a rate of 6% per annum. The dividend is payable in common stock or cash at the discretion of the Company on June 30 each year or when the preferred stock is converted into common shares. The investors also received warrants that expire in five years to purchase an additional 1.2 million shares of common stock at an exercise price ranging from $5.43 to $5.98. In 1999, cash was provided by the sale of common stock in the amount of $1.8 million. Cash provided by the sale of stock in 1999 was partially used to extinguish notes payable to individuals of $361,900. At December 31, 2000 the Company had cash of $3.5 million as compared to $3.2 million at December 31, 1999. The Company's working capital at December 31, 2000 was $7.1 million compared to $4.5 million at December 31, 1999. The increase in cash and working capital is primarily due to financing provided by private placement investments.

The Company believes existing cash and cash equivalents will be sufficient to meet its operating requirements for at least the next twelve months, however the Company may sell additional equity or debt securities to further enhance its liquidity position.

In February 2001, the Company filed a request with the Securities and Exchange Commission to raise up to $12 million through the offering of 2.4 million shares of common stock at a price of $5.00 per share. The Company intends to use the proceeds for the purposes of expanding their sales force, increasing their marketing and distribution capacities, expanding domestic and international business operations, acquisitions, working capital and for general corporate purposes.

The sale of additional securities could result in further dilution of the Company's stockholders percentage ownership.


Seasonality and Quarterly Results

The Company's business is subject to seasonality influences. Sales volume in this industry typically slows down during the winter months of November through March in the U.S. However, the Company is marketing worldwide and is not impacted by U.S. seasonality.

Inflation

The Company's raw materials are sourced from stable cost competitive industries. As such, the Company does not foresee any material inflationary trends for its raw material sources. However, with the low unemployment rate currently seen in Sonoma County, California, the Company expects that current wage rates will be driven up due to competitive pressures from other local manufacturing companies.

Item 7.     Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
ZAPWORLD.COM


       We have audited the accompanying consolidated balance sheet of ZAPWORLD.COM and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAPWORLD.COM and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP



San Francisco, California
March 9, 2001

                                         ZAPWORLD.COM and Subsidiaries

                                          CONSOLIDATED BALANCE SHEET

                                               December 31,2000
                                                (in thousands)

                                                    ASSETS
CURRENT ASSETS
    Cash                                                                                       $     3,543
    Accounts receivable, net of allowance for doubtful accounts of $53,000                           1,613
    Inventories                                                                                      2,898
    Prepaid expenses and other assets                                                                  696
                                                                                               -----------
             Total current assets                                                                    8,750

PROPERTY AND EQUIPMENT - NET                                                                           510

OTHER ASSETS
    Patents and trademarks, less accumulated amortization                                            1,432
    Goodwill, less accumulated amortization                                                          2,023
    Deposits and other                                                                                 112
                                                                                               -----------

             Total other assets                                                                      3,567
                                                                                               -----------

             Total assets                                                                      $    12,827
                                                                                               ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                           $       398
    Accrued liabilities and customer deposits                                                        1,167
    Current maturities of long-term debt                                                                99
    Current maturities of obligations under capital leases                                              32
                                                                                               -----------
             Total current liabilities                                                               1,696

OTHER LIABILITIES
    Long-term debt, less current maturities                                                             95
    Obligations under capital leases, less current maturities                                           31
                                                                                               -----------
                                                                                                       126
COMMITMENT

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 10,000 shares of no par value;
      issued and outstanding 4 shares                                                                1,812
    Common stock, authorized 20,000 shares of no par value;
      issued and outstanding 5,816 shares                                                           19,117
    Accumulated deficit                                                                             (9,664)
    Unearned compensation                                                                              (42)
                                                                                               -----------
                                                                                                    11,223
    Less: notes receivable from shareholders                                                          (218)
                                                                                               -----------

             Total stockholders' equity                                                             11,005
                                                                                               -----------

Total liabilities and stockholders' equity                                                     $    12,827
                                                                                               ===========

See accompanying notes to financial statements.

                                      ZAPWORLD.COM and Subsidiaries

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year ended December 31,
                                 (in thousands, except per share amounts)
                                                                                      2000          1999
                                                                                      ----          ----
Net sales                                                                          $   12,443   $   6,437

Cost of goods sold                                                                      7,860        4,446

           Gross profit                                                                 4,583        1,991

Operating expenses
    Selling                                                                             2,204        1,187
    General and administrative                                                          3,824        1,945
    Research and development                                                              699          365
                                                                                   ----------   ----------
                                                                                        6,727        3,497
                                                                                   ----------   ----------

               Loss from operations                                                    (2,144)      (1,506)

Other income (expense)
    Interest expense                                                                      (21)        (267)
    Other income                                                                          269           81
                                                                                   ----------   ----------
                                                                                          248         (186)
                                                                                   ----------   ----------

           Loss before income taxes                                                    (1,896)      (1,692)

Provision for income taxes                                                                  1            1
                                                                                   ----------   ----------

           NET LOSS                                                                $   (1,897)  $   (1,693)
                                                                                   ==========   ==========

Net loss attributable to common shares
    Net loss                                                                       $   (1,897)  $   (1,693)
    Preferred dividend                                                                 (2,649)           -
                                                                                   ----------   ----------
                                                                                   $   (4,546)  $   (1,693)
                                                                                   ==========   ==========
Net loss per common share
    Basic and diluted                                                              $    (0.85)  $    (0.43)
                                                                                   ==========   ==========
    Weighted average common shares outstanding                                          5,362        3,928
                                                                                   ==========   ==========

See accompanying notes to financial statements.

                                                   ZAPWORLD.COM and Subsidiaries

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Years ended December 31, 2000 and 1999
                                                          (in thousands)
                                           Convertible                                    Unearned     Note Receivable
                                         Preferred Stock    Common Stock    Accumulated  Compensation      From
                                          Shares   Amount  Shares   Amount    Deficit    & Services     Shareholder          Total
                                          ------   ------  ------   ------    -------    ----------     -----------          -----
Balance, January 1, 1999                       -   $    -   2,665  $ 3,811    (3,425)     $     -        $         -       $   386

 Issuance of common stock
   Cash                                                        30      178                                                     178
   Private placement, net of expense
     of $614                                                  746    1,721                                                   1,721
   Acquisitions                                               280    2,264                                                   2,264
   Advance to retail stores &
     technology co.'s                                          58      406                                                     406
   Employee stock purchase plan                                 1        6                                                       6
   Repurchase of shares                                        (2)     (11)                                                    (11)
   Services                                                    27      141                                                     141
   Litigation settlement                                        9       50                                                      50
   Conversion of Debt                                         165      665                                                     665

 Exercise of employee stock options                           559      423                                                     423
 Exercise of non-employee stock options                       571    2,000                                                   2,000

 Fair value of stock options granted to
   employees                                                    -        1                                                       1

 Fair value of stock options and warrants
   issued to non-employees                                      -      135                                                     135
 Stock options and warrants issued for
   future services                                              -      263                   (127)                             136
 Amortization of unearned compensation                                                         31                               31
 Note Receivable from shareholders                                                                              (285)         (285)

 Net loss                                                                     (1,693)                                       (1,693)
                                          ------   ------  ------  -------   -------      -------             ------       -------
Balance, December 31, 1999                     -        -   5,109   12,053    (5,118)         (96)              (285)        6,554

 Issuance of convertible preferred stock
   Series A-1 preferred stock, net of          3    2,705                                                                    2,705
    issuance cost of $295
   Series A-2 preferred stock, net of          2    1,808                                                                    1,808
    issuance cost of $192
   Common Stock warrants issued with           -   (2,292)      -    2,292                                                      -
    preferred stock
   Beneficial conversion feature of                             -    2,539                                                   2,539
    preferred stock
   Deemed dividend from preferred stock                                       (2,539)                                       (2,539)
 Issuance of common stock
   Cash                                                         3       14                                                      14
   Acquisitions                                               260    1,522                                                   1,522
   Advance to retail stores &
    technology co.'s                                           10       50                                                      50
   Employee stock purchase plan                                 1       10                                                      10
   Services                                                    11       42                                                      42
   Employee compensation                                        5       27                                                      27
   Preferred stock conversion                 (1)    (409)    250      409                                                       -
   Cashless conversion of warrants                             71                                                                -

 Exercise of employee stock options                            84       96                                                      96

 Exercise of non-employee stock options                        12       63                                                      63

 Amortization of unearned compensation                                                         54                               54

 Payment on notes receivable                                                                                      67            67

 Dividend declared on preferred stock                                           (110)                                         (110)

 Net loss                                                                     (1,897)                                       (1,897)
                                          ------   ------  ------  -------   -------      -------             ------       -------
Balance, December 31, 2000                     4   $ 1812   5,816  $19,117   $(9,664)      $  (42)            $ (218)     $ 11,005
                                          ======   ======  ======  =======   =======      =======             ======       =======

See accompanying notes to financial statements.

                                    ZAPWORLD.COM and Subsidiaries

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year ended December 31,
                                           (in thousands)
                                                                              2000           1999
                                                                              ----           ----
Cash flows from operating activities:
    Net loss                                                               $  (1,897)      $  (1,693)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                            629             124
        Issuance of common stock for services rendered                            42             141
        Issuance of common stock for litigation settlement                         -              50
        Issuance of stock options for services rendered                            -             135
        Noncash charges and settlement of debt                                     -             156
        Amortization of fair value of warrants                                    54              31
        Changes in:
          Receivables                                                         (1,260)            (69)
          Inventories                                                         (1,073)           (878)
          Prepaid expenses and other                                            (393)             24
          Deposits                                                               (18)            (13)
          Accounts payable                                                      (545)            312
          Accrued liabilities and customer deposits                              799             218
                                                                           ---------       ---------
            Net cash used in operating activities                             (3,662)         (1,462)

Cash flows from investing activities:
    Purchase of property and equipment                                          (239)           (188)
    Purchase of Electric Motorbike, Inc.                                        (100)              -
    Purchase of American Scooter and Cycle Rental                                  -             (70)
    Purchase of Big Boy Bicycles                                                   -             (15)
    Proceeds from emPower acquisition                                              -           1,033
    Purchase of intangibles                                                     (209)            (66)
    Payment advances for acquisitions                                              -             (72)
    Issuance of note receivable                                                    -             (20)
    Payments on note receivable                                                   20               -
                                                                           ---------       ---------
            Net cash provided by (used in) financing activities                 (528)            602

Cash flows from financing activities:
    Sale of preferred stock, net of preferred stock offering costs             4,513               -
    Sale of common stock, net of stock offering costs                             14           1,813
    Issuance of common stock under employee purchase plan                         10               6
    Proceeds from issuance of long-term debt                                       -            (362)
    Proceeds from exercise of stock options                                      159           2,423
    Repurchase of common stock                                                     -             (11)
    Advances on note receivable to shareholder                                     -            (285)
    Proceeds from payment of note receivable from shareholder                     67               -
    Payments on obligations under capital leases                                 (13)            (15)
    Principal repayments on long-term debt                                      (201)             -
                                                                           ---------       ---------
            Net cash provided by financing activities                          4,549           3,569
                                                                           ---------       ---------

            NET INCREASE IN CASH                                                 359           2,709

Cash, beginning of year                                                        3,184             475
                                                                           ---------       ---------

Cash, end of year                                                          $   3,543       $   3,184
                                                                           =========       =========

See accompanying notes to financial statements.

                                            ZAPWORLD.COM

                                      STATEMENTS OF CASH FLOWS

                                       Year ended December 31,
                                           (in thousands)
                                                                                      2000          1999
                                                                                      ----          ----
Supplemental cash flow information:
----------------------------------

    Cash paid during the year for:
      Interest                                                                     $      21     $      115
      Income taxes                                                                         1              1

    Non-cash investing and financing activities:
      Conversion of debt into common stock                                                 -            475
      Conversion of accounts payable into common stock                                     -             35
      Equipment acquired through capital lease obligations                                27             27
      Notes payable used to exercise stock options                                         -             32

      Issuance of common stock upon acquisition of Electric Motorbike, Inc.,
        and Aquatic Propulsion Technology                                              1,522              -

      Issuance of common stock upon acquisition of American Scooter
        and Cycle Rental, Big Boy Bicycles, and emPower Corporation                        -          2,264

      Assets and liabilities recognized upon acquisition of Electric Motorbike,
        Inc. and Aquatic Propulsion Technology
           Inventories                                                                   100              -
           Property and equipment                                                         78              -
           Other assets                                                                   19              -
           Patent                                                                        196              -
           Goodwill                                                                    1,991              -
           Accounts payable                                                              201              -
           Advances from ZAPWORLD                                                        206              -

      Assets and liabilities recognized upon acquisition of American
        Scooter and Cycle Rental, Big Boy Bicycles, and emPower Corporation
           Cash                                                                            -          1,033
           Inventories                                                                     -            214
           Prepaid expenses and other                                                      -             56
           Property and equipment                                                          -             70
           Patent                                                                          -          1,155
           Accounts payable                                                                -            131

See accompanying notes to financial statements.

                          ZAPWORLD.COM and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ZAPWORLD.COM ("the Company"), formerly the ZAP Power Systems, was incorporated in California in September, 1994. The Company designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

1.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ZAPWORLD Stores, Inc., and emPower Corporation. All significant inter-company transactions and balances have been eliminated.

2.   Revenue Recognition

     The Company recognizes income when products are shipped.

3.   Inventories

     Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

4.   Property and Equipment

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

5.   Patents and Trademarks

     Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years.

6.   Goodwill

     Goodwill consists of the excess consideration paid over net identifiable assets acquired and is amortized over ten years.

7.   Income Taxes

     The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

8.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

9.   Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and no comparable market for such note.

10.  Net Loss Per Common Share

     Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The potential dilutive securities of options and warrants of 2,859,000 and 1,304,000 in 2000 and 1999, respectively, and the conversion of preferred stock into common stock as described in Note I, have been excluded from the dilutive computations, as their inclusion would be anti-dilutive.

11.  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

12.  Segment Information

     The Company operates in one reportable segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

13.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defined derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2001. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on its financial condition or results of operations.

NOTE B - INVENTORIES

  Inventories consist of the following at December 31, 2000 (thousands):

   Raw materials                                    $    1,960
   Work-in-process                                          78
   Finished goods                                          860
                                                    ----------
                                                    $    2,898
                                                    ==========

NOTE C - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31, 2000 (thousands):

   Machinery and equipment                          $      371
   Computer equipment                                      289
   Demonstration bicycles                                   90
   Office furniture and equipment                          111
   Leasehold improvements                                   94
   Vehicle                                                 118
                                                    ----------
                                                         1,073
   Less accumulated depreciation and amortization          563
                                                    ----------
                                                    $      510
                                                    ==========

NOTE D - DEBT

     Promissory note payable in monthly installments of $6,000
     through June 30, 2001 and $7,000 per month through July 1,
     2004. Interest accrues at 10% per year. The note is
     convertible into common stock at $5.00 per share and may be converted on or before December 31, 2000. At December 31,
     2000, none of the note principal was converted (thousands).    $ 165

     Other                                                             29
                                                                    -----
                                                                      194
     Less current portion                                              99
                                                                    -----
            Long-term debt                                          $  95
                                                                    =====

     Installments due on debt principal are as follows
     (thousands):

         Year ending December 31,
         ------------------------
         2001           $    99
         2002                89
         2003                 6
                        -------
                        $   194
                        =======

NOTE E - PROVISION FOR INCOME TAXES

                                                       2000           1999
                                                    ----------     -----------
       Current tax expense (thousands)
          Federal                                   $        -     $         -
          State                                              1               1
                                                    ----------     -----------

                                                    $        1     $         1
                                                    ==========     ===========

       Deferred tax assets (liabilities)
          Tax loss carryforward                     $    2,057     $     1,820
          Inventory capitalization                        (283)            (99)
          Other                                            (37)            (71)
                                                    -----------    ------------
                                                         1,737           1,650
       Less valuation allowance                         (1,737)         (1,650)
                                                    -----------    ------------

                 Net deferred tax asset             $        -     $         -
                                                    ==========     ===========

The Company has available for carryforward approximately $4,549,000 and $2,660,000 of federal and state net operating losses, respectively, expiring through 2020 for federal purposes and 2010 for state purposes. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. The change in the valuation allowance at December 31, 2000 and 1999 was $87,000 and $435,000, respectively.

The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:

                                                 December 31,
                                                 -----------
                                            2000              1999
                                            ----              ----
   Statutory federal income tax rate          34%              34%
   State income tax rate                       6                6
   Valuation allowance                       (40)             (40)
                                            ----             ----
                                               -%               -%
                                            ====             ====

NOTE F - STOCK  OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 1999, 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1999, 1996 and 1995 Plans are 1,500,000, 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest over a two or three year period, and expire ten years after the date of grant.

    Option activity under the three plans is as follows (thousands, except per share amounts):

                                          1999 Plan                1996 Plan                    1995 Plan
                                     -----------------------   ------------------------    -------------------------
                                                   Weighted                 Weighted                     Weighted
                                                   Average                  Average                      Average
                                      Number of    Exercise     Number of   Exercise       Number of     Exercise
                                        Shares      Price        Shares      Price          Shares        Price
                                      ---------     -----       ---------    -----         ---------      -----
    Outstanding at January 1, 1999            -     $ -               364      $1.55             419      $0.56
       Granted                              481     $6.33              35      $4.06               -          -
       Exercised                             (1)    $5.00            (259)     $1.15            (299)     $0.40
       Canceled                              (1)    $5.00             (14)     $3.50             (50)     $1.00
                                      ---------               -----------                 -----------     -----

    Outstanding at December 31, 1999        479     $6.34             126      $2.85              70      $0.93
       Granted                              630     $5.17               -        -                 -          -
       Exercised                             (7)    $5.00             (52)     $1.23             (25)     $1.00
       Canceled                              (4)    $5.25               -        -                 -          -
                                      ---------               -----------                 ----------      ------

    Outstanding at  December 31, 2000     1,098     $5.71              74      $3.97              45      $1.00
                                      =========               ===========                 ==========      =====

    The weighted average fair value of options granted during the years ending
    December 31, 2000 and 1999 was $3.52 and $4.33, respectively.

    The following information applies to options outstanding at December 31, 2000:

    Plan:                                                  1999               1996             1995
                                                           ----               ----             ----

    Range of exercise prices                           $4.12 - $9.87      $1.00 - 5.25         $1.00
    Weighted average remaining life (years)                9.15               7.07             5.50
    Options exercisable                                   303,000            72,000           45,000
    Weighted average exercise price                        $5.96              $3.97            $1.00

    The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 2000 and 1999. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts (thousands, except per share amounts):

                                                  2000          1999
                                             -------------   -------------

          Net loss - as reported             $     (1,897)   $     (1,693)
          Net loss - pro forma                     (3,448)         (2,687)
          Loss per share - as reported              (0.85)          (0.43)
          Loss per share - pro forma                (1.14)          (0.68)

    The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                     2000           1999
                                                  ----------     -----------

          Dividends                                     None            None
          Expected volatility                            72%             86%
          Risk free interest rate                         6%              6%
          Expected life                              5 years         5 years

    The Company granted stock options and warrants to purchase common stock to non-employees of the company. Total granted during 2000 was 1,217,000 consisting of 1,185,000 warrants to preferred shareholders and 32,000 to other non-employees. The options and warrants have exercise prices ranging from $5.93 to $5.98. Non-employee options and warrants exercisable at December 31, 2000 is 1,607,000.

    During 1999, the Company granted a total of 1,138,000 options and warrants to purchase common stock to non-employees consisting of 671,000 in connection with the private placement, 200,000 in connection with the emPower acquisition, 100,000 in connection with placement fees and 167,000 to other non-employees. The options and warrants have exercise prices ranging from $3.02 to $6.36.

     The company recorded the non-employee options and grants based on the grant date for value in accordance with SFAS No. 123. The grant date fair value of each stock option was estimated using the Black-Scholes option-pricing model. The company recorded expense including amortization of unearned compensation in the amount of $54,000 and $166,000 for the years ended December 31, 2000 and 1999, respectively.

    Options and warrant activity for non-employees is as follows (in thousands except per share amounts):

                                                           Weighted
                                                            Average
                                                            -------

    Outstanding at 1/1/99                         126         $4.74

    Granted                                     1,138          4.58
    Exercised                                    (571)         3.50
    Forfeited                                     (64)         4.75
                                             ---------
    Outstanding at 12/31/99                       629          5.51

    Granted                                     1,217          5.55
    Exercised                                     (83)         5.45
    Forfeited                                    (121)         5.51
                                              --------
    Outstanding at 12/31/2000                   1,642         $5.37


NOTE G - MAJOR CUSTOMER

    During 2000, one customer accounted for $1,112,000 or 9% of the Company's net sales. During 1999, one customer accounted for $680,000 or 11% of the Company's net sales.

    During 2000, one vendor accounted for $3,054,000 or 44% of the Company's supplies and materials. During 1999, one vendor accounted for $799,000 or 12% of the Company's supplies and materials.

NOTE H - COMMITMENT

    The Company rents warehouse and office space under operating leases that expire through 2005. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend each lease for an additional five- year period. Rent expense under these leases were $250,000 and $125,000 in 2000 and 1999, respectively.

    Future minimum lease payments on the lease are as follows (thousands):

       Year ending December 31,

          2001                        $       388
          2002                                338
          2003                                332
          2004                                173
          2005                                 48
                                       ----------
          Total                       $     1,279
                                      ===========


NOTE I - PREFERRED STOCK

    During 2000, the Company issued 3 thousand shares of Preferred Stock Series A-1 and 2 thousand shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2 or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the 3 lowest closing price over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the 3 lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the 3 lowest closing prices over the 45 trading days prior to conversion. Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. During the year, 920 shares of preferred stock were converted into common stock. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase.

    During the year, the Company recorded a deemed dividend on preferred stock of approximately $2.5 million. This is a result of the effective conversion price of the convertible preferred stock issued during the year being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during the year as a result of all preferred stock being immediately convertible at the discretion of the holder.

    In connection with the issuance of preferred stock, the Company granted 1,185,000 warrants to purchase common stock. The warrants are immediately exercisable and have exercise prices ranging from $5.43 to $5.98.

NOTE J - ACQUISITIONS

    In October 2000, the Company purchased all assets of Electric Motorbike Inc. ("EMB") and assumed certain liabilities. The Company issued 140,000 shares of common stock at $5.68 and paid $100,000 in cash. The purchase price was allocated to assets acquired based on their estimated fair value. Results of operations for EMB have been included with those of the Company for the periods subsequent to the date of acquisition. Pro forma information is not presented as they are not significant.

       The purchase price of EMB was allocated as follows (thousands):

       Inventory               $        51
       Goodwill                        960
       Advances from ZAPWORLD          (63)
       Liabilities assumed             (53)
                                -----------
                               $       895

       Consideration paid (thousands):

       Cash                    $       100
       Common stock                    795
                               -----------
                               $       895

In July 2000, the Company purchased all assets of Aquatic Propulsion Technology, Inc. ("APT") and assumed certain liabilities. The Company issued 120,000 shares of common stock at $6.05 per share. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for APT have been included with those of the Company for periods subsequent to the date of acquisition. Pro forma information is not presented as they are not significant.

    The purchase price of APT was allocated as follows (thousands):

       Inventory               $        49
       Property & equipment             78
       Patents                         196
       Other assets                     19
       Goodwill                      1,031
       Note payable assumed           (356)
       Advances from ZAPWORLD         (143)
       Liabilities assumed            (148)
                                -----------
                               $       726
                               ===========

       Consideration paid (thousands):

       Common stock            $       726
                               ===========

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years our principal independent accountant has neither resigned (or declined to stand for re-election) nor been dismissed.

                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                   MANAGEMENT

Directors and Management
------------------------
Name                             Age       Position
----                             ---       --------
Gary Starr                        45       Director, Chief Executive Officer
Robert Swanson                    53       Director, Chairman of the Board
Doug Wilson                       40       Director
William Evers                     73       Director
Lee S. Sannella, M.D.             84       Director
Harry Kraatz                      51       Director
Andrew Hutchins                   40       Vice President Operations
Scott Cronk                       35       Vice President Business Development
Joni Arellanes                    45       Corporate Secretary

Gary Starr has been a director and executive officer since our inception in 1994, and our Chief Executive Officer since September 1999. Mr. Starr has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 50,000 electric bicycles and other electric vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

Robert E. Swanson has served as Chairman of our board of directors since 1999. Mr. Swanson is also chairman of the board, sole director, and sole stockholder of Ridgewood Capital Corporation. Mr. Swanson organized Ridgewood Power, LLC, formerly known as Ridgewood Power Corporation ("Ridgewood Power"), for the purposes of, among other things, sponsoring six investment trusts that have primarily invested in the deregulated electric power industry and in related or similar infrastructure assets. Mr. Swanson is also chairman of the board of the Ridgewood Power Growth Fund, and president, registered principal and sole stockholder of Ridgewood Securities Corporation. Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Investment Division of Morgan Guaranty Trust Company. He is a graduate of Amherst College and Fordham University Law School.

Doug Wilson has been a director of our company since 1999. Mr. Wilson was a principal of Monhegan Partners, Inc., which provided acquisition and financial advisory services for Ridgewood Power and its investment funds from October 1996 until September 1998, at which time he joined Ridgewood Power as Vice President of Acquisitions. Mr. Wilson has over 14 years of capital markets experience, including specialization in complex lease and project financing in energy-related businesses. He has a Bachelor of Business Administration from the University of Texas and a Masters degree in Business Administration from the Wharton School of the University of Pennsylvania.

William D. Evers has been a director of our company since 1999. Mr. Evers is a partner at the law firm of Foley & Lardner and is one of the leading securities law attorneys in California, specializing in private placements, Section 25102(n) offerings, Small Corporate Offering Registration, Regulation A Exemptions and Small Business Registrations. He has handled numerous mergers and acquisitions. Mr. Evers has also has extensive experience in franchising and has been the CEO or President of various business ventures. He holds a Bachelor of Arts Degree from Yale University and a Juris Doctor Degree from the University of California, Berkeley.

Lee Sannella, M.D. has been a director of our company since its inception in 1994. Dr. Sannella has been an active researcher in the fields of alternative transportation, energy, and medicine for more than 25 years and has been a founding shareholder in many start-up high technology companies. A graduate of Yale University, he maintained an active medical practice for many years in ophthalmology and psychiatry.

Harry Kraatz became one of our directors on December 7, 2000. Since investing in our business in 1998, he has provided franchise consulting and certain financial services. Beginning in June 1986, Mr. Kraatz has been the sole officer and director of The Embarcadero Group II, and T.E.G. Inc., a franchise management and financial consulting company located in San Francisco, California. Working with those companies he has provided consulting services to numerous finance and franchising companies including Montgomery Medical Ventures, Commonwealth Associates, Westminster Capital and World Wide Wireless Communications, Inc. He received a degree from SMSU in 1971.

Andrew Hutchins was appointed Vice President for Operations of our company in October 1999. He joined our company in December 1996 and since June 1997 has been our General Manager. Successful as an entrepreneur, Mr. Hutchins started, developed and managed a retail bicycle business for 11 years prior to selling it for several times his initial investment. In 1982, Mr. Hutchins received a Bachelor of Arts degree with a double major in Business Economics and Communication Studies from the University of California at Santa Barbara.

Scott Cronk was appointed Vice President of Business Development of our company in December 1999. He was the founder of Electric MotorBike, Inc. and served as its President from 1995 to 1999. Previously, as Director of Business Development & International Programs, Mr. Cronk led strategic venturing activities for U.S. Electricar, Inc. Mr. Cronk has a Bachelor of Science degree in Electrical Engineering from GMI Engineering & Management Institute (now Kettering University) and a Masters of Business Administration degree from the City University of London, England.

Joni Arellanes has been with us since 1998. Currently the Executive Administrator to the President, Vice President and CEO, Ms. Arellanes was appointed our Corporate Secretary in December 2000. Prior to joining our company, Ms. Arellanes was a program administrator for a certified autodesk training center program with over 200 locations in the United States and Canada. Ms. Arellanes holds a Bachelor of Arts degree in Environmental Studies and Planning from Sonoma State University.

Item 10  Executive Compensation.

The following tables set forth information concerning the compensation we paid for services rendered during our fiscal years ended December 31, 2000, 1999 and 1998, by the Named Executive Officers. The Named Executive Officers are our company's Chief Executive Officer, regardless of compensation level, and the other executive officers of our company who each received in excess of $100,000 in total annual salary and bonus for the fiscal years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table
                                              Annual Compensation                Long -Term Compensation

                                                                                    Awards           Payouts
                                                                           ------------------------- ---------- ------------
                                                            Other          Restricted   Stock
                                                            Annual         Stock        Underlying              All Other
                                       Salary     Bonus     Compensation   Award        Options      LTIP       Compen-
                                                                                        /SARs        Payouts    sation
Name and Principal Position    Year    ($)        ($)       ($)            ($)          (#)          ($)        ($)
------------------------------ ------- ---------- --------- -------------- ------------ ------------ ---------- ------------
Gary Starr                     1998    35,700
Chief Executive officer        1999    39,500     200                                   135,000
                               2000    59,600     700

John Dabels                    2000    69,000     700
Former President

James McGreen                  1998    37,500
Former President               1999    34,000     200                                                35,000


The following table shows all individual grants of stock options to the Named Executive Officers (as defined above) for the fiscal year ended December 31, 2000.

                             Option/SAR Grants in Last Fiscal Year (Individual Grants)
Name                           Year                Number of               % of Total             Exercise or    Expiration
                              Options        Securities Underlying     Options/SARs Granted to     Base Price      Date
                              Granted        Options/SARs Granted      Employees in Fiscal Year     ($/Sh)
-----------------------------------------------------------------------------------------------------------------------------
John Dabels                     2000             200,000                       32                      4.12       04/15/01

Compensation of Directors

Our directors do not receive any cash compensation for their service on our Board of Directors, but they may be reimbursed for certain expenses in connection with their attendance at board meetings.

Item 11  Security Ownership of Certain Beneficial Owners and Management.

The following table presents information with respect to beneficial ownership of our Common Stock as of March 26, 2001 by:

o    Each person or entity who beneficially owns more than 5% of the Common
     Stock;

o    Each of our directors;

o    Each of our Named Executive Officers; and

o    All Executive Officers and directors as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o ZAPWORLD.COM, 117 Morris Street, Sebastopol, California 95472. The table includes all shares of Common Stock issuable within 60 days of March 26, 2001 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The applicable percentage of ownership is based on 12,215,566 shares of Common Stock outstanding on a fully diluted basis as of March 26, 2001. The number of shares of Common Stock outstanding on a fully diluted basis includes 1,642,000 shares of Common Stock issuable upon the exercise of certain warrants and options to non-employees, 1,217,000 shares of Common Stock issuable upon the exercise of certain options, and 3,316,749 shares of Common Stock issuable upon the conversion of shares of our outstanding Series A-1 and A-2 Preferred Stock into shares of Common Stock.

                            Shares Beneficially Owned

Name of Beneficial Owner                         Number         Percent

The Endeavour Capital Fund, S.A.               1,989,741         16.0
P.O.B. 57116
Jerusalem 91570 Israel (1)

Celeste Trust Reg.                              533,862           4.0
C/O Trevisa-Treuhand-Anstalt
Landstrasse 8
Furstentums 9496
Balzers, Liechtenstein (2)

Esquire Trade & Finance                         534,657           4.0
Trident Chambers
P.O. Box 146
Road Town, Tortola
British Virgin Islands (3)

Douglas R. Wilson (4)                          1,250,357         10.0

Lee Sanella (5)                                  71,952            *

William D. Evers (6)                             76,723            *

Robert E. Swanson (7)                          1,250,357         10.0

Gary Starr(8)                                   520,117           4.0

Harry Kraatz (9)                                255,000           2.0

All Executive Officers and directors as a      2,174,149         18.0
group (6 persons)

* Represents beneficial ownership of less than 1%.

(1) Includes 1,989,741 shares of Common Stock issuable upon the conversion of 2328 shares of Series A-1 and Series A-2 Preferred Stock.

(2) Includes 516,862 shares of Common Stock issuable upon the conversion of 604 shares of Series A-1 and Series A-2 Preferred Stock.

(3) Includes 519,657 shares of Common Stock issuable upon the conversion of 608 shares of Series A-1 and Series A-2 Preferred Stock.

(2) These shares are held by Ridgewood Power, LLP and include 100,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 26, 2001 by Ridgewood Power, LLP. Mr. Wilson is one of our directors and a principal of Ridgewood Power, LLP. Mr. Wilson does not personally own any of our shares.

(3) Mr. Sanella is one of our directors.

(4) Includes 75,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 26, 2001. Mr. Evers is one of our directors.

(5) These shares are held by Ridgewood Power, LLP and include 100,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 26, 2001 by Ridgewood Power, LLP. Mr. Swanson is the Chairman of our board and a principal of Ridgewood Power, LLP. Mr. Swanson does not personally own any of our shares.

(6)Includes 135,000 shares of Common Stock issuable upon the exercise of incentive stock options exercisable within 60 days of March 26, 2001. Mr. Starr is our CEO and a director.

(7) Includes 210,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 26, 2001. Mr. Kraatz is one of our directors.

Item 12    Certain Relationships and Related Transactions.

Since our inception in 1994, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our Common Stock had or will have an interest, other than as described under "Management" and the transactions described below.

William D. Evers, is a member of our Board of Directors and our principal outside counsel. During our year ended December 31, 2000, Mr. Evers' law firm received $261,000 in compensation for legal services provided to us.

Item 13    Exhibits and Reports on Form 8-K.


Exhibits

Exhibit No.       Description
----------        -----------

3.1 Articles of Incorporation of ZAP Power Systems, endorsed and filed on September 23, 1994.

3.2 Certificate of Amendment to Articles of Incorporation of ZAP Power Systems, endorsed and filed on November 8, 1996

3.3 Certificate of Amendment of Articles of Incorporation of ZAP Power Systems, endorsed and filed on June 2, 1999

3.4 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed June 28, 2000

3.5 Certificate of Determination of Rights and Preferences of the Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock, endorsed and filed June 28, 2000

3.6 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed February 26, 2001

3.7       Amended Bylaws of ZAPWORLD.COM, dated June 24, 2000

10.1 Agreement and Plan of Reorganization By and Among ZAPWORLD.COM and ZAP of Santa Cruz, Inc. dated January 20, 2000.

10.2 Agreement of Merger of ZAPWORLD.COM and ZAP of Santa Cruz, Inc. dated January 20, 2000.

10.3      Plan of Reorganization for EMB, Inc. dated May 5, 2000.

10.4 Asset Purchase Agreement between ZAPWORLD.COM and American Scooter and Cycle Rentals, Inc., dated January 31, 2000.

10.5 Stock Purchase Agreement and Plan of Reorganization between ZAPWORLD.COM, Barbary Coast Pedi Cab Leasing Corporation, and Jeff Sears and Helena Sears as Trustees of the Jeff Sears and Helena Sears Revocable Trust dated January 31, 2000

10.6 Agreement and Plan of Reorganization by and among ZAPWORLD.COM and Aquatic Propulsion Technology, Inc. dated July 1, 2000.

10.7 Agreement of Merger of ZAPWORLD.COM and Aquatic Propulsion Technology, Inc. dated July 1, 2000.

10.8 Lease Agreement Between ZAPWORLD.COM and Pine Creek Properties for 6784 Sebastopol Ave. dated August 24, 2000.

10.9 Lease Agreement Between ZAPWORLD.COM and Pine Creek Properties for 6780-B Depot Street dated October 16, 2000.

23.1      Consent of Grant Thornton LLP


Reports on Form 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this report. However, on January 10, 2001 we filed a Form 8-K wherein we reported that John R. Dabels resigned as president and as a member of our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ZAPWORLD.COM
                                          (Registrant)


                                          By /s/ Gary Starr
                                            -----------------------------------
                                          (Gary Starr, Chief Executive Officer)
                                          Date  March 28, 2001
                                                -------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date


/s/ Gary Starr                   Director/CEO/CFO                 March 28, 2001
    -----------------------


/s/ Robert E. Swanson            Director/Chairman of the Board   March 28, 2001
    -----------------------


/s/ William D. Evers             Director                         March 28, 2001
    -----------------------


/s/ Harry Kraatz                 Director                         March 28, 2001
    -----------------------