Form 10QSB
period 2001-03-31
ZAPWORLD COM
filed 2001-05-14
CIK 1024628

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended March 31, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / /   No /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         6,324,149 shares of common stock as of May 09, 2001.

         Transitional Small Business Disclosure Format       Yes[ ]    No[X]
--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAPWORLD.COM
         CONSOLIDATED BALANCE SHEET
         (In thousands)
                                                                       March 31,
                                                                         2001
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
   Cash                                                                $1,535
   Accounts receivable, net of allowance for doubtful accounts
        of $53                                                          1,722
   Inventories                                                          3,602
   Prepaid expenses and other assets                                      378
                                                                    ---------
                Total current assets                                    7,237

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $600           509

OTHER ASSETS
   Patents & Trademarks, net of accumulated amortization of $218        1,480

   Goodwill, net of accumulated amortization of $224                    1,872

   Deposits and other                                                     112
                                                                    ---------
                Total other assets                                      3,464
                                                                    ---------

Total assets                                                          $11,210
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $643
   Accrued liabilities and other expenses                                 607
   Current maturities of long-term debt                                    99
   Current maturities of obligations under capital leases                  37
                                                                    ---------
                Total current liabilities                               1,386

OTHER LIABILITIES
   Long-Term Debt, less current maturities                                106
   Obligations under capital leases, less current maturities               38
                                                                    ---------
                Total other liabilities                                   144
                                                                    ---------
Total liabilities                                                       1,530

STOCKHOLDERS' EQUITY
   Preferred stock, authorized 10,000 shares; 4 shares
      Issued and outstanding                                            1,605
   Common stock, authorized 20,000 shares of no par
      value; issued and outstanding 6,040 shares                       19,324
   Accumulated deficit                                                (11,003)
   Unearned compensation                                                  (28)
                                                                    ---------
                                                                        9,898
   Less: notes receivable from stockholders'                             (218)
                                                                    ---------
                Total stockholders' equity                              9,680
                                                                    ---------
Total liabilities and stockholders' equity                            $11,210
                                                                    =========


          See accompanying notes to consolidated financial statements.

ZAPWORLD.COM
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except share amounts)

                                                   Three months ended March 31,
                                                       2001            2000
                                                       ----            ----

NET SALES                                            $ 2,013          $1,897

COST OF GOODS SOLD                                     1,542           1,183
                                                     -------          ------

GROSS PROFIT                                             471             714

OPERATING EXPENSES
   Selling and marketing                                 426             401
   General and administrative                          1,132             680
   Research and development                              219             145
                                                     -------          ------
                                                       1,777           1,226
                                                     -------          ------

LOSS FROM OPERATIONS                                  (1,306)           (512)
                                                     -------          ------

OTHER INCOME (EXPENSE)
   Interest income                                        37              37
   Other expense                                         (15)             (8)
                                                     -------          ------

                                                          22              29
                                                     -------          ------

NET LOSS                                             $(1,284)         $ (483)
                                                     =======          ======
Net loss attributable to common shares

   Net loss                                          $(1,284)         $ (483)
   Preferred Dividend                                    (57)              -
                                                     -------          ------
                                                     $(1,341)         $ (483)
                                                     =======          ======

NET LOSS PER COMMON SHARE
BASIC AND DILUTED                                    $ (0.22)         $ (0.09)
                                                     =======          =======


WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING          5,962            5,150
                                                     =======          =======



            See accompany notes to consolidated financial statements.

ZAPWORLD.COM
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                    Three months ended March 31,
                                                       2001            2000
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(1,284)         $  (483)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
       Depreciation and amortization                     169              100
       Allowance for doubtful accounts                     -               18
   Amortization of the fair market value of
      warrants                                            14               13
   Changes in:
       Receivables                                      (109)            (141)
       Inventories                                      (704)             333
       Deposits                                            -              (11)
       Advances to retail stores & technology
          companies                                        -              291
       Prepaid expenses and other assets                 317              (51)
       Accounts payable                                  245             (284)
       Accrued liabilities and customer deposits        (556)            (191)
                                                     -------          -------
           Net cash used for operating activities     (1,908)            (406)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITES

   Purchase of equipment                                 (46)            (153)
   Purchase of Patents and intangibles                   (19)            (162)
                                                     -------          -------
           Net cash used for investing activities        (65)            (315)
                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of common stock, net of stock
      offering costs                                       -              204
   Accrual of Dividend on Preferred Stock                (57)               -
   Principal repayments on long-term debt                (22)              (4)
   Payments on obligations under capital leases           44               (2)
                                                     -------          -------

           Net cash provided by (used for)
              financing activities                       (35)             198
                                                     -------          -------

NET DECREASE IN CASH                                  (2,008)            (524)

CASH, beginning of period                              3,543            3,184
                                                     -------          -------
CASH, end of period                                  $ 1,535          $ 2,660
                                                     =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the quarter for interest              $15               $2


          See accompanying notes to consolidated financial statements.

ZAPWORLD.COM
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The financial statements presented herein, for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of preferred stock have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) PRINCIPLES OF CONSOLIDATION - The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.


(3)  COMMON STOCK

ZAPWORLD.COM's Common Stock has been listed in the NASDAQ Small Cap stock exchange under the symbol "ZAPP" since May 22,2000. From March 11, 1998 to May 22, 2000 the Company's Common Stock was listed on the OTC Bulletin Board under the stock symbol "ZAPP".

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

Overview

The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems have fundamental, practical and environmental advantages over available internal combustion modes of transportation. That can be produced commercially on an economically competitive basis. In 2001, the Company continued to enhance and broaden its electric vehicle product line.

The Company manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. The Company also installs the motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, the Company produces the electric scooter, known as the ZAPPY(Registered), which is manufactured by the Company, using parts manufactured by various subcontractors. In order to ensure that the Company can maintain its competitive cost advantage, plans are under way to transition nearly all of its production facilities to lower cost Taiwanese outside contract manufacturers. It is anticipated that by the end of the second quarter of 2001 this goal should be affected. Such a move will also enable the Company to concentrate on its marketing and sales efforts. The Company also currently benefits from its high name recognition in the electric vehicle industry coupled with a rapidly developing business on its Internet website ZAPWORLD.COM. The Company offers one of the broadest lines of personal electric vehicles currently available. According to published reports, the Company believes it currently holds a leading electric bicycle and scooter market position in the United States.


The Company is the U.S. distributor of the Lepton scooter that is imported from Italy. Additionally, the Company is a manufacturer of an electric motorcycle known as the Lectra(TradeMark). The Company also has agreements to distribute the Electric Pedi-Cab, the E-Kart, the Golfcycle, and other electric vehicles.

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

The Company has been granted exclusive market rights in selective electric vehicle markets from Evercel Corporation in exchange for specifying the Evercel(TradeMark) battery in an electric vehicle made by the Company. The Company has no other contractual agreements with any of its other vendors.

The Company has $5.9 million backlog of orders and purchase contracts in hand for electric vehicles as of May 9, 2001.The company expects to fill these orders within the current fiscal year.

Some of the significant accomplishments for the Company during the first quarter of 2001 were as follows:

1.  Introduced new products at the Action Sports Retail (ASR) Expo in
    February 2001 at the Long Beach Convention center in California. The products were: ZAPPY-XT, a turbo-charged ZAPPY with a new electric propulsion system that offers an improved acceleration and hill climbing and has a hi-performance mode that allows the scooter to reach speeds of 19.5 MPH, SWIMMY(Trademark) water scooter that provides a swim-assist in open water or swimming pools, POWERBIKE (Registered) an electric bicycle with a low price geared to mass merchants and POWERSKI(Registered) an electric tow device for skaters and skateboarders.

2. Opened the second ZAPPYLAND store in Newport Beach, California in March 2001. This store is a joint venture between Donner Corporation and ZAPWORLD.COM

3. Signed a distribution contract for exclusive distribution rights in Korea. The contract is estimated to be worth sales of at least $500,000 for 2001. It also includes a two-year extension option.

4. Developed the ZAPADAPT(Trademark), which is an electric assist for wheelchairs. The motor device attaches to manual wheelchairs, providing an affordable, convenient means of power-assist without buying a fully powered wheelchair.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:


                                                    Three months ended March 31,
                                                         2001           2000
                                                      ----------    ------------
     Statements of Income Data:
         Net sales.............................        100.0%          100.0%
         Cost of sales.........................         76.7            62.4
         Gross profit..........................         23.3            37.6
         Operating expenses....................         88.3            64.6
         Loss from operations..................        (65.0)          (27.0)
         Other income .........................          1.1             1.5
         Net loss..............................        (63.9)          (25.5)


Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Summary Comments Regarding First Quarter 2001 Results. The Company's overall performance for the period ended March 31,2001 was adversely affected by some of the following key factors:

(1) Delays by former operations management to shift manufacturing from U.S. to overseas outside contract manufacturers.

(2) Loss of sales to low-cost competitors' products manufactured in China and overseas as a result of alleged patent infringement. The Company has attempted through legal action to obtain unspecified damages and equitable relief from the alleged infringement. See Part 11, Item #1 Legal Proceedings of this document for a further discussion.

(3) Delays in the manufacturing of new products such as the Swimmy(Trademark) due to unexpected design modifications, which resulted from additional R&D testing. Also some other planned new products have not been introduced as timely as originally planned.

(4) Slower implementation of the Company's plan to restructure the work force during the quarter. Although 30% of personnel or 30 people have been cut since January 1, 2001 further reductions may be necessary as the Company is transitioning itself from a domestic manufacturer to outside foreign contract manufacturers.

(5)  Higher legal expenses associated with financing and lawsuit costs.


Net sales for the quarter ended March 31, 2001, were slightly higher than last years quarter or $2.0 million compared to $1.9 million in the prior year. Foreign sales were higher by approximately $405,000 which was offset by less domestic sales of $160,000 due to a post holiday lag.

Gross profit decreased from $714,000 to $471,000 or 34%. As a percentage of net sales, it represents a decrease from 38% in 2000 to 23% in 2001. The gross profit was affected by lower margins on the foreign contracts where price reductions were made to move product and gain inroads into new markets. Market pricing from offshore competitors and product mix also contributed to less gross profits.

Selling and Marketing expenses in the quarter ended March 31, 2001 were $426,000 as compared to $401,000 for the quarter ended March 31, 2000. As a percentage of sales, selling and marketing expenses remained consistent at 21% of net sales. The increase in expenses was due to higher salaries.

General and administrative expenses for the quarter ended March 31, 2001 were $1.1million as compared to $680,000 for the quarter ended March 31, 2000. This is an increase of $452,000 or 66%. As a percentage of sales, general and administrative expense increased from 36% to 56% of net sales in 2001. The increase in expenses for the first quarter of 2001 was due to higher salaries and benefits, greater depreciation and amortization due to the business acquisitions in the later half of 2000, higher legal and professional fees due to the patent lawsuit and fund raising activities, and filings fees.

Research and development increased $74,000 or 51% in the 1st quarter of 2001 as compared to the 1st quarter of 2000. As a percentage of net sales it increased to 11% of sales in the 1st quarter of 2001 as compared to 8% of sales in the 1st quarter of 2000. Expense increases in the first quarter of 2001 as compared to the first quarter of 2000 were the result of increased personnel hired to assist in the development of new products.

Interest income for both quarters ended March 31, 2001 and 2000 remained fairly consistent at $37,000.

Other expense increased from $8,000 to $15,000 in the 1st quarter of 2001. The reason for the increase was interest expense of approximately $15,000 in 2001 versus $1,000 in the first quartet of 2000.

Liquidity and Capital Resources

In the first quarter of 2001 net cash used by the Company for operating activities was $1.9 million. In the first quarter of 2000, the Company used cash from operations of $406,000. Cash used in the first quarter of 2001 was comprised of the net loss incurred for the quarter of $1.3 million offset by net non-cash expenses of $183,000 and the net change in operating assets and liabilities resulting in a use of cash of $807,000. Cash used in operations in the first quarter of 2000 was comprised of the net loss incurred for the quarter of $483,000, offset by net non-cash expenses of $131,000, and the net change in operating assets and liabilities resulting in a further use of cash of $54,000.

Investing activities used cash of $65,000 in the first quarter of 2001 and used $315,000 during the first quarter ended March 31, 2000. The uses of cash were for the purchase of equipment and patents.

Financing activities used cash of $35,000 and provided cash of $198,000 during the first quarters ended March 31,2001 and 2000, respectively. In 2000 year, the cash provided by financing activities resulted from the sales of common stock of $204,000, partially offset by principal payments on outstanding debt. During 2000, the Company issued 3 thousand shares of Preferred Stock Series A-1 and 2 thousand shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2, or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the 3 lowest closing price over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the 3 lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the 3 lowest closing prices over the 45 trading days prior to conversion. As of March 31, 2001 there were 1,870 shares of Series A-1 Convertible Preferred Stock outstanding and 1,736 shares of Series A-2 Convertible Preferred Stock outstanding. Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase.

Although the Company continued to honor conversions of the Series A-1 Preferred Stock at the lesser price below $4.50 per share, as the Company believes that the conversion price for the Series A-1 Convertible Preferred Stock was intended to be the fixed $4.50 per share, without the alternative variable conversion price; the board of directors has voted to temporarily discontinue honoring the conversions. Negotiations between the Company and representatives of the holder of the Series A-1 Convertible Preferred Stock are currently underway. It is anticipated that the matter might be resolved only through litigation.

At March 31, 2001 the Company had cash of $1.5 million as compared to $2.7 million at March 31, 2000. At March 31, 2001, the Company had working capital of $5.8 million, as compared to working capital of $4.2 million at March 31, 2000. The Company, at present, does not have a credit facility in place with a bank or other financial institution. The Company believes that the cash on hand at March 31, 2001 will be sufficient to allow the Company to continue its expected level of operations for the remainder of the year.

The Company's primary capital needs are to fund its growth strategy, which includes increasing its internet shopping mall presence, increasing distribution channels, establish company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of strong corporate infrastructure.

In February 2001, the Company filed a request with the Securities and Exchange Commission to raise up to $12 million through the offering of 4.8 million shares of common stock at a price of $2.50 per share. The Company intends to use the proceeds for the purpose of expanding their existing sales force, increasing their marketing and distribution capacities, expanding domestic and international business operations, acquisitions, working capital, and for general corporate purposes.

Donner International, an investment banker, has agreed to market these securities on a best efforts basis.

Seasonality and Quarterly Results

The Company's business is subject to seasonal influences. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company is marketing worldwide and is not impacted by U.S. seasonality.

Inflation

The Company's raw materials are sourced from stable cost competitive industries. As such, the Company does not foresee any material inflationary trends for its raw material sources.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in a lawsuit against Master Shine USA, Inc., and its related affiliates and subsidiaries ("Master Shine"), over alleged copyright, patent, and trademark infringement regarding Master Shine's importation and sale of electric scooters that are substantially similar to our ZAPPY(Registered) electric scooter. In December 2000, Master Shine filed a lawsuit in the U.S. District Court, Central District of California (Case No. CV 00-12078 NM (CTx)) seeking declaratory relief. The Court has granted an injunction barring the use of certain advertising materials, but did not bar Master Shine from continuing to manufacture and sell its electric scooters, the parties are in settlement negotiations.

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


                  ZAPWORLD.COM
-----------------------------------------------------
                  (Registrant)



Signature                            Title                             Date
---------                            -----                             ----

/s/  Gary Starr                      Director / CEO                 May 09, 2001
     ---------------------


/s/  William R. Hartman              CFO                             May 09,2001
     ---------------------