Form 10QSB
period 2001-06-30
ZAPWORLD COM
filed 2001-08-14
CIK 1024628

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------
                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-303000

                                       ZAP
                             (Formerly ZAPWORLD.COM)
                 (Name of small business issuer in its charter)

             CALIFORNIA                             94-3210624
      (State of incorporation)         (I.R.S. Employer Identification No.)

                                117 Morris Street
                              Sebastopol, CA 95472
                                 (707) 824-4150
   (Address and telephone number of registrant's principal executive offices)

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

             7,393,080 shares of common stock as of August 13, 2001.

     Transitional Small Business Disclosure Format     Yes[ ]   No [X]


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAP
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
         (In thousands)

                                                                                    June 30,
                                                                                      2001
         -----------------------------------------------------------------------------------
                                            ASSETS
         CURRENT ASSETS
              Cash                                                                  $  1,209
              Accounts receivable, net of allowance for doubtful accounts of $133        816
              Inventories                                                              3,303
              Prepaid expenses and other assets                                          323
                                                                                    --------
                               Total current assets                                    5,651

         PROPERTY AND EQUIPMENT, net of accumulated depreciation of $561                 522

         OTHER ASSETS
               Patents & trademarks, net of accumulated amortization of $261           1,437
               Goodwill, net of accumulated amortization of $305                       1,791
                Deposits and other                                                        74
                                                                                    --------
                         Total other assets                                            3,302
                                                                                    --------

         Total assets                                                               $  9,475
                                                                                    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES
              Accounts payable                                                      $    820
              Accrued liabilities and other expenses                                     701
              Current maturities of long-term debt                                        99
              Current maturities of obligations under capital leases                      37
                                                                                    --------
                   Total current liabilities                                           1,657

         OTHER LIABILITIES
              Long-term debt, less current maturities                                  1,593
              Obligations under capital leases, less current maturities                   30
                                                                                    --------
                         Total other liabilities                                       1,623
                                                                                    --------

         Total liabilities                                                             3,280
         STOCKHOLDERS' EQUITY
             Preferred stock, authorized 10,000 shares; 3 shares                       1,124
             issued and outstanding
             Common stock, authorized 20,000  shares of
             no par value; 6,760 shares issued and outstanding                        18,309
             Accumulated deficit                                                     (13,005)
             Unearned compensation                                                       (15)
                                                                                    --------
                                                                                       6,413
              Less: notes receivable from shareholders                                  (218)
                                                                                    --------
                         Total stockholders' equity                                    6,195
                                                                                    --------
         Total liabilities and stockholders' equity                                 $  9,475
                                                                                    ========


See accompanying notes to condensed consolidated financial statements

ZAP
CONSOLIDATED  STATEMENTS OF OPERATIONS (Unaudited)
(Thousands, except per share amounts)


                                            Quarter ended June 30,     Six Months ended June 30,
                                             2001           2000          2001          2000
------------------------------------------------------------------------------------------------
NET SALES                                   $   940       $ 2,283       $ 2,953       $ 4,180

COST OF GOODS SOLD                            1,376         1,475         2,918         2,658
                                            -------       -------       -------       -------

GROSS PROFIT (LOSS)                            (436)          808            35         1,522

 OPERATING EXPENSES
     Selling and marketing                      306           347           732           748
     General and administrative               1,078           815         2,210         1,495
     Research and development                   141           166           360           311
                                            -------       -------       -------       -------
                                              1,525         1,328         3,302         2,554
                                            -------       -------       -------       -------

    LOSS FROM OPERATIONS                     (1,961)         (520)       (3,267)       (1,032)
                                            -------       -------       -------       -------

OTHER INCOME (EXPENSE)
     Interest income                             23            40            60            77
     Other income(expense)                      (15)            3           (30)           (5)
                                            -------       -------       -------       -------
                                                  8            43            30            72
                                            -------       -------       -------       -------

NET LOSS                                    $(1,953)      $  (477)      $(3,237)      $  (960)
                                            =======       =======       =======       =======

Net loss attributable to common shares
     Net loss                               $(1,953)      $  (477)      $(3,237)      $  (960)
     Preferred dividend                         (48)           --          (105)           --
                                            -------       -------       -------       -------
                                            $(2,001)      $  (477)      $(3,342)      $  (960)
                                            =======       =======       =======       =======

NET LOSS
PER COMMON SHARE,
BASIC AND DILUTED                           $ (0.31)      $ (0.09)      $ (0.54)      $ (0.19)
                                            =======       =======       =======       =======


WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING                          6,374         5,224         6,170         5,187
                                            =======       =======       =======       =======

See accompanying notes to condensed consolidated financial statements

ZAP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                             Six months ended June 30,
                                                               2001          2000
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(3,237)      $  (960)
  Adjustments to reconcile net loss to net cash
     used for operating activities
      Depreciation and amortization                              341           151
      Allowance for doubtful accounts                             77            18
      Amortization of the fair market value of warrants           27            27
     Changes
      Receivables                                                720          (396)
      Inventories                                               (405)          369
      Prepaid expenses and other assets                          410          (489)
      Advances to retail stores & technology companies            --           560
      Accounts payable                                           422          (363)
      Accrued liabilities and other expenses                    (565)          317
                                                             -------       -------
          Net cash  used for operating activities             (2,210)         (766)
                                                             -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                        (105)         (111)
  Payment advance for acquisition                                 --           (20)
  Purchase of patents and intangibles                            (17)         (162)
  Purchase of ASCR - Barbary Coast                                --          (118)
                                                             -------       -------

          Net cash used for investing activities                (122)         (411)
                                                             -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net of stock offering costs                5           217
   Principal repayments on note payable                           (3)           (8)
  Payments on obligations under capital leases                    (4)           (5)
  Advances on notes receivable to shareholders                    --           (12)
                                                             -------       -------
           Net cash  provided by financing activities             (2)          192
                                                             -------       -------

NET DECREASE IN CASH                                          (2,334)         (985)

CASH, beginning of period                                      3,543         3,184
                                                             -------       -------

CASH, end of period                                          $ 1,209       $ 2,199
                                                             =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the six months for interest                $    27       $     2

 Non-cash investing and financing activities:
 On June 28,2001, the Company repurchased $1,500,000 of common stock in exchange for a promissory note for $1,500,000

See accompanying notes to condensed consolidated financial statements

ZAP
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The financial statements presented herein, for the three months and six months ended June 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

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

(3) COMMON STOCK

Our Common Stock has been listed in the NASDAQ SmallCap stock exchange under the symbol "ZAPP" since May 22, 2000. From March 11, 1998 to May 22, 2000, our Common Stock was listed on the OTC Bulletin Board under the stock symbol "ZAPP". The shareholders voted at our Annual Meeting on June 16, 2001 to change our corporate name from ZAPWORLD.COM to ZAP.

On June 28, 2001, we entered into a settlement agreement whereby we agreed to repurchase 50% of the 1,250,237 shares of Common Stock held by Ridgewood ZAP, LLC, (Ridgewood) one of several funds managed by Robert Swanson and Douglas Wilson, both of whom sit on our board of directors. The terms of the agreement require us to pay $1.5 million in the form of a 6% interest-bearing Promissory Note, interest payable semi-annually with principal due in three installments, the first of which is for $500,000 and is due on June 27, 2002, the second of $500,000 is due six months later, and the third is due six months after the second.

The remaining one-half of Ridgewood stock is being purchased by certain holders of our Series A-1 and Series A-2 Preferred Stock in $100,000 monthly installments (subject to certain adjustments) with the purchase price per share to be 91% of the lowest closing bid price for the prior twenty day trading period.

To the extent the amount paid by the Preferred Shareholders for the Ridgewood stock is less than $1.5 million, the difference is to be added to our Promissory Note and that amount is to be paid by us at the rate of $100,000 per month.

In the event of a default, Ridgewood may convert the remaining balance of the Promissory Note into shares of our Common Stock at a price one-third of the then market price.

In addition to our payment obligation to Ridgewood ZAP, LLC, one of the other terms of the settlement agreement required Robert Swanson and Douglas Wilson to resign from our board of directors. They resigned on July 31, 2001.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001,the Financial Accounting Standards Board (the"FASB") adopted SFAS No.141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No.141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No.142 addresses the methods used to amortize intangible assets and to assess the impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at June 30,2001 is goodwill related to the acquisitions made in 1999 and 2000 with a net carrying value of $1,791,000. Upon adoption of SFAS No. 142 we will no longer amortize this goodwill, decreasing our amortization expense of approximately $320,000 per year. We are required to assess this goodwill for impairment in the year adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

Overview

Our business strategy revolves around developing, acquiring, and commercializing electric vehicles and electric vehicle power systems. This "electric vehicle" strategy has certain fundamental, practical, and environmental advantages over available internal combustion modes of transportation. We believe our products can be produced commercially on an economically competitive basis. In 2001, we continued to enhance and broaden our electric vehicle product line.

We manufacture an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. We also install the motor system on specially designed bicycles that we have manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, we produce an electric scooter known as the ZAPPY(R), which is manufactured by us using parts manufactured by various subcontractors. In order to ensure that we can maintain our competitive cost advantage, we have transitioned nearly all of our production facilities to lower cost Taiwanese outside contract manufacturers as of June 30,2001. Such a move also enable us to concentrate on our marketing and sales efforts. We also currently benefit from our high name recognition in the electric vehicle industry coupled with a rapidly developing business on our Internet website www.zapworld.com. We offer one of the broadest lines of personal electric vehicles currently available. According to published reports, we believe we currently hold a leading electric bicycle and scooter market position in the United States.

We are the U.S. distributor of the Lepton scooter that is imported from Italy. Additionally, we are a manufacturer of an electric motorcycle known as the Lectra(TM). The Company also has agreements to distribute the Electric Pedi-Cab, the E-Kart, the Golfcycle, and other electric vehicles.

We manufacture several electric motor vehicle kits. The electric motor kit manufacturing and installation is done at our Sebastopol, California location. The electric motors are purchased from an original equipment manufacturer (OEM) in the auto and air-conditioning industry. We are primarily using one company for our motors, although there are other companies that could be used with slight modifications to the motor support brackets. The batteries are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. We have developed long-term purchase arrangements with our key vendors.

We have been granted exclusive market rights in selective electric vehicle markets from Evercel Corporation in exchange for specifying the Evercel(TM) battery in an electric vehicle made by us. We have no other contractual agreements with any of our other vendors.

The Executive Committee of the board of directors has engaged Harry R. Kraatz, who is a also a director, as a consultant to advise and assist the board with restructuring the Company's balance sheet, reducing costs and creating a new strategic business plan to best serve the interests of our shareholders. This situation resulted from Gary Starr's decision to request a temporary leave from his daily duties as Chief Executive Officer. Thus, Mr. Kraatz will be involved in our daily operations until such time as Mr. Starr returns.

We have approximately $751,000 of backlog orders and purchases contracts in hand for electric vehicles as of August 13, 2001. We expect to fill these orders within the current fiscal year.

Some significant developments during the second quarter of 2001 were as follows:

     1. We entered into a best efforts underwriting agreement with Donner Corp. International and Alexander Wescott & Co, Inc., for a public offering of convertible preferred stock to raise up to $12 million.

     2. We launched production of our newly-improved POWERBIKE(R) electric bicycle with a Taiwanese contract manufacturer. The new POWERBIKE(R) electric bicycle integrates a new propulsion system design we expect to be one of the lowest-cost electrical bicycles on the market, specifically priced for worldwide, mass retail distribution.

     3. We formed a fuel cell partnership with Enable(TM) Fuel Cell Corporation to develop an electric-assist bicycle powered by a hydrogen fuel cell. The goal of the relationship will be the introduction of the first commercially available fuel cell powered electric bicycle. Hydrogen fuel cells produce electricity from hydrogen and oxygen with the only by-product being emissions in the form of water.

     4. We took corrective actions to effect a turnaround as follows: (a) streamlined the workforce by eliminating 65% of employees, or 65 individuals, since January, 2001; (b) cut overhead costs where possible; and (c) narrowed the sales and marketing focus to develop a core group of products that will be promoted for the holiday season.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in our Income Statements (see Financial Statements and Notes) for the periods indicated:

                                    Quarter ended June 30,    Six months ended June 30,
                                     2001           2000          2001        2000
                                     ----          -----         -----       -----
Statements of Income Data:
         Net sales ...........      100.0%         100.0%        100.0%      100.0%
         Cost of sales .....       (146.3)         (64.6)        (98.80      (63.6)
         Gross profit (loss)        (46.4)          35.4           1.2        36.4
         Operating  expenses        208.6           58.2         111.8        61.1
         Other Income ......          1.0            1.9           1.0         1.7
         Net  Loss .........       (207.8)         (20.9)       (109.6)      (23.0)

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Summary Comments Regarding Second Quarter 2001 Results. Our overall performance for the period ended June 30, 2001 was adversely affected by some of the following key factors:

(1) Less sales volume due to the poor worldwide economy. It resulted in our acceptance of sales returns for approximately $500,000 from two large European distributors who were experiencing cash flow difficulties.
(2) Negative gross profit for the quarter was the result of the sales made at little or no margin to sell product and to improve cash flow.This situation is due in part to the loss of sales to low-cost competitors' products manufactured in China and overseas as a result of our alleged patent infringements.
(3) Delays in the manufacturing and importing of the lower-cost Taiwanese manufactured products due to unexpected design modifications, which resulted from additional R&D testing. Also some other newly-planned products have not been introduced as timely as originally planned. Our sales and margins have been adversely affected by not having the lower cost products available sooner.

Net sales for the quarter ended June 30, 2001, were $940,000 compared to $2.3 million in the prior year, a decrease of $1.3 million or 56%. The decrease in sales in 2001 over the same period in 2000 was largely due to the slow worldwide economy. Also, we accepted approximately $500,000 in sales returns from two large European distributors as they were experiencing cash flow problems.

Gross loss as a percentage of net sales decreased to (46.4%) in the second quarter of 2001 from a gross profit of 35% in 2000. The total gross profit decreased $99,000 or 6.7% The decrease in gross margin percentage resulted from lower sales prices, which were done to move product. Also the inventory carrying value of certain products were adjusted to reflect estimated sales prices.

Selling expenses in the second quarter ended June 30, 2001 were $306,000 compared to $347,000 for the second quarter ended June 30, 2000. This was a decrease of $41,000 or 12%. As a percentage of sales, selling expenses increased from 15% of sales to 32% of sales. The decrease was primarily due to fewer salaries for sales personnel.

General and administrative expenses for the quarter ended June 30, 2001 were $1.1 million. This was an increase of $263,000 or 32% from 2000. As a percentage of sales, general and administrative expenses increased to 115% from 36% of net sales. Expense increases during the 2nd quarter of 2001 as compared to the 2nd quarter of 2000 can be partially attributed to higher salaries and benefits, greater depreciation and amortization due to the business acquisitions in the later half of 2000, higher legal and professional fees due to a patent lawsuit, and fund raising activities.

Research and development expenses decreased $25,000 or 15% from the 2nd quarter of 2000 as compared to the 2nd quarter of 2001. As a percentage of net sales, R&D increased to 15% of sales in the 2nd quarter of 2001 as compared to 7% of sales in the 2nd quarter of 2000. Expense decreases were the result of less research and development expenses in general due to the timing of product development projects during the second quarter.

Interest income decreased $17,000 in the second quarter of 2001 as compared to the second quarter of 2000. The decrease is attributed primarily to lower cash levels in the second quarter of 2001.

Other Expense increased $18,000 from the second quarter of 2000. The primary reason was higher interest expenses on notes issued as part of the acquisitions in the latter half of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales for the six months ended June 30, 2001 were $2.9 million compared with $4.2 million in the six months ended June 30, 2000, a decrease of $1.2 million or 29%. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy.

Gross profit dollars decreased in the first six months of 2001 to $35,000 from $1.5 million in the first half of 2000. As a percentage of sales, gross profit decreased to 1.2% in the first half of 2001 compared with 36% in the first six months of 2000. The decrease in gross margin percentage can be attributed to the intense competition in the marketplace where sales were made at low margins to move the products.

Selling expenses for the six months ended June 30, 2001 were $732,000 as compared to $748,000 for the six months ended June 30, 2000. This was a decrease of $16,000 or 2.1% from 2000 to 2001. As a percentage of sales, selling expenses increased from 17% of sales to 25% of sales. The decrease was primarily due to fewer salaries for sales personnel.

General and administrative expenses for the six months ended June 30, 2001 were $2.2 million. This is an increase of $715,000 or 48% from 2000. As a percentage of sales, general and administrative expense increased to 75% from 36% of net sales. Expense increases during the first six months of 2001 as compared to the first six months of 2000 were due to higher salaries and benefits, greater depreciation and amortization due to business acquisitions in the later half of 2000, higher legal and professional fees due to a patent lawsuit, and fund raising activities.

Research and development expenses increased $49,000 or 16% from the first six months of 2001 as compared to the first six months of 2000. As a percentage of net sales, research and development increased to 12% of sales in the first six months of 2001 as compared to 7% of sales in the first six months of 2000. Increased personnel and facilities costs incurred primarily in the first quarter to accommodate new product development and improve existing products led to higher costs in the first six months of 2001.

Interest income decreased $17,000 in the first six months of 2001 as compared to the first six months of 2000 due to lower available cash balances.

Other expense increased $25,000 from the first six months of 2000 to the first six months of 2001 primarily due to higher interest expense for the period.

Liquidity and Capital Resources

In the first six months of 2001, net cash used by us for operating activities was $2.2 million. In the first quarter of 2000, we used cash from operations of $766,000. Cash used in the first half of 2001 was comprised of the net loss incurred for the period of $3.2 million offset by net non-cash expenses of $445,000 and the net change in operating assets and liabilities provided cash of $582,000. Cash used in operations in the first six months of 2000 was comprised of the net loss incurred for the period of $960,000, offset by net non-cash expenses of $196,000, and the net change in operating assets and liabilities resulting in a use of cash of $2,000.

Investing activities used cash of $122,000 and $411,000 during the first six months ended June 30, 2001 and 2000, respectively. The uses of cash were for the purchase of fixed assets and patents, and the acquisition of additional technology.

Financing activities used cash of $2,000 and provided funds of $192,000 during the first six months ended June 30, 2001 and 2000, respectively. In both years, cash in financing activities resulted from the sales of common stock, $5,000 and $217,000 for the first six months ended June 30, 2001 and 2000 respectively, offset by principal payments on outstanding debt.

During 2000, the Company issued 3,000 shares of Preferred Stock Series A-1 and 2,000 shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2, or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the three lowest closing prices over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the three lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the three lowest closing prices over the 45 trading days prior to conversion. As of June 30, 2001, there were 861 shares of Series A-1 Convertible Preferred Stock outstanding and 1,670 shares of Series A-2 Convertible Preferred Stock outstanding. Dividends are cumulative and accrue at 6% per year and are payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase. In March of 2001, the board of directors voted to temporarily discontinue honoring the conversions, as we believed that the conversion price for the Series A-1 Convertible Preferred Stock was intended to be the fixed $4.50 per share (without the alternative variable conversion price). As a result, a dispute arose between the representatives of the Series A-1 Convertible Preferred Stock, Ridgewood ZAP, LLC and us, which, as noted above, was settled on June 28, 2001.

In February 2001, we filed an initial request (which was has been subsequently amended) with the Securities and Exchange Commission to raise up to $12 million through the offering of 4.8 million shares of Series B Convertible Preferred Stock at a price of $2.50 per share. We intend to use the proceeds for the purpose of expanding our existing sales force, increasing our marketing and distribution capacities, expanding domestic and international business operations, acquisitions, working capital, and for general corporate purposes. We have not received final approval to sell the securities and are now required to amend the filing to include the current quarter's financial information.

Donner Corp. International and Alexander Wescott & Co,Inc., both investment bankers, have agreed to market these securities on a best efforts basis.

At June 30, 2001, we had cash and cash equivalents of $1.2 million as compared to $2.2 million at June 30, 2000. At June 30, 2001, we had working capital of $3.9 million as compared to working capital of $3.8 million at June 30, 2000. The decrease in cash in the first six months of 2001 from the first six months of 2000 are mostly due to the losses incurred by us during the period. We, at present, do not have a credit facility in place with a bank or other financial institution.

We may not be able to meet our future cash requirements for the rest of the current fiscal year unless new financing is obtained. Some options now being pursued by us for financing are the SEC filing noted above to raise $12 million, additional equity contributions, and/or short-term loans with existing and outside investors. Toward this end, we have held discussions with various parties, but no formal agreements have been reached to date. Although we believe that we will be able to obtain financing to meet future cash requirements, there can be no assurances that we will be successful.

Moreover, we will require substantial capital in the short term to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the balance of the year.

In order to finance our working capital requirements we are currently negotiating equity investments with several sophisticated investors, but there can be no assurnace that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financiing, we may not be able to continue as a viable concern.

Since we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuancfe of equity securities, investors may experience significant dilution in the net book value per share of common stock.

In addition to the above working capital needs, our other capital needs are to fund our growth strategy, which includes increasing our shopping mall presence, improving and increasing distribution channels, establishing company owned and franchised ZAP stores, introducing new products, improving existing product lines, and developing a strong corporate infrastructure.

Seasonality and Quarterly Results

Our business is subject to seasonal influences. Sales volumes in the bicycle industry typically slow down during the winter months, November to March, in the U.S. As we are marketing worldwide, we are not impacted 100% by U.S. seasonality.

Inflation

Our raw materials are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our raw material sources.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We were involved in a lawsuit against Master Shine USA, Inc., and its related affiliates and subsidiaries ("Master Shine"), over alleged copyright, patent, and trademark infringement regarding Master Shine's importation and sale of electric scooters that are substantially similar to our ZAPPY(R) electric scooter. In December 2000, Master Shine filed a lawsuit in the U.S. District Court, Central District of California (Case No. CV 00-12078 NM (CTx)) seeking declaratory relief. A settlement agreement and mutual release of all claims has been reached which requires payment of monies to us and which requires Mastershine to stop advertising the alleged infringed products until the agreed upon design changes in their electric scooters are made. The formal settlement documents are in the process of being executed.

Pursuant to the settlement between us and the holders of certain shares of Series A-1 and Series A-2 Preferred Stock, as set forth above, such holders agreed to dismiss without prejudice the lawsuit they filed in U.S. District Court, Southern District of New York bearing case number 01 Civ. 4402 (DC).

We are defending a lawsuit brought by James McGreen, our former president. Mr. McGreen is seeking approximately $100,000 for our alleged breach of his employment contract. This matter is currently in binding arbitration. Mr. McGreen also filed a writ of attachment in California Superior Court against our bank accounts. In June of 2001, we were successful in defeating Mr. McGreen's writ of attachment.

Item 2. Changes in Securities

There were no changes in the rights of securities holders.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

On June 16, 2001, we held our Annual Meeting of Shareholders. At the meeting, the shareholders were requested to approve the following proposals, and approval was received on each item:

     |X| To elect the six Directors, Gary Starr, Doug Wilson, Lee Sannella, William D. Evers, Harry Kraatz, and Robert Swanson, nominated to serve until the next Annual Meeting of Shareholders and until their Respective successors are elected and qualified.

                    For: 4,795,184          Withhold Authority: 98,082

     |X| To approve an amendment to the Articles of Incorporation to change the Company's name from ZAPWORLD.COM to ZAP.

                    For: 4,978,188      Against:  8,525     Abstain:    4,663

     |X| To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company.

                    For: 4,964,466      Against:  7,145     Abstain:   21,573

Item 5. Other Information

There were no major contracts signed during the period.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized by the Board of Directors both as Chief Financial Officer and Principal Signatory.


                  ZAP
         ---------------------
             (Registrant)

Signature                             Title                     Date

/s/      William R. Hartman           Principal Signatory       August 13, 2001
         ---------------------


/s/      William R. Hartman           CFO                       August 13,2001
         ---------------------