Form 10QSB
period 2001-09-30
ZAP
filed 2001-11-13
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ----------

                For the quarterly period ended September 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No  [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            7,410,080 shares of common stock as of November 13, 2001.

     Transitional Small Business Disclosure Format     Yes[ ]      No [X]


================================================================================

--------------------------------------------------------------------------------


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAP
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
         (In thousands)

                                                                                    September 30,
                                                                                        2001
-------------------------------------------------------------------------------------------------
                                     ASSETS
     CURRENT ASSETS
               Cash                                                                  $    816
               Accounts receivable, net of allowance for doubtful accounts of $411        312
               Inventories                                                              2,401
               Prepaid expenses and other assets                                          139
                                                                                     --------
                                                 Total current assets                   3,668
     PROPERTY AND EQUIPMENT, net of accumulated depreciation of $606                      577

     OTHER ASSETS
                 Patents & trademarks, net of accumulated amortization of $303          1,395
                 Goodwill, net of accumulated amortization of $384                      1,712
                   Deposits and other                                                      73
                                                                                     --------
                                     Total other assets                                 3,180
                                                                                     --------
     Total assets                                                                    $  7,425
                                                                                     ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
               Accounts payable                                                      $  1,021
               Accrued liabilities and other expenses                                     929
               Current maturities of long-term debt                                        94
               Current maturities of obligations under capital leases                      29
                                                                                     --------
                         Total current liabilities                                      2,073

     OTHER LIABILITIES
               Long-term debt, less current maturities                                  1,575
               Obligations under capital leases, less current maturities                   29
                                                                                     --------
                                     Total other liabilities                            1,604
                                                                                     --------
     Total liabilities                                                                  3,677
     STOCKHOLDERS' EQUITY
             Preferred stock, authorized 10,000 shares; 3 shares                        1,120
             issued and outstanding
             Common stock, authorized 20,000  shares of
             no par value; 6,785 shares issued and outstanding                         18,280
             Accumulated deficit                                                      (15,539)
                                                                                     --------
                                                                                        3,861
               Less: notes receivable from shareholders                                  (113)
                                                                                     --------
                                     Total stockholders' equity                         3,748
                                                                                     --------
     Total liabilities and stockholders' equity                                      $  7,425
                                                                                     ========

See accompanying notes to condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, except per share amounts)


                                                         Quarter ended September 30,   Nine Months ended September30,
                                                               2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------
     NET SALES                                               $   678       $ 3,948       $ 3,631       $ 8,128

     COST OF GOODS SOLD                                        1,653         2,532         4,571         5,190
                                                             -------       -------       -------       ---------
     GROSS PROFIT (LOSS)                                        (975)        1,416          (940)        2,938

     OPERATING EXPENSES
               Selling and marketing                             203           579           935         1,327
               General and administrative                      1,181           774         3,391         2,269
               Research and development                          110           153           470           464
                                                             -------       -------       -------       ---------
                                                               1,494         1,506         4,796         4,060
                                                             -------       -------       -------       ---------
             LOSS FROM OPERATIONS                             (2,469)          (90)       (5,736)       (1,122)
                                                             -------       -------       -------       ---------
     OTHER INCOME (EXPENSE)
               Interest income (expense)                         (26)           34             7           110
               Other income(expense)                              (2)            2            (5)           (2)
                                                             -------       -------       -------       ---------
                                                                 (28)           36             2           108
                                                             -------       -------       -------       ---------
     NET LOSS                                                $(2,497)      $   (54)      $(5,734)      $(1,014)
                                                             =======       =======       =======       =========
     Net loss attributable to common shares
               Net loss                                      $(2,497)      $   (54)      $(5,734)      $(1,014)
               Preferred dividend                                (38)         (900)         (142)         (900)
                                                             -------       -------       -------       ---------
                                                             $(2,535)      $  (954)      $(5,876)      $(1,914)
                                                             =======       =======       =======       =========
     NET LOSS
     PER COMMON SHARE,
     BASIC AND DILUTED                                       $ (0.37)      $ (0.18)      $ (0.92)      $ (0.37)
                                                             =======       =======       =======       =========

     WEIGHTED AVERAGE NUMBER
          Of COMMON SHARES OUTSTANDING
          BASIC and DILUTED                                    6,773         5,265         6,373         5,213
                                                             =======       =======       =======       =========


See accompanying notes to condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                         Nine months ended September 30,
                                                                               2001          2000
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                            $(5,734)          $(1,014)
         Adjustments to reconcile net loss to net cash
               used for operating activities
                 Depreciation and amortization                                   413               250
                 Allowance for doubtful accounts                                 358                18
                 Issuance of common stock for services rendered                   --                63
                 Amortization of the fair market value of warrants                42                41
               Changes in current assets and liabilities :
                 Receivables                                                     942              (966)
                 Inventories                                                     497                17
                 Prepaid expenses and other assets                               594            (1,173)
                 Accounts payable                                                623              (130)
                 Accrued liabilities and other expenses                         (378)              329
                                                                             -------           -------
                         Net cash  used for operating activities              (2,643)           (2,565)
                                                                             -------           -------
     CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of equipment                                                 (114)             (285)
         Investment in Technology Companies                                       --               167
         Purchase of Aquatic Propulsion Technologies                              --              (981)
         Purchase of patents and intangibles                                     (19)             (162)
         Purchase of ASCR - Barbary Coast                                         --               132
                                                                             -------           -------
                         Net cash used for investing activities                 (133)           (1,129)
                                                                             -------           -------
     CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from the issuance of notes and loans payable                    --               409
         Sale of common stock, net of stock offering costs                       (29)            1,589
         Sale of Preferred stock, net of Preferred stock offering costs           --             1,972
         Principal repayments on note payable and long-term debt                 (25)              (17)
         Increase in capital leases                                               --                26
         Payments on obligations under capital leases                             (2)              (10)
         Advances on notes receivable from shareholders                          105                77
                                                                             -------           -------
                           Net cash  provided by financing activities             49             4,046
                                                                             -------           -------
     NET INCREASE ( DECREASE) IN CASH                                         (2,727)              352
     CASH, beginning of period                                                 3,543             3,184
                                                                             -------           -------
     CASH, end of period                                                     $   816           $ 3,536
                                                                             =======           =======
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the nine months for interest                         $    55           $    27

Non-cash investing and financing activities:
On June 28, 2001, the Company repurchased $1,500,000 of common stock in exchange for a promissory note for $1,500,000.

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

The financial statements presented herein, for the three months and nine months ended September 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of preferred stock have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

(2) PRINCIPLES OF CONSOLIDATION -- The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.

(3) COMMON STOCK

Our Common Stock has been listed in the NASDAQ SmallCap stock exchange under the symbol "ZAPP" since May 22, 2000. From March 11, 1998 to May 22, 2000, our Common Stock was listed on the OTC Bulletin Board under the stock symbol "ZAPP". The shareholders voted at our Annual Meeting on June 16, 2001 to change our corporate name from ZAPWORLD.COM to ZAP.

On June 28, 2001, we entered into a settlement agreement to avoid threatened litigation whereby we agreed to repurchase 50% of the 1,250,237 shares of Common Stock held by Ridgewood ZAP, LLC, (Ridgewood) one of several funds managed by Robert Swanson and Douglas Wilson, both of whom were members of our board of directors. The terms of the agreement require us to pay $1.5 million in the form of a 6% interest-bearing Promissory Note, interest payable semi-annually with principal due in three installments, the first of which is for $500,000 and is due on June 27, 2002, the second of $500,000 is due six months later, and the third is due six months after the second.

The remaining one-half of Ridgewood stock will be purchased by certain holders of our Series A-1 and Series A-2 Preferred Stock in $100,000 monthly installments (subject to certain adjustments) starting February 1, 2002 with the purchase price per share to be 91% of the lowest closing bid price for the prior twenty-day trading period.

To the extent the amount paid by the Preferred Shareholders for the Ridgewood stock is less than $1.5 million, the difference is to be added to the Promissory Note and that amount is to be paid by us at the rate of $100,000 per month. Thus, the Company is contingently liable for any short-fall in the purchase price paid by the Preferred Shareholders.

In the event of a default, Ridgewood may convert the remaining balance of the Promissory Note into shares of Common Stock at a price one-third of the then market price.

In addition to the payment obligation to Ridgewood ZAP, LLC, one of the other terms of the settlement agreement required Robert Swanson and Douglas Wilson to resign from the board of directors. They resigned on July 31, 2001.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the"FASB") issued SFAS No.141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No.141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No.142 addresses the methods used to amortize intangible assets and to assess the impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at September 30,2001 is goodwill related to the acquisitions made in 1999 and 2000 with a net carrying value of $1,712,000. Upon adoption of SFAS No. 142 we will no longer amortize this goodwill, decreasing our amortization expense of approximately $320,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We have not determined the full effect of these new pronouncements on our financial position or our results of operations until we complete our analysis of the impairment provisions of the new standards.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

Overview

Our business strategy revolves around developing, acquiring, and commercializing electric vehicles and other alternative vehicles and systems. This "electric vehicle" strategy has certain fundamental, practical, and environmental advantages over available internal combustion modes of transportation. We believe our products can be produced commercially on an economically competitive basis. In 2001, we continued to enhance and broaden our electric vehicle product line.

We manufacture an electric motor system that is sold as a kit to be installed by the customer on his or her own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. We also install the motor system on specially designed bicycles that we have manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, we produce an electric scooter known as the ZAPPY(R), which is manufactured by us using parts manufactured by various subcontractors. In order to ensure that we can maintain our competitive cost advantage, we have transitioned nearly all of our production facilities to lower cost Taiwanese contract manufacturers at the end of the second quarter this year. Such a move also enables us to concentrate on our marketing and sales efforts. We also currently benefit from our high name recognition in the electric vehicle industry coupled with a rapidly developing business on our Internet website www.zapworld.com. We offer one of the broadest lines of personal electric vehicles currently available. According to published reports, we believe we currently hold a leading electric bicycle and scooter market position in the United States.

We are the U.S. distributor of the Lepton scooter that is imported from Italy. Additionally, we are a manufacturer of an electric motorcycle known as the Lectra(TM). The Company also has agreements to distribute other electric vehicles.

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

We have been granted exclusive market rights in selected electric vehicle markets from Evercel Corporation in exchange for specifying the Evercel(TM) battery in an electric vehicle made by us. We have no other contractual agreements with any of our other vendors.

The Executive Committee of the board of directors has engaged Harry R. Kraatz, who is also a director, as a consultant to advise and assist the board with restructuring the Company's balance sheet, reducing costs and creating a new strategic business plan to best serve the interests of our stakeholders. Thus, Mr. Kraatz will be involved in our daily operations on an interim basis to provide assistance where requested.

We have approximately $881,000 of backlog orders and purchases contracts in hand for electric vehicles as of November 13, 2001. We expect to fill these orders within the current fiscal year.

Some significant developments during the third quarter of 2001 were as follows:

     1. In October 2001, ZAP filed an amendment to the SEC Form SB-2 to register 4,800,000 shares of Series B Convertible Preferred stock with a $1.00 proposed offering price to raise up to $4.8million of new capital. Due to the poor condition of the investment market, we may substantially change the terms of the offering or withdrawal it completely.

     2. Began distribution of the new LEPTON(TM) which is a moped-class scooter imported from Italy that incorporates classic Italian styling with the latest in electric propulsion technology. With its high-efficiency microprocessor controlled propulsion system, the LEPTON(TM) travels to 25 MPH for a range of up to 20 miles. The LEPTON(TM) was featured in the "What's New "section of the October's Popular Science Magazine.

     3. Introduced the 2002 model ZAPPY(R) electric scooter. The new ZAPPY(R) offers significant upgrades over the previous design in such areas as: a new motor which is noticeably faster and more powerful, a new wider belt drive which significantly reduces overall user maintenance and more elegant design which contributes to better braking, wiring and cable runs. It also has an improved safeguarded controller and battery pack.

     4. ZAP is planning new business with its joint venture partner Voltage Vehicles ("Voltage"). Voltage has signed a letter of intent to be acquired by Advanced Wireless Systems Inc. (OTC Bulletin Board AWSSE). The joint venture was entered into in May 2001 to develop, design, manufacture and distribute a full line of new personal electric vehicles as well as ZAP's current line of electric vehicles.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in our Statements of Operations (see Financial Statements and Notes) for the periods indicated:


                                            Quarter ended September 30,   Nine months ended September 30,
                                               2001           2000            2001          2000
---------------------------------------------------------------------------------------------------------
Statements of Operations Data:
        Net sales....................        100.0%         100.0%          100.0%        100.0%
        Cost of sales................       (243.8)         (64.1)         (125.9)        (63.9)
        Gross profit (loss)..........       (143.8)          35.8           (25.9)         36.1
        Operating  expenses..........        220.3           38.1           132.1          49.9
        Other Income (expense).......         (4.1)           0.9            (0.1)          1.3
        Net  Loss....................       (368.3)          (1.4)         (157.9)        (12.5)

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Summary Comments Regarding Third Quarter 2001 Results. Our overall performance for the period ended September 30, 2001 was adversely affected by the following key factors:

(1) The poor worldwide economy has negatively affected our sales volume for both domestic and foreign distributors. Sales prices were also pressured downward by liquidation sales (at 50 % to 75% of their costs) to one of the Company' largest competitors who has discontinued business.

(2) The recent theft of approximately $175,000 of scooters at cost, from the warehouse of our outside freight company in Miami. This has affected our distribution and resulted in a loss of profit since these products were committed to a customer.

(3) Negative gross profit for the quarter was the result of the sales made below our costs to sell existing inventory and to improve cash flow. This situation was caused in part to the loss of sales to low-cost competitors' products manufactured in China and overseas and the above mentioned liquidation. The Company has also lowered the book value of certain inventory items to reflect lower market prices.

(4) Delays in the introduction of sufficient market quantities for new products such as: the SWIMMY(TM), ZAPPY-TURBO and POWERRBIKE(R) has affected our quarterly performance. Since these products are being newly produced in Taiwan, we have experienced various start-up production problems at our contract manufacturer.

Net sales for the quarter ended September 30, 2001, were $678,000 compared to $3.9 million in the prior year, a decrease of $3.3 million or 83%. The decrease in sales in 2001 over the same period in 2000 was largely due to the slow worldwide economy, and sales price pressures from low-cost competitors' products made in China. We also sold products at a discount to liquidators.

Gross loss as a percentage of net sales decreased to (143.8%) in the third quarter of 2001 from a gross profit of 36% in 2000. The total gross profit decreased $2.4 million or 169 %. The decrease in gross margin percentage resulted from lower sales prices, which were done to move product. Also the inventory carrying value of certain products were adjusted to reflect a decrease in the estimated sales prices.

Selling expenses in the third quarter ended September 30, 2001 were $203,000 compared to $579,000 for the third quarter ended September 30, 2000. This was a decrease of $376,000 or 65 % which was due to less salaries and marketing and promotion expenses. As a percentage of sales, selling expenses increased from 14.7% of sales to 29.9 % of sales. The percentage increase was primarily due to less sales volume.

General and administrative expenses for the quarter ended September 30, 2001 were $1,181,000. This was an increase of $407,000 or 52.6% from 2000. As a percentage of sales, general and administrative expenses increased to 174.2 % from 19.6% of net sales. Expense increases during the 3rd quarter of 2001 as compared to the 3rd quarter of 2000 can be partially attributed to higher salaries and benefits, greater depreciation and amortization due to the business acquisitions in the later half of 2000, higher legal and professional fees due to a patent lawsuit, and fund raising activities.

Research and development expenses decreased $43,000 or 28.1 % from the 3rd quarter of 2000 as compared to the 3rd quarter of 2001. As a percentage of net sales, R&D increased to 16.2% of sales in the 3rd quarter of 2001 as compared to
3.8 % of sales in the 3rd quarter of 2000. Expense decreases were the result of less research and development expenses in general due to the timing of product development projects during the third quarter.

Net Interest expense increased $60,000 in the third quarter of 2001 as compared to the third quarter of 2000. The increase is attributed primarily to interest expense on the $1.5 million note payable.

Other income (expense) decreased $4,000 from the third quarter of 2000 due to less miscellaneous income items.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001 were $3.6 million compared with $8.1 million in the nine months ended September 30, 2000, a decrease of $4.5 million or 55.3%. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy.

Gross loss in the first nine months of 2001 was $(940,000) compared with $2.9 million gross profit in the first nine months of 2000. As a percentage of sales, gross profit decreased to (25.9)% in the first nine months of 2001 compared with 36.1% in the first nine months of 2000. The decrease in gross margin percentage can be attributed to the intense competition in the marketplace where sales were made at low margins to move the products. The Company has also lowered the book value of certain inventory items to reflect current market prices.

Selling expenses for the nine months ended September 30, 2001 were $935,000 as compared to $1.3 million for the nine months ended September 30, 2000. This was a decrease of $392,000 or 29.5% from 2000 to 2001 which was primarily due to less salaries ,marketing and promotion expenses. As a percentage of sales, selling expenses increased from 16.3 % of sales to 25.7 % of sales. The percentage increase was primarily due to the lower sales volumes.

General and administrative expenses for the nine months ended September 30, 2001 were $3.4 million. This is an increase of $1.1million or 49.4% from 2000. As a percentage of sales, general and administrative expense increased to 93.4 % from 27.9% of net sales. Expense increases during the first nine months of 2001 as compared to the first nine months of 2000 were due to higher salaries and benefits, greater depreciation and amortization due to business acquisitions in the later half of 2000, higher legal and professional fees due to a patent lawsuit, and fund raising activities.

Research and development expenses increased $6,000 or 1.3% during the first nine months of 2001 as compared to the first nine months of 2000. As a percentage of net sales, research and development increased to 12.9% of sales in the first nine months of 2001 as compared to 5.7% of sales in the first nine months of 2000. Increased personnel and facilities costs incurred primarily in the first quarter to accommodate new product development and improve existing products led to higher costs in the first nine months of 2001.

Interest income(net) decreased $103,000 in the first nine months of 2001 as compared to the first nine months of 2000 due to lower available cash balances and higher interest expense on the long-term note.

Other expense increased $3,000 from the first nine months of 2000 to the first nine months of 2001 due to higher miscellaneous fees.

Liquidity and Capital Resources

In the first nine months of 2001, net cash used by us for operating activities was $2.6 million. In the third quarter of 2000, we used cash from operations of $2.6 million. Cash used in the first nine months of 2001 was comprised of the net loss incurred for the period of $5.7 million offset by net non-cash expenses of $771,000 and the net change in operating assets and liabilities provided cash of $2.3 million. Cash used in operations in the first nine months of 2000 was comprised of the net loss incurred for the period of $1million,offset by net non-cash expenses of $372,000, and the net change in operating assets and liabilities resulting in a use of cash of $1.9 million.

Investing activities used cash of $133,000 and $1.1 million during the first nine months ended September 30, 2001 and 2000, respectively. The uses of cash for both periods were for the purchase of fixed assets and patents, and the acquisition of additional technology.

Financing activities provided cash of $49,000 and $4 million during the first nine months ended September 30, 2001 and 2000, respectively. In both years, cash was provided or used in financing activities resulted from the sales of common stock, $29,000 and $1.6 million for the first nine months ended September 30, 2001 and 2000 respectively, offset by principal payments on outstanding debt. The sale of preferred stock in 2000 also provided $1.9 million of cash.

During 2000, the Company issued 3,000 shares of Preferred Stock Series A-1 and 2,000 shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2, or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the three lowest closing prices over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the three lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the three lowest closing prices over the 45 trading days prior to conversion. As of September 30, 2001, there were 861 shares of Series A-1 Convertible Preferred Stock outstanding and 1,664 shares of Series A-2 Convertible Preferred Stock outstanding. Dividends are cumulative and accrue at 6% per year and are payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase

In October 2001, we amended and lowered our initial request, which was filed in February with the Securities and Exchange Commission, to now raise up to $4.8 million through the offering of 4.8 million shares of Series B Convertible Preferred Stock at a price of $1.00 per share. Due to the poor condition of the Investment Market, we may substantially change the terms of the offering or withdraw it completely.

At September 30, 2001, we had cash of $816,000 as compared to $3.5 million at September 30, 2000. At September 30, 2001, we had working capital of $1.7 million as compared to working capital of $6.4 million at September 30, 2000. The decrease in cash in the first nine months of 2001 from the first nine months of 2000 are mostly due to the losses incurred by us during the period. We, at present, do not have a credit facility in place with a bank or other financial institution.

We may not be able to meet our future cash requirements for the rest of the current fiscal year unless new financing is obtained. Some options now being pursued by us for financing are the SEC filing noted above to raise $4.8 million, additional equity contributions, and/or short-term loans with existing and outside investors. Toward this end, we have held discussions with various parties, but no formal agreements have been reached to date, since the terms have been extremely unfavorable to the company and indications are that no better offers may be forthcoming.

Moreover, we will require substantial capital in the short term to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the balance of the year.

In order to finance our working capital requirements we are currently negotiating equity investments with several sophisticated investors, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing, we may not be able to continue as a viable concern. Management is exploring all feasible options to recapitalize the Company, including a possible reorganization under the existing bankruptcy laws. If we cannot raise new capital, our current financial condition may dictate more drastic alternatives such as temporarily suspending operations, or filing for Chapter 11 bankruptcy protection.

We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
On September 28, 2001, we were notified by the Lashman Family Partnership, which holds a security interest on the intellectual property rights to ZAP products selling under the name Sea Scooter, that we are in default on our Promissory Note of $158,000 issued to them in connection with our acquisition of Aquatic Propulsion Technologies, Inc. We were further notified that the Lashman Family Partnership has foreclosed on the patents and, henceforth, we will be infringing the patents should we continue to manufacture and market the Sea Scooter brand. We dispute the accuracy of the default, intend to negotiate a settlement with the Lashman Family Partnership, and are simultaneously looking for a buyer of the Promissory Note and the intellectual assets.

On September 6, 2001, we were served with a complaint from Hampel Technologies, Inc. for a collection in the amount of $49,324.16. We intend to file a timely answer denying the allegations set forth therein with the County of Sonoma Superior Court.

On August 8, 2001, we were served with a complaint from Northern California Collection Service Inc. for a collection in the amount of $63,000. We filed an answer offering a general denial to each allegation on September 10, 2001 with the County of Sacramento Superior Court.

We recently settled a lawsuit with Master Shine USA, Inc., and its related affiliates and subsidiaries ("Master Shine"), over alleged copyright, patent, and trademark infringement regarding Master Shine's importation and sale of electric scooters that are substantially similar to our ZAPPY(R) electric scooter.

A lawsuit brought by James McGreen, our former president, was settled . Mr. McGreen will also receive 5,000 stock options, which can be exercised into shares of our common stock.




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

                 ZAP
         ------------------
            (Registrant)

Signature                         Title                Date

/s/ Gary Starr                    Director / CEO       November 13, 2001
----------------------

/s/ William R. Hartman            CFO                  November 13, 2001
----------------------