Form 10KSB
period 2001-12-31
ZAP
filed 2002-04-15
CIK 1024628

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

                          -----------------------------

                   For the fiscal year ended December 31, 2001

                         Commission File Number 0-303000

                                       ZAP
                             (FORMERLY ZAPWORLD.COM)
                 ----------------------------------------------
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $4,997,923.

The aggregate market value of the Company's voting common stock held by non-affiliates as of March 29, 2002, based on the average Bid and Ask price on that date was $669,364

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

6,693,643 shares of common stock as of March 29, 2002.
================================================================================

                      =====================================

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

On March 1, 2002, the Company filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Filing") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). The Company is operating as debtor-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.


A.    BUSINESS DEVELOPMENT

ZAP (the "Company" or "ZAP") was incorporated under the laws of the State of California, on September 23, 1994, as "ZAP Power Systems". The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. The Company has grown from a single product line to a full line of electric vehicle products. Most of the Company's domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

The Company was established to develop low cost electric vehicles to provide alternative modes of transportation as a means of providing relief from the emissions associated with gas powered vehicles and to become a leader in the emerging light electric vehicle industry. The Company's objective is to leverage its proprietary technology and name recognition to serve a number of high potential markets in the electric bicycle, electric scooter, and other light electric vehicle transportation industries. Since the Company's management believed that the primary barrier to widespread use of electric vehicles was their high cost, the Company's activity and revenue was initially derived from development contracts with domestic government agencies and a foreign private entity. These contracts were set up to develop low-cost Zero Air Pollution (or
ZAP) type electric vehicles. The Company continues to focus its research efforts on making electric vehicles cost effective, while developing an international distribution network for personal vehicle products.

The Company plans to develop proprietary technologies that are important elements of the ZAP brand of personal electric vehicles. Each of these components will be marketed under the ZAP brand name. In addition to new electric vehicles, ZAP is currently focusing its development efforts on a new generation of microprocessor drive controllers. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the electrical vehicle industry and strategic alliances with certain manufacturers, distributors and sales organizations.

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

The Company also manufactures several electric motor systems. One of these is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. The Company also installs a motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors.

The Company manufactures several electric motor vehicle kits. The batteries used in these kits are standard batteries used in the computer industry for power interrupt systems. The electronic system uses standard electronic components. The Company has developed long-term purchase arrangements with its key vendors.

Strategic Refocus and Turnaround Business Strategy

The Company is developing a Plan of Reorganization with respect to its financial affairs (including the Turnaround Business Strategy). In order to be confirmed, the Plan of Reorganization must satisfy certain requirements of the Bankruptcy Court, including that each claim in a particular class receive the same treatment as each other claim in that class and that the Company be adequately capitalized (upon emergence from Chapter 11) so that confirmation of the Plan of Reorganization would not be followed by a liquidation or the need for further reorganization.

To manage the downturn in our business, protect the Company's capitalization and remedy the working capital shortage, the company immediately implemented the following changes:

     o    Analyzed the causes for the declines and implemented changes
     o    Consolidated several offices
     o    Reduced staffing from approximately 100 employees to 23
     o    Reduced executive salaries up to 30%
     o    Developed a Contingency Plan
     o    Moved production to Taiwan
     o    Initiated certain acquisition discussions

ENVIRONMENTAL INITIATIVES AND LEGISLATION

Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several States have also adopted legislation that sets mandates for the introduction of electric vehicles. In 2003 the State of California will require that 4% of the cars offered for sale are emission free and 2% electric. However, there is strong political opposition to this mandate. Foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As ZAP commercializes new transportation technology, it has been required to expend Company resources in educating legislators of the benefits of these vehicles.

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

The Company's existing product line ,which includes new and planned introductions is as follows:

ZAPPY(R)- This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. Its patented design includes a unique folding mechanism and proprietary circuitry which increases the efficiency and range of the vehicle. In the fourth quarter last year, we introduced a new 2002 ZAPPY(R) Scooter which offered significant upgrades over the previous design from its performance and construction to its look. The ZAPPY(R) scooter accounts for the majority of our sales.

ZAPPY TURBO(TM) - The new ZAPPY TURBO is an improved version of the Company's ZAPPY folding electric scooter. The ZAPPY TURBO's new electric propulsion system offers improved acceleration and hill climbing, and has a "hi-performance" mode that allows the scooter to reach speeds of 19.5 MPH. We started shipping this item in March of 2002.

SWIMMY (TM)- The Swimmy was designed to give swimmers and snorkelers a boost in the open water or to enjoy in a pool. It's as simple as grabbing onto the handles and pulling a switch for an effortless ride through the water with a quiet electrical assist. While ZAP already manufactures a Sea Scooter for scuba divers, the strong interest in this product received thus far, indicates a demand for a swimming pool version for children and fitness swimmers. The SWIMMY(TM) is in the pre-production phase as of March 2002.

SEA SCOOTER(TM) -The Sea Scooter is an electric water scooter which pulls a diver or swimmer through the water without gas emissions. It can also be used as a water toy for swimming pools or for more efficient snorkeling.

POWERSKI(R)- This Powerful design offers skaters a new form of transportation, exercise and pure skating fun. The two-wheeled device pulls the rider like a water skier via two flexible poles that allow a skiing motion. With a top speed of 15MPH, the POWERSKI can easily turn any paved surface into a downhill skiing environment.

POWERBIKE(R) - The Powerbike is primarily a mountain bike with a new and improved electric motor attached. It was designed to appeal to the low cost mass merchant.

LEPTON - This electric vehicle is similar to a gas 50cc type scooter with a top speed of 30 miles per hour. The Company purchases these items from an Italian scooter manufacturer and expects sales primarily in resort and university localities.

MICROPROCESSOR DRIVE CONTROLLERS- The Company is working to develop a series of low cost proprietary motor controller microprocessors for all of its electric vehicles, which is believed to increase efficiency and lower costs of operation.

Company funded research and development expense charged to operations in fiscal years 2001and 2000 was $500,000 and $699,000 respectively.

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

ZAP also holds several trademarks: the trademark ZAP(R)was assigned to the Company on September 23, 1994, (Reg. No. 1,794,866); the ELECTRICRUIZER(R)mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R)mark was registered on March 21, 2000 (Reg No. 2,330,894); the POWERBIKE(R)mark was registered on June 1, 1999 under (Reg. No. 2,248,753). The trademark ZAPWORLD.COM(R)was registered on July 25, 2000 (Reg.No. 2,371,240); the trademark ZAP Electric Vehicle Outlet(R)was registered on March 28, 2000 ( Reg. No. 2,335,090) and the mark Zero Air Pollution(R) was registered on February 28, 2000 (Reg No. 2,320,346).

The Company also acquired two patents as the result of the emPower acquisition in December, 1999. One patent was for the powered roller skates (Patent #6,059,062) and another for the powered skateboard (Patent #6,050,357). The Company acquired all of the assets of Electric Vehicles Systems Inc, including the PowerSki(R), trademark (registration #2,224,640) and two U.S. Patents, (Patent #5,735,361) and (Patent #5,913,373). The Company also has a patent for the Powered Scooter (Patent #115,434). With the purchase of Aquatic Propulsion Technology Inc., on July 1, 2000, the Company acquired the following five patents: submersible marine vessel issued June 13, 1995 (Patent #5,423,278), personal submersible marine vehicle issued June 3, 1997 (Patent # 5,634,423), submersible marine vessel issued on April 19, 1994 (Patent # 5,303,666) scuba scooter issued on May 31, 1994 (Patent Des 347,418), and scuba scooter issued June 6, 1995 (Patent Des 359,022)submersible marine vehicle issued February 19, 2002 (Patent # US D453,726 S). The Company also has several copyright registrations for various advertisements that it uses to promote its products.

BACKLOG

The Company has a $299,000 backlog of orders and purchase contracts in hand for electric vehicles as of March 29, 2002. The Company expects to fill its entire backlog within the current fiscal year.

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

There are also other manufactures, both large and small, of personal electric vehicles. The principal competitive advantages of the Company are its ownership of fundamental technology, its trade-name and its potential ability to be a low cost manufacturer through domestic and international connections, and its distribution network. In order to reduce costs the Company's production activities have been transferred to lower cost Taiwanese outside contract manufacturers. This move also enables the Company to concentrate on its marketing and sales efforts. The Company also currently benefits from its high name recognition in the electric vehicle industry coupled with a rapidly developing business on its Internet website ZAPWORLD.COM. The Company offers one of the broadest lines of personal electric vehicles currently available. According to published reports, the Company believes it currently holds a leading electric bicycle and scooter market position in the United States.

EMPLOYEES

As of March 29, 2002, the Company had a total of 23 employees. This is a decrease of 53 employees from 2001. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the electric vehicle industry. The loss of services of any of its officers or key employees, or its inability to hire and retain a sufficient number of qualified employees, will harm the Company's business.

ITEM 2.   DESCRIPTION OF PROPERTY.

The chart below contains a summary of our principal facilities.

LOCATION                   USE                             NUMBER OF SQUARE FEET
--------                   ---                             ---------------------
117 Morris Street          Office, Production, and R&D             8,200
6784 Sebastopol Avenue     Distribution Center                     9,800


The above buildings are located in Sebastopol, California. The Company leases all of its manufacturing, research and office facilities. All of the leases are term leases and none include options to purchase. The Company's property consists primarily of manufacturing equipment and office computer systems. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlords. The Company owns the basic tools, machinery and equipment necessary for the conduct of its production, research and development, and vehicle prototyping activities. During 2001, the Company closed five rental locations as a cost savings measure. Management believes that the above facilities are generally adequate for present operations.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

On March 1, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U. S. Bankruptcy Court, Northern District, in Santa Rosa, California. As a result of the filing of voluntary petitions under Chapter 11 of the United States Bankruptcy Code, it is anticipated that claims will be asserted in excess of those amounts set forth in the Company's books and records, and that the Company will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 cases, including claims resulting from the assumption or rejection of leases and executory contracts and various other claims.

Generally, legal actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession.

In light of the Chapter 11 filing the following three lawsuits have been stayed:

On September 28, 2001, we were notified by the Lashman Family Partnership, which holds a security interest on the intellectual property rights to ZAP products selling under the name Sea Scooter, that we are in default on our Promissory Note of $158,000 issued to them in connection with our acquisition of Aquatic Propulsion Technologies, Inc. We were further notified that the Lashman Family Partnership has foreclosed on the patents and, henceforth, we will be infringing the patents should we continue to manufacture and market the Sea Scooter brand. We dispute the accuracy of the default, and we are looking for a buyer of the Promissory Note and the intellectual assets.

On September 6, 2001, we were served with a complaint from Hampel Technologies, Inc. for a collection in the amount of $49,324.16. We filed a timely answer denying the allegations set forth therein with the County of Sonoma Superior Court. This action as been stayed as a result of the bankruptcy filing.

On August 8, 2001, we were served with a complaint from Northern California Collection Service Inc. for a collection in the amount of $63,000. We filed an answer offering a general denial to each allegation on September 10, 2001 with the County of Sacramento Superior Court. This action as been stayed as a result of the bankruptcy filing.

The Company has filed a lawsuit on March 8, 2002 against International Service Group in the Superior Court of the State of California County of San Mateo, Northern Branch. The compliant is for breach of contract and negligence over the theft of electric scooters transferred to their custody.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year-end December 31, 2001.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been listed on the Nasdaq SmallCap Market under the symbol "ZAPP" since May 22, 2000. On February 14, 2002, the Company received a Nasdaq staff determination notice indicating that the Company's common stock would be subject to delisting from the Nasdaq National Market System for failure to comply with certain Marketplace Rules. These rules requires that the Company's common stock maintain a minimum bid price of $1.00. Under this rule, the Company has until August 13, 2002, to comply. If the Company meets certain listing criteria it may be granted an additional 180 day grace period to demonstrate compliance. On March 1, 2002 , ZAP was suspended from trading on the Nasdaq SmallCap Market due to our Chapter 11 Bankruptcy filing. On March 20, 2002, we resumed trading under the symbol "ZAPPQ".

On March 21, 2002, the listing qualifications section of Nasdaq notified ZAP that Nasdaq intends to delist ZAP from The Nasdaq Stock Market for failure to comply with Marketplace Rules 4330(a)(1), 4330(a)(3), 4310(c)(2)(B and 4310(c)(13). The Nasdaq delisting notice stated their determination was based on concerns raised by ZAP's recent filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, concerns regarding the residual equity interest of the existing listed security holders, and ZAP's failure to meet quantitative requirements for continued Nasdaq listing. The Nasdaq staff noted that ZAP does not meet the minimum net tangible assets and stockholder's equity requirements. In addition, ZAP has failed to pay $23,335 in listing fees due to Nasdaq dating from the third quarter of 2001. Finally, the Nasdaq staff noted that the company's bid price of its common stock had closed below the $1 per share minimum requirements, required by Marketplace Rule 4310(c)(4), for more than thirty days. ZAP had notified the Nasdaq staff that the company is currently exploring various strategic alternatives for the Company, including, among other things, merging with two private companies, as part of their plan of reorganization, in order to increase the Company's equity and assets.

The Nasdaq staff has determined to delist the company's securities from The Nasdaq Stock Market on the opening of business of April 1, 2002, subject to the company's right to appeal the delisting of its securities from Nasdaq and a hearing. ZAP requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. ZAP has been granted a hearing which will stay the delisting process pending the Panel's decision. ZAP cannot be sure that the Panel will grant the company's request for continued listing.

The shareholders voted at our Annual Meeting on June 16, 2001 to change our corporate name from ZAPWORLD.COM to ZAP.

On June 28, 2001, we entered into a settlement agreement to avoid threatened litigation whereby we agreed to repurchase 50% of the 1,250,357shares of Common Stock held by Ridgewood ZAP, LLC, (Ridgewood) one of several funds managed by Robert Swanson and Douglas Wilson, both of whom were members of our board of directors. The terms of the agreement require us to pay $1.5 million in the form of a 6% interest-bearing Promissory Note, interest payable semi-annually with principal due in three installments, the first of which is for $500,000 and is due on June 27, 2002, the second of $500,000 is due six months later, and the third is due six months after the second.

The remaining one-half of Ridgewood stock is to bepurchased by certain holders of our Series A-1 and Series A-2 Preferred Stock in $100,000 monthly installments (subject to certain adjustments) starting February 1, 2002 with the purchase price per share to be 91% of the lowest closing bid price for the prior twenty-day trading period. Since no purchases have been made through March 29, 2002, ZAP is liable as discussed below.

To the extent the amount paid by the Preferred Shareholders for the Ridgewood stock is less than $1.5 million, the difference is to be added to the Promissory Note and that amount is to be paid by the Company at the rate of $100,000 per month. Thus, the Company is contingently liable for any short-fall in the purchase price paid by the Preferred Shareholders. In the event of a default, Ridgewood may convert the remaining balance of the Promissory Note into shares of Common Stock at a price one-third of the then market price.

Mr. Robert Swanson and Mr. Douglas Wilson resigned from the Board of Directors on July 31, 2001.

As of March 29, 2002, there were 6,693,643 shares of Common Stock outstanding held by 1,893 shareholders. The following table sets forth the high and low prices of the Common Stock as reported on the OTC Bulletin Board through the second quarter of 2000, and the high and low prices per share as reported on the NASDQ Small Cap Stock exchange for the third quarter of 2000 through March 29, 2002.

                           2002                  2001                  2000
                      High       Low        High       Low        High       Low
                      ----       ---        ----       ---        ----       ---
                   (through
                  3/29/2002)
First Quarter .... $ 0.33     $ 0.09(1)  $ 3.06     $ 1.12     $10.00     $ 8.00
Second Quarter ...     --         --       2.55       0.90       6.00       5.44
Third Quarter ....     --         --       1.75       0.51       5.87       5.31
Fourth Quarter ...     --         --       0.43       0.17       3.25       2.50

(1) During this quarter, the stock was briefly halted from trading on NASDAQ as the result of ZAP's filing for Chapter 11 Bankruptcy protection

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

On March 27, 2001, pursuant to an exemption under Section 4(2) of the Act, the company granted options to purchase 220,000 shares of common stock to employees.

On April 26, 2001, pursuant to an exemption under Section 4(2) of the Act, the Company issued 5,188 shares of common stock to settle the final acquisition of EMB.

On December 19, 2001, pursuant to an exemption under Section 4(2) of the Act, the Company issued 50,000 shares of common stock as stock bonuses to employees in consideration of the rescission of all previously unexercised stock options.

On December 19, 2001, pursuant to an exemption under Section 4(2) of the Act, the Company granted options to purchase 1,445,000 shares of common stock to employees. At the same time, the Company granted options to purchase 700,000 shares of common stock to Members of the Board of Directors and another 25,000 options to an outside consultant.

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

Our company, ZAP, was incorporated in California in 1994 under the name "ZAP Power Systems." We design, assemble, manufacture and distribute electric vehicles, including electric scooters, electric bicycle power kits,electric bicycles, electric motorcycles, electric wheelchairs, and electric water scooters, and other personal electric and non-electric transportation vehicles.

On March 1, 2002, The Company filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Filing") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court"). The Company is operating as debtor-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed.

As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 Filing for the purpose of identifying all pre-petition claims against the Company . Substantially all of the Company's liabilities ("pre-petition liabilities") are subject to settlement under a plan of reorganization. Generally, legal actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. The Company can only pay pre-petition obligations with the approval of the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either mutually resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. There can be no assurance that any reorganization plan that is effected will be successful. Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to the review of the Bankruptcy Court. Parties affected by any such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items.

The Company sells its electric vehicles to retail customers, international distributors, law enforcement agencies, electric utility companies, bicycle dealerships, motorsport dealers, its dealers and mail order catalogs. Products are also available for purchase on the Company's Internet site, which is ZAPWORLD.COM. The Company sells to mail order catalogs and selected customers on various credit terms. Many of the smaller dealerships are sold on a cash-on -delivery basis. The Internet and retail sales are primarily paid for with a credit card or personal check before shipment of the product.

The Company's overall goal is to dominate the personal electric vehicle industry market. The Company's primary growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through mass retail organizations and wholesale distributors both domestically and overseas, by setting up retail outlet stores that specialize in electric vehicle transportation as well as franchise stores to assist in the retail arena. Through the acquisition of RAP Group, Inc., the Company has a proof of concept and showcase successful retailer of electric vehicles. Strategic alliances with leaders in the industry are also of equal importance, and these alliances will be broadened through this Plan. The Company intends to increase its production capability through contract manufacturers to meet the increasing demand for its product. Product improvements, new product introductions, and the expansion of the ZAP electric outlet network will continue to enlarge ZAP's presence in the electric vehicle industry. The Company has recently moved the majority of its production activities overseas to contract manufacturers, which will maximize cost savings and enable it to focus on sales and distribution of its products, without the high cost of keeping a manufacturing facility. Furthermore through the acquisitions and mergers with RAP Group, Inc. and Voltage Vehicles, the Company will be able to drastically cut overhead by combining resources, and management.

SUMMARY COMMENTS REGARDING RESULTS FOR 2001. Our overall performance for the year ended December 31, 2001 was adversely affected by the following key factors: the company experienced a drastic decline in orders and several of its larger international customers failed to pay for products. ZAP attributes this to the current world-wide economic situation. Unforeseen delays from suppliers and a theft of two containers of product from a third party storage facility also hurt holiday sales. The company's sales also suffered from trademark infringements which resulted in an industry-wide flood of competing goods. Additionally, ZAP was forced to reconsider and delay an equity financing because of the poor conditions of the equity markets after September 11,2001.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES for the year ended December 31, 2001 were $5 million compared to $12.4 million in the prior year, a decrease of $7.4 million or 60%. Due to multiple intellectual property rights violations by off- shore manufacturers, sales dropped due to low cost "knock offs". The poor worldwide economy has negatively affected our sales volume for both domestic and foreign distributors. Sales prices were also pressured downward by liquidation sales (at 50% to 75% of their costs) to one of the Company's largest competitors who has discontinued business. Internet sales were $526,000 and $602,000 in 2001 and 2000 respectively. This represented a 13 % decrease for 2001. A total of $957,000 in products was sold to one customer during the year ended December 31, 2000, representing 19% of sales. In the year ended December 31, 2000, $1.1 million, or 9 % of net sales, was sold to one customer. Due to their financial difficulties, this customer is no longer buying products from us.

GROSS PROFIT. Gross profit decreased as a percentage of net sales from 37% to a gross loss of 17 % during the year ended December 31, 2001. The decline in the gross margin percentage resulted from lower sales prices, which were reduced to move product. Also the inventory carrying value was adjusted to reflect lower realization values for certain items.

SELLING. Selling expenses in 2001 were $1.1 million. This was a decrease of $1.1million or 50% from $2.2 million in 2000. As a percentage of sales, selling expenses increased from 18% to 22%. Overall selling expenses decreased due to less salaries, marketing and promotion costs.

GENERAL AND ADMINISTRATIVE EXPENSES for 2001 were $4.1 million as compared to $3.8 million in 2000, which represents an increase of $300,000 over the prior year. Due to staffing reductions and the consolidation of Company facilities expenses such as salaries and benefits, rents and general office expenses were less. However, expenses were greater in some of the following areas: higher amortization of patents and goodwill, increase in bad debt expense, greater professional fees due to financial fund raising costs and higher general insurance liability expenses.

RESEARCH AND DEVELOPMENT was $500,000 in 2001 as compared to $699,000 in 2000, which represents a $199,000 or 28% decrease. As a percentage of net sales, Research and Development increased to 10% of sales compared to 6% for year-ended 2000. Expense cost decreases were the result of less spending on research and development. Also, due to cash conservation measures some new product development projects have been rescheduled.

IMPAIRMENT OF INTANGIBLES The major factor contributing to the expense of $2.6 million was the write-off of certain goodwill,trademarks and patents. In accordance with a generally accepted accounting principles , that requires a review all intangible items like goodwill and patents for impairment, the Company conducted an extensive valuation at year end 2001. Thus, the current carrying value of certain items were adjusted to reflect a lower recoverability of future cash generation from those patents and goodwill.

OTHER INCOME(EXPENSE) decreased $314,000 from income of $269,000 in 2000 to an expense of $44,000 in 2001. This decrease can be attributed to less interest income on investments due to lower outstanding bank balances. Also the Company received a $67,000 grant during the year from a state agency for a Neighborhood Electric Vehicle demonstration in 2000.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES for the year ended December 31, 2000 were $12.4 million compared to $6.4 million in the prior year, an increase of $6 million or 93%. The Company experienced such a dramatic increase due to a vastly expanded customer base with larger retailers and distributors plus the addition of new products in 2000. Fourth quarter sales for 2000 increased $2.3 million over the fourth quarter in 1999, which can be attributable to exceptionally strong holiday sales. Internet sales were $602,800 and $259,100 in 2000 and 1999 respectively. This represented a 132% increase for 2000. A total of $1.1 million in products was sold to one customer during the year ended December 31, 2000, representing 9% of sales. In the year ended December 31, 1999, $680,000, or 11% of net sales, was sold to one customer.

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

SELLING. Selling expenses in 2000 were $2.2 million. This was an increase of $1 million or 83% from $1.2 million in 1999. As a percentage of sales, selling expenses remained consistent at 18% for both 2000 and 1999. This increase was due to higher salaries and benefits as a result of expanding sales and marketing personnel and greater expenses for marketing and promotional items.

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

INTEREST EXPENSE was $21,000 for the year ended 2000, which represents a $246,000 decrease from $267,000 in 1999, which is the result of lower outstanding debt in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $2.4 million and $3.7 million during the years ended December 31, 2001 and 2000 respectively. Cash used in operations in 2001 was the result of the net loss incurred for the year of $9.2million, offset by net non-cash expenses of $3.4 million and the net change in operating assets and liabilities resulting in a further cash use of $3.4 million . Cash used in operations in 2000 was the result of the net loss incurred for the year of $1.9 million, which was offset by net non-cash expenses of $725,000, and the net change in assets and liabilities resulting in a further use of cash of $2.5 million.

Investing activities used cash of $242,000 during the year ended 2001. Investing activities used cash for the purchase of fixed assets. In the year ended December 31, 2000, investing activities used cash of $528,000 which was used for the purchase of fixed assets, additional capitalized patent costs, intangibles and the purchase of Electric Motorbike, Inc.

Financing activities used cash of $55,000 during the year ended December 31, 2001 while cash of $4.5 million was provided in the year-ended December 31, 2000. For 2001, cash was provided by the extinguishments of notes due from shareholders. In 2000, the Company received $4.5 million in proceeds from the issuance of $5 million of Convertible Preferred Stock to a small group of private investors. The stock may be converted into common stock over a three-year period at a specified price, which is contained in the Securities Purchase Agreement between ZAPWORLD.COM and the investors. . A dividend is also attached to the stock at a rate of 6% per annum. The dividend is payable in common stock or cash at the discretion of the Company on June 30 each year or when the preferred stock is converted into common shares. The investors also received warrants that expire in five years to purchase an additional 1.2 million shares of common stock at an exercise price ranging from $5.43 to $5.98.

During 2000, the Company issued 3,000 shares of Preferred Stock Series A-1 and 2,000 shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2, or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the three lowest closing prices over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the three lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the three lowest closing prices over the 45 trading days prior to conversion. As of March 29, 2002, there were 861 shares of Series A-1 Convertible Preferred Stock outstanding and 1,664 shares of Series A-2 Convertible Preferred Stock outstanding. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase. ZAP has not honored any recent conversion requests since we believe that these contracts will be rejected in the plan of reorganization .The Company also believes that the preferred stock and any dividends, or fees or penalties allowed will be part of the consideration of the reorganization plan.

Dividends are cumulative and accrue at 6% per year and are payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase.

At December 31, 2001 the Company had cash of $ 842,000 as compared to $3.5 million at December 31, 2000. The Company's working capital(deficit) at December 31, 2001 was ($134,000) compared to $7.1 million at December 31, 2000. The decrease in cash and working capital is primarily due to funding of ongoing corporate operations.

On June 28, 2001, the Company entered into an agreement with Ridgewood ZAP, LLC, wherein,among other things, , the Company purchased 625,178 shares of ZAP common stock from Ridgewood for a note in the amount of $1,500,000. The note bears interest at 6%, payable semiannually with principal due in $500,000 installments starting with the first installment 12 months from the date of the Note and then continuing every 6 months thereafter. Upon default, the Ridgewood Note can be converted into shares of Common stock at the option of the payee.

Pursuant to the Ridgewood settlement agreement, certain preferred shareholders agreed to purchase a certain percentage of the remaining 625,179 shares of common stock held by Ridgewood. The purchase price is set at 91% of the lowest Bid Price during the 20-day period preceding the purchase or 93% if the lowest bid closing price should be $12 or more. Every month, starting February 1, 2002, each shareholder is obligated to purchase shares for an amount that is determined as the greater of $100,000 or 50% of the stated value of preferred stock converted by such shareholder in the prior calendar month. The shareholders purchase obligation expires in June 2003 at the latest. If the aggregate amount thus paid by the shareholders is more than $1,500,000 the principal amount of the Company's note payable shall be reduced by such excess. If the aggregate amount paid by the shareholders is less, the note is increased by such shortfall. The amount of such increase shall be amortized at the rate of $100,000 per month plus applicable interest. Accordingly, the Company is contingently liable for any shortfall in the purchase price paid by the preferred shareholders, up to $1,500,000. As of March 29, 2002 no shares have been purchased pursuant to the agreement.

We may not be able to meet our future cash requirements for the rest of the current fiscal year unless new financing is obtained. Toward this end, we have held discussions with various parties, but no formal agreements have been reached to date. Moreover, we will require substantial capital to execute our Plan of Reorganization and the Plan of Reorganization must be approved in the short term to remain a going concern. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future.

In order to finance our working capital requirements we are currently seeking both debt and equity investments with several investors, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing, we may not be able to continue as a going concern and the Company may have to convert to a Chapter 7 bankruptcy. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

On March 15, 2002, we announced the signing of memorandums of understanding to acquire three privately owned companies involved in alternate fueled vehicles, automotive transfer and sales and distribution businesses. On March 28, 2002, we announced that we discontinued negotiations with Daybreak Auto and that we signed Agreements to Merge with RAP and Voltage Vehicles. ZAP's management feels that the remaining two planned mergers will enhance ZAP's financial base and provide access to the two companies' services and relationships. Both merger agreements with ZAP are contingent upon ZAP's Plan of Reorganization being approved by its creditors and shareholders and confirmed by the U.S. Bankruptcy Court. We are in the process of preparing ZAP's Plan of Reorganization and Disclosure Statement that will be mailed to all stakeholders upon approval by the Bankruptcy Court.

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

CRITICAL ACCOUNTING POLICIES

The Company's most critical accounting policies mainly relate to the going concern status assumed for the Company and the related use of estimates in the valuation of certain assets and liabilities. In particular, at December 31, 2001 intangibles,inventories,receivables and other assets valuations are entirely dependent on the Company continuing to operate as a going concern. The value of these assets on a liquidation basis would likely be significantly less than their currently recorded net book values.


GOING CONCERN ASSUMPTION

On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The Company experienced a dramatic reduction in sales volume and incurred a significant net loss during the year ended December 31, 2001. The Company also experienced a significant loss in 2000. These losses and other factors resulted in most of the Company's available cash resources being used to support operating activities. In addition, the Company has assumed significant commitments and obligations as described in the financial statements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has taken certain steps to revise the operating and financial requirements of the Company, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps and management's plans regarding these matters include the following:

On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against the Company. Management also believes that the Chapter 11 filing will allow the Company to reorganize and rethink its direction, and to seek debtor-in-possession financing.

On March 15, 2002, we announced the signing of memorandums of understanding to acquire three privately owned companies involved in alternate fueled vehicles, automotive transfer and sales and distribution businesses. On March 28, 2002, we announce that we have discontinued negotiations with Daybreak Auto and that we signed Agreements to Merge with RAP and Voltage Vehicles. ZAP's management feels that the remaining two planned mergers will enhance ZAP's financial base and provide access to the two companies' services and relationships. Both merger agreements with ZAP are contingent upon ZAP's Plan of Reorganization being approved by its creditors and shareholders and confirmed by the U.S. Bankruptcy Court. We are in the process of preparing ZAP's Plan of Reorganization and Disclosure Statement that will be mailed to all stakeholders upon approval by the Bankruptcy Court.

In order to finance the Company's working capital and other financing requirements, management has initiated negotiating equity investments with several sophisticated investors, although there is uncertainty that the Company we will obtain this capital or that it will be obtained on terms favorable to the Company.



GOODWILL

Goodwill consists of the excess consideration paid over net assets acquired and are amortized over ten years. Impairment of goodwill is evaluated whenever a triggering event is encountered. The impaired value is determined by reference to cash flows anticipated from estimated proceeds from selling the related technology and/or sales of products directly linked to the technology and assets that gave rise to the goodwill.



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


Risks Related to Our Business

We have a history of losses, and we might not achieve or maintain profitability. Our continuation as a going concern is directly dependent upon our ability to increase sales and receive additional financing. We will require substantial additional capital in the short term to remain a going concern. A substantial portion of our growth in the past three years has come through acquisitions and we may not be able to identify, complete and integrate future acquisitions, including those with RAP and Voltage Vehicles which could adversely affect our future growth and ability to receive approval of our Plan of Reorganization.

We may not have enough authorized shares of common stock. If our Plan of Reorganization is not approved or if our if our shareholders do not approve an amendment to the articles of incorporation increasing the number of authorized shares of common stock , we may not be able to complete our proposed acquisitions or obtain additional financing. We have not yet scheduled a shareholder meeting in order to amend the articles of incorporation; however, we plan to do so in the near future.

Currently, holders of our Series A-1 and Series A-2 Convertible Preferred Stock have liquidation rights that are senior to the liquidation rights of our common stockholders. Common stockholders will likely experience substantial dilution when the holders of the Series A-1 and Series A-2 Convertible Preferred Stock convert their shares into Common Stock. There is no minimum conversion price at which the Series A-1 and Series A-2 Preferred Shareholders may convert. Upon advice of counsel, ZAP has not honored any recent conversion requests since we believe that these contracts are executory contracts and will be rejected in the plan of reorganization .The Company also believes that the preferred stock and any dividends, or fees or penalties allowed will be part of the consideration of the reorganization plan.

Our stock may be delisted by the NASDAQ SmallCap Market. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for the company to raise capital in the future. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. ZAP has been granted a request for a hearing that will stay the delisting process pending the Panel's decision. ZAP cannot be sure that the Panel will grant the company's request for continued listing.


Other risks include, but are not limited to, the following:

We face intense competition which could cause us to lose market share.
Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry will continue and our business may suffer if growth in the electric vehicle industry ceases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our internet address.
Our success is heavily dependent on protecting our intellectual property rights

                          PART II -- OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS



                                    CONTENTS


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................  F-1


FINANCIAL STATEMENTS

      Consolidated Balance Sheet...........................................  F-2

      Consolidated Statements of Operations................................  F-3

      Consolidated Statement of Stockholders' Equity.......................  F-4

      Consolidated Statements of Cash Flows................................  F-5

      Notes to Consolidated Financial Statements...........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors
ZAP and Subsidiaries

We have audited the accompanying consolidated balance sheet of ZAP (formerly Zapworld.com) and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAP and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, on March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The Company experienced a dramatic reduction in sales volume and incurred a significant net loss during the year ended December 31, 2001. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON, LLP

San Francisco, California
March 15, 2002

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001
                                 (in thousands)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                         $      842
     Accounts receivable, net of allowance for doubtful accounts of $533                 586
     Inventories                                                                       1,403
     Prepaid expenses and other assets                                                   190
                                                                                  ----------
                 Total current assets                                                  3,021

PROPERTY AND EQUIPMENT - NET                                                             360

OTHER ASSETS
     Patents and trademarks, less accumulated amortization                               292
     Goodwill, less accumulated amortization                                             100
     Deposits and other                                                                  145
                                                                                  ----------
                 Total other assets                                                      537
                                                                                  ----------
                 Total assets                                                     $    3,918
                                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $    1,282
     Accrued liabilities and customer deposits                                           704
     Current maturities of long-term debt                                              1,153
     Current maturities of obligations under capital leases                               16
                                                                                  ----------
                 Total current liabilities                                             3,155

OTHER LIABILITIES
     Long-term debt, less current maturities                                             530

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 10,000 shares of no par value;
        issued and outstanding 2 shares                                                1,133
     Common stock, authorized 20,000 shares of no par value;
        issued and outstanding 6,621 shares                                           18,101
     Accumulated deficit                                                             (19,001)
                                                                                  ----------
                 Total stockholders' equity                                              233
                                                                                  ----------
Total liabilities and stockholders' equity                                        $    3,918
                                                                                  ==========





The accompanying notes are an integral part of these financial statements.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,
                    (in thousands, except per share amounts)

                                                       2001                 2000
                                                    ----------           ----------
Net sales                                           $    4,998           $   12,443

Cost of goods sold                                       5,850                7,860
                                                    ----------           ----------
              Gross profit (loss)                         (852)               4,583

Operating expenses
     Selling                                             1,098                2,204
     General and administrative                          4,083                3,824
     Research and development                              500                  699
     Impairment of intangibles                           2,610                 --
                                                    ----------           ----------
                                                         8,291                6,727
                                                    ----------           ----------
Loss from operations                                    (9,143)              (2,144)

Other income (expense)
     Interest expense                                      (11)                 (21)
     Other income (expense)                                (44)                 269
                                                    ----------           ----------
                                                           (55)                 248
                                                    ----------           ----------
              Loss before income taxes                  (9,198)              (1,896)

Provision for income taxes                                   1                    1
                                                    ----------           ----------
              NET LOSS                              $   (9,199)          $   (1,897)
                                                    ==========           ==========
Net loss attributable to common shares
     Net loss                                       $   (9,199)          $   (1,897)
     Preferred dividend                                   (138)              (2,649)
                                                    ----------           ----------
                                                    $   (9,337)          $   (4,546)
                                                    ==========           ==========
Net loss per common share
     Basic and diluted                              $    (1.44)          $    (0.85)
                                                    ==========           ==========

Weighted average common shares outstanding               6,471                5,362
                                                    ==========           ==========








The accompanying notes are an integral part of these financial statements.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000
                                 (in thousands)

                                                                      CONVERTIBLE PREFERRED STOCK         COMMON STOCK
                                                                         ----------------------      ----------------------
                                                                          SHARES        AMOUNT        SHARES        AMOUNT
                                                                         --------      --------      --------      --------
Balance, January 1, 2000                                                     --        $   --           5,109      $ 12,053

     Issuance of preferred stock
        Series A-1 preferred stock, net of issuance cost of $295,000            3         2,705          --
        Series A-2 preferred stock, net of issuance cost of $192,000            2         1,808          --
        Common stock warrants issued with preferred stock                    --          (2,292)         --           2,292
        Beneficial conversion feature of preferred stock                     --            --            --           2,539
        Deemed dividend from preferred stock                                 --            --            --            --

     Issuance of common stock
        Cash                                                                 --            --               3            14
        Acquisitions                                                         --            --             260         1,522
        Advance to retail stores & technology co.'s                          --            --              10            50
        Employee stock purchase plan                                         --            --               1            10
        Services                                                             --            --              11            42
        Employee compensation                                                --            --               5            27
        Preferred stock conversion                                             (1)         (409)          250           409
        Cashless conversion of warrants                                      --            --              71          --

     Exercise of employee stock options                                      --            --              84            96

     Exercise of non-employee stock options                                  --            --              12            63

     Amortization of unearned compensation                                   --            --            --            --

     Payments on notes receivable                                            --            --            --            --

     Dividend declared on preferred stock                                    --            --            --            --

     Net loss                                                                --            --            --            --
                                                                         --------      --------      --------      --------
Balance, December 31, 2000                                                      4         1,812         5,816        19,117
     Issuance of preferred stock
        Deemed dividend conversions                                          --            (559)         --            --
     Issuance of common stock
        Employee stock purchase plan                                         --            --               4             4
        Repurchase of employee options                                       --            --              50            10
        Cancellation of employee notes                                       --            --            (213)         (218)
        EMB Acquisition                                                      --            --               5             9
        Repurchase of Ridgewood stock                                        --            --            (625)       (1,500)
        Preferred stock conversion                                             (2)         (120)        1,584           679

     Amortization of unearned compensation                                   --            --            --            --

     Dividend declared on preferred stock                                    --            --            --            --

     Net loss                                                                --            --            --            --
                                                                         --------      --------      --------      --------
Balance, December 31, 2001                                                      2      $  1,133         6,621      $ 18,101
                                                                         ========      ========      ========      ========

                                                                                                       NOTE
                                                                                       UNEARNED     RECEIVABLE
                                                                       ACCUMULATED   COMPENSATION      FROM
                                                                         DEFICIT      & SERVICES    SHAREHOLDER      TOTAL
                                                                         --------      --------      --------      --------
Balance, January 1, 2000                                                 $ (5,118)     $    (96)     $   (285)     $  6,554

     Issuance of preferred stock
        Series A-1 preferred stock, net of issuance cost of $295,000         --            --            --           2,705
        Series A-2 preferred stock, net of issuance cost of $192,000         --            --            --           1,808
        Common stock warrants issued with preferred stock                    --            --            --            --
        Beneficial conversion feature of preferred stock                     --            --            --           2,539
        Deemed dividend from preferred stock                               (2,539)         --            --          (2,539)

     Issuance of common stock
        Cash                                                                 --            --            --              14
        Acquisitions                                                         --            --            --           1,522
        Advance to retail stores & technology co.'s                          --            --            --              50
        Employee stock purchase plan                                         --            --            --              10
        Services                                                             --            --            --              42
        Employee compensation                                                --            --            --              27
        Preferred stock conversion                                           --            --            --            --
        Cashless conversion of warrants                                      --            --            --            --

     Exercise of employee stock options                                      --            --            --              96

     Exercise of non-employee stock options                                  --            --            --              63

     Amortization of unearned compensation                                   --              54          --              54

     Payments on notes receivable                                            --            --              67            67

     Dividend declared on preferred stock                                    (110)         --            --            (110)

     Net loss                                                              (1,897)         --            --          (1,897)
                                                                         --------      --------      --------      --------
Balance, December 31, 2000                                                 (9,664)          (42)         (218)       11,005

     Issuance of preferred stock
        Deemed dividend conversions                                          --            --            --            (559)

     Issuance of common stock
        Employee stock purchase plan                                         --            --            --               4
        Repurchase of employee options                                       --            --            --              10
        Cancellation of employee notes                                       --            --             218             0
        EMB Acquisition                                                      --            --            --               9
        Repurchase of Ridgewood stock                                        --            --            --          (1,500)
        Preferred stock conversion                                           --            --            --             559

     Amortization of unearned compensation                                   --              42          --              42

     Dividend declared on preferred stock                                    (138)         --            --            (138)

     Net loss                                                              (9,199)         --            --          (9,199)
                                                                         --------      --------      --------      --------
Balance, December 31, 2001                                               $(19,001)     $   --        $   --        $    233
                                                                         ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                 (in thousands)

                                                                                 2001                 2000
                                                                              ----------           ----------
Cash flows from operating activities:
     Net loss                                                                 $   (9,199)          $   (1,897)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation, amortization                                                685                  629
           Impairment of intangibles                                               2,610                 --
           Loss on disposal of property and equipment                                 42                 --
           Issuance of common stock for services rendered                           --                     42
           Amortization of fair value of warrants                                     42                   54
           Changes in:
              Receivables                                                          1,027               (1,260)
              Inventories                                                          1,495               (1,073)
              Prepaid expenses and other                                             506                 (393)
              Deposits                                                               (33)                 (18)
              Accounts payable                                                       884                 (545)
              Accrued liabilities and customer deposits                             (463)                 799
                                                                              ----------           ----------
                 Net cash used in operating activities                            (2,404)              (3,662)

Cash flows from investing activities:
     Purchase of property and equipment                                             (242)                (239)
     Purchase of Electric Motorbike, Inc.                                           --                   (100)
     Purchase of intangibles                                                        --                   (209)
     Payments on note receivable                                                    --                     20
                                                                              ----------           ----------
                 Net cash used in financing activities                              (242)                (528)
                                                                              ----------           ----------
Cash flows from financing activities:
     Sale of preferred stock, net of preferred stock offering costs                 --                  4,513
     Sale of common stock, net of stock offering costs                              --                     14
     Issuance of common stock under employee purchase plan                             4                   10
     Proceeds from exercise of stock options                                        --                    159
     Proceeds from payment of notes receivable from shareholders                    --                     67
     Payments on obligations under capital leases                                    (47)                 (13)
     Principal repayments on long-term debt                                          (12)                (201)
                                                                              ----------           ----------
                 Net cash provided by (used in) financing activities                 (55)               4,549
                                                                              ----------           ----------
                 NET INCREASE (DECREASE) IN CASH                                  (2,701)                 359

Cash, beginning of year                                                            3,543                3,184
                                                                              ----------           ----------
Cash, end of year                                                             $      842           $    3,543
                                                                              ==========           ==========





The accompanying notes are an integral part of these financial statements.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                            Years ended December 31,
                                 (in thousands)

                                                                                 2001                 2000
                                                                              ----------           ----------
Supplemental cash flow information:

     Cash paid during the year for:
        Income taxes                                                          $     --             $        1

     Non-cash investing and financing activities:
        Debt issued to repurchase common stock                                     1,500                 --
        Equipment acquired through capital lease obligations                        --                     27
        Cancellation of note receivable from shareholder                             139                 --
        Issuance of common stock to repurchase employee options                       10


        Issuance of common stock upon acquisition of Electric
           Motorbike, Inc., and Aquatic Propulsion Technology                          9                1,522


        Assets and liabilities recognized upon acquisition of
           Electric Motorbike, Inc. and Aquatic Propulsion Technology
              Inventories                                                           --                    100
              Property and equipment                                                --                     78
              Other assets                                                          --                     19
              Patent                                                                --                    196
              Goodwill                                                              --                  1,991
              Accounts payable                                                      --                    201
              Advances from Zapworld                                                --                    206























The accompanying notes are an integral part of these financial statements.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ZAP ("the Company"), formerly Zapworld.com, was incorporated in California in September, 1994. The Company designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, Zapworld Stores, Inc., and emPower Corporation. Zapworld Stores, Inc. and emPower Corporation are 100% owned by Zapworld.com and ceased independent operations during 2001. All significant inter-company transactions and balances have been eliminated.

     Revenue Recognition

     The Company recognizes revenue when products are shipped. For consignment sales, revenue is recognized as and when sales are reported by the consignee.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash balances with three major financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2001 $103, 993 was held in a restricted bank account and set aside for a letter of credit for the purchase of inventory.

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

     Machinery and equipment                        3 -7 years
     Equipment under capital leases                 3 -5 years
     Demonstration bicycles                            2 years
     Office furniture and equipment                 3 -7 years
     Vehicle                                           5 years
     Leasehold improvements                           15 years or life of lease,
                                                         whichever is shorter

     Machinery and equipment includes molds and tools that the Company owns but that are held and used by suppliers at outside locations.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Patents and Trademarks

     Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years.

     Goodwill

     Goodwill consists of the excess consideration paid over net assets acquired and are amortized over ten years. Impairment of goodwill is evaluated whenever a triggering event is encountered. The impaired value is determined by reference to cash flows anticipated from estimated proceeds from selling the related technology and/or sales of products directly linked to the technology and assets that gave rise to the goodwill.

     Advertising

     The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $266,000 and $546,000 in the years ended December 31, 2001 and 2000, respectively.

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

     Net Loss Per Common Share

     Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of potential dilutive securities of 3,386,589 and 2,859,000 in 2001 and 2000, respectively, has been excluded from the diluted computations as their inclusion would be anti-dilutive.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Recent Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, as well as financial statement disclosures, are effective for purchase business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method accounting is prohibited except for transactions initiated before July 1, 2001.

         Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         Goodwill as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Financial Accounting Standards Board also issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB, Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In addition, the Financial Accounting Standards Board also issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as the provisions of Opinion 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amended APB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance in estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for financial statements issued for fiscal years after December 15, 2001, except for the disposal provisions which are immediately effective.

     The Company has not determined what effect the adoption of these accounting standards will have on its financial statements.

NOTE B - BANKRUPTCY FILING AND GOING CONCERN CONSIDERATIONS

     On March 1, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The Company experienced a dramatic reduction in sales volume and incurred a significant net loss during the year ended December 31, 2001. The Company also experienced a significant loss in 2000. These losses and other factors resulted in most of the Company's available cash resources being used to support operating activities. In addition, the Company has assumed significant commitments and obligations as described in these financial statements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has taken certain steps to revise the operating and financial requirements of the Company, which it believes are sufficient to provide the Company with the ability to continue in existence. These steps and management's plans regarding these matters include the following:

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000




NOTE B - BANKRUPTCY FILING AND GOING CONCERN CONSIDERATIONS (CONTINUED)

     On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against the Company. Management also believes that the Chapter 11 filing will allow the Company to reorganize and rethink its direction, and to seek debtor-in-possession financing.

     On March 28, 2002, the Company announced the signing of an agreement to merge with two privately owned companies involved in alternate fuels, automotive sales and distribution businesses. Management believes that the planned mergers will enhance the Company's financial base and provide access to the two companies' services and relationships. Both of these merger agreements are contingent upon the Company's Plan of Reorganization being approved by its creditors and shareholders and confirmed by the U.S. Bankruptcy Court. Management is in the process of preparing the Company's Plan of Reorganization that will reflect the economic strength and viability by completing the aforementioned mergers.

     There can be no assurance that steps taken by management, including any reorganization plan that is effected, will be successful.

NOTE C - INVENTORIES

     Inventories consist of the following at December 31, 2001 (thousands):

     Raw materials                                                $     972
     Work-in-process                                                     44
     Finished goods                                                     387
                                                                  ---------
                                                                  $   1,403

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2001 (thousands):

     Machinery and equipment                                      $     466
     Computer equipment                                                 313
     Office furniture and equipment                                     111
     Leasehold improvements                                              30
     Vehicle                                                            118
                                                                  ---------
                                                                      1,038
     Less accumulated depreciation and amortization                    (678)
                                                                  ---------
                                                                  $     360

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000


NOTE E - DEBT

     As of December 31, 2001, the Company's debt mainly comprised of two notes payable as described below. The Company also has obligations under capital leases in the amount of $59,000 and various small short-term loans and notes payable in connection with insurance premiums that are included under accrued liabilities.

     Amounts classified as long-term debt mainly comprise the last installment under the Ridgewood Note and the long-term portion of capital lease obligation, all payable in 2003.

     In 2000, the Company acquired a promissory note payable in monthly installments of $6,000 through June 30, 2001 and $7,000 per month through July 1, 2004. Interest accrues at 10% per year. The note is convertible into common stock at $5.00 per share and may be converted on or before December 31, 2001. At December 31, 2001, none of the note principal was converted. Since the Company was in default under the note the related balance was classified as a current liability.

     On June 28, 2001, the Company entered into an agreement with Ridgewood ZAP, LLC, then one of the preferred shareholders. In terms of the agreement, the Company purchased 625,178 shares of ZAP common stock from Ridgewood for a note in the amount of $1,500,000. The note bears interest at 6%, payable semiannually with principal due in $500,000 installments starting with the first installment 12 months from the date of the Note and then continuing every 6 months thereafter. Upon default, the Ridgewood Note can be converted into shares at a price of one-third of the then market price of Common stock at the option of Ridgewood.

     In terms of the Ridgewood settlement agreement, certain holders of the Company's preferred stock agreed to purchase the remaining 625,179 shares of common stock held by Ridgewood. The purchase price is set at 91% of the lowest Bid Price during the 20-day period preceding the purchase or 93% if the lowest bid closing price should be $12 or more. Every month, starting February 1, 2002, these shareholders are obligated to purchase shares for an amount that is determined as the greater of $100,000 or 50% of the stated value of preferred stock converted by such shareholder in the prior calendar month. The shareholders' purchase obligation expires in June 2003 at the latest. If the aggregate amount thus paid by the shareholders is more than $1,500,000 the principal amount of the Company's note payable shall be reduced by such excess. If the aggregate amount paid by the shareholders is less, the note is increased by such shortfall. The amount of such increase shall be amortized at the rate of $100,000 per month plus applicable interest. Accordingly, the Company is contingently liable for any shortfall in the purchase price paid by the preferred shareholders, up to $1,500,000.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

NOTE F - PROVISION FOR INCOME TAXES
                                                       2001         2000
                                                     --------     --------
     Current tax expense (thousands)
       Federal                                       $     --     $     --
       State                                                1            1
                                                     --------     --------
                                                     $      1     $      1
                                                     ========     ========

     Deferred tax assets (liabilities)
       Tax loss carryforward                         $  4,591    $   2,057
       Inventory capitalization                          (681)        (283)
       Other                                             (557)         (37)
                                                     --------     --------
                                                        3,353        1,737
     Less valuation allowance                          (3,353)      (1,737)
                                                     --------     --------
           Net deferred tax asset                    $     --     $     --
                                                     ========     ========

     The Company has available for carryforward approximately $11,796,000 and $9,942,000 of federal and state net operating losses, respectively, expiring through 2020 for federal purposes and 2010 for state purposes. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

     A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. Valuation allowance increased $1,616,000 and $87,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

     On December 19, 2001, the Company cancelled all outstanding stock options from prior plans against payment of a total stock bonus of $10,000. On the same date, new stock options were issued to employees, directors, and non-employees under the 1999 plan.

     The grant of these options resulted in an effective re-pricing of the options. Accordingly, the Company is required to apply variable accounting to these options and will need to mark the value of these options to market value as and when the Company's stock price changes. At December 31, 2001, the impact of the application of variable accounting to these options was not material to the financial statements.

     At December 31, 2001, the Company had granted 670,000 options in excess of the number of options available for grant and will need either shareholder approval or plan reorganization in order to vest and become fully excercisable.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

     Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 1999, 1996, and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1999, 1996 and 1995 Plans are 1,500,000, 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2001 mostly become exercisable immediately, while options granted in prior years become exercisable as they vest over a two or three year period, and expire ten years after the date of grant.

     Option activity under the three plans is as follows (thousands, except per share amounts):

                                  1999 Plan                1996 Plan                1995 Plan
                            ---------------------    ---------------------    ---------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                            Number of    Exercise    Number of    Exercise    Number of    Exercise
                             Shares       Price       Shares       Price       Shares       Price
                             ------      -------      ------      -------      ------      -------
     Outstanding at
       January 1, 2000          479      $  6.34         126      $  2.85          70      $  0.93
     Granted                    630         5.17          --           --          --           --
     Exercised                   (7)        5.00         (52)        1.23         (25)        1.00
     Canceled                    (4)        5.25          --           --          --           --
                             ------                   ------                   ------
     Outstanding at
       December 31, 2000      1,098         5.71          74         3.97          45         1.00
     Granted                  2,380          .32          --           --          --           --
     Exercised                   --           --          --           --          --           --
     Canceled                (1,318)        5.36         (74)        3.97         (45)        1.00
                             ------                   ------                   ------
     Outstanding at
       December 31, 2001      2,170      $  0.20          --      $    --          --      $    --

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

     The weighted average fair value of options granted during the years ending December 31, 2001 and 2000 was $0.17 and $5.17, respectively.

     The following information applies to options outstanding at December 31, 2001:

     Plan:                                                             2001
                                                                    ----------
     Range of exercise prices                                          $0.20
     Weighted average remaining life (years)                             5
     Options exercisable                                             2,170,000
     Weighted average exercise price                                   $0.20

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000





     The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 2001 and 2000. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts (thousands, except per share amounts):

                                                      2001        2000
                                                    --------    --------
     Net loss - as reported                         $ (9,199)   $ (1,897)
     Net loss - pro forma                             (9,578)     (3,448)
     Loss per share - as reported                      (1.44)      (0.85)
     Loss per share - pro forma                        (1.50)      (1.14)

     The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                      2001        2000
                                                    --------    --------
     Dividends                                          None        None
     Expected volatility                                128%         72%
     Risk free interest rate                            4.5%          6%
     Expected life                                   5 years     5 years

     At December 31, 2001, the Company has outstanding stock options for employees to purchase 1,445,000 and for directors to purchase 700,000 and for non-employees to purchase 25,000 shares of common stock at an exercise price of $0.20.

     In 2000, as part of the issuance of preferred stock, the Company granted 1,184,989 warrants to preferred shareholders and 31,600 to other non-employees. The warrants have exercise prices ranging from $5.43 to $5.98.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000



NOTE H - MAJOR CUSTOMERS

     During 2001 and 2000, no single customer accounted for more than 10% of the Company's net sales, nor receivables.


NOTE I - COMMITMENT

     The Company consolidated its locations in 2001 resulting in the cancellation or expiration of four leases in 2001. One additional warehouse lease was terminated in January 2002. The Company presently rents warehouse and office space under operating leases that expire through 2005. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend the office lease, which expires in 2002 for an additional three - year period. Rent expenses under these leases were $270,000 and $250,000 in 2001 and 2000, respectively.

     Future minimum lease payments on the lease are as follows (thousands):

     Year ending December 31,

     2002                                           $     101
     2003                                                  71
     2004                                                  71
     2005                                                  47
                                                    ---------
     Total                                          $     290
                                                    =========

NOTE J - PREFERRED STOCK

     During 2000, the Company issued 3 thousand shares of Preferred Stock Series A-1 and 2 thousand shares of Preferred Stock Series A-2. Both series are convertible into common stock as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the 3 lowest closing price over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the 3 lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the maturity date, the amount of 70% of the average of the 3 lowest closing prices over the 45 trading days prior to conversion. Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. During 2001 and 2000, shares of preferred stock converted into common stock totaled 1,559 and 920, respectively.

     During 2000, the Company recorded a deemed dividend on preferred stock of $2.5 million. This is a result of the conversion price of the convertible preferred stock issued during 2000 being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during 2000, as the preferred stock is immediately convertible at the discretion of the holder.

                  ZAP (FORMERLY ZAPWORLD.COM) AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000


NOTE K - ACQUISITIONS

     In October 2000, the Company purchased all the assets of Electric Motorbike Inc. ("EMB") and assumed certain liabilities. The Company issued 140,000 shares of common stock at $5.68 and paid $100,000 in cash. The purchase price was allocated to assets acquired based on their estimated fair value. For 2000, results of operations for EMB have been included with those of the Company for the periods subsequent to the date of acquisition. In December 2001, the Company resolved that it did not have the intention to employ its resources in the production and development of electric motorbikes in the near term and therefore decided to write down the goodwill associated with EMB by $764,000.

     In July 2000, the Company purchased all the assets of Aquatic Propulsion Technology, Inc. ("APT") and assumed certain liabilities. The Company issued 120,000 shares of common stock at $6.05 per share. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. For 2000, results of operations for APT have been included with those of the Company for the periods subsequent to the date of acquisition. At December 31, 2001, the Company wrote-off impaired goodwill of $771,000 associated with the APT acquisition.

     In February 2000, the Company purchased patents and trademark from Electric Vehicles Systems, Inc. The Company issued 25,000 shares of common stock at $5.89 per share and $10,000 in cash. The total purchase price of $157,000 was allocated to patents and trademark. Since the Company intends to focus on its core business and the development of electric vehicles is not currently envisaged, EVS patents and trademark in the amount of $131,000 have been written-off.

     The evaluation of intangible assets for impairment resulted in a loss of $2,610,000 including the effect of the aforementioned write-offs.



NOTE L - SUBSEQUENT EVENTS

     On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court.

     On March 28, 2002, the Company announced the signing of an agreement to merge with two privately owned companies involved in alternate fuels, automotive sales and distribution businesses. Both of these mergers are contingent upon the Company's Plan of Reorganization being approved by its creditors and shareholders and confirmed by the U.S. Bankruptcy Court.

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                                   MANAGEMENT

Directors and Management
------------------------
Name                          Age          Position
----                          ---          --------
Gary Starr                     46          Director, Chief Executive Officer
Lee S. Sannella, M.D.          86          Director
Harry R. Kraatz                51          Director
William R. Hartman             54          Chief Financial Officer
Andrew Hutchins                41          Vice President Operations
Joni Arellanes                 45          Corporate Secretary


Gary Starr has been a director and executive officer since our inception in 1994, and our Chief Executive Officer since September 1999. Mr. Starr has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 75,000 electric bicycles and other electric vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

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

Harry R. Kraatz became a director on December 7, 2000. Mr. Kraatz has been the sole officer and director of The Embarcadero Group II, a company that specializes in franchise management, financial consulting, and workout consulting since 1984. In addition to serving as a director of the company, Mr. Kraatz assumed the positions of Chief Restructuring Officer on March 1, 2002. He has also been appointed by the United States Bankruptcy Court Southern District of New York as Liquidating Trustee for Redsky Interactive, Inc. Mr. Kraatz has also served as chief executive officer for Finet Holdings Corporation (NASD:
FNET). He was retained by Montgomery Medical Ventures to restructure William & Clarissa, Inc. (NASD: WMCL), where he was responsible for the liquidation of $8 million in inventory and management of the out-of-court reorganization. In 1998 he served as vice-chairman of the board, chief executive officer, and president of ACA JOE International (NASD: ACAJ), where he was appointed by that company's secured lenders to reorganize the company pursuant to Chapter 11. Mr. Kraatz has also served as vice-chairman of the board of Commercial Bank of San Francisco (NASD: CBSF) and as a director and president of Swensen's Ice Cream Company (NASD: SWEN). He has also been previously employed by AMOCO Oil Company, he served as a police officer for the Palos Hills, Illinois Police Department and as a member of the Marin County Grand Jury. Mr. Kraatz received his degree from SMSU in 1971.

William R. Hartman was appointed Chief Financial Officer in March 2001. He has been engaged as a financial consultant at our Company since January 2001. He has over 15 years of CFO or Controller experience in various industries. While in a previous position as Division Controller for Sega of America he obtained extensive experience in the consumer products manufacturing and distribution business. Prior to his engagement at ZAP, Mr. Hartman had been providing financial and accounting consulting services to various Internet start-ups in the SF Bay area. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York. He also had previous public accounting experience as an audit manager with Price Waterhouse Coopers in San Francisco.

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

Joni Arellenes has been with us since 1998. Currently the Executive Administrator to the President, Vice President and CEO, Ms. Arellenes was appointed our Corporate Secretary in December 2000. Prior to joining our company, Ms. Arellanes was a program administrator for a certified Autodesk training center program with over 200 locations in the United States and Canada. Ms. Arellenes holds a Bachelor of Arts degree in Environmental Studies and Planning from Sonoma State University.

ITEM 10.  EXECUTIVE COMPENSATION.

The following tables set forth information concerning the compensation we paid for services rendered during our fiscal years ended December 31, 2001, 2000 and 1999, by the Named Executive Officers. The Named Executive Officers are our company's Chief Executive Officer, regardless of compensation level, and the other executive officers of our company who each received in excess of $100,000 in total annual salary and bonus for the fiscal years ended December 31, 2001, 2000 and 1999. Gary Starr entered into an employment agreement in December,1999 which has been recently extended until December, 2005.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                          Long -Term Compensation
                                                                             Awards                  Payouts
                                                                     -----------------------   ----------------------
                                                                                  Stock
                                                      Other          Restricted   Underlying             All Other
                                                      Annual         Stock        Options      LTIP      Compen-
                                     Salary   Bonus   Compensation   Award        /SARs        Payouts   sation
Name and Principal Position   Year   ($)      ($)     ($)            ($)          (#)          ($)       ($)
---------------------------   ----   ------   -----   ------------   ----------   ----------   -------   ------------
Gary Starr                    1999   39,500   200                                    135,000
Chief Executive officer       2000   59,600   700
                              2001   66,700                                          700,000

John Dabels                   2000   69,000   700
Former President

James McGreen                 1999   34,000   200                                               35,000
Former President

The following table shows all individual grants of stock options to the Named Executive Officers (as defined above) for the fiscal year ended December 31, 2001.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

                 Year           Number of                     % of Total                Exercise
               Options     Securities Underlying       Options/SARs Granted to           or Base        Expiration
Name           Granted     Options/SARs Granted        Employees in Fiscal Year        Price ($/Sh)        Date
------------------------------------------------------------------------------------------------------------------
Gary Starr      2001            700,000                            48                     $0.20           12/19/12


COMPENSATION OF DIRECTORS

Our directors do not receive any cash compensation for their service on our Board of Directors, but they may be reimbursed for certain expenses in connection with their attendance at board meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information with respect to beneficial ownership of our Common Stock as of March 28, 2002 by:

o  Each person or entity who beneficially owns more than 5% of the Common Stock;

o  Each of our directors;

o  Each of our Named Executive Officers; and

o  All Executive Officers and directors as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o ZAP, 117 Morris Street, Sebastopol, California 95472. The table includes all shares of Common Stock issuable upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

The applicable percentage of ownership is based on 41,497,597 shares of Common Stock outstanding on a fully diluted basis as of March 29, 2002. However, as of March 29, 2002, the Company only has 20,000,000 shares authorized. The number of shares of Common Stock outstanding on a fully diluted basis includes 1,941,589 shares of Common Stock issuable upon the exercise of certain warrants and options to non-employees, 1,445,000 shares of Common Stock issuable upon the exercise of certain options, and 31,417,365 shares of Common Stock issuable upon the conversion of shares of our outstanding Series A-1 and A-2 Preferred Stock into shares of Common Stock. ZAP believes that these conversion rights fall under an executory contract that will be rejected under ZAP's Plan of Reorganization, and will be converted to common shares at a different rate.

                                                 SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER                         NUMBER            PERCENT

The Endeavour Capital Fund, S.A.(1)            23,262,500            56.1
P.O.B. 57116
Jerusalem 91570 Israel

Celeste Trust Reg (2)                           4,100,000             7.9
Landstrasse 8
Furstentums 9496
Balzer, Liechtenstein

Esquire Trade & Finance (3)                     4,039,662             7.8
P.O.B. 146
Road Town, Tortola
British Virgin Islands

Lee Sannella(4)                                   217,252             *

Gary Starr(5)                                   1,005,249             2.4

Harry R. Kraatz (6)                               408,571             *

All Executive Officers and directors as a       1,631,072             3.9
group (3 persons)

* Represents beneficial ownership of less than 1%.
(1) Includes 23,262,500 shares of Common Stock issuable upon the conversion of 1,861 shares of Series A-1 and Series A-2 Preferred Stock as of March 29, 2002. ZAP believes that these conversion rights fall under an executory contract that will be rejected under ZAP's Plan of Reorganization, and will be converted to common shares at a different rate.
(2) Includes 4,100,000 shares of Common Stock issuable upon the conversion of 328 shares of Series A-2 Preferred Stock as of March 29,2002. ZAP believes that these conversion rights fall under an executory contract that will be rejected under ZAP's Plan of Reorganization, and will be converted to common shares at a different rate.
(3) Includes 4,039,662 shares of Common Stock issuable upon the conversion of 323 shares of Series A-2 Preferred Stock as of March 29,2002 ZAP believes that these conversion rights fall under an executory contract that will be rejected under ZAP's Plan of Reorganization, and will be converted to common shares at a different rate.
(4) Mr. Sanella is one of our directors, also includes 150,000 shares of common stock upon the exercise of stock options.
(5) Includes 700,000 shares of Common Stock issuable upon the exercise of stock options exercisable Mr. Starr is our CEO and a director.
(6) Includes 400,000 shares of Common Stock issuable upon the exercise of stock options. Mr. Kraatz is one of our directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception in 1994, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our Common Stock had or will have an interest, other than as described under "Management" and the transactions described below.

Harry R. Kraatz, is a member of our Board of Directors. During our year ended December 31, 2001, A company affiliated with Mr. Kraatz' received $115,000 in compensation for financial consulting and reorganization services provided to us. Also, William D. Evers who resigned as a member of our Board of Directors in March, 2002 and was our principal outside counsel. During the year ended December 31, 2001, Mr. Evers' law firm received $ 163,000 in compensation for legal services provided to us.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          EXHIBITS

          Exhibit No.             Description
          -----------             -----------
          3.1 Articles of Incorporation of ZAP Power Systems, endorsed and filed on September 23, 1994. (1)

          3.2 Certificate of Amendment to Articles of Incorporation of ZAP Power Systems, endorsed and filed on November 8, 1996. (2)

          3.3 Certificate of Amendment of Articles of Incorporation of ZAP Power Systems, endorsed and filed on June 2, 1999. (3)

          3.4 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed June 28, 2000. (4)

          3.5 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed February 26,2001. (5)

          3.6  Amended Bylaws of ZAPWORLD.COM ,dated June 24, 2000. (4)

          3.7 Certificate of Determination of Rights and Preferences of the Series B Convertible Preferred Stock, Endorsed and filed June 26, 2001(5)

          3.8 Amended and Restated Certificate of Determination of the rights, Preferences, Privileges of the Series B Convertible Preferred Stock, filed on October 2, 2001. (5)

          10.1 Settlement Agreement Between ZAPWORLD.COM, Ridgewood ZAP,LLC, and the Shareholders dated June 27, 2001 (5)

          23.1 Consent of Grant Thornton LLP*

--------------------

 *   Filed herewith.
(1) Filed and endorsed on September 23, 1994. Included as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,2000
(2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(1) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(3) Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.


REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this report. However, on March 01, 2002 we filed a Form 8-K wherein we reported our filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZAP
                                (REGISTRANT)

                                 BY    /S/ GARY STARR
                                       -------------------------------------
                                       (GARY STARR, CHIEF EXECUTIVE OFFICER)

                                 DATE  April 5, 2002
                                       -------------------------------------



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                        TITLE                       DATE
---------                        -----                       ----

/s/ Gary Starr                   Director / CEO              April 5, 2002
------------------------


/s/ William R. Hartman           CFO                         April 5, 2002
------------------------


/s/ Harry R. Kraatz              Director                    April 5, 2002
------------------------


/s/ Lee Sannella                 Director                    April 5, 2002
------------------------