Form 10QSB
period 2002-03-31
ZAP
filed 2002-05-13
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended March 31, 2002

                         Commission File Number 0-303000


                                       ZAP
                                       ---
                             (FORMERLY ZAPWORLD.COM)
                             (DEBTOR-IN-POSSESSION)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               CALIFORNIA                              94-3210624
               ----------                              ----------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                                117 MORRIS STREET
                              SEBASTOPOL, CA 95472
                                 (707) 824-4150
                                 --------------
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None


         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                                  Common Shares

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             6,693,643 shares of common stock as of May 10, 2002.

            Transitional Small Business Disclosure Format       Yes[_]   No[X]
================================================================================

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ZAP (FORMERELY ZAPWORLD.COM)
         (DEBTOR-IN-POSSESSION)
         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
         (IN THOUSANDS)

                                                                                 March 31,
                                                                                    2002
------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS

     Cash                                                                         $    499
     Accounts receivable, net of allowance for doubtful accounts of $723               382
     Inventories                                                                     1,254
     Prepaid expenses and other assets                                                 243
                                                                                  --------
                        Total current assets                                         2,378

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $706                        394

OTHER ASSETS
      Patents & Trademarks                                                             292
      Goodwill                                                                         100
      Deposits and other                                                               121
                                                                                  --------
               Total other assets                                                      513

                                                                                  --------
Total assets                                                                      $  3,285
                                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                             $     95
     Accrued liabilities and other expenses                                            171
     Current maturities of obligations under capital leases                             14
                                                                                  --------
               Total current liabilities                                               280

OTHER LIABILITIES
     Obligations under capital leases, less current maturities                          29
                                                                                  --------
               Total other liabilities                                                  29

LIABILITIES SUBJECT TO COMPROMISE
       Secured Debt                                                                    152
       Trade and miscellaneous claims                                                1,601
       Debt that may be converted to equity                                          3,060
                                                                                  --------
               Total liabilities subject to compromise                               4,813
                                                                                  --------

STOCKHOLDERS' DEFICIT
    Preferred stock, authorized 10,000 shares; 2  shares
    Issued and outstanding                                                           1,133
    Common stock, authorized 20,000 shares of
    no par value; issued and outstanding 6,068 shares                               16,616
    Accumulated deficit                                                            (19,586)
                                                                                  --------
               Total stockholders' deficit                                          (1,837)
                                                                                  --------
Total liabilities and stockholders' deficit                                       $  3,285
                                                                                  ========

           See accompanying notes to consolidated financial statements

ZAP (FORMERLY ZAPWORLD.COM)
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               THREE MONTHS ENDED MARCH 31,
                                                  2002              2001
                                                -------           -------
NET SALES                                       $   420           $ 2,013

COST OF GOODS SOLD                                  314             1,542
                                                -------           -------

GROSS PROFIT                                        106               471

OPERATING EXPENSES
     Selling                                         67               426
     General and administrative                     542             1,132
     Research and development                        17               219
                                                -------           -------
                                                    626             1,777
                                                -------           -------

LOSS FROM OPERATIONS BEFORE                        (520)           (1,306)
                                                -------           -------
REORGANIZATION ITEMS

OTHER INCOME (EXPENSE)
     Interest income (expense)                      (15)               22
     Other income                                    14                 0
                                                -------           -------
                                                     (1)               22
                                                -------           -------
NET LOSS BEFORE REORGANIZATION ITEMS               (521)           (1,284)

REORGANIZATION ITEMS:
     Professional fees                              (39)                0
                                                -------           -------
     NET LOSS                                      (560)           (1,284)
                                                =======           =======
Net loss attributable to common shares

      Net loss                                     (560)           (1,284)
      Preferred Dividend                            (24)              (57)
                                                -------           -------
                                                $  (584)          $(1,341)
                                                =======           =======
NET LOSS PER COMMON SHARE
BASIC AND DILUTED                               $ (0.09)          $ (0.22)
                                                =======           =======

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   BASIC AND DILUTED                              6,429             5,962
                                                =======           =======

See accompany notes to consolidated financial statements

ZAP(FORMERLY ZAPWORLD .COM)
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                           2002              2001
                                                                         -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss before reorganization items                                 $  (521)          $(1,284)
    Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and amortization                                           56               169
      Reorganization items, net                                              (39)             --
      Allowance for doubtful accounts                                        190
    Amortization of the fair market value of warrants                       --                  14
    Changes in:                                                             --
      Receivables                                                             14              (109)
      Inventories                                                            149              (704)
      Deposits                                                               (11)             --
      Prepaid expenses and other assets                                      (53)              317
      Accounts payable                                                        24               245
      Accrued liabilities and customer deposits                             (108)             (613)
                                                                         -------           -------
                      Net cash used in operating activities                 (299)           (1,965)
                                                                         -------           -------
CASH FLOWS FROM INVESTING ACTIVITES
    Purchase of equipment                                                     (5)              (46)
    Purchase of Patents and intangibles                                     --                 (19)
    Investment in joint venture                                              (50)             --
                                                                         -------           -------
                      Net cash used for investing activities                 (55)              (65)
                                                                         -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock, net of stock offering costs                         15              --
    Principal repayments on long-term debt                                  --                 (22)
    Payments on obligations under capital leases                              (4)               44
                                                                         -------           -------
                      Net cash provided by financing activities               11                22
                                                                         -------           -------

NET DECREASE IN CASH                                                        (343)           (2,008)

CASH, beginning of period                                                    842             3,543
                                                                         -------           -------

CASH, end of period                                                      $   499           $ 1,535
                                                                         =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for interest                                $    15           $    15
  Non-cash  investing and financing activities
    Debt issued to repurchase common stock                               $ 1,500           $  --

See accompanying notes to consolidated financial statements.

ZAP (FORMERLY ZAPWORLD.COM)
(DEBTOR-IN-POSSESSION)

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The financial statements presented herein, for the three months ended March 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

CRITICAL ACCOUNTING POLICIES

The Company's most critical accounting policies mainly relate to the going concern status assumed for the Company and the related use of estimates in the valuation of certain assets and liabilities. In particular, at March 31, 2002 intangibles, inventories, receivables and other assets valuations are entirely dependent on the Company continuing to operate as a going concern. The value of these assets on a liquidation basis would likely be significantly less than their currently recorded net book values.

CASH

As of March 31, 2002, $151,589 was held in a restrictive bank account and set aside for letters of credit to purchase inventory.

BANKRUPCY FILING AND GOING CONCERN ASSUMPTION

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

The Risks Related to Our Business

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

Currently, holders of our Series A-1 and Series A-2 Convertible Preferred Stock have liquidation rights that are senior to the liquidation rights of our common stockholders. Common stockholders will likely experience substantial dilution when the holders of the Series A-1 and Series A-2 Convertible Preferred Stock convert their shares into Common Stock. There is no minimum conversion price at which the Series A-1 and Series A-2 Preferred Shareholders may convert. Upon advise of counsel, ZAP has not honored any recent conversion requests since we believe that these contracts are executory contracts and will be rejected in the plan of reorganization. The Company also believes that the preferred stock and any dividends, or fees or penalties allowed will be part of the consideration of the reorganization plan.

Our stock has been delisted by the NASDAQ SmallCap Market. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for the company to raise capital in the future.

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

(2) PRINCIPLES OF CONSOLIDATION-The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.

(3) COMMON STOCK
Our Common Stock has been listed on the NASDAQ SmallCap Market under the symbol "ZAPP" since May 22, 2000. On February 14, 2002, the Company received a NASDAQ staff determination notice indicating that the Company's common stock would be subject to delisting from the NASDAQ National Market System for failure to comply with certain Marketplace Rules. These rules require that the Company's common stock maintain a minimum bid price of $1.00. Under this rule, the Company has until August 13, 2002, to comply. If the Company meets certain listing criteria it may be granted an additional 180 day grace period to demonstrate compliance. On March 1, 2002, ZAP was suspended from trading on the NASDAQ SmallCap Market due to our Chapter 11 Bankruptcy filing. On March 20, 2002, we resumed trading under the symbol "ZAPPQ". On April 29, 2002, the NASDAQ Stock Market notified ZAP that its shares of common stock would be delisted from the NASDAQ Small Cap Market effective with the open of business on April 30, 2002. As grounds for its decision was cited uncertainty over the Company's future in light of its current chapter 11 proceedings. In particular, the panel noted that the timing and the completion of the Company's plan are uncertain. Because ZAP is currently subject to chapter 11proceedings, the company's shares are not automatically eligible for quotation on the OTC Bulletin Board. The Company is considering its alternatives, such as applying for approval for Bulletin Board trading or quotation in the "pink sheets" to maintain a market for its common stock.

On June 28, 2001, we entered into a settlement agreement to avoid threatened litigation whereby we agreed to repurchase 50% of the 1,250,357shares of Common Stock held by Ridgewood ZAP, LLC, (Ridgewood) one of several funds managed by two former members of our board of directors. The terms of the agreement require us to pay $1.5 million in the form of a 6% interest-bearing Promissory Note, interest payable semi-annually with principal due in three installments, the first of which is for $500,000 and is due on June 27, 2002, the second of $500,000 is due six months later, and the third is due six months after the second.

The remaining one-half of Ridgewood stock was to be purchased by certain holders of our Series A-1 and Series A-2 Preferred Stock in $100,000 monthly installments (subject to certain adjustments) starting February 1, 2002 with the purchase price per share to be 91% of the lowest closing bid price for the prior twenty-day trading period.

To the extent the amount paid by the Preferred Shareholders for the Ridgewood stock is less than $1.5 million, the difference is to be added to the Promissory Note and that amount is to be paid by the Company at the rate of $100,000 per month. Thus, the Company is contingently liable for any short-fall in the purchase price paid by the Preferred Shareholders. In the event of a default, Ridgewood may convert the remaining balance of the Promissory Note into shares of Common Stock at a price one-third of the then market price. Since no purchases have been made by the preferred shareholders through March 31, 2002 nor are any anticipated to be made, the Company has recorded the additional $1.5 million as its obligation and is included in liabilities subject to compromise. This transaction has been treated as a stock redemption by reducing common stock $1.5 million and 626,317 shares.

In January, 2002 the Company sold 72,000 shares of common stock from which it received net proceeds of $14,400.

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

As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 Filing for the purpose of identifying all pre-petition claims against the Company. Substantially all of the Company's liabilities ("pre-petition liabilities") are subject to settlement under a plan of reorganization. Generally, legal actions to enforce or otherwise effect repayment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues to operate its business as debtor-in-possession. The Company can only pay pre-petition obligations with the approval of the Bankruptcy Court. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either mutually resolved or subsequently adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization. There can be no assurance that any reorganization plan that is effected will be successful. Under the Code, the Company may elect to assume or reject real property leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to the review of the Bankruptcy Court. Parties affected by any such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items.

The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, that have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2002, the Company continued to enhance and broaden its electric vehicle product line.

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

The Company has $373,800 backlog of orders and purchase contracts in hand for electric vehicles as of May 10, 2002. The Company expects to fill these orders within the current fiscal year.

Some of the significant events for the Company that occurred during the first quarter of 2002 were as follows

    (1) ZAP signed a distribution agreement in January for the AirBoard(R) Personal Hovercraft. The agreement is with Australia's Arbortech Industries for the right to distribute its personal hovercraft technology in North America. Called AirBoard(R) it is similar to hovercraft technology seen in film and used by the military, but is designed for use by a single rider.
    (2) On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
    (3) In March, ZAP announced the first shipments of a new electric scooter called the ZAPPY(R) Turbo. The new ZAPPY(R) Turbo includes several upgrades, including a "turbo" performance mode that powers it to speeds of up to 18 MPH. The new scooter is similar to the classic design but has incorporated innovative in power-control electronics to respond to the increasing demand for hi-performance, portable transportation.
    (4) ZAP signed agreements to merge with two privately owned companies that are involved in alternate fuel vehicles, automotive sales and distribution. Both of the mergers with ZAP will be an integral part of, and contingent on, ZAP's Plan of Reorganization being approved by the U.S. Bankruptcy Court.
    (5) ZAP has been granted a design patent for its new electric water scooter called SWIMMY(R). This electric submersible marine vehicle is designed as a toy for kids to help them swim through the water, providing a boost up to 2.5 MPH along the surface or underneath it.
    (6) ZAP submitted a Disclosure Statement and Plan of Reorganization with the Santa Rosa division of the United States Bankruptcy Court, Northern District of California. The Disclosure Statement needs to be approved by the Court prior to the Plan's submission to the creditors and shareholders for vote.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                    THREE MONTHS ENDED MARCH 31,
                                                          2002       2001
                                                          ----       ----

  STATEMENTS OF OPERATIONS DATA:
    Net sales..........................................  100.0%     100.0%
    Cost of sales......................................  (74.7)     (76.7)
    Gross profit.......................................   25.2       23.3
    Operating expenses.................................  149.0       88.3
    Loss from operations before reorganization items... (123.8)     (65.0)
    Other income ......................................      -        1.1
    Net loss before reorganization items............... (123.8)     (63.9)
    Reorganization items-Professional fees.............   (9.3)         -
    Net loss........................................... (133.1)     (63.9)

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

NET SALES for the quarter ended March 31, 2002, were $420,000 compared to $2 million in the prior year. The major decrease was in foreign sales of approximately $1.2 million which was primarily due to the default of one major distributor on their sales contract in second quarter of 2001. The Company's filing of Chapter 11 Bankruptcy also adversely affected our sales during the current quarter.

GROSS PROFIT decreased from $471,000 in 2001 to $106,000 in 2002 due to the lower sales volume. However, as a percentage of sales the gross profit actually increased from 23% in 2001 to 25% in 2002. The increase was due to slightly lower costs on the ZAPPY(R) now made in Taiwan and to product mix.

SELLING AND MARKETING expenses in the quarter ended March 31, 2002 were $67,000 as compared to $426,000 for the quarter ended March 31, 2001. As a percentage of sales, selling and marketing expenses decreased from 21% to 16% of net sales. The primary reason for the decrease was less spending in all areas of sales and marketing together with significantly less personnel.

GENERAL AND ADMINISTRATIVE expenses for the quarter ended March 31, 2002 were $542,000 as compared to $1.1 million for the quarter ended March 31, 2001. This is a decrease of $590,000 or 52%. As a percentage of sales, general and administrative expense increased from 56% to 129% of net sales in 2002. The major factor in the increase as a percentage of sales was the recording of additional bad debt expense for problem customers. The dollar decrease in amount of expenses was due to less salaries and benefits, fewer professional fees, no amortization of goodwill in accordance with new accounting guidelines, and spending cut-backs.

RESEARCH AND DEVELOPMENT decreased $202,000 or 92% in the 1st quarter of 2002 as compared to the 1st quarter of 2001. As a percentage of net sales it decreased to 4% of sales in the 1st quarter of 2002 as compared to 11% of sales in the 1st quarter of 2001. Expense decreases in the first quarter of 2002 as compared to the first quarter of 2001 were the result of less spending.

INTEREST INCOME (EXPENSE) decreased from income of $22,000 in 2001 to an expense of $15,000 in 2002. The decrease was due to less interest income due to lower cash investment balances.

OTHER INCOME (EXPENSE) increased to $14,000 as the result of reimbursement of expenses from a government grant.

REORGANIZATION ITEMS- The increase in reorganization items was due to legal expenses incurred for the reorganization.

LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2002 net cash used by the Company for operating activities was $ 299,000. In the first quarter of 2001, the Company used cash for operations of $1.9 million. Cash used in the first quarter of 2002 was comprised of the net loss before reorganization items incurred for the quarter of $521,000 offset by net non-cash expenses of $207,000 and the net change in operating assets and liabilities resulting in providing cash of $15,000. Cash used in operations in the first quarter of 2001 was comprised of the net loss incurred for the quarter of $1.3 million, offset by net non-cash expenses of $183,000, and the net change in operating assets and liabilities resulting in a further use of cash of $864,000.

Investing activities used cash of $55,000 in the first quarter of 2002 and used $65,000 during the first quarter ended March 31, 2001. The uses of cash were for the purchase of equipment and patents.

Financing activities provided cash of $11,000 and $22,000 during the first quarters ended March 31, 2002 and 2001, respectively.

At March 31, 2002 the Company had cash of $499,000 compared to $1.5 million at March 31, 2001. At March 31, 2002, the Company had working capital of $2 million, as compared to working capital of $5.8 million at March 31, 2001. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

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

In order to finance our working capital requirements we are currently seeking both debt and equity investments with several investors, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing, or have our Plan of Reorganization quickly approved, we may not be able to continue as a going concern and the Company may have to convert to a Chapter 7 bankruptcy. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

On September 6, 2001, we were served with a complaint from Hampel Technologies, Inc. for a collection in the amount of $49,324.16. We filed a timely answer denying the allegations set forth therein with the County of Sonoma Superior Court. This action has been stayed as a result of the bankruptcy filing.

On August 8, 2001, we were served with a complaint from Northern California Collection Service Inc. for a collection in the amount of $63,000. We filed an answer offering a general denial to each allegation on September 10, 2001 with the County of Sacramento Superior Court. This action has been stayed as a result of the bankruptcy filing.

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

Item 6. Exhibits and Reports on Form 8-K

        On March 1, 2002, the Company issued a Form 8-K to report the filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Northern District, in Santa Rosa, California. After the Quarter ended March 31, 2002 the Company also issued the following two Form 8-K's: On April 15, 2002 the Company filed its Disclosure Statement and Proposed Plan of Reorganization which is subject to approval of the U.S. Bankruptcy court prior to submission to the creditors and shareholders for vote and on April 29, 2002 the company also filed a Form 8-K to report that it changed their independent auditors for the year ended December 31, 2002 from Grant Thornton LLP to Odenberg, Ullakko, Muranishi & Co. LLP.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           ZAP
--------------------------
      (Registrant)


SIGNATURE                            TITLE                         DATE
---------                            -----                         ----


/s/ Gary Starr                       Director / CEO                May 10, 2002
--------------------------


/s/ William R. Hartman               CFO                           May 10, 2002
--------------------------