Form 10QSB
period 2002-06-30
ZAP
filed 2002-08-13
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended June 30, 2002

                         Commission File Number 0-303000


                                       ZAP
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           CALIFORNIA                                       94-3210624
 -------------------------------                         ----------------
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                                117 MORRIS STREET
                              SEBASTOPOL, CA 95472
                                 (707) 824-4150
  ---------------------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


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

             5,725,815 shares of common stock as of August 9, 2002.

      Transitional Small Business Disclosure Format        Yes [_]    No [X]

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)
                                                                    June 30,
                                                                      2002
-----------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash                                                          $      348
     Accounts receivable, net of allowance for
       doubtful accounts of $654                                          216
     Inventories                                                        1,269
     Prepaid expenses and other assets                                     88
                                                                   ----------
            Total current assets                                        1,921
                                                                   ----------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $752                                                    342
                                                                   ----------

OTHER ASSETS
     Patents & Trademarks                                                 274
     Goodwill                                                             100
     Deposits and other                                                    89
                                                                   ----------
            Total other assets                                            463
                                                                   ----------
Total assets                                                       $    2,726
                                                                   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $       50
     Accrued liabilities and other expenses                               177
     Current maturities of long-term debt                                 119
     Current maturities of obligations under
       capital leases                                                      10
                                                                   ----------
            Total current liabilities                                     356
                                                                   ----------

OTHER LIABILITIES
     Long-Term Debt, less current maturities                              235
     Obligations under capital leases, less
       current maturities                                                  25
                                                                   ----------
            Total other liabilities                                       260
                                                                   ----------
  Stockholders' Equity
     Preferred stock, authorized 50,000 shares
       of no par                                                           --
     Common stock, authorized 100,000 shares
       of no par value; issued and outstanding
       3,015 shares                                                    18,296
     Accumulated deficit                                              (16,186)
                                                                   ----------
            Total stockholders' equity                                  2,110
                                                                   ----------
Total liabilities and stockholders' equity                         $    2,726
                                                                   ==========


           See accompanying notes to consolidated financial statements

ZAP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    --------------------------      --------------------------
                                                       2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------
NET SALES                                           $      360      $      940      $      780      $    2,953

COST OF GOODS SOLD                                         226           1,376             540           2,918
                                                    ----------      ----------      ----------      ----------

GROSS PROFIT (LOSS)                                        134            (436)            240              35

OPERATING EXPENSES
     Selling                                                66             306             133             732
     General and administrative                            574           1,078           1,116           2,210
     Research and development                               13             141              30             360
                                                    ----------      ----------      ----------      ----------
                                                           653           1,525           1,279           3,302
                                                    ----------      ----------      ----------      ----------
LOSS FROM OPERATIONS BEFORE
REORGANIZATION ITEMS AND
EXTRAORDINARY GAIN                                        (519)         (1,961)         (1,039)         (3,267)
                                                    ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE)
     Interest income (expense)                               5              23             (10)             34
     Other income (expense)                                 13             (15)             27              (4)
                                                    ----------      ----------      ----------      ----------
                                                            18               8              17              30
                                                    ----------      ----------      ----------      ----------
LOSS BEFORE REORGANIZATION ITEMS
 AND EXTRAORDINARY GAIN                                   (501)         (1,953)         (1,022)         (3,237)

REORGANIZATION ITEMS:
     Professional fees                                     126              --             165              --
     Provision to rejected executory contracts              31              --              31              --
                                                    ----------      ----------      ----------      ----------
                                                           157              --             196              --
                                                    ----------      ----------      ----------      ----------
NET LOSS BEFORE PREFERRED DIVIDEND AND
EXTRAORDINARY GAIN                                        (658)         (1,953)         (1,218)         (3,237)
     Preferred dividend                                                    (48)                           (105)
                                                    ----------      ----------      ----------      ----------
LOSS BEFORE EXTRAORDINARY GAIN                            (658)         (2,001)         (1,218)         (3,342)


EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT (NOTE 2)       4,058              --           4,058              --
                                                    ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                   $    3,400      $   (2,001)     $    2,840      $   (3,342)
                                                    ==========      ==========      ==========      ==========

NET LOSS PER COMMON SHARE BASIC AND DILUTED
RESTATED FOR REVERSE STOCK SPLIT(NOTE 4)

     Loss per share before extraordinary gain       $    (0.54)     $    (1.88)     $    (1.24)     $    (3.25)
     Extraordinary gain (Note 2)                          3.36              --            4.14              --
                                                    ----------      ----------      ----------      ----------
     Net gain (loss) per share-basic and diluted    $     2.82      $    (1.88)     $     2.90      $    (3.25)
                                                    ==========      ==========      ==========      ==========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
     BASIC AND DILUTED                                   1,206           1,062             980           1,028
                                                    ----------      ----------      ----------      ----------

      See accompanying notes to condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------
                                                                        2002            2001
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $    2,840      $   (3,237)
   Adjustments to reconcile net loss to net cash used for
   operating activities:
      Depreciation and amortization                                         123             341
      Reorganization items, net                                             196              --
      Extraordinary gain on forgiveness of debt                          (4,058)
      Allowance for doubtful accounts                                       121              77
   Amortization of the fair market value of warrants                         --              27
      Changes in:
       Receivables                                                          248             720
       Inventories                                                          134            (405)
       Deposits                                                             (19)             --
       Prepaid expenses and other assets                                    102             410
       Accounts payable                                                     100             422
       Accrued liabilities and customer deposits                           (245)           (565)
                                                                     ----------      ----------
            Net cash used in operating activities                          (458)         (2,210)
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITES
   Purchase of equipment                                                     (5)           (105)
   Purchase of Patents and intangibles                                       --             (17)
   Investment in joint venture                                              (47)             --
                                                                     ----------      ----------
            Net cash used for  investing activities                         (52)           (122)
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of stock offering costs                         28               5
   Draw on convertible promissory note                                        4
   Principal repayments on long-term debt                                    --              (3)
   Payments on obligations under capital leases                             (17)             (4)
                                                                     ----------      ----------
            Net cash provided by(used for) financing activities              15              (2)
                                                                     ----------      ----------

NET DECREASE IN CASH                                                       (494)         (2,334)

CASH, beginning of period                                                   842           3,543
                                                                     ----------      ----------
CASH, end of period                                                  $      348      $    1,209
                                                                     ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months for interest                         $       15      $       27
   Non-cash  investing and financing activities
   Debt issued to repurchase common stock                            $    1,500      $       --


          See accompanying notes to consolidated financial statements.

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

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

The financial statements presented herein, for the three and six months ended June 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The Company did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7:"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an extraordinary item in the condensed consolidated financial statements.

(2) PLAN OF REORGANIZATION

On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against the Company. Management also believed that the Chapter 11 filing would allow the Company to reorganize and rethink its direction, and to seek debtor-in-possession financing.

On June 20, 2002,the Bankruptcy Court entered an order (the " Confirmation Order") confirming the Debtors' Second Amended Plan of Reorganization (the "Plan").

The primary objectives of the Plan are to: (a) alter the Debtor's equity and debt structures to permit the Debtor to emerge from the reorganization proceedings with a viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and
(c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors, and stakeholders. The Plan provides for, among other things:

     o the cancellation of certain indebtedness in exchange for cash, common stock, no par value, in Reorganized ZAP (as defined below) (the "new Common Stock"), which will then be reversed split on a 2:1 basis, and/or warrants to purchase shares of New Common Stock (the "New Warrants"). The warrants will be issued to each claimant by August 20, 2002.
     o the claimant of secured pre-petition debt will be paid $50,000, the estimated value of the collateral, plus 5% interest on a declining balance, payable monthly over three years, commencing 60 days following June 20, 2002;
     o ZAP's Preferred Stock of 2,250 shares, originally valued at $1,000 per share will be converted to 1,260,000 shares of common stock in Reorganized ZAP, which will then be reversed split on a 2:1 basis. Thus, the former Preferred Shareholders' will receive approximately 630,000 of common stock in the reorganized ZAP, after the split. The Preferred Shareholders' will also receive 2.5 million Series A Warrants vested in accordance with the schedule as outlined in the Plan and one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant;

     o ZAP's common stock of 6,693,643 shares will be converted to 2,231,214 shares of common stock in the Reorganized ZAP, which will then be reversed split on a 2:1 basis. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stockholder held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual will receive one share of common stock in the Reorganized ZAP. The Common Shareholders' will also receive one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant,

     o the effective date of the reverse split shall be July 15, 2002 or as soon as the Board of Directors can set a date; The Board of Directors of ZAP set the effective date of July 1, 2002 for the reverse split.

     o the assumption and assignment, or rejection of executory contract or unexpired leases to which the debtor is a party;

     o authorization to issue 100 million shares of common stock and 50 million shares of preferred stock.

     o the authority to issue 10 million each for the following Warrants: A, B, C, D and K for a total of 50 million warrants, the expiration date for the warrants range from 12 to 36 months;

o the creation of an Incentive Stock Option Plan for employees within the meaning of Section 423 of the Internal Revenue of 1986, as amended, the Plan will have options to purchase 10 million shares of New ZAP common stock at an exercise price equal to the closing price on date options are granted;

o temporary appointment of certain new members to the Board of Directors, pending election at the first annual stockholders' meeting;

o the authority to execute a $500,000 of convertible debenture to purchase inventory from a new supplier with interest payable at 6% per annum or may be converted to common stock at $.50 per share, or 15 % of the issued shares of the Reorganized ZAP. An option will also be given to the supplier to purchase one Warrant in Series B, C and D for each common share owned;

o to authorize the completion of the proposed acquisition of Voltage Vehicles and RAP Group, Inc effective July 1, 2002. These Companies will become wholly owned subsidiaries of ZAP through the purchase from the equity Shareholders of Voltage Vehicles and RAP Group, Inc. all of the shares of these businesses in exchange for the lesser of 49% of the issued shares to any new equity shareholders or 4,500,000 (post-split) 500,000 to Voltage Vehicles and 4,000,000 to Rap group, Inc. The equity shareholders' will also receive one Warrant in Series B, C, D and K to purchase common stock in the Reorganized ZAP for each common share issued to Voltage Vehicles and RAP Group, Inc.

EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT

Under ZAP's approved Plan of reorganization, Ridgewood ZAP, LLC agreed to convert approximately $3 million in long-term debt due to Ridgewood ZAP, LLC to common stock. This transaction resulted in the Company recognizing an extraordinary gain of approximately $2.9 million. The remainder of the extraordinary gain or $1.1 million was due to the cancellation of the unsecured creditor's indebtedness as outlined previous. Also, in accordance with ZAP's plan of reorganization, some unsecured creditors have elected to receive stock rather than cash for their claims. The plan also provides for a twelve-month period following June 20, 2002 for the unsecured creditors to still elect to receive equity. The Company will issue any stock and warrants for the equity elections by August 20,2002. Those unsecured creditors that elected to receive cash, will share in a fund of $300,000 which is payable over three years, with each creditor receiving their pro-rata share.

The Risks Related to Our Business includes, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry will continue and our business may suffer if growth in the electric vehicle industry ceases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our internet address. Our success is heavily dependent on protecting our intellectual property rights

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options and warrants have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive. See note 4 below for reverse stock split and restatement of per share amounts.


(3) PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.


(4) COMMON STOCK

Our Common Stock has been listed on the NASDAQ SmallCap Market under the symbol "ZAPP" since May 22, 2000. On February 14, 2002, the Company received a NASDAQ staff determination notice indicating that the Company's common stock would be subject to delisting from the NASDAQ National Market System for failure to comply with certain Marketplace Rules. Under the rules, the Company had until August 13, 2002, to comply. If the Company met certain listing criteria it may be granted an additional 180-day grace period to demonstrate compliance. On March 1, 2002, ZAP was suspended from trading on the NASDAQ Small Cap Market due to our Chapter 11 Bankruptcy filing. On March 20, 2002, we resumed trading under the symbol "ZAPPQ". On April 29, 2002, the NASDAQ Stock Market notified ZAP that its shares of common stock would be delisted from the NASDAQ Small Cap Market effective with the open of business on April 30, 2002. As primary grounds for its decision was cited uncertainty over the Company's future in light of its current chapter 11 proceedings. In particular, the panel noted that the timing and the completion of the Company's plan are uncertain. On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ. According to the OTC Bulletin Board, the symbol change is to indicate that ZAP is no longer in Chapter 11 Reorganization, and that the stock has undergone a reverse split effective July 1, 2002. ZAP's common stock of 6,693,643 shares will be converted to 2,231,214 shares of common stock in the Reorganized ZAP, which will then be reversed split on a 2:1 basis. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stockholder held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual will receive one share of common stock in the Reorganized ZAP. The resulting shares of common stock after the split was 1,115,607. All shares and per share data have been restated to reflect the stock split. The Common Shareholders' will also receive one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant.

The approved plan, as outlined previous in Note 2, permitted the Company to complete the following: increase the authorized common stock to 100 million shares, issue 50 million warrants for common stock, create an Incentive Stock Option Plan, and execute a reverse stock split. As of June 30, 2002, no warrants are outstanding, according to the approved Plan of Reorganization they will be issued by August 20, 2002. The reverse split was effected on July 1, 2002.

The Company also issued 660,000, pre-split shares of common stock for consulting services during the quarter.

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

PRODUCT SUMMARY- ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors.

ELECTRIC VEHICLE RENTAL PROGRAM- Working in conjunction with Global Electric Motorcars, LLC, a Daimler Chrysler Company, a program was announced in which ZAP will be renting neighborhood electric vehicles throughout California. ZAP plans to solicit rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

ACQUISITION OF NEW BUSINESSES-The Company completed its acquisition of Voltage Vehicles and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with the exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. The Rap Group began business in 1996 and has been a profitable entity for the past few years with annual sales in excess of $ 6 million. While Voltage Vehicles, which began, business in February, 2001, is a relatively new enterprise. As noted in the ZAP's approved Plan of Reorganization, the mergers are expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Upon completion of the mergers, ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products. The merger will also enable ZAP to immediately cut overhead and other costs, and increase revenues.

The Company has a $331,800 backlog of orders and purchase contracts in hand for electric vehicles as of August 9, 2002. The Company expects to fill these orders within the current fiscal year.

Some of the significant events for the Company that occurred during the second quarter of 2002 or prior to the filing of this Form 10-Q document were as follows:

     (1) On June 20, 2002, The United States Bankruptcy Court confirmed ZAP's Plan of Reorganization which cleared the way for the Company to emerge immediately from bankruptcy.

     (2) On July 1, 2002, ZAP completed its acquisition of Voltage Vehicles and RAP Group, Inc. pursuant to ZAP's Second Amended Plan of Reorganization; see Note 2 above for details.

     (3) ZAP began trading on July 1, 2002 on the Over-the-Counter (OTC) Bulletin Board under the stock symbol of ZAPZ. Also on this date ZAP's Reorganization Plan provided for a reverse stock split.

     (4) ZAP signed a distribution agreement with Daka Development Ltd, for the design, manufacturing and marketing of a full line of advanced transportation and alternative energy products. The Plan of Reorganization also approved the execution of a $500,000 Secured Convertible Promissory Note to Daka for financing of the inventory purchases.

     (5) ZAP announced an electric car rental program in conjunction with Global Electric Motorcars, LLC, (GEM) a Daimler Chrysler Company. GEM will sell the electric vehicles to ZAP who will in turn operate a rental management company, handling all insurance and processing. ZAP's first rental location opened recently on Balboa Island in Newport Beach, California, with more locations expected during the course of the summer.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                                              QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------     -------------------------
                                                                                2002        2001            2002         2001
----------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA:
--------------------------
       Net sales........................................................         100%      100.0%            100%        100.0%
       Cost of sales ...................................................       (62.7)     (146.3)          (69.2)        (98.8)
       Gross profit (loss)..............................................        37.2       (46.4)           30.7           1.2
       Operating expenses...............................................       181.3       162.2           163.4         111.8
       Loss from operations before reorganization items and
       extraordinary gain...............................................      (144.1)     (208.6)         (133.7)       (110.6)
       Other Income.....................................................         5.0          -              2.1           1.0
       Net loss before reorganization items and extraordinary gain......      (139.1)     (208.6)         (131.6)       (109.6)
       Reorganization items-Professional fees,etc.......................        43.6          -             25.1            -
       Net loss before extraordinary gain...............................      (182.7)     (212.8)         (156.7)       (113.2)

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

NET SALES for the quarter ended June 30, 2002, were $360,000 compared to $940,000 in the prior year. Sales were less in all areas due to the overall poor world-wide economy. The Company's filing of Chapter 11 Bankruptcy also adversely affected our sales during the current quarter.

GROSS PROFIT increased from a loss of $436,000 in 2001 to a profit of $134,000 in 2002 due to product mix and less sales to liquidators, which were done last year at little or no margin to move product.

SELLING AND MARKETING expenses in the quarter ended June 30, 2002 were $66,000 as compared to $306,000 for the quarter ended June 30, 2001. As a percentage of sales, selling and marketing expenses decreased from 32% to 18% of net sales. The primary reason for the decrease was less spending in all areas of sales and marketing together with significantly less personnel.

GENERAL AND ADMINISTRATIVE expenses for the quarter ended June 30, 2002 were $574,000 as compared to $1.1 million for the quarter ended June 30, 2001. This is a decrease of $504,000 or 47%. However, as a percentage of sales, general and administrative expense increased from 115% to 159% of net sales in 2002. This increase is due to the lower sales volume where although expenses have been reduced in all areas, certain general and administration costs are fixed. The dollar decrease in amount of expenses was due to less salaries and benefits, fewer professional fees, no amortization of goodwill in accordance with new accounting guidelines, and spending cutbacks.

RESEARCH AND DEVELOPMENT decreased $128,000 or 91% in the 2nd quarter of 2002 as compared to the 2nd quarter of 2001. As a percentage of net sales it decreased to 4 % of sales in the 2nd quarter of 2002 as compared to 15% of sales in the 2nd quarter of 2001. Expense decreases in the second quarter of 2002 as compared to the second quarter of 2001 were the result of less spending.

INTEREST INCOME (EXPENSE) decreased from income of $23,000 in 2001 to $5,000 in 2002. The decrease was due to less interest income due to lower cash investment balances.

OTHER INCOME (EXPENSE) increased to $13,000 as the result of reimbursement of expenses from two government grants.

REORGANIZATION ITEMS- The increase in reorganization items was primarily due to legal expenses incurred for the reorganization.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES for the six months ended June 30, 2002 were $780,000 compared with $2.9 million in the six months ended June 30, 2001, a decrease of $2.1 million or 73 %. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy. The Company's filing of bankruptcy in March also adversely affected sales volume.

GROSS PROFIT dollars increased in the first six months of 2002 to $240,000 from $35,000 in the first half of 2001. As a percentage of sales, gross profit increased to 31% in the first half of 2002 compared with 1% in the first six months of 2001. The primary reasons for the increase were product mix and fewer sales to liquidators at low profit.

SELLING expenses for the six months ended June 30, 2002 were $133,000 as compared to $732,000 for the six months ended June 30, 2001. This was a decrease of $599,000 or 82% from 2001 to 2002. As a percentage of sales, selling expenses decreased from 25% of sales to 17% of sales. The decrease was primarily due to fewer salaries and commissions for sales personnel, and less marketing and promotion expenses.

GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2002 were $1.1 million. This is a decrease of $1.1 million or 50% from 2001. Expenses were less in all categories of spending due to fewer employees and facilities. The Company's expenses were significantly less in legal and consulting costs.

RESEARCH AND DEVELOPMENT expenses decreased $330,000 or 92% from the first six months of 2002 as compared to the first six months of 2001. As a percentage of net sales, research and development decreased to 4% of sales in the first six months of 2002 as compared to 12% of sales in the first six months of 2001.

INTEREST INCOME (expense) decreased $44,000 in the first six months of 2002 as compared to the first six months of 2001due to lower available cash balances for investment.

OTHER EXPENSE increased $31,000 from the first six months of 2001 to the first six months of 2002, which was primarily due the receipt of government grant money from two projects.

LIQUIDITY AND CAPITAL RESOURCES
In the first six months of 2002 net cash used by the Company for operating activities was $ 458,000. In the first half of 2001, the Company used cash for operations of $2.2 million. Cash used in the first six months of 2002 was comprised of the net loss before reorganization items and the extraordinary gain incurred for the period of $1,022,000 offset by net non-cash expenses of $244,000 and the net change in operating assets and liabilities resulting in providing cash of $320,000. Cash used in operations in the first six months of 2001 was comprised of the net loss incurred for the first six months of $3.2 million, offset by net non-cash expenses of $445,000, and the net change in operating assets and liabilities resulting in a further use of cash of $582,000.

Investing activities used cash of $52,000 and $122,000 in the first six months of 2002 and 2001, respectively for the purchase of equipment and patents.

Financing activities used cash of $15,000 and provided cash of $2,000 during the first six months ended June30, 2002 and 2001, respectively.

The Company received a significant increase to liquidity through the Plan of Reorganization where approximately $3 million in long-term debt due to Ridgewood ZAP, LLC was converted to common stock. Thus in accordance with the conversion formula specified in the plan, Ridgewood will receive approximately 975,000 of common stock in the Reorganized ZAP. This transaction also resulted in the Company recognizing an extraordinary gain of approximately $2.9 million.

At June 30, 2002 the Company had cash of $348,000 compared to $1.2 million at June 30, 2001. At June 30, 2002, the Company had working capital of $1.6 million, as compared to working capital of $3.9 million at June 30, 2001. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

In conjunction with the distribution agreement signed with Daka Development on June 17, 2002 to market, sell and distribute their products in North America, ZAP signed a secured convertible promissory note for up to $500,000 to finance the inventory purchases. The terms of the note require interest at the rate of 6% per annum. The note is scheduled to mature on September 17, 2002, for all items that were received. As of June 30, 2002 there was $4,000 drawn on the note. On the maturity date, Daka may at their option, convert the principle to common stock of ZAP at $.50 per share or 15 % of the issued shares of ZAP. Daka also has the right to purchase one warrant in series B,C, and D for each common share that Daka receives. The Company was granted authority to issue the $500,000 convertible debenture through the Approved Plan of Reorganization.

On July 1, 2002, ZAP completed its acquisition of Voltage Vehicles ("VV") and RAP Group, Inc. ("RAP") pursuant to ZAP's Second Amended Plan of Reorganization that was approved by the United States Bankruptcy Court (the "Court"), Northern District of California (Santa Rosa Division) on June 20, 2002. In exchange for all of the outstanding shares of the businesses, ZAP will issue the lesser of 49% of the issued shares to any new equity shareholders or 4,500,000 (post split) 500,000 to VV and 4,000,000 to RAP. The equity shareholders of VV and RAP will also receive one Warrant in Series B,C,D and K to purchase common stock in ZAP for each share issued to Voltage Vehicles and RAP Group, Inc.

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


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no legal proceedings outstanding against the Company

Item 2.     Changes in Securities

            There were no changes in rights of securities holders.

Item 3.     Defaults Upon Senior Securities

            There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

            In May, 2002 the security holders voted to accept ZAP's Plan of Reorganization

Item 5.     Other Information

            The Company signed distribution agreements with DAKA Development and began a rental program with Global Electric Motorcars, LLC a Daimler Chrysler Company. See previous discussion in Item 2.

Item 6.     Exhibits and Reports on Form 8-K

            The Company filed the following Form 8-K's during the period:

            o On April 15, 2002, the Company filed its Disclosure Statement and Proposed Plan of Reorganization, which was subject to approval of the U.S. Bankruptcy court prior to submission to the creditors and shareholders for vote.

            o April 29, 2002, the Company also filed a Form 8-K to report that it changed their independent auditors for the year ended December 31, 2002 from Grant Thornton LLP to Odenberg, Ullakko, Muranishi & Co. LLP.

            o Ju1y 12, 2002, the Company filed a Form 8-K to report that on June 20, 2002, the United States Bankruptcy Court, Northern District of California confirmed ZAP's Plan of Reorganization, which cleared the way for the Company to emerge immediately from bankruptcy. It was also announced, that ZAP completed it's acquisition of Voltage Vehicles and RAP Group, Inc. on July 1, 2002 which was pursuant to ZAP's Second Amended Plan of Reorganization that was approved by the bankruptcy court on June 20, 2002. Note, the Approved Plan of Reorganization was attached as an exhibit to the Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            ZAP
-----------------------------
       (Registrant)



SIGNATURE                              TITLE                     DATE


/s/ Gary Starr                         Director / CEO            August 9, 2002
-----------------------------


/s/ William R. Hartman                 CFO                       August 9,2002
-----------------------------