Form 10QSB
period 2002-09-30
ZAP
filed 2002-11-14
CIK 1024628

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

                For the quarterly period ended September 30, 2002

                         Commission File Number 0-303000


                                       ZAP
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     8,760,281 shares of common stock as of November 12, 2002.

     Transitional Small Business Disclosure Format Yes[_] No[X ]
================================================================================

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
            ZAP

            CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
            (In thousands)
                                                                 September 30, 2002
-----------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $      443
     Accounts receivable, net of allowance for doubtful
        accounts of $1,415                                                      748
     Inventories                                                              1,861
     Prepaid expenses and other assets                                          283
                                                                         ----------
                        Total current assets                                  3,335

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $822                 400

OTHER ASSETS
      Patents & trademarks, net                                                 264

      Goodwill                                                                2,182
       Deposits and other                                                       118
                                                                         ----------
               Total other assets                                             2,564

                                                                         ----------
Total assets                                                             $    6,299
                                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current maturities of long-term debt                                $       16
     Current maturities of obligations under capital leases                      10
     Accounts payable                                                           439
     Accrued liabilities                                                        148
                                                                         ----------
            Total current liabilities                                           613

LONG-TERM LIABILITIES
     Long-Term Debt, less current maturities                                    361
     Obligations under capital leases, less current maturities                   23
                                                                         ----------
                  Total long-term liabilities                                   384

  Stockholders' Equity
    Preferred stock, authorized 50,000 shares of no par                        --
    Common stock, authorized 100,000 shares of
    no par value; issued and outstanding 8,760 shares                        22,068
     Accumulated deficit                                                    (16,766)
                                                                         ----------
              Total stockholders' equity                                      5,302
                                                                         ----------
Total liabilities and stockholders' equity                               $    6,299
                                                                         ==========

             See accompanying notes to consolidated financial statements

ZAP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

                                                                  Quarter ended September 30,       Nine Months ended September 30,
                                                                     2002              2001              2002              2001
                                                                   -------           -------           -------           -------
NET SALES                                                          $ 2,044           $   678           $ 2,824           $ 3,631

COST OF GOODS SOLD                                                   1,747             1,653             2,287             4,571
                                                                   -------           -------           -------           -------
GROSS PROFIT (LOSS)                                                    297              (975)              537              (940)

OPERATING EXPENSES
          Selling                                                      216               203               349               935
          General and administrative                                   590             1,181             1,706             3,391
          Research and development                                    --                 110                30               470
                                                                   -------           -------           -------           -------
                                                                       806             1,494             2,085             4,796
                                                                   -------           -------           -------           -------
LOSS FROM OPERATIONS BEFORE
REORGANIZATION ITEMS AND
EXTRAORDINARY GAIN                                                    (509)           (2,469)           (1,548)           (5,736)
                                                                   -------           -------           -------           -------
OTHER INCOME (EXPENSE)
          Interest income (expense)                                     (3)              (26)              (13)                7
          Other income (expense)                                         1                (2)               28                (5)
                                                                   -------           -------           -------           -------
                                                                        (2)              (28)               15                 2
                                                                   -------           -------           -------           -------
Loss before reorganization items
and extraordinary gain                                                (511)           (2,497)           (1,533)           (5,734)

Reorganization items:
          Professional fees                                             (6)             --                 159              --
          Provision to rejected executory contracts                   --                --                  31              --
                                                                   -------           -------           -------           -------
                                                                        (6)             --                 190              --
                                                                   -------           -------           -------           -------
 NET LOSS BEFORE PREFFERED DIVIDEND
       AND EXTRAORDINARY GAIN                                         (505)           (2,497)           (1,723)           (5,734)
Extraordinary Gain (loss) on Forgiveness of debt (Note 2)              (75)             --               3,983              --
                                                                   -------           -------           -------           -------
NET INCOME (LOSS)                                                     (580)           (2,497)            2,260            (5,734)
                                                                   -------           -------           -------           -------
            Preferred Dividend                                        --                 (38)             --                (142)
                                                                   -------           -------           -------           -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                       $ ( 580)          $(2,535)          $ 2,260           $(5,876)
                                                                   =======           =======           =======           =======


NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED RESTATED
FOR REVERSE STOCK SPLIT (Note 4)

          Loss per share before extraordinary gain (loss)          $ (0.08)          $ (2.25)          $ (0.58)          $ (5.53)
          Extraordinary gain (loss) (Note 2)                         (0.01)             --                1.35              --
                                                                   -------           -------           -------           -------
          Net Income (loss) per share-basic and diluted            $ (0.09)          $ (2.25)          $  0.77           $ (5.53)
                                                                   -------           -------           -------           -------

WEIGHTED AVERAGE OF
          COMMON SHARES OUTSTANDING
          BASIC AND DILUTED                                          6,779             1,128             2,946             1,062
                                                                   =======           =======           =======           =======

See accompanying notes to condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                                  Nine months ended September 30,
                                                                                                       2002              2001
                                                                                                     -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                                $ 2,260           $(5,734)
    Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                                                      185               413
      Reorganization items, net                                                                          196              --
      Extraordinary gain on forgiveness of debt                                                       (3,983)             --
      Allowance for doubtful accounts                                                                    302               358
      Amortization of the fair market value of warrants                                                 --                  42
    Changes in:
      Receivables                                                                                        190               942
      Inventories                                                                                        114               497
      Deposits                                                                                            (4)             --
      Prepaid expenses and other assets                                                                  (52)              594
      Accounts payable                                                                                   179               623
      Accrued liabilities and customer deposits                                                         (383)             (378)
                                                                                                     -------           -------
                                      Net cash used for operating activities                            (996)           (2,643)

CASH FLOWS FROM INVESTING ACTIVITES
    Purchase of equipment                                                                                (81)             (114)
    Purchase of patents and intangibles                                                                 --                 (19)
    Cash received in purchase of RAP and Voltage Vehicles, net                                           177              --
                                                                                                     -------           -------
                                      Net cash provided by (used for) investing activities                96              (133)

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock, net of stock offering costs                                                     28               113
    Preferred stock dividend                                                                            --                (142)
    Draw on convertible promissory note                                                                  500              --
    Principal repayments on long-term debt                                                                (8)              (25)
    Payments on obligations under capital leases                                                         (19)               (2)
    Advances on notes receivable from shareholders                                                      --                 105
                                                                                                     -------           -------
                                      Net cash provided by financing activities                          501                49

NET DECREASE IN CASH                                                                                    (399)           (2,727)



CASH and cash equivalents, beginning of period                                                           842             3,543
                                                                                                     -------           -------
CASH  and cash equivalents, end of period                                                            $   443           $   816
                                                                                                     -------           -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months for interest                                                        $    18           $    55
  Non-cash  investing and financing activities
    Debt issued to repurchase common stock                                                           $ 1,500              --
    Stock issued for acquisition of RAP and Voltage Vehicles                                         $ 2,970              --

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

The financial statements presented herein, for the three and nine months ended September 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The Company did not meet the requirements to utilize fresh start reporting. Therefore, in accordance with Statement of Position 90-7: "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," our liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an extraordinary item in the condensed consolidated financial statements.

(2)   Plan of Reorganization

On June 20, 2002, the Bankruptcy Court entered an order ("Confirmation Order") confirming the Debtor's Second Amended Plan of Reorganization (the "Plan"). During the third quarter ended September 30, 2002 certain transactions occurred that were approved by the Plan:


  o ZAP's common stock was reversed split on a 2:1 basis on July 1, 2002. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stockholder held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual will receive one share of common stock in the Reorganized ZAP.


  o On July 1, 2002 the completion of the proposed acquisition of Voltage Vehicles and RAP Group, Inc. was completed. These Companies became wholly owned subsidiaries of ZAP through the purchase from the equity Shareholders of Voltage Vehicles and RAP Group, Inc. all of the shares of these businesses in exchange for 4,500,000 (post-split) 500,000 to Voltage Vehicles and 4,000,000 to RAP Group, Inc. The equity shareholders' will also receive one Warrant in Series B, C, D and K to purchase common stock in the Reorganized ZAP for each common share issued to Voltage Vehicles and RAP Group, Inc. In connection with the acquisition of Rap and VV the company recorded goodwill or the excess of the purchase price over the net assets acquired of approx $1.6 million and $450,000 for each company respectively. The Goodwill recorded is based upon a preliminary estimate of the purchase price of RAP and Voltage Vehicles. The Company plans to obtain an independent appraisal of the fair value of the tangible and intangible assets acquired in order to record and allocate the purchase price in accordance with Financial Accounting Standards Board 141, " Business Combinations". The Company has not finalized the allocation of the purchase price as of September 30, 2002. An estimation of the allocation was prepared and included as part of these financial statements.

EXTRAORDINARY GAIN (LOSS) ON FORGIVENESS OF DEBT
Under ZAP's approved Plan of reorganization, approximately $3 million in long-term debt due to Ridgewood was converted to common stock. This transaction resulted in the Company recognizing an extraordinary gain of approximately $2.9 million. The remainder of the extraordinary gain or $1.1 million was due to the cancellation of the unsecured creditor's indebtedness. Also, in accordance with ZAP's plan of reorganization, some unsecured creditors have elected to receive stock rather than cash for their claims. The plan also provides for a twelve-month period following June 20, 2002 for the unsecured creditors to still elect to receive equity. Those unsecured creditors that elected to receive cash, will share in a fund of $300,000 which is payable over three years, with each creditor receiving their pro-rata share. During the third quarter ended September 30, 2002, the Company incurred an extraordinary loss due to the conversion of certain unsecured creditors' claims to equity. A loss was incurred in certain transactions where the fair value of the stock exchanged was in excess of the claim amount.

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

(3) PRINCIPLES OF CONSOLIDATION-The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant inter-company accounts and transactions.

(4) - COMMON STOCK
On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ. According to the OTC Bulletin Board, the symbol change is to indicate that ZAP is no longer in Chapter 11 Reorganization, and that the stock has undergone a reverse split effective July 1, 2002. ZAP's common stock of 6,693,643 shares were converted to 2,231,214 shares of common stock in the Reorganized ZAP, which was then reversed split on a 2:1 basis. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stockholder held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual received one share of common stock in the Reorganized ZAP. The resulting shares of common stock after the split was 1,115,607. All shares and per share data have been restated to reflect the stock splits. The Common Shareholders' also received one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant.

During the quarter, the Company issued approx 1.1 million shares for the Daka conversion of their note payable to equity. See further discussion under the liquidity section. ZAP also issued approximately 315,000 shares of common stock to satisfy reorganization claims and professional fees. In addition, another 71,000 shares were also issued to outside consultants in exchange for services to the Company.

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

OVERVIEW

The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2002, the Company continued to enhance and broaden its electric vehicle product line.

PRODUCT SUMMARY- ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors.

ELECTRIC VEHICLE RENTAL PROGRAM- Working in conjunction with Global Electric Motorcars, LLC, a Daimler Chrysler Company, a program was announced in which ZAP will be renting neighborhood electric vehicles throughout California. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

ACQUISITION OF NEW BUSINESSES-The Company completed its acquisition of Voltage Vehicles and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. The Rap Group began business in 1996 and has been a profitable entity for the past few years with annual sales in excess of $ 6 million. While Voltage Vehicles, which began, business in February, 2001, is a relatively new enterprise. As noted in ZAP's approved Plan of Reorganization, the mergers are expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Upon completion of the mergers, ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products. The merger will also enable ZAP to immediately cut overhead and other costs, and increase revenues. Zap and certain of its Directors have been named as a co-defendant in a lawsuit with respect to the acquisitions of both the RAP Group, Inc. and Voltage Vehicles. See further description in Part 11-Item 1-Legal Proceedings.

The Company has a $159,000 backlog of orders and purchase contracts in hand for electric vehicles as of November 12, 2002. The Company expects to fill these orders within the current fiscal year.

Some of the significant events for the Company that occurred during the third quarter of 2002 or prior to the filing of this Form 10-Q document were as follows:

  (1) On July 1, 2002, ZAP completed its acquisition of Voltage Vehicles and RAP Group, Inc. pursuant to ZAP's Second Amended Plan of Reorganization; see Note 2 above for details.

  (2) ZAP began trading on July 1, 2002 on the Over-the-Counter (OTC) Bulletin Board under the stock symbol of ZAPZ. Also on this date ZAP's Reorganization Plan provided for a reverse stock split.

  (3) ZAP received $500,000 in financing from Daka Development. On June 17, 2002, Daka granted ZAP a $500,000 loan for inventory financing of Daka's items. On September 17, 2002, Daka exercised its option to convert the entire amount of the note to ZAP common stock.

  (4) Signed a Strategic Alliance Agreement with Moller Skycars to explore possibilities for the production of the Skycar and other technologies that meet the two companies' goals. Moller is a research and development firm working on technologies in the field of aeronautics. They are the developer of the Skycar, a four-person Vertical Takeoff and Landing Aircraft currently undergoing initial flight testing.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:


                                                                 Quarter end September 30,         Nine months ended September 30,
                                                                   2002             2001                 2002             2001
                                                                   ----             ----                 ----             ----
Statements of Income Data:
--------------------------
          Net sales                                                100%           100.0%                 100%           100.0%
          Cost of sales                                          (85.5)          (243.8)               (81.0)          (125.9)
          Gross profit (loss)                                     14.5           (143.8)                19.0            (25.9)
          Operating expenses                                      39.4            220.3                 73.8            132.1
          Loss from operations before reorganization items
          and extraordinary gain                                 (24.9)          (364.2)               (54.8)          (158.0)
          Other income (loss)                                      --              (4.1)                  .5               .1
          Net loss before reorganization items
          and extraordinary gains                                (24.9)          (368.3)               (54.3)          (157.9)
          Reorganization items-professional fees, etc.             --               --                   6.7              --
          Net loss before extraordinary gain                     (24.9)          (368.3)               (61.0)          (157.9)

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

Note: The results for the quarter include the newly acquired companies of RAP Group Inc., and Voltage Vehicles as of July 1, 2002. Since Voltage Vehicles is still in the development stage the majority of the results of the combined ZAP are affected by RAP.

NET SALES for the quarter ended September 30, 2002, were $2,044,000 for the combined ZAP compared to $678,000 in the prior year. The sales for the quarter for RAP were $1,462,000. Pre-merger ZAP's sales were $ 582,000 compared to $678,000 in the prior year. Sales were less in all areas due to the overall poor world-wide economy.

GROSS PROFIT increased from a loss of $975,000 in 2001 to a profit of $297,000 in 2002. RAP's portion of the 2002 amount was $216,000. Pre-merger ZAP increased from a loss of $975,000 to gross profit of $81,000 due to product mix and fewer sales to liquidators, which were done last year at little or no margin to move product.

SELLING AND MARKETING expenses in the quarter ended September 30, 2002 were $216,000 as compared to $203,000 for the quarter ended September 30, 2001. Included in the 2002 amount were RAP expenses of $124,000. Pre-merger ZAP decreased from $203,000 to $92,000 .As a percentage of sales, selling and marketing expenses for pre-merger ZAP decreased from 30% to 16% of net sales. The primary reason for the decrease was less spending in all areas of sales and marketing together with significantly less personnel.

GENERAL AND ADMINISTRATIVE expenses for the quarter ended September 30, 2002 were $590,000 as compared to $1.2 million for the quarter ended September 30, 2001. RAP's portion of the expenses were $200,000. Pre-merger ZAP decreased from $1.2 million to $390,000. This is a decrease of $810,000 or 68%. The dollar decrease in amount of expenses was due to less salaries and benefits, fewer professional fees, no amortization of goodwill in accordance with new accounting guidelines, and spending cutbacks.

RESEARCH AND DEVELOPMENT EXPENSES decreased $110,000 to none in the 3rd quarter of 2002 as compared to the 3rd quarter of 2001. Since ZAP has transitioned from manufacturing to a sales marketing organization, no R&D expenses have been incurred in the quarter.

INTEREST INCOME (EXPENSE) decreased from expense of $26,000 in 2001 to $3,000 in 2002. The decrease was due to less interest bearing debt.

OTHER INCOME (EXPENSE) increased to $3,000 from an expense of $2,000 as the result of less small miscellaneous items.

REORGANIZATION ITEMS- The minor decrease in reorganization items was primarily due to the settlement for less professional fees incurred for the reorganization.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Note: The results for the nine months include one quarter's activity for the newly acquired companies of RAP Group Inc., and Voltage Vehicles as of July 1, 2002. Since Voltage Vehicles is still in the development stage the majority of the results of the combined ZAP are affected by RAP.

NET SALES for the nine months ended September 30, 2002 were $2.8 million compared with $3.6 million in the nine months ended September 30, 2001. RAP's net sales for the period accounted for $1.5 million. The net sales for pre-merger ZAP were $1.3 million versus $3.6 million. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy. The Company's filing of bankruptcy in March also adversely affected sales volume.

GROSS PROFIT dollars increased from a $940,000 loss to a profit of $537,000 in the first nine months of 2002. The RAP Group accounted for $216,000. Pre-merger ZAP increased from a $940,000 loss to profit of $321,000. The primary reasons for the increase were product mix and fewer sales to liquidators at low profit.

SELLING expenses for the nine months ended September 30, 2002 were $349,000 as compared to $935,000 for the nine months ended September 30, 2001. RAP's expenses were $124,000. Pre-merger ZAP was $225,000 versus $935,000. This was a decrease of $710,000 or 76% from 2001 to 2002. As a percentage of sales, selling expenses decreased from 26% of sales to 12% of sales. The decrease was primarily due to fewer salaries and commissions for sales personnel, and less marketing and promotion expenses.

GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2002 were $1.7 million as compared to $3.4 million in 2001. RAP's portion of the expenses were $200,000. For pre-merger ZAP the expenses decreased from $3.4 million to $1.5 million. This is a decrease of $1.9 million or 56% from 2001. Expenses were less in all categories of spending due to fewer employees and facilities. The Company's expenses were significantly less in legal and consulting costs.

RESEARCH AND DEVELOPMENT expenses decreased $470,000 to $30,000 or 94% from the first nine months of 2002 as compared to the first nine months of 2001. All of the expenses were for ZAP pre-merger. As a percentage of net sales, research and development decreased to 2% of sales in the first nine months of 2002 as compared to 13% of sales in the first nine months of 2001. Since ZAP has transitioned from manufacturing to a sales marketing organization, R&D expenses have decreased.

INTEREST INCOME (expense) Interest expense net, increased $20,000 in the first nine months of 2002 as compared to the first nine months of 2001 due less investment income which offsets interest expense.

OTHER EXPENSE increased from an expense of $5,000 to income of $28,000 for the first nine months of 2002 to the first nine months of 2001. The increase was primarily due to fees received from two government grants.

LIQUIDITY AND CAPITAL RESOURCES
In the first nine months of 2002 net cash used by the Company for operating activities was $996,000. In the first nine months of 2001, the Company used cash for operations of $2.6 million. Cash used in the first nine months of 2002 was comprised of the net loss before reorganization items and the extraordinary gain incurred for the period of $2.5 million offset by net non-cash expenses of $1.5 million and the net change in operating assets and liabilities resulting in providing cash of $44,000. Cash used in operations in the first nine months of 2001 was comprised of the net loss incurred for the first nine months of $5.7 million, offset by net non-cash expenses of $771,000, and the net change in operating assets and liabilities resulting in a further use of cash of $2.3 million.

Investing activities provided cash of $96,000 and used cash of $133,000 in the first nine months of 2002 and 2001, respectively for the purchase of equipment and patents and acquisition of RAP and Voltage Vehicles.

Financing activities provided cash of $501,000 and of $49,000 during the first nine months ended September 30, 2002 and 2001, respectively.

The Company received a significant increase to liquidity through the Plan of Reorganization where approximately $3 million in long-term debt due to Ridgewood ZAP, LLC was converted to common stock. Thus in accordance with the conversion formula specified in the plan, Ridgewood received approximately 975,000 of common stock in the Reorganized ZAP. This transaction also resulted in the Company recognizing an extraordinary gain of approximately $2.9 million.

At September 30, 2002 the Company had cash of $443,000 compared to $348,000 at September 30, 2001. At September 30, 2002, the Company had working capital of $2.7 million, as compared to working capital of $1.6 million at September 30, 2001. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

In conjunction with the distribution agreement signed with Daka Development on June 17, 2002 to market, sell and distribute their products in North America, ZAP signed a secured convertible promissory note for up to $500,000 to finance the inventory purchases. The terms of the note require interest at the rate of 6% per annum. The note matured on September 17, 2002. Daka exercised its right to convert to equity and received approx 1.1 million shares of common stock which was approximately 15% of the shares outstanding of the Company on the maturity date. Daka also has the right to purchase one warrant in series B, C, and D for each common share that Daka receives. The Company was granted authority to issue the $500,000 convertible debenture through the Approved Plan of Reorganization.

On July 1, 2002, ZAP completed its acquisition of Voltage Vehicles ("VV") and RAP Group, Inc. ("RAP") pursuant to ZAP's Second Amended Plan of Reorganization that was approved by the United States Bankruptcy Court (the "Court"), Northern District of California (Santa Rosa Division) on June 20, 2002. In exchange for all of the outstanding shares of the businesses, ZAP issued 4,500,000 (post split) 500,000 to VV and 4,000,000 to RAP. The equity shareholders of VV and RAP will also receive one Warrant in Series B,C,D and K to purchase common stock in ZAP for each share issued to Voltage Vehicles and RAP Group, Inc.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by shareholders of Advanced Wireless Systems ,Inc., . The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind both acquisitions and have alleged monetary damages in an amount not specified in their complaint. The lawsuit is still in the discovery stages and management feels that they will prevail.

Item 2. Changes in Securities

        A reverse common stock occurred on July 1, 2002.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 26, 2002, the following proposals were requested and approved as follows:

        -To elect five Directors, Louis Auletta, Michael G. Coder, Lawrence W.
         Mc Laughlin, Steven Schneider and Gary Starr , nominated to serve until the next annual meeting and until their respective successors are elected and qualified.

             For:    6,386,624    Against:   4,216     Abstain:   200

        -To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company's independent public accountant.

             For:   6,389,179     Against :  1,201     Abstain  : 660


        -To authorize Voltage vehicles, a wholly owned subsidiary of ZAP to make an offer to acquire Ford's Think electric vehicle assets.

             For:   6,391,040     Against:   None      Abstain:  None

Item 5.     Other Information

            There were no major financial contracts signed during the period.


Item 6.     Exhibits and Reports on Form 8-K

       The Company filed the following Form 8-K's during the period:

               -July 12, 2002, the Company filed a Form 8-K to report that on June 20, 2002, the United States Bankruptcy Court, Northern District of California confirmed ZAP's Plan of Reorganization, which cleared the way for the Company to emerge immediately from bankruptcy. It was also announced, that ZAP completed it's acquisition of Voltage Vehicles and RAP Group, Inc. on July 1, 2002 which was pursuant to ZAP's Second Amended Plan of Reorganization that was approved by the bankruptcy court on June 20, 2002. Note, the Approved Plan of Reorganization was attached as an exhibit to the Form 8-K.

               - September 10, 2002 the Company filed a Form -8-K/A to provide financial information for RAP Group Inc. and Voltage Vehicles acquired by ZAP as indicated above.

               - The Company filed its proxy materials and subsequent revisions for the Annual Meeting held on October 26, 2002. The Forms DEF 14A and DEFRA 14A were filed on September 20 and October 21, 2002 Respectively.

               -On October 30, 2002 the Company filed a Form 8K to announce the election of Steven M. Schneider as the new CEO and Gary Starr as the Chairman of the Board of Directors.

Exhibits

Exhibit No.                        Description
-----------                        -----------

  99.1      Chief Executive Officer's Certification Pursuant to 18 U.S.C.
            Section 1350 as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  99.2      Chief Financial Officer's Certification Pursuant to 18 U.S.C.
            Section 1350 as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.






                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ZAP
                    ------------
                    (Registrant)

Signature                                  Title                   Date
---------                                  -----                   ----


/s/   Steven M. Schneider              Director / CEO        November 12, 2002
      -----------------------------


/s/   William  Hartman                 CFO                   November 12, 2002
      -----------------------------