Form 10KSB
period 2002-12-31
ZAP
filed 2003-03-31
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                   For the fiscal year ended December 31, 2002

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

                                117 MORRIS STREET
                              SEBASTOPOL, CA 95472
                                 (707) 824-4150
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,413,000

The aggregate market value of the Company's voting common stock held by non-affiliates as of March 28, 2003, based on the average Bid and Ask price on that date was $20,790,890.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,327,493 shares of common stock as of March 28, 2003.
================================================================================

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

On June 20, 2002, the U.S. Bankruptcy Court confirmed ZAP's Second Amended Plan of Reorganization (the "Plan"), which allowed the Company to emerge from Chapter 11 proceedings.

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

The Company's business strategy has been to develop, acquire and commercialize advanced transportation including electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2002, the Company continued to enhance and broaden its electric vehicle product line. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the electrical vehicle industry and strategic alliances with certain manufacturers, distributors and sales organizations.


B.   BUSINESS OF ISSUER

The Company's business goal is to become the largest and most complete distribution portal for advanced transportation and electric vehicles. In 2002, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

PRODUCT SUMMARY- ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors.

ELECTRIC VEHICLE RENTAL PROGRAM- ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles throughout California. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

ACQUISITION OF NEW BUSINESSES-The Company completed its acquisition of Voltage Vehicles and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. While Voltage Vehicles, which began, business in February 2001, is a relatively new enterprise. As noted in ZAP's approved Plan of Reorganization, the mergers are expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Since the acquisition ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products. The merger will also enable ZAP to immediately cut overhead and other costs, and increase revenues. These Companies became wholly owned subsidiaries of ZAP through the purchase from the equity Shareholders of Voltage Vehicles and RAP Group, Inc. all of the shares of these businesses in exchange for 4,500,000 (post-split) 500,000 to Voltage Vehicles and 4,000,000 to RAP Group, Inc. The equity shareholders' will also receive one Warrant in Series B, C, D and K to purchase common stock in the Reorganized ZAP for each common share issued to Voltage Vehicles and RAP Group, Inc. In connection with the acquisition of Rap and VV the company recorded goodwill or the excess of the purchase price over the net assets acquired of approximately $800,000. The Goodwill recorded is primarily for RAP and Voltage Vehicles and is based upon an independent appraisal of the fair value of the tangible and intangible assets acquired in order to record and allocate the purchase price in accordance with Financial Accounting Standards Board 141, " Business Combinations".

ZAP and certain of its Directors have been named as a co-defendant in a lawsuit with respect to the acquisitions of both the RAP Group, Inc. and Voltage Vehicles. See further description in Part I - Item 3 - Legal Proceedings.

ENVIRONMENTAL INITIATIVES AND LEGISLATION

Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Qualified electric vehicles are entitled to a 10% federal tax credit. Several states have also adopted legislation that sets mandates for the introduction of electric vehicles. However, there is strong political opposition to this mandate. Foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As ZAP commercializes new transportation technology, it has been required to expend Company resources in educating legislators of the benefits of these vehicles. In November 2002, President Bush signed into law legislation, which transfers regulation of electric bikes from the National Highway Traffic Safety Administration to the Consumer Product Safety Commission. This effectively changes the regulating standards from motor vehicles to consumer standards such as bicycles.

Although many government agencies are concerned about rising global air pollution, it is expected that the Company will need to continue to expend considerable resources in the future in the governmental process, and there cannot be assurance that the current favorable governmental climate for these zero emission vehicles will remain in the future.

RESEARCH AND PRODUCT DEVELOPMENT

The nature of the Company's business has required and will continue to require expenditures for research and product development. The development and introduction of new products are essential to establishing and maintaining our competitive advantage. The Company has primarily become a marketer and distributor of products and is only involved in the manufacturing of the ZAPPY Scooters and Powerbikes.

The Company's existing product line, which includes new and planned introductions, is as follows:

ZAP LIGHT UTILITY VEHICLE (LUV) -This vehicle is a new kind of automobile called a Neighborhood Electric Vehicle (NEV). A new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design that comes from Italy. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's Best of the Consumer Electronic Show held in Las Vegas in January 2003.

NEW LITHIUM-ION BATTERY- The Company announced the introduction of a new battery technology for electric cars, which has a lithium-ion chemistry with the potential to greatly increase the performance of today's conventional electric vehicle batteries. The energy density of the lithium -ion battery has a 4-1 ratio compared to lead-acid batteries, meaning it could extend the range of today's electric car from 60 to 240 miles per charge. At present the Company is conducting further testing on the battery.

ZAPPY(R)- This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. Its patented design includes a unique folding mechanism and proprietary circuitry, which increases the efficiency and range of the vehicle. In the fourth quarter last year, we introduced a new 2002 ZAPPY(R) Scooter which offered significant upgrades over the previous design from its performance and construction to its look.

ZAPPY TURBO(TM) - The new ZAPPY TURBO is an improved version of the Company's ZAPPY folding electric scooter. The ZAPPY TURBO's new electric propulsion system offers improved acceleration and hill climbing, and has a "hi-performance" mode that allows the scooter to reach speeds of 19.5 MPH. We started shipping this item in March of 2002.

SEA-DOO(R) SEASCOOTER(TM) -The Sea-Doo SeaScooter (TM) is a revolutionary affordable underwater propulsion device designed to pull swimmers and snorkelers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

ZAPLIGHT-This product is a perpetual flashlight that has no need for batteries or bulbs. With just 30 seconds of shaking the Faraday flashlight can generate enough power for up to five minutes of light.

ZAP VIENTO MOTORBIKE-The Viento is a two seater electric moped-class motorbike. It has a top speed of up to 30 MPH and a range up to 50 miles per charge. The Viento also has new technology like belt-driven transmission and a GPS -controlled navigation system.

POWERBIKE(R) - The Powerbike is primarily a mountain bike with a new and improved electric motor attached. It was designed to appeal to the low cost mass merchant.

OTHER ELECTRIC VEHICLES- Commercial road and highway. Under various distribution agreements, the Company has the rights to a wide spectrum of personal and industrial electric vehicles.

MICROPROCESSOR DRIVE CONTROLLERS- The Company is working to develop a series of low cost proprietary motor controller microprocessors for all of its electric vehicles, which is believed to increase efficiency and lower costs of operation.

Company funded research and development expense charged to operations in fiscal years 2002 and 2001 was $30,000 and $500,000 respectively. The Company believes that it is moving into the commercialized phase of its electric vehicles.


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

ZAP also holds several trademarks: the trademark ZAP(R)was assigned to the Company on September 23, 1994, (Reg. No. 1,794,866); the ELECTRICRUIZER(R)mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R)mark was registered on March 21, 2000 (Reg No. 2,330,894); the POWERBIKE(R)mark was registered on June 1, 1999 trademark ZAPWORLD.COM(R)was registered on July 25, 2000 (Reg.No. 2,371,240); the trademark ZAP Electric Vehicle Outlet(R)was registered on March 28, 2000 ( Reg. No. 2,335,090) and the mark Zero Air Pollution(R)was registered on February 28, 2000 (Reg No. 2,320,346).

The Company also acquired two patents as the result of the emPower acquisition in December 1999. One patent was for the powered roller skates (Patent #6,059,062) and another for the powered skateboard (Patent #6,050,357). The Company acquired all of the assets of Electric Vehicles Systems Inc, including the PowerSki(R), trademark (registration #2,224,640) and two U.S. Patents, (Patent #5,735,361) and (Patent #5,913,373). The Company also has a patent for the Powered Scooter (Patent #115,434). With the purchase of Aquatic Propulsion Technology Inc., on July 1, 2000, the Company acquired the following five patents: submersible marine vessel issued June 13, 1995 (Patent #5,423,278), personal submersible marine vehicle issued June 3, 1997 (Patent # 5,634,423), submersible marine vessel issued on April 19, 1994 (Patent # 5,303,666) scuba scooter issued on May 31, 1994 (Patent Des 347,418), and scuba scooter issued June 6, 1995 (Patent Des 359,022) and submersible marine vehicle issued February 19, 2002 (Patent # US D453,726 S). The Company also has several copyright registrations for various advertisements that it uses to promote its products.

BACKLOG

The Company has a $2.1 million backlog of orders and purchase contracts in hand for various products and electric vehicles as of March 28, 2003. The Company expects to fill its entire backlog within the current fiscal year.

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

There are also other manufacturers, both large and small, of personal electric vehicles. The principal competitive advantages of the Company are its ownership of fundamental technology, its trade name and its potential ability to be a low cost manufacturer through domestic and international connections, and its distribution network. In order to reduce costs the Company's production activities have been transferred to lower cost off shore outside contract manufacturers. This move also enables the Company to concentrate on its marketing and sales efforts. The Company also currently benefits from its high name recognition in the electric vehicle industry coupled with a rapidly developing business on its Internet website ZAPWORLD.COM. The Company offers one of the broadest lines of personal electric vehicles currently available. According to published reports, the Company believes it currently holds a leading electric vehicle market position in the United States.


EMPLOYEES

As of March 28, 2003, the Company had a total of 37 employees. This is an increase of 14 employees from 2002, which is primarily due to the acquisition of RAP Group and Voltage Vehicles on July 1, 2002. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the electric vehicle industry. The loss of services of any of its officers or key employees, or its inability to hire and retain a sufficient number of qualified employees, will harm the Company's business.

ITEM 2.    DESCRIPTION OF PROPERTY.

The chart below contains a summary of our principal facilities.

Location                       Use                                 Square Feet
--------                       ---                                 -----------
117 Morris Street              Office, Repairs, and R&D             8,200
6784 Sebastopol Avenue         Distribution Center                  9,800
3362 Fulton Road               Office, Auto Lot                    10,000
501 Fourth Street              Retail Store                         4,000

The first two buildings are located in Sebastopol, California, while the third and fourth are in Santa Rosa, California. The Company leases all of these facilities. All of the leases are term leases and none include options to purchase. The Company's property consists primarily of repair and prototyping equipment and office computer systems. It is management's opinion that the Company's insurance policies cover all insurance requirements of the landlords. The Company owns the basic tools, machinery and equipment necessary for the conduct of its repairs, research and development, and vehicle prototyping activities. During 2001, the Company closed five rental locations as a cost savings measure. Management believes that the above facilities are generally adequate for present operations. On March 25, 2003, the Company purchased a three-story office building in downtown Santa Rosa, California at 300 B Street with approximately 20,000 square feet of space. The new facility will be the corporate headquarters of ZAP and has space for a retail Company store. The Company is planning to move from its Morris Street location in April 2003. See subsequent event Note: Q to the financial statements.


ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by shareholders of Advanced Wireless Systems, Inc. The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind both acquisitions and have alleged monetary damages in an amount not specified in their complaint. The plaintiff has requested that the lawsuit be dismissed. A motion will be filed in April 2003 to dismiss the action.

The Company recently became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings did result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of sale vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, and the dealership into a wholesale distributor for its electric cars.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ. According to the OTC Bulletin Board, the symbol change is to indicate that ZAP is no longer in Chapter 11 Reorganization, and that the stock has undergone a reverse split effective July 1, 2002. ZAP's common stock of 6,693,643 shares was converted to 2,231,214 shares of common stock in the Reorganized ZAP, which was then reversed split on a 2:1 basis. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stockholder held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual received one share of common stock in the Reorganized ZAP. The resulting shares of common stock after the split were 1,115,607. All shares and per share data have been restated to reflect the stock splits. The Common Shareholders' also received one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant

As of March 28, 2003, there were 13,327,493 shares of Common Stock outstanding held by 2,003 shareholders (not including those held in street names). The following table sets forth the high and low prices of the Common Stock as reported on the NASDQ Small Cap Stock exchange for 2001 through May 14, 2002 and from OTC Bulletin Board through March 28,2003.

                        2003                 2002                 2001
                    High     Low         High     Low         High     Low
                  (through
                 3/28/2003)
                   -----    -----       -----    -----       -----    -----
First Quarter      $2.59    $1.25       $0.33    $0.09(1)    $3.06    $1.12
Second Quarter      --       --          0.21     0.01        2.55     0.90
Third Quarter       --       --          1.98     0.30(2)     1.75     0.51
Fourth Quarter      --       --          1.80     1.09        0.43     0.17


(1) During this quarter, the stock was briefly halted from trading on NASDAQ as the result of ZAP's filing for Chapter 11 Bankruptcy protection

(2)  Reflects a 6:1 reverse stock split on July 1, 2002.


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

On June 28, 2002, pursuant to an exemption under Section 4(2) of the Act, the company issued 110,000 shares of common stock to outside consultants. On July 1, 2002, pursuant to an exemption under Section 4(2) of the Act and in connection with the acquisition of the RAP Group, Inc and Voltage Vehicles the Company issued 4 million and 500,000 shares of common stock, respectively to the shareholders of the RAP Group, Inc and Voltage Vehicles.

On July 5, 2002, pursuant to an exemption under Section 4(2) of the Act, the company granted options to purchase 1.5 million shares of common stock to employees. At the same time, the Company granted options to purchase 200,000 shares of common stock to outside consultants.

On August 15, 2002, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002, the Company issued 630,000shares of common stock to the preferred shareholders for conversion of their shares into common stock.

On August 16, 2002, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 pursuant to an exemption under Section 4(2) of the Act, the Company issued 74,286 shares of common stock to an individual for the purchase of equipment.

On August 30, 2002, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002
The Company issued 262,780 shares of common stock to unsecured creditors that elected to receive equity rather than cash.

On September 17, 2002, pursuant to an exemption under Section 4(2) of the Act, the Company issued 1,225,719 shares to Daka Development Ltd for the conversion of their note payable to equity. On the same date 37,500 options to purchase common stock were granted to employees.

On September 18, 2002, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 the Company issued 50,000 shares of common stock for legal services during ZAP's reorganization. Also on the same date 4,037 shares of common stock were issued to unsecured creditors that elected to receive equity under The Amended and Confirmed Plan of Reorganization. In addition, pursuant to an exemption under Section 4(2) of the Act, the company issued 71,000 shares to individuals who constructed leasehold improvements at the RAP Group, Inc.

On October 14, 2002, pursuant to an exemption under Section 4(2) of the Act, the Company issued 15,750 shares of common stock in lieu of rent payments to one of ZAP's landlords.

On October 26 and 31, and November 5, 2002, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002, the Company issued 32,529 shares of common stock for conversion of warrants into stock.

On December 31, 2002, pursuant to an exemption under Section 4(2) of the Act, the Company issued 2,841,176 of common stock for collateral on a working capital loan. Since the lender did not perform on funding, these shares will be returned to the Company in early April 2003.


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

Our company, ZAP, was incorporated in California in 1994 under the name "ZAP Power Systems." We design, assemble, manufacture and distribute electric vehicles, including electric scooters, electric bicycle power kits, electric bicycles, electric motorcycles, electric wheelchairs, and electric water scooters, and other personal electric and non-electric transportation vehicles.

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

The Company's overall goal is to dominate the personal electric vehicle industry market. The Company's primary growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through mass retail organizations and wholesale distributors both domestically and overseas, by setting up retail outlet stores that specialize in electric vehicle transportation as well as franchise stores to assist in the retail arena. Through the acquisition of RAP Group, Inc., the Company has a proof of concept and showcase successful retailer of electric vehicles. Strategic alliances with leaders in the industry are also of equal importance, and these alliances will be broadened throughout the coming year. The Company intends to function as a sales and marketing organization with any manufacturing of its products done by overeas contract manufacturers. Product improvements, new product introductions, and the expansion of the ZAP electric outlet network will continue to enlarge ZAP's presence in the electric vehicle industry. Furthermore through the acquisitions and mergers with RAP Group, Inc. and Voltage Vehicles, the Company will be able to drastically cut overhead by combining resources, and management.

SUMMARY COMMENTS REGARDING RESULTS FOR 2002. Our overall performance for the year ended December 31, 2002 was adversely affected by the following key factors: the Company experienced a drastic decline in orders of its products ZAP attributes this to the current world-wide economic situation. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy. The Company's filing of Chapter 11 Reorganization in March also adversely affected sales volume.

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2002

The Company completed the following transactions, acquisitions and strategic alliances during the period of this report:

A subsidiary of ZAP, Voltage Vehicles, signed an exclusive agreement with a European-based group of companies involved in the design and manufacturing of electric automobiles. The group started production on several different types of light electric utility vehicles for urban transportation and commercial use, including a 25 MPH neighborhood Electric car that is now available. The ZAP LIGHT UTILITY VEHICLE (LUV)(TM) is a new kind of automobile called a Neighborhood Electric Vehicle (NEV). This new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design that comes from Italy. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's best of the Consumer Electronic Show held in Las Vegas in January 2003. ZAP is working to launch a ZAP "L.U.V.-Line" of electric automobiles, which includes freeway-capable vehicles as well as vans, pickups and tractors.

The Company introduced a new Lithium-Ion Battery that could greatly increase the range of electric cars. The battery could extend the range of today's electric car from 60 miles to 240 miles per charge. ZAP sees these batteries as the potential battery solution for the industry. While many experts point to hydrogen cells as a clean way to power automobiles that technology requires an infrastructure while batteries can be recharged by plugging into any normal electrical outlet.

The Company signed an exclusive distribution agreement with The Electric Cycle Company for the ZAP Viento motorbike to sell to auto dealers The Viento is a two seater electric moped-class motorbike. It has a top speed of up to 30 MPH and a range up to 50 miles per charge. The Viento also has new technology like belt-driven transmission and a GPS -controlled navigation system.

On March 25, 2003, the Company purchased a three-story office building in downtown Santa Rosa, California at 300 B Street with approximately 20,000 square feet of space. The new facility will be the corporate headquarters of ZAP and has space for a retail Company store. The Company is planning to move from its Morris Street location in April 2003. See subsequent event Note: Q to the financial statements.

The Company entered into an agreement in March 2003 with an investment banker to provide additional working capital funds. An initial $300,000 is scheduled to be funded to the Company in early April 2003.

The Company has also reached an agreement in principle with another investment banker in late March 2003 to provide ZAP with $1 million in funds to purchase inventory plus $250,000 for working capital.

On July 1, 2002, ZAP completed its acquisition of Voltage Vehicles and RAP Group, Inc. pursuant to ZAP's Second Amended Plan of Reorganization, see previous discussion -Acquisition of New Businesses.

On June 20, 2002, The United States Bankruptcy Court entered an order ("Confirmation Order") approving the Debtor's Second Amended Plan of Reorganization (the "Plan"). Which cleared the way for ZAP to emerge immediately from bankruptcy The Company had previously filed a voluntary petition for relief under Chapter 11 (the "Chapter 11 Filing") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") on March 1, 2002.

In 2002, ZAP signed an exclusive agreement with Daka Development Ltd, for the design, manufacturing and marketing of a full line of advanced transportation and alternative energy products. On June 17, 2002, Daka granted ZAP a $500,000 loan for inventory financing of Daka's items. On September 17, 2002, Daka exercised its option to convert the entire amount of the note to ZAP common stock. Daka is supplying the Company with SEA-DOO(R) SEASCOOTER(TM) and the Faraday Star Flashlight. In March of 2003, Daka has provided the Company with approximately $650,000 of additional inventory financing for future shipments. The terms of the agreement are 50% cash and the other 50% in ZAP's common stock.

In March, ZAP announced the first shipments of a new electric scooter called the ZAPPY(R) Turbo. The new ZAPPY(R) Turbo includes several upgrades, including a "turbo" performance mode that powers it to speeds of up to 18 MPH. The new scooter is similar to the classic design but has incorporated innovations in power-control electronics to respond to the increasing demand for hi-performance, portable transportation.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Note: The results for 2002 include two quarter's activity for the newly acquired companies of RAP Group Inc., and Voltage Vehicles as of July 1, 2002. Since Voltage Vehicles is still in the development stage the majority of the results of the combined ZAP are affected by RAP.

NET SALES for the year ended December 31, 2002 were $4.4 million compared with $5 million in the prior year. RAP's net sales for the period accounted for $2.6 million. The net sales for ZAP were $1.8 million versus $4.9 million. The decrease in sales is primarily attributable to less sales and greater sales returns from customers due to the poor worldwide economy. The Company's filing of bankruptcy in March also adversely affected sales volume.

GROSS PROFIT dollars increased from an $852,000 loss to a profit of $254,000 for the year-ended 2002. The RAP Group accounted for $125,000. ZAP increased from an $852,000 loss to profit of $129,000. The primary reasons for the increase were product mix and fewer sales to liquidators at a low profit.

SELLING expenses in 2002 were $541,000 as compared to $1,098,000 in 2001. RAP's expenses were $192,000. ZAP was $349,000 versus $1,098,000. This was a decrease of $749,000 or 68% from 2001 to 2002. As a percentage of sales, selling expenses decreased from 22% of sales to 12% of sales. The decrease was primarily due to fewer salaries and commissions for sales personnel, and less marketing and promotion expenses.

GENERAL AND ADMINISTRATIVE expenses for 2002 were $2.3 million as compared to $4.1 million in 2001. RAP's portion of the expenses was $274,000. For ZAP the expenses decreased from $4.1 million to $2 million. This is a decrease of $2.1 million or 51% from 2001. Expenses were less in all categories of spending due to fewer employees and facilities. The Company's expenses were significantly less in legal and consulting costs.

RESEARCH AND DEVELOPMENT expenses decreased $470,000 to $30,000 or 94% for 2002. All of the expenses were for ZAP. As a percentage of net sales, research and development decreased to 1% of sales in 2002 as compared to 10% of sales in 2001. Since ZAP has transitioned from manufacturing to a sales marketing organization, R&D expenses have decreased.

IMPAIRMENT OF INTANGIBLES was $50,000 in 2002 versus $2.6 million in 2001. The decrease was due to less Valuation issues in the current year. In 2001, the intangibles resulting from many of the prior years acquisitions were significantly reduced.

INTEREST INCOME (EXPENSE) Interest expense net, decreased $1,000 in 2002 as compared to 2001 due to less investment income which offsets interest expense.

OTHER INCOME (EXPENSE) increased from an expense of $44,000 to an income of $39,000 for the year-ended 2002 as compared to 2001. The increase was due to receipt of funds from two government grants from projects completed in the year.

REORGANIZATION expenses in 2002 represent primarily the professional fees for ZAP's 2002 reorganization.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales for the year ended December 31, 2001 were $5 million compared to $12.4 million in the prior year, a decrease of $7.4 million or 60%. Due to multiple intellectual property rights violations by off- shore manufacturers, sales dropped due to low cost "knock offs". The poor worldwide economy has negatively affected our sales volume for both domestic and foreign distributors. Sales prices were also pressured downward by liquidation sales (at 50% to 75% of their costs) to one of the Company's largest competitors who have discontinued business. Internet sales were $526,000 and $602,000 in 2001 and 2000 respectively. This represented a 13 % decrease for 2001. A total of $957,000 in products was sold to one customer during the year ended December 31, 2001, representing 18% of sales. In the year ended December 31, 2000, $1.1 million, or 9 % of net sales, was sold to one customer. Due to their financial difficulties, this customer is no longer buying products from us.

GROSS PROFIT. Gross profit decreased as a percentage of net sales from 37% in 2000 to a gross loss of 17 % in 2001. The decline in the gross margin percentage resulted from lower sales prices, which were reduced to move product. Also the inventory carrying value was adjusted to reflect lower realization values for certain items.

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

IMPAIRMENT OF INTANGIBLES The major factor contributing to the expense of $2.6 million was the write-off of certain goodwill, trademarks and patents. In accordance with generally accepted accounting principles, that requires a review all of intangible items like goodwill and patents for impairment, the Company conducted an extensive valuation at year-end 2001. Thus, the current carrying value of certain items were adjusted to reflect a lower recoverability of future cash generation from those patents and goodwill.

OTHER INCOME (EXPENSE) decreased $313,000 from income of $269,000 in 2000 to an expense of $44,000 in 2001. This decrease can be attributed to less interest income on investments due to lower outstanding bank balances. Also the Company received a $67,000 grant during 2000 from a state agency for a Neighborhood Electric Vehicle demonstration in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $ 307,000 and $2.4 million during the years ended December 31, 2002 and 2001 respectively. Cash used in operations in 2002 was the result of the net loss incurred for the year of $2.8 million, offset by net non-cash income of $492,000 and the net change in operating assets and liabilities resulting in a cash increase of $1.8 million Cash used in operations in 2001 was the result of the net loss incurred for the year of $9.2 million, which was offset by net non-cash expenses of $3.4 million, and the net change in assets and liabilities resulting in a further use of cash of $3.4 million.

Investing activities used cash of $204,000 during the year ended 2002. Investing activities used cash for the purchase of fixed assets. In the year ended December 31, 2001, investing activities used cash of $242,000, which was also for the purchase of fixed assets.

Financing activities provided cash of $19,000 for the year ended December 31, 2002 and used cash of $55,000 during the year ended December 31, 2001. For 2001, cash was provided by the extinguishments of notes due from shareholders.

In 2001, the Company accrued a stock dividend for the Preferred Stock at the rate of 6% per annum. The dividend was payable in common stock or cash at the discretion of the Company on June 30 or when the preferred stock is converted into common shares. However as a result of ZAP's Second Amended Plan of Reorganization of June 20, 2002,all of the preferred stock with accrued dividends was converted into common stock.

At December 31, 2002 the Company had cash of $ 350,000 as compared to $842,000 at December 31, 2001. The Company's working capital (deficit) at December 31, 2002 was $1,554,000 compared to ($134,000) at December 31, 2001. The decrease in cash and working capital is primarily due to funding of ongoing corporate operations.

In ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002, the Company was authorized to issue 10 million each of Series A, B, C, D and K, warrants for a total of 50 million. Each warrant can be converted into one Share of ZAP common stock. They range in exercise price from $1.05 to $10.00 with a time period from 12 months To 36 months. As of March 28, 2003 there were a total of 35.5 million warrants issued.

The Company received a significant increase to liquidity through the Plan of Reorganization where approximately $3 million in long-term debt due to Ridgewood ZAP, LLC was converted to common stock. Thus in accordance with the conversion formula specified in the plan, Ridgewood received approximately 994,000 shares of common stock in the Reorganized ZAP. This transaction also resulted in the Company recognizing an extraordinary gain of approximately $2.9 million.

In conjunction with the distribution agreement signed with Daka Development on June 17, 2002 to market, sell and distribute their products in North America, ZAP signed a secured convertible promissory note for up to $500,000 to finance inventory purchases. The terms of the note require interest at the rate of 6% per annum. The note matured on September 17, 2002. Daka exercised its right to convert to equity and received approx 1.1 million shares of common stock, which was approximately 15% of the shares outstanding of the Company on the maturity date. Daka also has the right to purchase one warrant in series B, C, and D for each common share that Daka receives. The Company was granted authority to issue the $500,000 convertible debenture through the Approved Plan of Reorganization. In March of 2003, Daka has provided the Company with approx $650,000 of additional inventory financing for future shipments. Where the terms of the agreement are 50% cash and the other 50% in ZAP's common stock. As of March 28, 2003, ZAP has issued 216,667 shares of common stock and the cash payments will be made in accordance with the sales of the products by ZAP.

On March 25, 2003, the Company purchased a three-story office building in downtown Santa Rosa, California at 300 B Street with approximately 20,000 square feet of space. The new facility will be the corporate headquarters of ZAP and has space for a retail Company store. The Company is planning to move from its Morris Street location in April 2003. The purchase price consisted of a convertible promissory note for $2 Million and shares of ZAP common stock and warrants to purchase stock. See subsequent event Note: Q to the financial statements.

The Company entered into an agreement in March 2003 with an investment banker to provide additional working capital funds. An initial $300,000 is scheduled to be funded to the Company in early April 2003.

The Company has also reached an agreement in principle with another investment banker in late March 2003 to provide ZAP with $1 million in funds to purchase inventory plus $250,000 for working capital.

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

GOODWILL

Goodwill consists of the excess consideration paid over net assets acquired. Impairment of goodwill is evaluated whenever a triggering event is encountered. The impaired value is determined by reference to cash flows anticipated from estimated proceeds from selling the related technology and/or sales of products directly linked to the technology and assets that gave rise to the goodwill.

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

Risks Related to Our Business

Other risks include, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry will continue and our business may suffer if growth in the electric vehicle industry ceases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our Internet address. Our success is heavily dependent on protecting our intellectual property rights


ITEM 7.    FINANCIAL STATEMENTS


                                    CONTENTS


                                                                         Page



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................   F-1


FINANCIAL STATEMENTS

     Consolidated Balance Sheet........................................   F-2

     Consolidated Statements of Operations.............................   F-3

     Consolidated Statement of Shareholders' Equity....................   F-4

     Consolidated Statements of Cash Flows.............................   F-5

     Notes to Consolidated Financial Statements........................   F-6

To the Board of Directors
  and Shareholders of ZAP




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of ZAP and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of ZAP and its subsidiaries for the year ended December 31, 2001 were audited by other auditors whose report dated March 15, 2002 expressed an unqualified opinion with a going concern paragraph on those statements.



/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
March 28, 2003

                              ZAP AND SUBSIDIARIES
                              --------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                DECEMBER 31, 2002
                                -----------------
                        (In thousands, except share data)



                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                        $    350
  Accounts receivable, net of allowance of $1,484                       404
  Inventories                                                         1,599
  Prepaid expenses and other current assets                             154
                                                                   --------
     Total current assets                                             2,507

Property and equipment, net                                             474

Other assets:
  Patents and trademarks, net                                           254
  Goodwill, net                                                         851
  Deposits and other                                                     21
                                                                   --------
                                                                   $  4,107
                                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                                $    134
  Accounts payable                                                      498
  Accrued liabilities                                                   246
  Advances from related party                                            75
                                                                   --------
     Total current liabilities                                          953

Long-term debt, less current portion                                    142
                                                                   --------
     Total liabilities                                                1,095
                                                                   --------

Commitments and contingencies (Notes K, L & N)

Shareholders' equity:
  Preferred stock; 50 million shares authorized; no par value;
    no shares issued and outstanding                                     --
Common stock; 100 million shares authorized; no par value;
   8.99 million shares issued and outstanding                        20,889
Accumulated deficit                                                 (17,877)
                                                                   --------
     Total shareholders' equity                                       3,012
                                                                   --------
                                                                   $  4,107
                                                                   ========


          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                      (In thousands; except per share data)

                                                            Year ended December 31
                                                          --------------------------
                                                             2002            2001
                                                          ----------      ----------
Net sales                                                 $    4,413      $    4,998
Cost of goods sold                                             4,159           5,850
                                                          ----------      ----------
Gross profit (loss)                                              254            (852)
                                                          ----------      ----------

Operating expenses:
  Sales and marketing                                            541           1,098
  General and administrative                                   2,302           4,083
  Research and development                                        30             500
  Impairment write-off                                            50           2,610
                                                          ----------      ----------

Total operating expenses                                       2,923           8,291
                                                          ----------      ----------

Loss from operations                                          (2,669)         (9,143)
                                                          ----------      ----------

Other income (expense):
  Interest expense                                               (12)            (11)
  Other income (expense)                                          39             (44)
                                                          ----------      ----------
                                                                  27             (55)

Loss before reorganization fees,
 extraordinary gain and income taxes                          (2,642)         (9,198)

Reorganization fees                                             (170)             --
                                                          ----------      ----------

Loss before extraordinary gain and income taxes               (2,812)         (9,198)

Provision for income taxes                                         2               1
                                                          ----------      ----------

Loss before extraordinary gain                                (2,814)         (9,199)

Extraordinary gain                                             3,964              --
                                                          ----------      ----------

Net income (loss)                                         $    1,150      $   (9,199)
                                                          ==========      ==========

Loss per share before extraordinary gain:
  Basic                                                   $    (0.69)     $    (8.53)
  Diluted                                                 $    (0.69)     $    (8.53)

Earnings (loss) per share:
  Basic                                                   $     0.28      $    (8.53)
  Diluted                                                 $     0.17      $    (8.53)

Weighted average number of common shares outstanding:
  Basic                                                        4,051           1,079
  Diluted                                                      6,945           1,079

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                 (In thousands)

                                    Convertible preferred stock    Common stock                 Compensation Receivable
                                        -------------------    -------------------   Accumulated    and         from
                                         Shares     Amount      Shares     Amount      Deficit    Services  Shareholders    Total
                                        --------   --------    --------   --------    --------    --------    --------    --------
Balance at December 31, 2000                   4   $  1,812         969   $ 19,117    $ (9,664)   $    (42)   $   (218)   $ 11,005

Issuance of preferred stock
  Deemed dividend conversions                          (559)                                                                  (559)

Issuance of common stock:
  Employee stock purchase plan                                        1          4                                               4
  Repurchase of employee options                                      8         10                                              10
  Cancellation of employee notes                                    (36)      (218)                                218          --
  EMB acquisition                                                     1          9                                               9
  Repurchase of Ridgewood stock                                    (104)    (1,500)                                         (1,500)
  Preferred stock conversion                  (2)      (120)        264        679                                             559
  Amortization of unearned
    compensation                                                                                        42                      42
  Dividend declared on preferred stock                                                    (138)                               (138)

Net loss                                      --         --          --         --      (9,199)         --          --      (9,199)
                                        --------   --------    --------   --------    --------    --------    --------    --------

Balance at December 31, 2001                   2      1,133       1,103     18,101     (19,001)         --          --         233

Issuance of common stock:
  Employee stock purchase plan                                       12         14                                              14
  Repurchase of Ridgewood stock                                    (104)    (1,500)                                         (1,500)
  Reverse accrued dividends                                                    267         (26)                                241
  Preferred stock conversion                  (2)    (1,133)        630      1,133                                              --
  Ridgewood stock note conversion                                   995        199                                             199
  RAP and Voltage Vehicles acquisition                            4,500      1,580                                           1,580
  Stock issued for Daka note                                      1,176        500                                             500
  Conversion of unsecured creditor's
    debt to stock                                                   295        236                                             236
  Stock issued for profesional services
    and equipment                                                   351        325                                             325
  Stock purchased with warrants                                      32         34                                              34

Net income                                    --         --          --         --       1,150          --          --       1,150
                                        --------   --------    --------   --------    --------    --------    --------    --------
Balance at December 31, 2002                  --   $     --       8,990   $ 20,889    $(17,877)   $     --    $     --    $  3,012
                                        ========   ========    ========   ========    ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)


                                                               Year ended December 31
                                                               ----------------------
                                                                 2002          2001
                                                               --------      --------
Operating activities:
  Net income (loss)                                            $  1,150      $ (9,199)
  Items not requiring the current use of cash:
     Depreciation and amortization                                  260           685
     Loss on disposal of fixed asset                                 --            42
     Impairment of intangibles                                       50         2,610
     Gain on debt forgiveness                                    (3,964)           --
     Amortization of fair value of warrants                          --            42
     Stock issued for services                                      182            --
     Changes in other items affecting operations:
          Accounts receivable                                       903         1,027
          Inventories                                               875         1,495
          Prepaid expenses                                           36           506
          Other assets                                               83           (33)
          Accounts payable                                          238           421
          Accrued liabilities                                      (120)           --
                                                               --------      --------
          Cash used for operating activities                       (307)       (2,404)
                                                               --------      --------

Investing activities:
  Acquisition of property and equipment                            (204)         (242)
                                                               --------      --------
          Cash used for investing activities                       (204)         (242)
                                                               --------      --------

Financing activities:
  Issuance of common stock under employee purchase plan              14             4
  Exercise of warrants                                               34            --
  Payments on long-term debt                                        (29)          (59)
                                                               --------      --------
          Cash provided by (used for) financing activities           19           (55)
                                                               --------      --------

Decrease in cash and cash equivalents                              (492)       (2,701)

Cash and cash equivalents at beginning of year                      842         3,543
                                                               --------      --------
Cash and cash equivalents at end of year                       $    350      $    842
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                            ZAP AND ITS SUBSIDIARIES
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION AND OPERATIONS:

         ZAP ("The Company" or "ZAP"), formerly Zapworld.com, was incorporated in California in September, 1994. ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company has also established a rental program to rent neighborhood electric cars, primarily through agencies.

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

         On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On June 20, 2002, the Company emerged from Chapter 11 proceedings (see Note C).

         Acquisition of new businesses
         -----------------------------
         The Company completed an acquisition of Voltage Vehicles ("VV") and RAP Group, Inc. ("RAP") on July 1, 2002. VV and RAP became wholly owned subsidiaries of the Company through a purchase from the equity shareholders of Voltage Vehicles and RAP Group, Inc. all of the shares of VV and RAP in exchange for 4,500,000 (post-split) shares of the Company, as follows: 500,000 shares of the Company to the equity shareholders of VV and 4,000,000 shares to the shareholders of RAP. The equity shareholders of VV and RAP also received, for each common share of the Company issued to them, four warrants (one in Series B, Series C, Series D, and Series K) to purchase common stock in Reorganized ZAP.

In connection with its acquisition of RAP and VV, the Company recorded goodwill or the excess of the purchase price over the net assets acquired of approximately $525,000 and $276,000 for RAP and VV, respectively. The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired in order to record and allocate the purchase price in accordance with Financial Accounting Standards Board 141, "Business Combinations".

         ZAP and certain of its Directors have been named as co-defendants in a lawsuit with respect to the acquisition of VV and RAP (see Note N).

         VV is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. RAP owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. As a Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. RAP began business in 1996 and has been a profitable entity for the past few years with average annual sales in excess of $6 million. Voltage Vehicles, which began business in February, 2001, is a relatively new enterprise. As noted in ZAP's confirmed plan of reorganization (see Note C), the acquisition is expected to enhance ZAP's financial base by providing access to the services and relationships already established by VV and RAP. The move is expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. ZAP plans to step-up its role in building a national distribution network to support the contract manufacturers for its growing line of products.

         The results of operations of RAP and Voltage Vehicles are included in the accompanying financial statements from the date of acquisition, July 01, 2002. The following summarized unaudited pro forma financial information assumes the acquisition occurred on January 1 of each year:

                                                      ----------------------
                                                        2002          2001
                                                      --------      --------
         Net sales                                    $  8,397      $ 11,363
         Loss before extraordinary gain                 (2,627)       (9,148)
         Loss per share before extraordinary gain        (0.65)        (8.48)

         The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         Neighborhood electric vehicle rental program
         --------------------------------------------
         ZAP established ZAP Rentals in 2002 to rent neighborhood electric vehicles throughout California. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

         Basis of presentation
         ---------------------
         The Company's financial statements have been prepared on the going concern basis. Although the Company has losses from operations and negative cash flows from operating activities, management believes the Company will be able to raise sufficient working capital to fund its operating plan at least through January 1, 2004.

         In March 2003, the Company entered into an agreement with Daka Development Ltd. ("Daka"), a major supplier of inventory for the Company, to provide the Company with approximately $650,000 in additional inventory financing for future shipments. The terms of the agreement are 50% cash and 50% in ZAP common stock.

         The Company entered into an agreement in March, 2003 with an investment banker to provide ZAP with additional working capital funds. An initial $300,000 is scheduled to be funded to the Company in early April 2003.

         The Company has also entered into an agreement in principle in late March 2003 with an investment banker to provide ZAP with a $1 million in funds to purchase inventory plus $250,000 for working capital.

         The Company did not meet the requirements to utilize fresh start reporting under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Therefore, in accordance with SOP 90-7, liabilities compromised by the confirmed plan of reorganization have been stated at the present value of the amounts to be paid, reorganization expenses have been separately disclosed and the forgiveness of debt has been reported as an extraordinary gain in the consolidated financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of ZAP, RAP Group, Voltage Vehicles, ZAP Rentals and ZAP Stores for year ended December 31, 2002; and ZAP, Zapworld Stores, Inc., for the year ended December 31, 2001. All subsidiaries are 100% owned by ZAP. All significant inter company transactions and balances have been eliminated.

         Revenue recognition
         -------------------
         The Company recognizes revenue when products are shipped. For consignment sales, revenue is recognized when sales are reported by the consignee.

         Extraordinary gain on forgiveness of debt
         -----------------------------------------
         Under ZAP's confirmed plan of reorganization, a $3 million note payable was converted to common stock (see Note C). This transaction resulted in the Company recognizing an extraordinary gain of approximately $2.9 million. The remainder of the extraordinary gain of $1.1 million was due to the cancellation of indebtedness to unsecured creditors. Also, in accordance with ZAP's confirmed plan of reorganization, certain unsecured creditors have elected to receive common stock rather than cash for their claims. The confirmed plan of reorganization also provides for a twelve-month period following June 20, 2002 for the unsecured creditors to still elect to receive equity. Those unsecured creditors that elected to receive cash will share in a fund of $300,000 which is payable over three years, with each creditor receiving their pro-rata share (see Note G).

         Concentration of risk
         ---------------------
         The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2002.

         Cash and cash equivalents
         -------------------------
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash balances with two major financial institutions. At times the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Inventories
         -----------
         Inventories consist primarily of raw materials and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

         Property and equipment
         ----------------------
         Property and equipment consists of machinery and equipment, equipment under capital leases, office furniture and equipment, Vehicles, and leasehold improvements. Machinery and equipment includes molds and tools that are owned by the Company but held and used by suppliers at locations outside the United States. Property and equipment is stated at cost and is depreciated or amortized using straight-line and accelerated methods over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

         Machinery and equipment                 3-7 years
         Equipment under capital leases          3-5 years
         Office furniture and equipment          3-7 years
         Vehicles                                5 years
         Leasehold improvements                  15 years or life of lease,
                                                    whichever is shorter

         Patents and trademarks
         ----------------------
         Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. Amortization expense for the years ended December 31, 2002 and 2001 was approximately $38,000 and $60,000, respectively.

         Goodwill
         --------
         Goodwill consists of the excess consideration paid over net assets or technology acquired. Impairment of goodwill is evaluated whenever a triggering event is encountered. The impaired value is determined by reference to cash flows anticipated from estimated proceeds from sales of the related technology and/or sales of products directly linked to the technology and assets giving rise to the goodwill.

         Advertising
         -----------
         The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $162,000 and $266,000 in the years ended December 31, 2002 and 2001, respectively.

         Warranty
         --------
         The Company provides 30- to 90-day warranties on its products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date.

         Shipping and handling costs
         ---------------------------
         Shipping and handling costs have been included in cost of goods sold.

         Research and development
         ------------------------
         Research and product development costs are expensed as incurred.

         Income taxes
         ------------
         The Company accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company has made no provision for income taxes except for the minimum state tax due in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods. In addition, the Company made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2002 (Note C) due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

         Use of estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

         Fair value of financial instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such the debt.

         Earnings (loss) per share
         -------------------------
         Basic and diluted losses per common share are calculated by dividing net loss for the year by the weighted average number of common shares outstanding during the year. The net loss per common share excludes the effect of convertible preferred stock, stock options and warrants due to their antidilutive effect. The effect of potential dilutive securities of 3,386,589 in 2001 has been excluded from the diluted computations.

         Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

         Stock-based compensation
         ------------------------
         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the financial statements for the year ended December 31, 2001 to conform to the classifications used in the financial statements for the year ended December 31, 2002.

         Recent accounting pronouncements
         --------------------------------
         In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142. "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS No. 142 is effective. In accordance with SFAS No. 142, goodwill resulting from the Company's recent acquisition of RAP and VV (see Note A) in July 2002 is not amortized. The Company adopted SFAS No. 142 during 2002. Impairment of goodwill during 2002 and 2001 was $50,000 and $2,610,000, respectively. The amortization of goodwill during 2001 was $344,000.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 beginning in year 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

         In July 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The Company will adopt SFAS No. 146 beginning in year 2003. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of SFAS No. 147 relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of SFAS No. 147 also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of SFAS No. 147 are effective on or after October 1, 2002. The Company has adopted SFAS No. 147 in 2002. The adoption of SFAS No. 147 will not have a material impact on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 beginning in year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on our financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is being superseded. FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with fiscal years ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company will adopt FIN 45 beginning in year 2003. The Company does not expect the adoption of FIN 45 to have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidances that address when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company will adopt FIN 46 beginning in year 2003. The Company is currently evaluating the impact of FIN 46 on our financial position and results of operations.

NOTE C - PLAN OF REORGANIZATION

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

         On June 20, 2002, the Bankruptcy Court entered an order confirming a second amended plan of reorganization (the "confirmed plan of reorganization").

         The primary objectives of the confirmed plan of reorganization are to:
(a) alter the Company's equity and debt structures to permit the Company to emerge from the reorganization proceedings with a viable capital structure; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Company believed to be fair and reasonable and in the best interests of their respective estates, creditors, and stakeholders. The confirmed plan of reorganization provides for, among other things:

         o the cancellation of certain indebtedness in exchange for cash, common stock, no par value, in Reorganized ZAP, and/or warrants to purchase shares of common stock. The warrants were issued to each claimant during 2002.

         o payment of $50,000 to a claimant of secured pre-petition debt. $50,000 is the estimated value of the collateral, plus 5% interest on a declining balance, payable monthly over three years, commencing August 20, 2002;

         o conversion of 2,250 shares of ZAP preferred stock, originally valued at $1,000 per share, into 630,000 shares of common stock in Reorganized ZAP after all reverse stock splits. The preferred shareholders also received 2.5 million Series A warrants, to vest in accordance with a schedule outlined in the Plan and one warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant;

         o conversion of 6,693,643 shares of ZAP at June 20, 2002 into 1,115,607 shares of common stock in the Reorganized ZAP, after all reverse stock splits. The common shareholders also received one warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant;

         o the assumption and assignment, or rejection of executory contract or unexpired leases to which the Company was a party;

         o authorization to issue 100 million shares of common stock and 50 million shares of preferred stock.

         o authorization to issue 10 million common shares each for the following warrants: Series A, B, C, D and K for a total of 50 million warrants, with the expiration dates for the warrants ranging from 12 to 36 months;

         o the creation of an Incentive Stock Option Plan for employees within the meaning of Section 423 of the Internal Revenue of 1986, as amended, with an option by the Incentive Stock Option Plan to purchase 10 million shares of ZAP common stock at an exercise price equal to the closing price on the date of issue (see Note I);

         o authorization to execute a $500,000 convertible debenture for the purchase of inventory from a new supplier in exchange for a note with interest at 6% per annum; or shares of common stock at $0.50 per share or 15% of the outstanding shares of the Reorganized ZAP, whichever amount is greater. The supplier was also given to warrants in Series B, C and D for each common share owned (The entire debt was converted to common stock during 2002; see Note L).

         o authorization to complete the acquisition of VV and RAP effective July 1, 2002 (see Note A).


NOTE D - INVENTORIES

         Inventories at December 31, 2002 are summarized as follows (thousands):

         Vehicles                                               $      586
         Raw materials                                                 903
         Finished goods                                                699
                                                                ----------
                                                                     2,188
         Less - inventory reserve                                      589
                                                                ----------
                                                                $    1,599
                                                                ==========


NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002 are summarized as follows (thousands):

         Machinery and equipment                                $      632
         Computer equipment and software                               319
         Office furniture and equipment                                158
         Leasehold improvements                                        119
         Vehicles                                                      133
                                                                ----------
                                                                     1,361
         Less - accumulated depreciation and amortization              887
                                                                ----------
                                                                $      474
                                                                ==========

         Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was approximately $222,000 and $231,000, respectively.


NOTE F - OTHER ACCRUED LIABILITIES

         Accrued liabilities at December 31, 2002 consisted of the following (in thousands):

         Accrued payroll                                        $       34
         Accrued payables                                               63
         Professional fees                                              57
         Insurance premiums                                             22
         Sales and use tax                                              30
         Other expenses                                                 40
                                                                ----------
                                                                $      246
                                                                ==========


NOTE G - DEBT

         As of December 31, 2002, the Company's debt primarily consisted of approximately $170,000 in notes payable to unsecured creditors as a result of the confirmed plan of reorganization (see Note C). These notes bear interest at 5% and have an annual distribution on June 1 of approximately 1/3 the original balance plus accrued interest. Long-term debt also consists of a note payable of $44,000. This note bears interest at 5% with monthly payments of $1,400. The Company's has an advance of approximately $62,000 from an unrelated party. This advance bears interest at 6% per annum and is due on demand.

         Scheduled annual maturities for long-term debt for years ending after December 31, 2002 are as follows: $134,000 - 2003; $72,000 - 2004; and $70,000 -
2005.


NOTE H - PROVISION FOR INCOME TAXES

         The provision for taxes on income is summarized as follows (thousands):

                                               Year ended December 31
                                               ----------------------
                                                 2002          2001
                                               --------      --------
         Current:
             Federal                           $     --      $     --
             State                                    2             1
                                               --------      --------
                                               $      2      $      1
                                               ========      ========

         The Company made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2002 (see Note C), due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

         A reconciliation of the provision for income tax expense with the expected income tax is computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes, as follows:

                                                       Year ended December 31
                                                       ----------------------
                                                         2002          2001
                                                       --------      --------
         Income tax provision (benefit) computed at:
             Federal statutory rate                      34.00%       (34.00%)
             State, net of federal benefit                5.84%        (5.84%)
             Other, net                                   0.30%         0.80%
             Net operating loss carryforward            (40.13%)       39.05%
                                                       --------      --------
         Effective tax rate                               0.01%         0.01%
                                                       ========      ========

         Significant components of the Company's deferred tax assets and liabilities for income taxes at December 31, 2002 consist of the following (thousands):

         Deferred tax asset:
             Net operating loss carryforwards          $  2,618
             Inventory capitalization                      (240)
             Depreciation and amortization                 (300)
             Other accruals and allowances                 (100)
                                                       --------
             Net deferred tax asset                       1,978
         Valuation allowance                             (1,978)
                                                       --------
                                                       $     --
                                                       ========

         The Company has available for carryforward approximately $9.8 million and $7.9 million of federal and state net operating losses, respectively, expiring through 2020 for federal purposes and 2010 for state purposes. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

         A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. Valuation allowance for the year ended December 31, 2002 decreased $1,435,000 and increased $1,616,000 for the years ended December 31, 2001.

         The Company's Federal and State net operating loss carryforwards were reduced by approximately $4 million, as a result of the Company's bankruptcy proceedings (Note B).

NOTE I - STOCK OPTIONS

         During 2002 as part of the confirmed plan of reorganization, ZAP created a new Incentive Stock Option Plan ("2002 Plan").

         Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The numbers of shares available for grant under the 2002 and 1999 Plans are 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2001 mostly become exercisable immediately, while options granted in 2002 become exercisable as they vest over a three year period, and expire ten years after the date of grant.

         On December 19, 2001, the Company cancelled all outstanding stock options from certain prior plans against payment of a total stock bonus of $10,000. On the same date, new stock options were issued to employees, directors, and non-employees under the 1999 plan.

         The grant of these options resulted in an effective re-pricing of the options. Accordingly, the Company is required to apply variable accounting to these options and will need to mark the value of these options to market value as and when the Company's stock price changes. At December 31, 2001 and 2002, the impact of the application of variable accounting to these options was not material to the financial statements.

         Option activity under the 2002 and 1999 plans is as follows
(thousands):

                                                    2002 Plan                  1999 Plan
                                             ---------------------      ---------------------
                                                          Weighted                   Weighted
                                                          Average                    Average
                                             Number of    Exercise      Number of    Exercise
                                               Shares      Price          Shares      Price
                                             ---------    --------      ---------    --------
         Outstanding at January 1, 2001                                       183    $   5.71
         Granted                                                              397         .32
         Exercised                                                             --          --
         Canceled                                                            (220)       5.36
                                                                        ---------
         Outstanding at December 31, 2001                                     360        1.20
         Granted                                 1,928    $   0.32             --          --
         Exercised                                  --          --             --          --
         Canceled                                   --          --           (173)       1.20
                                             ---------                  ---------
         Outstanding at  December 31, 2002       1,928    $   0.32            187    $   1.20
                                             =========                  =========

         The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $0.32 and $0.17, respectively.

         The following information applies to options outstanding at December 31, 2002:

                                                    2002 Plan       1999 Plan
                                                  -------------   -------------
         Range of exercise prices                 $0.30 - $1.10       $1.20
         Weighted average remaining life (years)        5               4
         Options exercisable                         309,000         182,500
         Weighted average exercise price              $0.32           $1.20


         The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 2002 and 2001. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts (thousands, except per share amounts):
                                                              2002       2001
                                                            --------   --------
         Net income (loss) - as reported                    $  1,150   $ (9,199)
         Net income (loss) - pro forma                           846     (9,578)
         Basic earnings (loss) per share - as reported          0.28      (8.53)
         Basic earnings (loss) per share - pro forma            0.21      (9.00)
         Diluted earnings (loss) per share - as reported        0.17      (8.53)
         Diluted earnings (loss) per share - pro forma          0.10      (9.00)


         The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              2002       2001
                                                            --------   --------
         Dividends                                            None       None
         Expected volatility                                  200%       128%
         Risk free interest rate                              4.0%       4.5%
         Expected life                                      5 years    5 years


         At December 31, 2002, the Company has outstanding stock options for employees to purchase 1,830,000 shares, for directors to purchase 75,000 shares, and for non-employees to purchase 210,000 shares of common stock at exercise prices ranging from $0.30 to $1.30.


NOTE J - MAJOR CUSTOMERS

         During 2002 and 2001, no single customer accounted for more than 10% of the Company's net sales, nor receivables.


NOTE K - COMMITMENT

         The Company presently rents its warehouse under an operating lease that expires in 2005. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company's main office space is currently being leased on a month to month basis, and the Company plans to move into a new location in April 2003 (see Note Q). The Company leases the location of its car outlet from the Company's CEO (see Note M). Rent expenses under all leases were approximately $145,000 and $270,000 in 2002 and 2001, respectively.

         Future minimum lease payments on the lease are as follows (thousands):

         Year ending
         December 31
         -----------
            2003                                            $      132
            2004                                                   132
            2005                                                   107
                                                            ----------
            Total                                           $      371
                                                            ==========


NOTE L - EQUITY

         Common stock
         ------------
         On July 1, 2002, ZAP's stock began trading on the Over-the-Counter
(OTC) Bulletin Board under the new stock symbol of ZAPZ. According to the OTC Bulletin Board, the symbol change is to indicate that ZAP is no longer in Chapter 11 Reorganization, and that the stock has undergone a reverse split effective July 1, 2002. ZAP's 6,693,643 shares of common stock outstanding were converted on a 3:1 basis to 2,231,214 shares of common stock in the Reorganized ZAP, which was then reverse split on a 2:1 basis into 1,115,607 total shares outstanding. The final result of the conversion and the reverse split equates to a ratio of 6:1. Thus, for every six shares a common shareholder held on June 20, 2002 (date of court confirmation of plan of reorganization) the individual received one share of common stock in the Reorganized ZAP. All shares and per share data have been restated to reflect the stock splits. The common shareholders also received, for each common share issued to the claimant, one warrant in Series B, C and D to purchase common stock in the Reorganized ZAP.

         During 2002, the Company issued 4.5 million shares for the acquisition of RAP and Voltage Vehicles (see Note A), and approximately 1.2 million shares of common stock for a conversion by Daka of a note payable into equity (see Note
C). During 2002, ZAP also issued approximately 351,000 shares of common stock to satisfy professional fees and the acquisition of equipment, and approximately 295,000 shares to satisfy $133,000 of unsecured debt holders claims and other payables. In addition, the Company issued approximately 44,000 shares in exchange for $48,000 in cash as a result from the exercise of warrants and stock options.

         Preferred stock
         ---------------
         Under the confirmed plan of reorganization all outstanding preferred shares were converted into common shares of ZAP stock. During 2002, approximately 2,250 shares of preferred stock were converted into 630,000 shares of common stock (post split).

         Warrants
         --------
         During 2002, the Company issued warrants for the acquisition of RAP and Voltage Vehicles, to settle debt obligations and for equipment and services. Total warrants outstanding at December 31, 2002 are summarized as follows (in thousands):

            Series A                                        $     4,712
            Series B                                              9,464
            Series C                                              8,888
            Series D                                              8,789
            Series K                                              4,500
                                                            -----------
                                                            $    36,353
                                                            ===========


         The Company is authorized to issue 10 million shares each of Series A, B, C, D and K. Series A warrants give the holder the option for a period of 1,095 days, from the issuance, to purchase ZAP's common stock at an exercise price of $1.05 for the life of the warrant. Series B warrants give the holder the right to purchase one share of ZAP stock for a period of 365 days, from the date of issuance, at an exercise price of $1.50 for the first 180 days, $1.75 for the next 90 days, and $2.00 for the remaining life of the warrant. Series C warrants give the holder the right to purchase one share of ZAP stock for a period of 730 days, from the date of issuance, at an exercise price of $4.00 for the first 547 days, $4.50 for the next 90 days, and $5.00 for the reaming life of the warrant. Series D warrants give the holder the right to purchase one share of ZAP stock for a period of 1,095 days, from the date of issuance, at an exercise price of $8.00 for the first 730 days, $9.00 for the next 190 days, and $10.00 for the remaining life of the warrant. Series K warrants give the holder the right to purchase one share of ZAP stock for a period of 1,095 days, from the date of issuance, at an exercise price of $1.00 for the life of the warrant.

         The Board of Directors of ZAP shall have the right to (i) decrease the exercise price of the warrants, (ii) increase the life of the warrants in which event the exercise price may be increased, or (iii) make such other changes as the Board of Directors of ZAP deems necessary and appropriate under the circumstances provided the changes contemplated do not violate any statutory or common law.

         Warrants for all Series may be assigned, sold, or transferred by the holder without restriction. The stock received from the exercise of a warrant for any Series will be without restriction, and as a free trading stock exempt from the Securities Act of 1993 pursuant to Section 1145 of the Bankruptcy Code.

         Series B, C, and D warrants not exercised may be redeemed by ZAP for a price of $0.01 per warrant upon thirty (30) days' written notice to the holders thereof; provided, however, that if not all unexercised warrants in a particular series are redeemed, then the redemption shall be pro-rated equally among the holders of unexercised warrants in the series. The Series A warrants may be redeemed by ZAP for $0.01 per warrant only if the post-confirmation, post-reverse split trading price of the ZAP stock is 200% or more than the strike price of the affected warrant, (i) at the time written notice is issued, and (ii) for at least 30 consecutive calendar days prior to that time. Otherwise, the Series A warrants may be redeemed upon thirty day's written notice for $0.75 per warrant. If not all unexercised warrants in Series A are redeemed, then the redemption shall be pro rated equally among the holders of unexercised warrants in Series A. The Board may not change the terms of the Series A warrants without the consent of the holders of Series A warrants. In February 2003, the Company redeemed 2.5 million of the outstanding Series A warrants that were issued to the preferred shareholders in accordance with ZAP's confirmed plan of reorganization. However, the warrant holders are currently disputing the redemption.


NOTE M - RELATED PARTY

         The Company leases office space and land from its CEO and major shareholder (See Note K). This property is used to operate the car outlet. Rental expense under this lease was approximately $49,000 for the year ended December 31, 2002.

         The Company has an advance of approximately $75,000 from its CEO. The advance bears interest at 6% and is due on demand.


NOTE N - LITIGATION

         From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

         The Company recently became aware that the California Department of Motor Vehicles' Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting the dealership into a wholesale distributor for its electric cars.

         On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by Shareholders of Advanced Wireless Systems, Inc. The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind the acquisitions and have alleged monetary damages in an amount not specified in their complaint. The plaintiff has requested that the lawsuit be dismissed. A motion will be filed in April 2003 to dismiss the action.


NOTE O - SEGMENT REPORTING

         The Company has two reportable segments consisting of sales and marketing of electric items and operations of a retail car outlet (see Note A). These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes and extraordinary items (see Note B). The Company operated in only one segment during 2001.

                                                  Electronic    Car
                                                     Items     Outlet    Year
                                                    -------   -------   -------
                                                           (In Thousands)
         Year ended December 31, 2002:
         Net sales                                  $ 1,811   $ 2,602   $ 4,413
         Gross profit                                   140       114       254
         Depreciation, amortization and impairment      295        15       310
         Net loss before extraordinary items         (2,466)     (348)   (2,814)
         Total assets                                 2,342     1,765     4,107


NOTE  P - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

                                                                       Year ended December 31
                                                                       ----------------------
                                                                         2002          2001
                                                                       --------      --------
         Cash paid during the year for:
            Income taxes                                               $      2      $     --
            Interest                                                          1            --

         Non-cash investing and financing activities:
            Debt issued to repurchase common stock                           --         1,500
            Cancellation of note receivable from shareholder                 --           139
            Issuance of common stock to repurchase
              employee stock options                                         --            10
            Common stock issued to pay off debt                             133            --

         Issuance of common stock and assets and liabilities
          recognized upon acquisition of RAP and Voltage Vehicles:
            Common stock                                                  1,575            --
            Accounts receivable                                             685            --
            Inventory                                                       571            --
            Property and equipment, net                                      24            --
            Goodwill                                                        801            --
            Accounts payable and accrued liabilities                       (506)           --

NOTE  Q - SUBSEQUENT EVENTS

         On March 25, 2003, the Company purchased a three story 20,000 square foot office building in downtown Santa Rosa for $3.25 million in convertible debt, stock and warrants. The building will be used as ZAP's corporate headquarters and for a company retail store. Terms of the transaction included a convertible promissory note for $2 million for 22 years with interest only for the first two years. No payments of interest are due until after two years. At that time, the payee has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at an agreed upon conversion price. The seller also received a certain amount of common stock and warrants in connection with the transaction


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 2002 our principal independent accountant was dismissed with a new firm appointed.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                                   MANAGEMENT
Directors and Management
------------------------
Name                           Age          Position
----                           ---          --------
Steven Schneider                42          Director, Chief Executive Officer
Gary Starr                      47          Director, Chairman of the Board
William R. Hartman              55          Chief Financial Officer
James Thomas                    55          Vice President of Sales Operations
Renay Cude                      26          Corporate Secretary
Louis Auletta                   52          Director
Michael G. Coder                54          Director
Lawrence W. McLaughlin          55          Director


STEVE SCHNEIDER - CHIEF EXECUTIVE OFFICER/DIRECTOR was the founder of Voltage Vehicles, a full-service fuel vehicle distributor specializing in the full spectrum of electric vehicles (EV) and full-performance alternative fuel vehicles (AFV) including automobiles, motorcycles, bicycles, scooters, hovercraft, neighborhood electric vehicles (NEV), commercial vehicles and accessories. He also founded Auto Distributors, Inc., which is the promotion and distribution arm of Voltage Vehicles dealership. He is also on the Advisory Board of Directors to Apollo Energy Systems. Apollo is in the business of developing and manufacturing fuel cell technology and propulsion systems.He is also active in legislative issues regarding alternative fuel vehicles. Mr. Schneider recently lobbied at the nation's capital on behalf of the Clear Act (S.760/H.R. 1864: "Clean Efficient Automobiles Resulting From Advanced Car Technologies"). He also supported Representative Sherwood Boehlert (R-NY) efforts to introduce new legislation called the "Alternative Fueled Acceleration Act of 2001" along with actively supporting numerous other related state and federal initiatives. He is an active member on the electrical low speed vehicle subcommittee in Washington D.C. where his ideas have spawned new innovative markets for low speed vehicles.

Mr. Schneider's automotive career spans more than 17 years experience in varying roles including that of owner, partner, sales representative, business manager, creditor, and adjustor. His successes also include the formation of two Northern California automobile sales companies, as well as stints in the financial, real estate, and electronics industries. He has also received extensive education and training in sales and marketing, banking, insurance, and automotive training.

GARY STARR - DIRECTOR /CHAIRMAN OF THE BOARD was previously the Chief Executive Officer of ZAP and has been a director since its inception in 1994. He was previously the Chief Executive Officer of ZAP since September 1999. He has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 80,000 electric vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operation in 1983. In 1993, Mr. Starr earned a Private Industry Council Recognition Award for creating job opportunities in the EV industry and was named as one of the ten most influential electric car authorities by Automotive News. He has also received recognition awards for his contributions toward clean air from the American Lung Association of San Francisco, CALSTART and U.S. Senator Barbara Boxer. Mr. Starr has several publications: Electric Cars: Your Guide to Clean Motoring, The Shocking Truth of Electric Cars, and The True Cost of Oil. In addition, he has appeared on more than 300 radio and television talk and news shows (including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, and the CBS Evening News and the McNeil Lehrer News Hour) as a recognized authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

WILLIAM HARTMAN - CFO was appointed Chief Financial Officer in March 2001. He had been engaged as a financial consultant at our Company since January 2001. He has over 15 years of CFO or Controller experience in various industries. While in a previous position as Division Controller for Sega of America he obtained extensive experience in the consumer products manufacturing and distribution business. Prior to his engagement at ZAP, Mr. Hartman had been providing financial and accounting consulting services to various Internet start-ups in the SF Bay area. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York. He also had previous public accounting experience as an audit manager with Price Waterhouse Coopers in San Francisco.

JAMES THOMAS-VICE PRESIDENT OF SALES OPERATIONS. Mr. Thomas has more than 25 years of automotive sales marketing and operations experience. He began his career with General Motors and has held key management positions with BMW, Volkswagen and Daewoo. In 1994, Mr. Thomas was one of the pioneers of the neighborhood electric vehicle business as an officer of Trans 2 Corporation, the first NEV available on the market. Later he became instrumental in the sales launch of Global Electric Motorcar's (GEM) neighborhood electric vehicles.

RENAY CUDE was appointed Corporate Secretary in August 2002. Prior to joining our company, Ms. Cude was working as a legal secretary for a law firm. Ms. Cude has over five years experience working in the bankruptcy field with helping companies through the reorganization process. Ms. Cude holds an Associates Degree in Business Administration from Sonoma State University.

LOUIS AULETTA - DIRECTOR has been involved in various entrepreneurial business ventures for the past 35 years. Currently, he is engaged in real estate development. An avid environmentalist all his life, he has also served as the executive director of the Earth Options Institute. Mr. Auletta holds a Bachelors degree in Business from Wagner College, New York.

MICHAEL G. CODER - DIRECTOR was educated at the University of California, Davis and received a Bachelors Degree in Psychology in 1970. He also received his law degree from the University of the Pacific-Mc George School of Law in 1974. Mr. Coder was employed by the District Attorneys of Yolo and Sacramento Counties from 1973 to 1974. He also served as a Supervising Staff Counsel for the California Department of Motor Vehicles from 1974 to 1976. Additionally, Mr. Coder was an Administrative Law Judge for the Educational (now Public) Employment Relations Board from 1976 to 1977. For the past 25 years, Mr. Coder has been a senior partner or sole law practitioner representing the members of the automotive industry. Mr. Coder is the President of Auto Distributors, a licensed distributor of alternative fuel powered motor vehicles.

LAWRENCE W. MCLAUGHLIN - DIRECTOR has practiced law in Sonoma County, California since 1978, specializing in municipal and civil matters. He is presently legal counsel to the boards of several corporations, primarily in the medical field, and also represents several local Fire Districts as well as the City of Sebastopol. In addition, Mr. Mc Laughlin's law firm (Dermott, Cutler & Mc Laughlin) represents other business, collection, and family law clients. Mr. Mc Laughlin is a graduate of the University of California, Berkeley, and received his law degree from Empire College in Santa Rosa, California.


ITEM 10.   EXECUTIVE COMPENSATION.

The following tables set forth information concerning the compensation we paid for services rendered during our fiscal years ended December 31, 2002, 2001 and 2000, by the Named Executive Officers. The Named Executive Officers are our company's Chief Executive Officer, regardless of compensation level, for the salary and bonus for the fiscal years ended December 31, 2002, 2001 and 2000. Steve Schneider was elected the Chief Executive Officer on October 26, 2002 with Gary Starr appointed Chairman of the Board on the same date.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation               Long -Term Compensation

                                                                                    Awards           Payouts
                                                                           ------------------------- ---------- ---------
                                                            Other          Restricted   Stock
                                                            Annual         Stock        Underlying              All Other
                                         Salary   Bonus     Compensation   Award        Options      LTIP       Compen-
                                                                                        /SARs        Payouts    sation
Name and Principal Position     Year     ($)      ($)       ($)            ($)          (#)          ($)        ($)
------------------------------- -------- -------- --------- -------------- ------------ ------------ ---------- ---------
Steve Schneider                 2002     31,300                                         200,000
Chief Executive Officer
Effective 10/26/02

Gary Starr                      2000     59,600   700
Chairman of the Board           2001     66,700                                         116,667
Former Chief Executive officer  2002     61,600                                         200,000

John Dabels                     2000     69,000   700
Former President


The following table shows all individual grants of stock options to the Named Executive Officers (as defined above) for the fiscal year ended December 31, 2002.

            OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

                          Year              Number of                    % of Total             Exercise or
                         Options       Securities Underlying       Options/SARs Granted to      Base Price      Expiration
Name                     Granted       Options/SARs Granted        Employees in Fiscal Year       ($/Sh)           Date
----                     -------       --------------------        ------------------------       ------          -------
Steve Schneider           2002               200,000                         14%                   $0.30          07/5/12
Gary Starr                2002               200,000                         14%                   $0.30          07/5/12


COMPENSATION OF DIRECTORS

Our directors do not receive any cash compensation for their service on our Board of Directors, but they may be reimbursed for certain expenses in connection with their attendance at board meetings. Three of ZAP's outside directors were each granted 25,000 options to purchase common stock during the year ended December 31, 2002.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information with respect to beneficial ownership of our Common Stock as of March 28, 2003 by:

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

The applicable percentage of ownership is based on 48,136,370 shares of Common Stock outstanding on a fully diluted basis as of March 28, 2003. The number of shares of Common Stock outstanding on a fully diluted basis includes 33,853,765 shares of Common Stock issuable upon the exercise of certain warrants, and 955,110 shares of Common Stock issuable upon the exercise of certain options. In February, 2003 the Company redeemed pproximately 2.5million warrants that were issued to the preferred shareholders in accordance with ZAP's Plan of Reorganization. However, the warrant holders are currently disputing the redemption.

                                               SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER                       NUMBER            PERCENT

Steve Schneider(1)                           12,961,110            26.9

Gary Starr (2)                                5,381,157            11.2

Ridgewood ZAP LLC (3)                         3,978,000             8.3
Ridgewood Power
947 Linwood Avenue
Ridgewood NJ

Mercatus & Partners (4)                       2,941,176             5.1
188 Green Lane
Northwood
Middlesex
United Kingdom

All Executive Officers and
directors as a group (5 persons)             18,442,267            38.3


(1) Includes 10,000,000 shares of Common Stock issuable upon the exercise of various warrants and 61,110 shares of stock upon the exercise of stock options.

(2) Includes 4,152,535 shares of common stock issuable upon the exercise of various warrants and 177,777 shares of stock upon the exercise of stock options.

(3) Includes 2,983,500 shares of common stock issuable upon the exercise of certain warrants.

(4) Stock will be cancelled in early April 2003. It was provided as collateral for a working capital loan, which did not fund.



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

Michael G. Coder, who became a member of our Board of Directors in October 2002, is our principle outside counsel. During the year-ended December 31, 2002, Mr. Coder received approximately $23,000 In cash and common stock for legal services provided to us.

The RAP Group also paid approximately $30,000 in rent to Steve Schneider, ZAP's CEO, during the year ended 2002.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit No.                      Description
-----------                      -----------

3.1 Articles of Incorporation of ZAP Power Systems, endorsed and filed on September 23, 1994. (1)

3.2 Certificate of Amendment to Articles of Incorporation of ZAP Power Systems, endorsed and filed on November 8, 1996. (2)

3.3 Certificate of Amendment of Articles of Incorporation of ZAP Power Systems, endorsed and filed on June 2, 1999. (3)

3.4 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed June 28, 2000. (1)

3.5 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed February 26,2001. (5)

3.6    Amended Bylaws of ZAPWORLD.COM dated June 24, 2000. (3)

3.7 Certificate of Determination of Rights and Preferences of the Series B Convertible Preferred Stock, Endorsed and filed June 26, 2001(5)

3.8 Amended and Restated Certificate of Determination of the rights, Preferences, Privileges of the Series B Convertible Preferred Stock, filed on October 2, 2001. (5)

10.1 Settlement Agreement Between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001 (5)

10.2   ZAP's Approved Second Amended Plan of Reorganization of June 20, 2002 (6)

23.1   Consent of Odenberg, Ullakko, Muranishi & Co. LLP*


 *   Filed herewith.
(1) Filed and endorsed on September 23, 1994. Included as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December
     31, 2000.
(2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(6) Previously filed as an exhibit to the Registrant's Form 8-K of October 20, 2002.



REPORTS ON FORM 8-K.

We filed a Form 8-K on October 30, 2002 to report the elections of Steve Schneider as ZAP's new Chief Executive Officer and Gary Starr as the Chairman of the Board.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZAP
                                 (Registrant)

                                 By  /s/ Steve Schneider
                                     ------------------------------------------
                                     (Steve Schneider, Chief Executive Officer)

                                 Date  March 28, 2003
                                       ----------------------------------------




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                              Date
---------                      -----                              ----


/s/  Steve Schneider           CEO                                March 28, 2003
     ----------------------


/s/  William R. Hartman        CFO                                March 28, 2003
     ----------------------


/s/  Gary Starr                Director / Chairman of the Board   March 28, 2003
     ----------------------


/s/  Louis Auletta             Director                           March 28, 2003
     ----------------------


/s/  Michael Coder             Director                           March 28, 2003
     ----------------------


/s/  Lawrence W. McLaughlin    Director                           March 28, 2003
     ----------------------