Form 10QSB
period 2003-03-31
ZAP
filed 2003-05-13
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended March 31, 2003

                         Commission File Number 0-303000


                                       ZAP
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           CALIFORNIA                                 94-3210624
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                501 FOURTH STREET
                              SANTA ROSA, CA 95401
                                 (707) 525-8658
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

            14,111,813 shares of common stock as of May 12, 2003.

            Transitional Small Business Disclosure Format  Yes[_]  No [X]

================================================================================

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         ZAP

         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
         (IN THOUSANDS)

                                                   ASSETS
              CURRENT ASSETS
                 Cash and cash equivalents                                                        $    303
                   Accounts receivable, net of allowance for doubtful accounts of $1,248               634
                   Inventories                                                                       1,466
                   Prepaid expenses and other current assets                                           576
                                                                                                  --------
                                      Total current assets                                           2,979

              PROPERTY AND EQUIPMENT, net of accumulated depreciation of $946                        3,712

              OTHER ASSETS
                  Patents and trademarks, net                                                          245
                  Goodwill                                                                             851
                  Deposits and other                                                                    26
                                                                                                  --------
              Total assets                                                                        $  7,813
                                                                                                  ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

              CURRENT LIABILITIES
                   Current portion of long-term debt                                              $     78
                   Accounts payable                                                                    542
                   Accrued liabilities                                                                 164
                   Advances from related party                                                          49
                                                                                                  --------
                          Total current liabilities                                                    833

              LONG-TERM LIABILITIES
                    Long -term debt, less current portion                                            2,220
                                                                                                  --------
                                Total liabilities                                                    3,053
                                                                                                  --------

              SHAREHOLDERS' EQUITY
                  Preferred stock, authorized 50,000 shares; no par value,
                      no shares outstanding
                  Common stock, authorized 100,000 shares of
                      no par value; issued and outstanding 13,525 shares                            23,077
                  Accumulated deficit                                                              (18,317)
                                                                                                  --------
                            Total shareholders' equity                                               4,760
                                                                                                  --------
              Total liabilities and shareholders' equity                                          $  7,813
                                                                                                  ========

             See accompanying notes to consolidated financial statements

         ZAP
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       THREE MONTHS ENDED MARCH 31,
                                                         2003               2002
                                                       --------           --------
         NET SALES                                     $  1,528           $    420

         COST OF GOODS SOLD                               1,205                314
                                                       --------           --------

         GROSS PROFIT                                       323                106
                                                       --------           --------

         OPERATING EXPENSES
              Sales and marketing                           191                 67
              General and administrative                    564                542
              Research and development                     --                   17
                                                       --------           --------
                                                            755                626
                                                       --------           --------
         LOSS FROM OPERATIONS BEFORE
         REORGANIZATION ITEMS                              (432)              (520)
                                                       --------           --------

         OTHER INCOME (EXPENSE)
              Interest income (expense)                    --                  (15)
              Other income                                 --                   14
                                                       --------           --------
                                                           --                   (1)

         NET LOSS BEFORE REORGANIZATION ITEMS              (432)              (521)

         REORGANIZATION ITEMS:
              Professional fees                              (8)               (39)
                                                       --------           --------

         NET LOSS BEFORE PREFERRED DIVIDEND                (440)              (560)
                                                       --------           --------
               Preferred Dividend                          --                  (24)
                                                       --------           --------
         NET LOSS APPLICABLE TO COMMON STOCK           $   (440)          $   (584)
                                                       ========           ========

         NET LOSS PER COMMON SHARE
         BASIC AND DILUTED                             $  (0.04)          $  (0.55)
                                                       ========           ========

         WEIGHTED AVERAGE NUMBER OF
               COMMON SHARES OUTSTANDING
                BASIC AND DILUTED                        12,145              1,071
                                                       ========           ========

See accompany notes to consolidated financial statements

         ZAP)
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          2003              2002
                                                                                         -------           -------
        CASH FLOWS FROM OPERATING ACTIVITIES

            Net loss before reorganization items                                         $  (432)          $  (521)
            Issuance of stock for services                                                   151              --
            Adjustments to reconcile net loss to net cash used for
            operating activities:
              Depreciation and amortization                                                   68                56
              Reorganization items, net                                                       (8)              (39)
              Allowance for doubtful accounts                                               --                 190
                 Changes in other items affecting operations
                   Receivables                                                              (230)               14
                   Inventories                                                               133               149
                   Deposits                                                                   (5)              (11)
                   Prepaid expenses and other assets                                         (97)              (53)
                   Accounts payable                                                           44                24
                   Advances from related party                                               (26)             --
                   Accrued liabilities                                                       (82)             (108)
                                                                                         -------           -------
                                      Net cash used in operating activities                 (484)             (299)
                                                                                         -------           -------
        CASH FLOWS FROM INVESTING ACTIVITES
            Purchase of equipment                                                             (5)               (5)
            Investment in joint venture                                                     --                 (50)
                                                                                         -------           -------
                                      Net cash used for investing activities                  (5)              (55)
                                                                                         -------           -------
        CASH FLOWS FROM FINANCING ACTIVITIES
            Sale of common stock, net of stock offering costs                                364                15
            Proceeds from issuance of long-term debt                                          78              --
            Payments on obligations under capital leases                                    --                  (4)
                                                                                         -------           -------
                                      Net cash provided by financing activities              442                11
                                                                                         -------           -------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (47)             (343)

        CASH AND CASH EQUIVALENTS, beginning of period                                       350               842
                                                                                         -------           -------

        CASH AND CASH EQUIVALENTS, end of period                                         $   303           $   499
                                                                                         =======           =======
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the quarter for interest                                           --             $    15
          Non-cash investing and financing activities
          Debt issued to repurchase common stock                                            --             $ 1,500
          Note and stock issued to purchase land and building                            $ 3,292              --
           Stock issued to purchase inventory                                            $   325              --
           Stock issued to repay long term debt                                          $    56              --

See accompanying notes to consolidated financial statements.

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The financial statements presented herein, for the three months ended March 31, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The net loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of preferred stock have been excluded from the weighted average shares outstanding since the effect of these securities would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Had compensation expense for the Company's stock options been recognized based upon the fair value for awards granted, the Company's net loss for the quarters ended March 31, 2003 and 2002 would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       -------------------------------
IN THOUSANDS EXCEPT PER SHARE AMOUNTS                     2003                 2002
                                                       ----------           ----------
Net (loss) income: As reported                         $     (440)          $     (584)

Deduct: Total stock-based employee
     compensation expense
     determined under fair value based method
     for all awards,
     net of related tax effects                                50                   10
                                                       ----------           ----------
         Pro forma                                     $     (490)          $     (594)


Basic and diluted (loss) per share:

         As reported                                   $    (0.04)          $    (0.55)

         Pro forma                                     $    (0.04)          $    (0.55)


The Risks Related to Our Business

The Company has a history of losses, and the Company might not achieve or maintain profitability. The Company's continuation as a going concern is directly dependent upon our ability to increase sales and receive additional financing. The Company will require substantial additional capital in the short term to remain a going concern. A substantial portion of the Company's growth in the past three years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

(3) COMMON STOCK-On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ.

The Company issued approximately 4.4 million shares of common stock in the first quarter ended March 31, 2003.
Of this total 2.9 million was issued for a note receivable and was for a loan that did not fund; these shares are anticipated to be returned to the Company in May 2003. The note receivable ($1 million) for 2.9 million shares as collateral has been netted against common stock. Another approximate 600,000 shares were issued for the part of the purchase price of the new corporate headquarters. In addition, 265,000 shares of stock were issued to Daka as part of the purchase price of future inventory items. The Company also issued 410,000 shares of common stock for cash and notes receivable. The remainder of 225,000 shares issued were for the pay-off of debt and for advertising expenditures and for professional services rendered.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's business strategy has been to develop, acquire and commercialize advanced transportation including electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2003, the Company continued to enhance and broaden its electric vehicle product line. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the electrical vehicle industry and strategic alliances with certain manufacturers, distributors and sales organizations.

The Company's business goal is to become the largest and most complete distribution portal for advanced transportation and electric vehicles. In 2003, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

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

OTHER SUBSIDIARY BUSINESSES-The Company completed its acquisition of Voltage Vehicles and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. Voltage Vehicles began business in February 2001, and is a relatively new enterprise. The mergers are expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is also expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Since the acquisition, ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products.

The Company has $2.2 million backlog of orders and purchase contracts in hand for various products and electric vehicles as of May 12, 2003. The Company expects to fill these orders within the current fiscal year.




Some of the significant events for the Company that occurred during the first quarter of 2003 were as follows:

1. ZAP signed an exclusive distribution agreement with a distributor to sell a full line of electric vehicles throughout Spain.

2. ZAP received an initial order from a distributor in Mexico for $250,000 of the new SEASCOOTER(TM). The Company is anticipating additional follow-on orders for other electrical products as well.

3. The Company purchased a three-story office building in downtown Santa Rosa, California at 300 B Street with approximately 20,000 square feet of space. The new facility will be the corporate headquarters of ZAP and has space for a retail Company store. The Company moved from its Morris Street location in April 2003.

4. ZAP signed a $650,000 Financing agreement with Daka Development for inventory purchases; the terms are 50% Common stock and 50% in cash. Daka had previously provided the Company with $500,000 of inventory financing last year, which was also converted to equity.

5. A subsidiary of ZAP, Voltage Vehicles, signed an exclusive agreement with a European-based group of companies involved in the design and manufacturing of electric automobiles. The group started production on several different types of light electric utility vehicles for urban transportation and commercial use, including a 25 MPH neighborhood electric car that is now available. The ZAP LIGHT UTILITY VEHICLE (LUV)(TM) is a new kind of automobile called a Neighborhood Electric Vehicle (NEV). This new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design that comes from Italy. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's best of the Consumer Electronic Show held in Las Vegas in January 2003. ZAP is working to launch a ZAP "L.U.V.-Line" of electric automobiles, which includes freeway-capable vehicles as well as vans, pickups and tractors.

6. The Company introduced a new Lithium-Ion Battery that could greatly increase the range of electric cars. The battery could extend the range of today's electric cars from 60 miles to 240 miles per charge. ZAP sees these batteries as the potential battery solution for the industry. While many experts point to hydrogen cells as a clean way to power automobiles, that technology requires an infrastructure while batteries can be recharged by plugging into any normal electrical outlet.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    2003                2002
                                                                   ------              ------
      STATEMENTS OF OPERATIONS DATA:
Net sales ..........................................               100.0%              100.0%
Cost of sales ......................................               (78.9)              (74.8)
Gross profit .......................................                21.1                25.2
Operating expenses .................................                49.4               149.0
Loss from operations before reorganization items ...               (28.3)             (123.8)
Reorganization items-Professional fees .............                (0.5)               (9.3)
Net loss ...........................................               (28.8)             (133.1)

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002
Note: The results for 2003 include one quarter's activity for the newly acquired companies of RAP Group Inc., and Voltage Vehicles. Since Voltage Vehicles is still in the development stage the majority of the results of the combined ZAP are affected by RAP.

NET SALES for the quarter ended March 31, 2003, were $1.5 million compared to $420,000 in the prior year. RAP's net sales for the period accounted for $ 1.1 million. The net sales for ZAP were $421,000 versus $420,000. The increase in sales was primarily due to the acquisition of the RAP Group.

GROSS PROFIT was $323,000 for the first quarter ended March 31, 2003 compared to $106,000 for the quarter ended March 31, 2002. The RAP Group accounted for $216,000 of the gross profit for the quarter ended March 31, 2003. ZAP's gross profit excluding the RAP Group, decreased from a $106,000 to $97,000 in 2003. The gross profit decrease was due to product mix.

SELLING expenses in the first quarter of 2003 were $191,000 as compared to $67,000 in 2002. RAP's expenses were $79,000. ZAP was $112,000 versus $67,000.
This was an increase of $45,000 or 67% from 2002 to 2003. As a percentage of sales, selling expenses increased from 16% of sales to 27% of sales. The higher expenses were due to greater expenses for trade shows and advertising and marketing. ZAP began a new campaign to promote the SeaScooters with magazine ads etc. and the LUV line and its ZAP line of electric vehicles.

GENERAL AND ADMINISTRATIVE expenses for 2003 were $564,000 as compared to $542,000 in 2002. RAP's portion of the expenses was $95,000. For ZAP the expenses decreased from $542,000 to $460,000. This is a decrease of $82,000 or 15% from 2002. The decrease in expense was due to lower bad debt expense and less spending in most expense areas.

RESEARCH AND DEVELOPMENT decreased $17,000 in the 1st quarter of 2003 as compared to the 1st quarter of 2002. Expense decreases in the first quarter of 2003 as compared to the first quarter of 2002 were the result of the Company's decision to spend less on R&D. Since ZAP has transitioned from manufacturing to a sales and marketing organization, R&D expenses have decreased.

INTEREST EXPENSE decreased from $15,000 in the first quarter of 2002 to a minimal amount in 2003. The previous long-term note was converted to equity in mid 2002.

OTHER INCOME DECREASED from $14,000 in the first quarter of 2002 to zero in 2003 since no grant monies were received in the quarter. In the previous year ZAP had received funds from selected government grants.

REORGANIZATION ITEMS were less since the Company has completed its reorganization. In 2003 the amount reflects the quarterly trustee fee.

LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2003 net cash used by the Company for operating activities was $ 484,000. In the first quarter of 2002, the Company used cash for operations of $299,000. Cash used in the first quarter of 2003 was comprised of the net loss before reorganization items incurred for the quarter of $432,000 plus net non-cash expenses of $211,000 and the net change in operating assets and liabilities resulting in a further use of cash of $263,000. Cash used in operations in the first quarter of 2002 was comprised of the net loss incurred for the quarter of $521,000, offset by net non-cash expenses of $207,000, and the net change in operating assets and liabilities in providing cash of $15,000.

Investing activities used cash of $5,000 in the first quarter of 2003 and used $55,000 during the first quarter ended March 31, 2002. In 2003 the cash was used to purchase equipment. In 2002 the funds were used to purchase equipment and to invest in a joint venture.

Financing activities provided cash of $442,000 and $11,000 during the first quarters ended March 31, 2003 and 2002, respectively.

At March 31, 2003 the Company had cash of $303,000 compared to $499,000 at March 31, 2002. At March 31, 2003, the Company had working capital of $2.2 million, as compared to working capital of $2.1 million at March 31, 2002. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

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

SEASONALITY AND QUARTERLY RESULTS
The Company's business is subject to seasonal influences. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company is marketing worldwide and is not substantially impacted by U.S. seasonality.

INFLATION
Our raw materials and finished products are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

The Company has become aware that the California Department of Motor Vehicles
(DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings did result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of sale vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars.

On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by shareholders of Advanced Wireless Systems, Inc. The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind both acquisitions and have alleged monetary damages in an amount not specified in their complaint. The plaintiff has requested that the lawsuit be dismissed. A motion was filed in April 2003 to dismiss the action.



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

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

I, Steve Schneider, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of ZAP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                 /s/ Steve Schneider
                                                   --------------------------
                                                      Steve Schneider
                                                      Director and
                                                      Chief Executive Officer

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

I, William Hartman, certify that:

1.     I have reviewed this Quarterly report on Form 10-QSB of ZAP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003                                 /s/ William Hartman
                                                   --------------------------
                                                      William Hartman
                                                      Chief Financial Officer

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ZAP
              ------------------------
                    (Registrant)

SIGNATURE                                    TITLE                   DATE


/s/   Steve Schneider                  Director / CEO           May 12, 2003
      ----------------------------


/s/   William Hartman                  CFO                      May 12, 2003
      ----------------------------