Form 10QSB
period 2003-06-30
ZAP
filed 2003-08-13
CIK 1024628

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended June 30, 2003

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

            14,879,211 shares of common stock as of August 13, 2003.

     Transitional Small Business Disclosure Format           Yes[_]   No[X]

================================================================================

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
            ZAP

               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
           (IN THOUSANDS)

                                                                                          JUNE 30, 2003
                                                                                             --------
                                               ASSETS
           CURRENT ASSETS
                Cash and cash equivalents                                                    $    453
                Accounts receivable, net of allowance
                    for doubtful accounts of $885                                                 500
                Inventories                                                                     1,305
                Prepaid expenses and other current assets                                         549
                                                                                             --------
                             Total current assets                                               2,807

           PROPERTY AND EQUIPMENT, net of                                                       3,557
                accumulated depreciation of $1,047

           OTHER ASSETS
               Patents and trademarks, net                                                        235
               Goodwill                                                                           851
               Deposits and other                                                                   8
                                                                                             --------
                             Total assets                                                    $  7,458
                                                                                             ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

           CURRENT LIABILITIES
                Current portion of long-term debt                                            $    231
                Accounts payable                                                                  760
                Accrued liabilities                                                               222

                Advances from related party                                                        21
                                                                                             --------
                             Total current liabilities                                          1,234


           LONG-TERM LIABILITIES
                 Long -term debt, less current portion                                          2,195
                                                                                             --------
                             Total liabilities                                                  3,429
                                                                                             --------



           SHAREHOLDERS' EQUITY
               Preferred stock:  authorized 50,000 shares; no par value,
                  no shares outstanding
               Common stock:  authorized 100,000 shares;
                  no par value, issued and outstanding 14,479 shares                           24,210

                Notes receivable from shareholders, net of allowance of $205                     (810)
                Accumulated deficit                                                           (19,371)
                                                                                             --------
                         Total shareholders' equity                                             4,029
                                                                                             --------

                         Total liabilities and shareholders' equity                          $  7,458
                                                                                             ========

            See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                            ---------------------------           ---------------------------
                                                              2003               2002               2003               2002
                                                            --------           --------           --------           --------
NET SALES                                                   $  1,366           $    360           $  2,894           $    780

COST OF GOODS SOLD                                             1,190                226              2,395                540
                                                            --------           --------           --------           --------

GROSS PROFIT                                                     176                134                499                240

OPERATING EXPENSES
          Sales and marketing                                    151                 66                342                133
          General and administrative                             754                574              1,318              1,116
          Research and development                              --                   13               --                   30
          Loss on disposals of fixed assets                      100               --                  100               --
                                                            --------           --------           --------           --------
                                                               1,005                653              1,760              1,279
                                                            --------           --------           --------           --------
LOSS FROM OPERATIONS                                            (829)              (519)            (1,261)            (1,039)
                                                            --------           --------           --------           --------

OTHER INCOME (EXPENSE)
          Interest income (expense)                                1                  5                 (7)               (10)
          Other income (expense)                                (207)                13               (207)                27
                                                            --------           --------           --------           --------
                                                                (206)                18               (214)                17
                                                            --------           --------           --------           --------
LOSS BEFORE REORGANIZATION ITEMS
AND EXTRAORDINARY GAIN                                         (1035)              (501)            (1,475)            (1,022)

REORGANIZATION ITEMS:
          Professional fees                                       15                126                 15                165
          Cost to reject executory contracts                    --                   31               --                   31
                                                            --------           --------           --------           --------
                                                                  15                157                 15                196
                                                            --------           --------           --------           --------

LOSS BEFORE EXTRAORDINARY GAIN                                (1,050)              (658)            (1,490)            (1,218)

EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT                       --                4,058               --                4,058
                                                            --------           --------           --------           --------

NET INCOME (LOSS)                                           $ (1,050)          $  3,400           $ (1,490)          $  2,840
                                                            ========           ========           ========           ========

NET LOSS PER COMMON SHARE --
BASIC AND DILUTED
          Loss per share before extraordinary gain          $  (0.07)          $  (0.54)          $  (0.11)          $  (1.24)
          Extraordinary gain                                    --                 3.36               --                 4.14
                                                            --------           --------           --------           --------
          Net income (loss) per share                       $  (0.07)          $   2.82           $  (0.11)          $   2.90
                                                            ========           ========           ========           ========

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING --
BASIC AND DILUTED                                             14,139              1,206             13,147                980
                                                            --------           --------           --------           --------

                   See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                       -------------------------
                                                                                         2003              2002
                                                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                  $(1,490)          $ 2,840
    Adjustments to reconcile net income (loss) to
      net cash used for operating activities:
      Depreciation and amortization                                                        133               123
      Reorganization items, net                                                           --                 196
      Extraordinary gain on forgiveness of debt                                           --              (4,058)
      Loss on disposal of assets                                                           100              --
      Allowance for doubtful accounts                                                      205               121
      Issuance of common stock for services                                                189              --
      Issuance of common stock for interest expense                                         19              --
      Changes in:
        Accounts receivable                                                                (96)              248
        Inventories                                                                        335               134
        Prepaid expenses and other current assets                                          (70)              102
        Deposits                                                                            13               (19)
        Accounts payable                                                                   262               100
        Accrued liabilities and customer deposits                                          (24)             (245)
        Advances from related party                                                        (54)             --
                                                                                       -------           -------
                                    Net cash used for operating activities                (478)             (458)
                                                                                       -------           -------

CASH FLOWS FROM INVESTING ACTIVITES
    Purchase of equipment                                                                   (5)               (5)
    Investment in joint venture                                                           --                 (47)
                                                                                       -------           -------
                                    Net cash used for investing activities                  (5)              (52)
                                                                                       -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock, net of stock offering costs                                      436                28
    Proceeds from debt                                                                     228              --
    Draw on convertible promissory note                                                   --                   4
    Principal repayments on long-term debt                                                 (78)             --
    Payments on obligations under capital leases                                          --                 (17)
                                                                                       -------           -------
                                    Net cash provided by financing activities              586                15
                                                                                       -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       103              (494)

CASH AND CASH EQUIVALENTS, beginning of period                                             350               842
                                                                                       -------           -------

CASH AND CASH EQUIVALENTS, end of period                                               $   453           $   348
                                                                                       =======           =======

               See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The financial statements presented herein, as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of debt and preferred stock have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive.

Effective July 1, 2002, ZAP acquired all of the outstanding shares of RAP and Voltage Vehicle ("VV"), which became wholly-owned subsidiaries. The following summarized unaudited pro forma financial information assumes the acquisition occurred on January 1, 2002:

                                                                    June 30, 2002
                                                       -----------------------------------------
                                                       3 months ended            6 months ended
                                                       ---------------           ---------------
     Net sales                                         $         2,352           $         4,764
     Loss before extraordinary gain                               (565)                   (1,033)
     Loss per share before extraordinary gain                    (0.15)                    (0.41)

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Had compensation expense for the Company's stock options been recognized based upon the fair value for awards granted, the Company's net loss for the three and six months ended June 30, 2003 and 2002 would have been increased to the following pro forma amounts (in thousands, except per share data):

IN THOUSANDS EXCEPT PER SHARE AMOUNTS                     THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                           -------------------------           -------------------------
                                                             2003              2002              2003              2002
                                                           -------------------------           -------------------------
Net loss before extraordinary gain (As reported)           $(1,050)          $  (658)          $(1,490)          $(1,218)
Deduct: Employee stock-based compensation expense
     determined under fair value                               (10)               (5)              (60)              (15)
                                                           -------------------------           -------------------------
         Pro forma                                         $(1,060)          $  (663)          $(1,550)          $(1,233)
                                                           =========================           =========================
Basic and diluted per share:
         As reported                                       $ (0.07)          $ (0.54)          $ (0.11)          $ (1.26)
                                                           =========================           =========================
         Pro forma                                         $ (0.07)          $ (0.54)          $ (0.12)          $ (1.26)
                                                           =========================           =========================

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company has a history of losses, and may not achieve or maintain profitability. The Company's continuation as a going concern is directly dependent upon its ability to increase sales or implement cost savings measures, and obtain additional financing on acceptable terms. The Company will require substantial additional capital in the short term to remain a going concern. A substantial portion of the Company's growth in the past three years has resulted from acquisitions, and the Company may not be able to identify, complete and integrate future acquisitions.

Other risks include, but are not limited to, the following:

The Company faces intense competition, which could cause it to lose market share. Changes in the market for electric vehicles could cause the Company's products to become obsolete or lose popularity. Assurances cannot be made that growth in the electric vehicle industry will continue. The Company's business may suffer if growth in the electric vehicle industry ceases or if the Company is unable to maintain the pace of industry demands. The Company may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in its competitive position. The failure of certain key suppliers to provide the Company with components could have a severe and negative impact on the Company's business. Product liability or other claims could have a material adverse effect on the Company's business. The Company may not be able to protect its Internet address. The Company's success is heavily dependent on protecting its intellectual property rights and distribution contracts.

(2) PRINCIPLES OF CONSOLIDATION-The accounts of the Company and its subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions.

(3) USE OF ESTIMATES -The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

ACCOUNTS RECEIVABLE. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY. The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional reserves may be deemed necessary.

RECOVERY OF LONG-LIVED ASSETS. The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

LEGAL ACCOUNTS. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

(4) PROPERTY AND EQUIPMENT-During March 2003, the Company purchased a three-story office building in downtown Santa Rosa, California at 300 B Street with approximately 20,000 square feet of space for approximately $3.2 million consisting of $2 million convertible debt, 581,395 shares of common stock and 250,000 shares of Class B warrants. The $2 million convertible note is due in 22 years, with annual interest at 2% for the first two years, and at the prime rate (as defined) plus 2% thereafter. No payments are due until after two years, at which time, the note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at an agreed upon conversion price (as defined). The new facility will be the corporate headquarters of ZAP and has space for a retail Company store. The Company moved from its Sebastopol, California headquarters located on Morris Street during April 2003.

(5) COMMON STOCK-On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ.

The Company issued approximately 1.5 million shares of common stock in the first quarter ended March 31, 2003. Approximately 600,000 of these shares were issued in payment of part of the purchase price of the new corporate headquarters. In addition, 265,000 shares at approximately $1.50 per share were issued to Daka as an advance on future inventory purchases. The Company also issued 410,000 shares at $1 per share in exchange for cash and notes receivable. The remaining 225,000 shares were issued to pay off debt, and for advertising expenditures, and professional services, at share prices ranging from $1 to $1.50.

The Company issued approximately 1 million shares of common stock in the second quarter ended June 30, 2003. Approximately 200,000 of the shares were issued for cash (weighted average price per share $1.13), advertising and professional services (per share price between $1.13 and $1.57). Of the remaining shares issued during the quarter, 400,000 shares were issued at $1.00 per share for a note receivable as part of collateral for a short term loan, and 200,000 shares were issued at $1.40 per share to a shareholder for a long term note, payable in 2008. At June 30, 2003 the Company had a total of approximately $1 million in notes receivable from shareholders for common stock issued to them. A reserve of $205,000 (and charged to other expense) was also established in the quarter ended June 30, 2003, since one shareholder has not met the payment terms. The Company is presently seeking repayment from the shareholder.

(6) LITIGATION- From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

On May 20, 2003 the RAP Group, Inc, a wholly owned subsidiary of ZAP, was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to a Dealer Agreement. The plaintiff is seeking damages in the amount of $ 546,108 plus interest. The pending action is in the preliminary stage. The Company intends to mount a vigorous defense in this action. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting the dealership into a wholesale distributor for its electric cars.

(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
Cash paid during the period for interest                      $ --        $   15
Cash paid during the period for income taxes                  $ --        $ --
Non-cash investing and financing activities:
     Note and stock issued to purchase land and building      $3,292      $ --
     Stock issued for:
       Notes receivable                                       $1,015      $ --
       Inventory purchases                                    $   28      $ --
       Advance on future inventory purchases                  $  325      $ --
       Repayment of long-term debt                            $   56      $1,500
       Purchase of equipment                                  $   13      $ --

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB, INCLUDING INFORMATION SET FORTH UNDER THIS ITEM 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

OVERVIEW

ZAP (the "Company" or "ZAP") was incorporated under the laws of the State of California, on September 23, 1994, as "ZAP Power Systems". The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. The Company has grown from a single product line to a full line of electric vehicle products. Essentially all of the Company's domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

The Company's business strategy has been to develop, acquire and commercialize advanced transportation including electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2003, the Company continued to enhance and broaden its electric vehicle product line. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the electrical vehicle industry and strategic alliances with certain manufacturers, distributors and sales organizations located worldwide.

The Company's business goal is to become the largest and most complete distribution portal for advanced transportation and electric vehicles. In 2003, the Company continues to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

According to various sources, the Company has developed perhaps the strongest brand names in the electric vehicle industry.

PRODUCT SUMMARY- ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts manufactured by various subcontractors.

Some of ZAP's major product lines are:

ZAP LIGHT UTILITY VEHICLE (LUV) (TM) -This vehicle is part of a new class of automobile called a Neighborhood Electric Vehicle (NEV). This category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design that comes from Italy. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. It is one of the first NEV's complete with doors and amenities found on conventional automobiles.

SEA-DOO(R) SEASCOOTER(TM) -The Sea-Doo SeaScooter (TM) is a revolutionary affordable underwater propulsion device designed to pull swimmers, snorkelers and divers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

ELECTRIC VEHICLE RENTAL PROGRAM- ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

OTHER SUBSIDIARY BUSINESSES-The Company completed its acquisition of Voltage Vehicles and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicles authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. Voltage Vehicles began business in February 2001, and is a relatively new enterprise. The acquisition of Voltage Vehicles and the RAP Group is expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is also expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Since the acquisition, ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products.

The Company has a $1.3 million backlog of orders and purchase contracts on hand for various products and electric vehicles as of August 13, 2003. The Company expects to fill these orders within the current fiscal year.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and Notes) for the periods indicated:

                                                           THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                           --------------------------       ------------------------
                                                              2003           2002             2003           2002
                                                              ----           ----             ----           ----
STATEMENTS OF OPERATIONS DATA:
         Net sales .....................................     100.0%          100.0%          100.0%          100.0%
         Cost of sales .................................      87.1            62.8            82.7            69.2
         Gross profit loss .............................      12.9            37.2            17.3            30.8
         Operating expenses ............................      73.6           181.4            60.8           164.0
         Loss from operations ..........................     (60.7)         (144.2)          (43.6)         (133.2)
         Other income (expenses) .......................     (15.1)            5.0            (7.4)            2.1
         Loss before reorganization items
           and extraordinary gain ......................     (75.8)         (139.2)          (51.0)         (131.1)
         Reorganization items-professional fees, etc ...       1.1            43.6             0.5            25.1
         Loss before extraordinary gain ................     (76.9)         (182.8)          (51.5)         (156.2)

NOTE: The results for 2003 include two quarters' activity for the newly acquired companies of RAP Group Inc. and Voltage Vehicles. Since Voltage Vehicles is still in the development stage the majority of the results of the combined Company are affected by RAP.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

NET SALES for the quarter ended June 30, 2003 were $1.4 million compared to $360,000 for the quarter ended June 30, 2002. RAP's net sales accounted for $795,000 of second quarter sales in 2003. Net sales of ZAP excluding the RAP Group were $571,000 for the quarter ended June 30, 2003 compared to $360,000 for the quarter ended June 30, 2002. The increase in overall sales of the combined Company was primarily due to the acquisition of the RAP Group. Sales of ZAP excluding the RAP Group were higher due to increased shipments of SeaScooters.

GROSS PROFIT was $176,000 for the quarter ended June 30, 2003 compared to $134,000 for the quarter ended June 30, 2002. The RAP Group accounted for $54,000 of the gross profit for the quarter ended June 30, 2003. The gross profit of ZAP excluding the RAP Group decreased from $134,000 for the quarter ended June 30, 2002 to $122,000 for the quarter ended June 30, 2003. The decrease in gross profit results from a change in ZAP's product mix.

SALES AND MARKETING expenses in the second quarter of 2003 were $151,000 as compared to $66,000 in 2002. RAP's expenses were $33,000. The expenses of ZAP excluding the RAP Group were $118,000 for the second quarter of 2003 compared to $66,000 for the second quarter of 2002. The expenses of ZAP excluding the RAP Group increased by $52,000, or 79%, from 2002 to 2003. As a percentage of sales, selling expenses of ZAP excluding the RAP Group were 21% for the second quarter of 2003 compared to 18% for the second quarter of 2002. The higher expenses were due to greater expenses for trade shows and advertising and marketing. ZAP began a new campaign to promote the SeaScooters with magazine ads, etc., and the ZAP LUV(TM) line and ZAP's full line of electric vehicles.

GENERAL AND ADMINISTRATIVE expenses for the second quarter of 2003 were $754,000 as compared to $574,000 in 2002. RAP's portion of the 2003 expenses were $172,000. The expenses of ZAP excluding the RAP Group increased from $574,000 to $582,000. This is an increase of $8,000 or 1% from 2002. The minor increase in expenses reflects continuing efforts by the Company to control and reduce costs.

RESEARCH AND DEVELOPMENT decreased to zero in the second quarter of 2003 as compared to $13,000 for the second quarter of 2002. Since ZAP has transitioned from manufacturing to a sales and marketing organization, R&D expenses have decreased.

LOSS ON DISPOSAL OF FIXED ASSETS of $100,000 represents write-offs of leasehold improvements at ZAP's former corporate headquarters and molds held by ZAP's previous foreign contract manufacturer. The Company is currently attempting to have the molds returned.

INTEREST INCOME decreased from $5,000 in the second quarter of 2002 to $1,000 in the second quarter of 2003. The difference was primarily due to an interest expense adjustment.

OTHER INCOME (EXPENSE) decreased from $13,000 in income in the first quarter of 2002 to an expense of ($207,000) in 2003. Included in other expense is a $205,000 reserve for notes receivable from shareholders. One shareholder has not met the repayment terms required by the note due to the Company.

REORGANIZATION ITEMS were less in the second quarter of 2003 compared to 2002, because the Company has completed its reorganization. In 2003 the amount reflects the quarterly trustee fee of approximately $15,000.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES for the six months ended June 30, 2003, were $2.9 million compared to $780,000 for the six months ended June 30 in the prior year. RAP accounted for $1.9 million of overall net sales for the six months ended June 30, 2003. The net sales for ZAP excluding the RAP Group were $1 million and $780,000 for the six months ended June 30, 2003 and 2002, respectively, an increase of approximately $200,000. The increase in overall sales for the combined Company was primarily due to the acquisition of the RAP Group. The sales of ZAP excluding the RAP Group were greater due to higher shipments of SeaScooters, a product that was launched subsequent to June 30, 2002.

GROSS PROFIT was $499,000 for the six months ended June 30, 2003 compared to $240,000 for the six months ended June 30, 2002. The RAP Group accounted for $270,000 of the gross profit for the six months ended June 30, 2003. ZAP's gross profit excluding the RAP Group, decreased from a $240,000 to $229,000 in 2003. The decrease in gross profit results from a change in ZAP's product mix.

SALES AND MARKETING EXPENSES in the first six months of 2003 were $342,000 as compared to $133,000 in 2002. RAP's expenses were $112,000. ZAP's portion of selling expenses was $230,000 in 2003 compared to $133,000 in 2002. This was an increase of $97,000 or 73% from 2002 to 2003. As a percentage of sales of the Company, sales and marketing expenses for ZAP excluding the RAP Group increased from 17% to 23% for the six months ended June 30, 2003. The higher expenses were due to greater expenses for trade shows and advertising and marketing. ZAP began a new aggressive campaign to promote the SeaScooters with magazine ads etc. and the ZAP LUV(TM) line and its ZAP line of electric vehicles.

GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2003 were $1.3 million as compared to $1.1 million in the six months ended June 30, 2002. RAP's portion of the 2003 expenses were $267,000. General and Administration expenses for ZAP excluding the RAP Group decreased from $1.1 million to $1 million; this is a decrease of $100,000 or 9% from 2002. The decrease in expense was due to less spending in most areas.

RESEARCH AND DEVELOPMENT expenses decreased to zero for the first six months of 2003 as compared to $30,000 for the first six months of 2002. Since ZAP has transitioned from manufacturing to a sales and marketing organization, R&D expenses have decreased.

LOSS ON DISPOSAL OF FIXED ASSETS -- for an explanation see above under the quarterly analysis.

INTEREST EXPENSE decreased by $3,000 to an expense of ($7,000) for the first six months of 2003 as compared to ($10,000) for the first six months of 2002. The decrease was due to an adjustment in interest due.

OTHER INCOME (EXPENSE) decreased from $27,000 of income in the first six months of 2002 to $207,000 of expenses in 2003. The major reason for the decrease is due to a $205,000 reserve for notes receivable from shareholders. One shareholder has not met the repayment terms required by the note due to the Company.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2003, net cash used by the Company for operating activities was $478,000. In the first six months of 2002, the Company used cash for operations of $458,000. Cash used in the first six months of 2003 was comprised of the net loss of approximately $1.5 million plus net non-cash expenses of $646,000, plus cash provided by the net change in operating assets and liabilities of $366,000. Cash used in operations in the first six months of 2002 was comprised of the net income incurred for the period of approximately $2.8 million, offset by net non-cash income of $3.6 million, and the net change in operating assets and liabilities in providing cash of $320,000.

Investing activities used cash of $5,000 in the first six months of 2003 and $52,000 during the first six months ended June 30, 2002. In 2003, the cash was used to purchase equipment. In 2002 the funds were used to purchase equipment and to invest in a joint venture.

Financing activities provided cash of $586,000 for the six months ended June 30, 2003. In the first six months ended June 30, 2002, financing activities provided cash of $15,000.

At June 30, 2003 the Company had cash of $453,000 compared to $348,000 at June 30, 2002. The Company had working capital of $1.6 million at both June 30, 2003 and 2002. The Company, at present, does not have a credit facility in place with a bank or other financial institution. However, the Company has recently established a purchase order financing relationship with a financing concern.

The Company may not be able to meet our future cash requirements for the rest of the current fiscal year unless new financing is obtained. Toward this end, we have held discussions with various parties, but no formal agreements have been reached to date. We will need short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future.

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

On May 20, 2003 the RAP Group, Inc, a wholly owned subsidiary of ZAP, was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff is seeking damages in the amount of $ 546,108 plus interest. The pending action is in the preliminary stage. The Company intends to mount a vigorous defense in this action. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was due to the RAP Group's untimely transfers of pink slips for vehicle sales and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting the dealership into a wholesale distributor for its electric cars.

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


                      ZAP
               --------------------
                  (Registrant)

SIGNATURE                            TITLE                         DATE


/s/  Steve Schneider                 Director / CEO           August 13, 2003
---------------------------------


/s/  William Hartman                 CFO                      August 13, 2003
---------------------------------