Form 10KSB/A
period 2002-12-31
ZAP
filed 2003-09-15
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-KSB/A

                                 Amendment No. 2


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

                                501 FOURTH STREET
                              SANTA ROSA, CA 95401
                                 (707) 525-8658
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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

                                EXPLANATORY NOTE

This Amendment No.2 to our Annual Report on Form-10KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 that was filed on March 31, 2003, in order to add the following information :

     1) In Part I under Management's Discussion and Analysis under Liquidity and Capital Resources the first paragraph was changed to include a sentence as to explain why cash increased by $1.8 million.

     2) In Part II Item #7 -Financial Statements was revised to include a copy of ZAP's former auditor's opinion on the Financial Statement for the Form 10KSB for the fiscal year ended December 31, 2001.

     3) In Part I, Item #3 and Part II Note N to the Financial statements a sentence was added wherein management has indicated that no material loss will result due to the current litigation.

     4) In Part II Note B to the Financial Statements -Summary of Significant Accounting Policies the Revenue Recognition policy was clarified to explain why revenues would be recognized when products are shipped rather than when title passes to the ultimate customer upon delivery. Also in Note B the Goodwill policy was expanded to disclose the purchase price allocated to individual assets and liabilities for the acquisition of VV and the RAP Group on July1, 2002. In addition, the date was disclosed that the Company has chosen for annual goodwill impairment testing and also how the 2002 goodwill impairment arose.




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



                                 ZAP
                                 (Registrant)


                                 By  /s/ Steve Schneider
                                     ------------------------------------------
                                     (Steve Schneider, Chief Executive Officer)

                                 Date  September 15, 2003
                                       ----------------------------------------

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

On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by shareholders of Advanced Wireless Systems, Inc. The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind both acquisitions and have alleged monetary damages in an amount not specified in their complaint. The plaintiff has requested that the lawsuit be dismissed. A motion will be filed in April 2003 to dismiss the action. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's financial position or results of operations.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $ 307,000 and $2.4 million during the years ended December 31, 2002 and 2001 respectively. Cash used in operations in 2002 was the result of the net loss incurred for the year of $2.8 million, offset by net non-cash income of $492,000 and the net change in operating assets and liabilities resulting in a cash increase of $1.8 million. The increase in cash was due to a decrease in accounts receivable of $903,000 and a decrease in inventory of $875,000. Cash used in operations in 2001 was the result of the net loss incurred for the year of $9.2 million, which was offset by net non-cash expenses of $3.4 million, and the net change in assets and liabilities resulting in a further use of cash of $3.4 million.

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

         A) Report of ZAP's former accountant for the previous Year ended December 31, 2001


               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
ZAP

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

         B) FINANCIAL STATEMENTS

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

         Revenue recognition
         -------------------
         Product sales, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as "F.O.B. Shipping Point." For consignment sales, revenue is recognized when sales are reported by the consignee.

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

         On July 1, 2002, the Company purchased all assets of the RAP Group Inc, and of Voltage vehicles for common stock valued at $1.4 million and $175,000 respectively.

         The purchase price of the RAP Group, Inc. was allocated as follows(thousands):

         Accounts receivable                           $     630
         Inventory                                           442
         Property and equipment                               24
         Goodwill                                            525
         Liabilities assumed                                (221)
                                                       ---------
                                                       $   1,400
                                                       =========
         Consideration paid (thousands):

         Common stock                                  $   1,400
                                                       ---------
                                                       $   1,400
                                                       =========

         The purchase price of the Voltage Vehicles was allocated as follows(thousands):

         Accounts receivable                           $       5
         Inventory                                           129
         Goodwill                                            276
         Liabilities assumed                                (235)
                                                       ---------
                                                       $     175
                                                       =========
         Consideration paid (thousands):

         Common stock                                  $     175
                                                       ---------
                                                       $     175
                                                       =========


         Effective May 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth calendar quarter of each year.

         In connection with the Company's adoption of SFAS No. 142, the Company completed a valuation of Rap, Voltage and EMB. The valuation was based on the Company's discounted projected cash flows. This valuation indicated that the fair value of EMB was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $50,000 in the financial statements as the cumulative effect of adopting SFAS No. 142. Impairment of goodwill during 2002 and 2001 was $50,000 and $2,610,000, respectively. The amortization of goodwill during 2001 was $344,000.

         Goodwill consists of the following (in thousands):

                                                      December 31,
                                                          2002
                                                       ---------
         EMB                                           $      50
         RAP                                           $     525
         Voltage Vehicles                              $     276
                                                       ---------
                                                       $     851
                                                       =========

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

         On September 9, 2002, ZAP and certain of its Directors were named as a co-defendant in a lawsuit filed in the Superior Court of the State of California by Shareholders of Advanced Wireless Systems, Inc. The suit alleges that ZAP improperly acquired both the RAP Group, Inc and Voltage Vehicles. Plaintiffs seek to rescind the acquisitions and have alleged monetary damages in an amount not specified in their complaint. The plaintiff has requested that the lawsuit be dismissed. A motion will be filed in April 2003 to dismiss the action. Management believes that the ultimate resolution of this claim will not have a material adverse effect on the Company's financial position or results of operations.

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

10.2   ZAP's Approved Second Amended Plan of Reorganization of June 20, 2002 (6)

23.1   Consent of Odenberg, Ullakko, Muranishi & Co. LLP*

31.1   Certification of Chief Executive Officer.

31.2   Certification of Chief Financial Officer.


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


Signature                      Title                              Date
---------                      -----                              ----


/s/  Steve Schneider           CEO                                March 28, 2003
---------------------------


/s/  William R. Hartman        CFO                                March 28, 2003
---------------------------


/s/  Gary Starr                Director / Chairman of the Board   March 28, 2003
---------------------------


/s/  Louis Auletta             Director                           March 28, 2003
---------------------------


/s/  Michael Coder             Director                           March 28, 2003
---------------------------


/s/  Lawrence W. McLaughlin    Director                           March 28, 2003
---------------------------