Form 10QSB
period 2003-09-30
ZAP
filed 2003-11-13
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------------
                For the quarterly period ended September 30, 2003

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

     16,067,882 shares of common stock as of November 12, 2003.

     Transitional Small Business Disclosure Format       Yes [_]   No [X]

================================================================================

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                       ZAP
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                ------------------------------------------------
                                 (IN THOUSANDS)


                                                                            September 30,
                                                                                 2003
                                                                             ------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $        156
     Accounts receivable, net of allowance for doubtful accounts of $895              774
     Inventories                                                                    1,632
     Prepaid expenses and other current assets                                        414
                                                                             ------------
            Total current assets                                                    2,976


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,132                   4,031

OTHER ASSETS
     Patents and trademarks, net                                                      226
     Goodwill                                                                         851
     Deposits and other                                                               128
                                                                             ------------
            Total assets                                                     $      8,212
                                                                             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                       $        143
     Accounts payable                                                                 737
     Accrued liabilities                                                              915
     Advances from related party                                                       19
                                                                             ------------
            Total current liabilities                                               1,814

LONG-TERM LIABILITIES
     Long -term debt, less current portion                                          2,164
                                                                             ------------
            Total liabilities                                                       3,978
                                                                             ------------


SHAREHOLDERS' EQUITY
     Preferred stock, authorized 50,000 shares; no par value,
        no shares outstanding
     Common stock, authorized 100,000 shares of no par value;
        issued and outstanding 15,807 shares                                       25,861
     Less notes receivable from shareholders, net of allowance of $451               (757)
     Accumulated deficit                                                          (20,870)
                                                                             ------------
            Total shareholders' equity                                              4,234
                                                                             ------------
            Total liabilities and shareholders' equity                       $      8,212
                                                                             ============


                       See accompanying notes to condensed
                  consolidated financial statements (unaudited)

                                       ZAP
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------
                       (INTHOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           2003              2002              2003              2002
                                                       ------------      ------------      ------------      ------------

NET SALES                                              $      1,625      $      2,044      $      4,519      $      2,824

COST OF GOODS SOLD                                            1,147             1,747             3,542             2,287
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                    478               297               977               537

OPERATING EXPENSES
     Sales and marketing                                        232               216               574               349
     General and administrative                               1,473               590             2,791             1,706
     Research and development                                    --                --                --                30
     Loss on disposal of fixed assets                            --                --               100                --
                                                       ------------      ------------      ------------      ------------
                                                              1,705               806             3,465             2,085
                                                       ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS BEFORE REORGANIZATION
  ITEMS AND EXTRAORDINARY GAIN (LOSS)                        (1,227)             (509)           (2,488)           (1,548)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Interest expense, net                                      (24)               (3)              (31)              (13)
     Other income (expense)                                    (239)                1              (446)               28
                                                       ------------      ------------      ------------      ------------
                                                               (263)               (2)             (477)               15
                                                       ------------      ------------      ------------      ------------

LOSS BEFORE REORGANIZATION ITEMS AND
  EXTRAORDINARY GAIN (LOSS)                                  (1,490)             (511)           (2,965)           (1,533)

REORGANIZATION ITEMS:
     Professional fees                                            7                (6)               22               159
     Provision to rejected executory contracts                   --                --                --                31
                                                       ------------      ------------      ------------      ------------
                                                                  7                (6)               22               190
                                                       ------------      ------------      ------------      ------------
LOSS BEFORE EXTRAORIDINARY GAIN (LOSS)                       (1,497)             (505)           (2,987)           (1,723)

EXTRAORDINARY GAIN (LOSS) ON FORGIVENESS OF DEBT                 --               (75)               --             3,983
                                                       ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                      $     (1,497)     $       (580)     $     (2,987)     $      2,260
                                                       ============      ============      ============      ============

NET LOSS PER COMMON SHARE
BASIC AND DILUTED
     Loss per share before extraordinary gain          $      (0.10)     $      (0.08)     $      (0.22)     $      (0.58)
     Extraordinary gain (loss)                                   --             (0.01)               --              1.35
                                                       ------------      ------------      ------------      ------------
     Net income (loss) per share-basic and diluted     $      (0.10)     $      (0.09)     $      (0.22)     $       0.77
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED                                            15,102             6,779            13,804             2,946
                                                       ------------      ------------      ------------      ------------

                       See accompanying notes to condensed
                  consolidated financial statements (unaudited)

                                       ZAP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                                 (IN THOUSANDS)



                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                     $     (2,987)     $      2,260
   Adjustments to reconcile net income (loss) to
   net cash used for operating activities:
      Depreciation and amortization                               247               185
      Extraordinary gain on forgiveness of debt                    --            (3,983)
      Loss on disposal of fixed assets                            100                --
      Allowance for doubtful accounts                            (140)              302
      Issusance of stock for services                             271                --
      Issuance of stock for interest expense                       19                --


   Changes in:
      Accounts Receivable                                         221               190
      Inventories                                                 337               114
      Deposits                                                   (107)               (4)
      Prepaid expenses and other assets                            82               (52)
      Accounts payable                                            239               179
      Accrued liabilities                                         663              (187)
      Advances from related parties                               (56)               --
                                                         ------------      ------------
          Net cash used in operating activities                (1,111)             (996)
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITES
   Purchase of equipment                                           (8)              (81)
   Investment in joint venture                                     --               177
                                                         ------------      ------------
          Net cash provided by (used for)
          investing activities                                     (8)               96
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of stock offering costs              838                28
   Proceeds from issuance of debt                                 228                --
   Draw on convertible promissory note                             --               500
   Principal repayments on long-term debt                        (141)               (8)
   Payments on obligations under capital leases                    --               (19)
                                                         ------------      ------------
          Net cash provided by financing activities               925               501
                                                         ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (194)             (399)


CASH AND CASH EQUIVALENTS beginning of period                     350               842
                                                         ------------      ------------
CASH AND CASH EQUIVALENTS end of period                  $        156      $        443
                                                         ============      ============



                       See accompanying notes to condensed
                  consolidated financial statements (unaudited)

                                       ZAP
       NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
       ------------------------------------------------------------------

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

The financial statements presented herein, as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

Basic and diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive.

Effective July 1, 2002, ZAP acquired all of the outstanding shares of RAP and Voltage Vehicle ("VV"), which became wholly owned subsidiaries. The following summarized unaudited pro forma financial information assumes the acquisition occurred on January 1, 2002: (in thousands except per share amounts)

                                                            Nine Months Ended
                                                           September 30, 2002
                                                           ------------------
      Net sales                                                $    6,808
      Loss before extraordinary gain                               (1,538)
      Loss per share before extraordinary gain                      (0.52)

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company measures stock-based compensation for option grants to employees and members of the board of directors using the intrinsic value method. Had compensation expense for the Company's stock options been recognized based upon the fair value for awards granted, the Company's net loss for the three and nine months ended September 30, 2003 and 2002 would have been increased to the following pro forma amounts (in thousands, except per share data):

IN THOUSANDS EXCEPT PER SHARE AMOUNTS      THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------        -------------------------------
                                              2003                 2002              2003                 2002
                                           -------------------------------        -------------------------------
Net loss before extraordinary gain
   (As reported)                           $   (1,497)          $     (505)       $   (2,987)          $   (1,723)
Less Employee stock-based compensation
   expense determined under fair value            (10)                  (5)              (70)                 (20)
                                           -------------------------------        -------------------------------
      Pro forma                            $   (1,507)          $     (510)       $   (3,057)          $   (1,743)
                                           ===============================        ===============================
Basic and diluted per share:
      As reported                          $    (0.10)          $    (0.08)       $    (0.22)          $    (0.58)
                                           ===============================        ===============================
      Pro forma                            $    (0.10)          $    (0.08)       $    (0.22)          $    (0.58)
                                           ===============================        ===============================

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

Other risks include, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry will continue and our business may suffer if growth in the electric vehicle industry ceases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our Internet address. Our success is heavily dependent on protecting our intellectual property rights and our distribution contracts.

(2)   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY-The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional reserves may be deemed necessary.

LITIGATION-The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

RECOVERY OF LONG-LIVED ASSETS- The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

(3) INVENTORIES - The Inventories at September 30, 2003 are summarized as follows (thousands):

      Vehicles                             $  419
      Raw Materials                           861
      Finished Goods                          941
                                           ------
                                            2,221
      Less-inventory reserve                  589
                                           ------
                                           $1,632
                                           ======


(4) PROPERTY AND EQUIPMENT - During March 2003, the Company purchased a three-story office building in downtown Santa Rosa, California at 501 Fourth Street with approximately 20,000 square feet of space for approximately $3.2 million for $2 million in convertible debt, 581,395 shares of stock and 250,000 warrants. The $2 million convertible note is due in 22 years, with annual interest at 2% for the first two years, and thereafter at the prime rate (as defined) plus 2%. No payments are due until after two years, at which time, the note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at an agreed upon conversion price (as defined). The new facility is the corporate headquarters of ZAP and has space for a retail Company store. The Company moved from its Sebastopol, California headquarters located on Morris Street during April 2003.

(5) COMMON STOCK - On July 1, 2002, ZAP's stock began trading on the Over-the-Counter (OTC) Bulletin Board under the new stock symbol of ZAPZ.

The Company issued approximately 1.5 million shares of common stock in the first quarter ended March 31, 2003. Approximately 600,000 of these shares were issued in payment of part of the purchase price of the new corporate headquarters. In addition, 265,000 shares at approximately $1.50 per share were issued to Daka as an advance on future inventory purchases. The Company also issued 410,000 shares at $1 per share in exchange for cash and notes receivable. The remaining 225,000 shares were issued to pay off debt, advertising expenditures, and professional services, at share prices ranging from $1 to $1.50.

The Company issued approximately 1 million shares of common stock in the second quarter ended June 30, 2003. Approximately 200,000 shares were issued for cash (weighted average price per share $1.13), advertising expenditures and consulting services (per share price between $1.13 and $1.57). Of the shares issued during the quarter, 400,000 shares were issued at $1.00 per share for a note receivable as part of collateral for a short term loan, and 200,000 shares were issued at $1.40 per share to a shareholder for a long term note, payable in 2008.

During the third quarter ended September 30, 2003, approximately 1.3 million shares of common stock were issued for cash, inventory, rent, services and notes from shareholders. The services received by the Company were primarily for advertising, stock promotion and consulting expenses. Of the shares issued in the quarter 330,000 were issued for cash at a range from $1.00 to $1.30 per share, 326,000 were given to acquire the rental electric car fleet at $1.50 per share and 260,000 shares were issued to a shareholder in exchange for notes receivable at $1.07 per share.

As of September 30, 2003 the Company had notes receivable from shareholders, net of reserves, of $756,800. The total notes receivable are comprised of $110,700 that are unsecured and $246,100 that are secured by real property, which has not yet been appraised or assigned to the Company. In addition, another $400,000 represents a note from a shareholder for stock that was pledged as collateral for a short-term loan. In connection with these shareholder notes, the Company has established a reserve of $451,000 for potential losses.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The Company has held continued discussions with the lender.

(6) LITIGATION - From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

A Complaint for Declaratory Relief was filed against the Company in the United States Bankruptcy Court For The Northern District of California on September 18, 2003 by certain of the former preferred shareholders of the Company. The Complaint alleges that the plaintiffs have not received stock and warrants that were specified in the Second Amended Plan of Reorganization ("the plan") dated June 20, 2002. The plaintiffs further assert that the Company claimed to have redeemed the Plaintiffs Class A warrants in February of 2003. The Plaintiffs are requesting that the Court issue a declaratory judgment that the Company's purported redemption of the Plaintiffs Class A warrants in February is ineffectual and to order the Company to issue written certificates for each share of stock and each warrant specified in the plan. The Company has filed a rebuttal to these claims, and intends to vigorously assert its defense in the issuance of plaintiff's stocks and warrants and the propriety of its authorized redemption of plaintiff's unexercised warrants.

On May 20, 2003 the RAP GROUP, an independent operating subsidiary of ZAP, was named by Fireside Thrift Co. as a defendant in a lawsuit filed in the Superior Court of California. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff is seeking damages in the amount of $546,108 plus interest. The pending action is in the preliminary stage. The RAP Group, as a separate subsidiary, intends to mount a vigorous defense in this action. Management believes that it has adequately provided for the potential exposure on this matter.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. Part of ZAP's original business plan, considered converting the dealership into a wholesale distributor for its electric cars. The Company may also sell or close the RAP Group Dealership as it may no longer be part of ZAP's long-term business plan.

(7)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                        Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                       2003            2002
                                                     --------        --------
Cash paid during the period for interest             $     --        $     18
Cash paid during the period for income taxes         $     --        $     --
Non-cash investing and financing activities:
      Note and stock issued to purchase land
         and building                                $  3,292        $     --
      Stock issued for:
         Notes receivable                            $  1,208        $     --
         Purchase of fixed assets                    $    576        $     --
         Inventory purchases                         $    370        $     --
         Prepaid expenses                            $    342        $     --
         Repayment of long-term debt                 $     56        $  1,500
         Stock issued for acquisition of RAP
         and Voltage Vehicle                         $     --        $  2,970

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements. Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

OVERVIEW

ZAP (the "Company" or "ZAP") was incorporated under the laws of the State of California, on September 23, 1994, as "ZAP Power Systems". The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. The Company has grown from a single product line to a full line of electric vehicle products. Essentially all of the Company's manufacturing has been transferred to lower-cost overseas contract manufacturers.

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

PRODUCT SUMMARY- ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, neighborhood electric vehicles, commercial vehicles and more.

Some of ZAP's major product lines are:

ZAPCAR(TM) - This vehicle utilizes an advanced drive train that delivers four times the horsepower as other electric automobiles in its class. This production automobile is imported from China. This electric car is the first vehicle of its kind to utilize an advanced drive train powered by an asynchronous AC motor system delivering up to four times the horsepower as other models in its class.

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

SEASCOOTER(TM) -The SeaScooter (TM) is a revolutionary affordable underwater propulsion device designed to pull swimmers, snorkelers and divers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

ELECTRIC SCOOTERS AND BICYCLES-The Company has a large line of personal electric scooters and bicycles for distribution to customers. The current line of electric scooters includes the ZAPPY(R), ZAPPY Turbo(R), ZAP(R) Q Electric Transport and the ZAP(R) Whiz Bang Scooter. The bicycle and motorbike products include the ZAP Viento Motorbike, the Powerbike(R) and the folding ZAPBIKE(TM).

ELECTRIC VEHICLE RENTAL PROGRAM- ZAP established ZAP Rental Outlet to rent neighborhood electric vehicles. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. In September 2003, the Company acquired an electric car rental fleet, which it intends to operate at various locations. At present, ZAP is renting electric autos at three locations in Las Vegas.

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

The Company has a $190,200 backlog of orders and purchase contracts in hand for various products and electric vehicles as of November 12, 2003. The Company expects to fill these orders within the current fiscal year.

RESULTS OF OPERATIONS-The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                             THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                                                 2003           2002           2003           2002
------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
-------------------------
      Net sales ......................................           100%           100%           100%           100%
      Cost of sales ..................................          (70.6)         (85.5)         (78.4)         (81.0)
      Gross profit ...................................           29.4           14.5           21.6           19.0
      Operating expenses .............................          104.9           39.4           76.7           73.8
      Loss from operations before reorganization items
      and extraordinary gain (loss) ..................          (75.5)         (24.9)         (55.1)         (54.8)
      Other income (expense) .........................          (16.2)            --          (10.6)            .5
      Net loss before reorganization items and
      extraordinary gain (loss) ......................          (91.7)         (24.9)         (65.7)         (54.3)
      Reorganization items-Professional fees, etc ....             --             --           (0.4)          (6.7)
      Net loss before extraordinary gain (loss) ......          (91.7)         (24.9)         (66.1)         (61.0)

Some of the noteworthy events for the Company that occurred during the third quarter of 2003 or prior to the filing of this Form 10-Q document were as follows:

1. ZAP introduced two new electric scooters which are the ZAP(R) Q Electric Transport and the ZAP(R) Whiz Bang Scooter. The ZAP(R) Q looks and performs like other two and three-wheeled stand-on transporters with more features and handling for less than half the price of some models. The Whiz-Bang scooter is a new breed of ZAP electric scooter with more power than the original ZAPPY scooter.
2. A new folding electric bicycle called the ZAPBIKE(TM) was unveiled during the quarter. This bike also has an advanced Lithium-Ion battery built into the frame and a high efficiency motor in the rear hub.
3. ZAP has signed a distribution agreement with a Chinese company to import a production electric automobile from China. The new ZAPCAR(TM) is a zero-emission vehicle that is priced under $10,000.
4. ZAP has arranged with a California based auto insurance company to underwrite an unlimited mileage warranty on selected electric autos.
5. An electric car rental fleet was acquired by ZAP in September. The Company intends to rent the cars at various locations. At present, the Company is operating three locations in Las Vegas.


QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

NET SALES for the quarter ended September 30, 2003 were $1.6 million compared to $2 million for the quarter ended September 30, 2002. RAP's net sales accounted for $1.1 million of third quarter sales in 2003 versus $1.5 million in the third quarter of 2002. Net sales of ZAP excluding the RAP Group were $497,000 for the quarter ended September 30, 2003 compared to $582,000 for the quarter ended September 30, 2002. The major reason for the total sales decrease of approximately $400,000 were fewer sales of conventional automobiles at RAP due to the poor economy.

GROSS PROFIT was $478,000 for the quarter ended September 30, 2003 compared to $297,000 for the quarter ended September 30, 2002. The RAP Group accounted for $292,000 of the gross profit for the quarter ended September 30, 2003 compared to $216,000 for the quarter ended September 30, 2002. The gross profit of ZAP excluding the RAP Group increased from $81,000 for the quarter ended September 30, 2002 to $186,000 for the quarter ended September 30, 2003. The primary reason for the increase in gross profits was product mix where ZAP had more sales of SeaScooters, which have higher profit margins than other personal electric products.

SALES AND MARKETING expenses in the third quarter of 2003 increased $16,000 from $216,000 in the third quarter of 2002 to $232,000 in 2003. As a percentage, the sales and marketing expenses also increased from 10.6% in 2002 to 14.3% in the third quarter of 2003. The higher expenses were due to new advertising campaigns by ZAP to promote the SeaScooters and the electric automobiles.

GENERAL AND ADMINISTRATIVE expenses for the third quarter of 2003 increased $883,000 or 150% from $590,000 in third quarter 2002 to $1,473,000 in 2003. The expense increase is primarily due to the following: consulting fees paid to raise capital and to promote the Company's stock, higher salaries and benefits, increased professional fees for legal, accounting and tax services and greater expenses for bad debts.

INTEREST EXPENSE increased from $3,000 in the third quarter of 2002 to $24,000 in the third quarter 2003. The difference was primarily due to interest on short-term loans and the long-term loan on the new Corporate office building.

OTHER INCOME (EXPENSE) the increase in other expense of $240,000 was due to additional reserves established for shareholder notes receivable during the third quarter of 2003.

REORGANIZATION ITEMS reflects the quarterly trustee's fee for each quarter where there was a minor change in the amount.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Note: The nine months results for the Company ended September 30, 2002 only include three months, versus nine months of activity in 2003 for the RAP Group and Voltage Vehicles since both entities were acquired by ZAP on July 1, 2002.

NET SALES for the nine months ended September 30, 2003, were $4.5 million compared to $2.8 million in the prior year. The higher year to date sales were primarily due to the inclusion of RAP for nine months in 2003, as noted above. RAP's net sales for the period ended September 30, 2003 were $3 million. The net sales for ZAP were $1.5 million in 2003 versus $1.4 million in 2002. ZAP's sales were greater due to the higher shipments of SeaScooters since the product was launched subsequent to June 30, 2002.

GROSS PROFIT was $977,000 for the nine months ended September 30, 2003 compared to $537,000 for the nine months ended September 30, 2002. The RAP Group accounted for $561,000 of the gross profit for the nine months ended September 30, 2003. ZAP's gross profit excluding the RAP Group, increased from $321,000 in 2002 to $416,000 in 2003. The increase was primarily due to sales of SeaScooters for nine months in 2003 versus three months in 2002. The SeaScooters were introduced after June 2002 and have higher margins than the other personal electric products.

SELLING EXPENSES in the first nine months of 2003 were $574,000 as compared to $349,000 in 2002. RAP's selling expenses were $166,000 in 2003. ZAP's portion of selling expenses was $408,000 in 2003 versus $225,000 in 2002. This was an increase of $183,000 or 81% from 2002 to 2003. As a percentage of sales, selling expenses were fairly consistent at approximately 12% of net sales. Seling expenses include trade shows expenses and advertising and marketing. ZAP began a new aggressive campaign to promote the Sea Scooters, the ZAP LUV(TM) line and its ZAP line of electric vehicles with magazine ads etc.

GENERAL AND ADMINISTRATIVE expenses for 2003 were $2.8 million as compared to $1.7 million in 2002. RAP's portion of the expenses was $1.1 million in 2003. For ZAP, the expenses were $1.7 million in the nine-month period ended September 30, 2003 compared to $1.5 million for the period ended September 30, 2002. This is an increase of approximately $200,000 or 13.3% from 2002. The primary reason for the increase is greater expenses for consulting services for fund raising and promotion of the Company to investors.

RESEARCH AND DEVELOPMENT expenses decreased $30,000 for the first nine months of 2003 to zero as compared to the first nine months of 2002. Since ZAP has transitioned from manufacturing to a sales and marketing organization, R&D expenses have decreased.

LOSS ON DISPOSAL OF FIXED ASSETS represents adjustments for old leasehold improvements at ZAP's former corporate headquarters and molds being held by ZAP's previous foreign contractor manufacturer. The Company is currently seeking to have the molds returned to ZAP.

INTEREST EXPENSE increased from $18,000 in the first nine months of 2002 to $31,000 in the first nine months of 2003. The increase was primarily due to interest on the loan for the building purchased in March, 2003.

OTHER INCOME (EXPENSE) decreased from income of $28,000 in 2002 to an expense of $446,000 due to additional reserves established for shareholders' notes receivable during 2003.

REORGANIZATION ITEMS decreased from $190,000 in the nine-month period ended September 30, 2002 to $22,000 for the nine-month period ended September 30, 2003. The major reason for the decrease in 2003 is that the Company completed its reorganization in the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2003 net cash used by the Company for operating activities was $1.1 million. In the first nine months of 2002, the Company used cash for operations of $996,000. Cash used in the first nine months of 2003 was comprised of the net loss before reorganization items incurred of $3 million plus net non-cash expenses of $497,000 and the net change in operating assets and liabilities resulting in an increase of cash of $1,379,000. Cash used in operations in the first nine months of 2002 was comprised of the net loss before reorganization items and the extraordinary gain incurred for the period of $1.7 million, offset by net non-cash expenses of $487,000, and the net change in operating assets and liabilities in providing cash of $240,000.

Investing activities used cash of $8,000 in the first nine months of 2003 and used $96,000 during the nine months ended September 30, 2002. In 2003 the cash was used to purchase equipment. In 2002 the funds were used to purchase equipment and the acquisition of RAP Group and Voltage Vehicles.

Financing activities provided cash of $925,000 in the nine months ended September 30, 2003. In the nine months ended September 30, 2002, financing activities provided cash of $501,000.

At September 30, 2003 the Company had cash of $156,000 compared to $443,000 at September 30, 2002. The Company had working capital of $1.2 million at September 30, 2003 and $2.7 million at September 30, 2002. The Company, at present, does not have a credit facility in place with a bank or other financial institution. However, the Company has recently established a purchase order financing relationship with a financing concern.

The Company may not be able to meet its future cash requirements for the rest of the current fiscal year unless new financing is obtained. Toward this end, the Company has held discussions with various parties, but no formal agreements have been reached to date. The Company will need short term outside investments on a continuing basis to finance its current operations. The Company's revenues for the foreseeable future may not be sufficient to attain profitability. The Company expects to continue to experience losses for the near future.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

A Complaint for Declaratory Relief was filed against the Company with the United States Bankruptcy Court For The Northern District of California on September 18, 2003 by certain of the former preferred shareholders of the Company. The Complaint alleges that the plaintiffs have not received the stocks and warrants that were specified in the Second Amended Plan of Reorganization ("the plan") dated June 20, 2002. The plaintiffs further assert that the Company claimed to have redeemed the Plaintiffs Class A warrants in February of 2003. The Plaintiffs are requesting that the Court issue a declaratory judgment that the Company's purported redemption of the Plaintiffs Class A warrants in February is ineffectual and to order the Company to issue written certificates for each share of stock and each warrant specified in the plan. The Company has filed a rebuttal to these claims, and intends to vigorously assert its defense in the issuance of plaintiff's stocks and warrants and the propriety of its authorized redemption of plaintiff's unexercised warrants.

On May 20,2003 the RAP Group, an independent operating subsidiary of ZAP was named by Fireside Thrift Co. as a defendant in a lawsuit in the Superior Court of California. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff is seeking damages in the amount of $546,108 plus interest. The pending action is in the preliminary stage . The RAP Group, a separate subsidiary, intends to mount a vigorous defense in this action. Management believes that it has adequately provided for any potential exposure on this matter.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings result, the Auto Dealer's License for the RAP Group could be jeopardized since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars. The Company may also sell or close the RAP Group Dealership as it may no longer be part of ZAP's long-term business plan.


Item 2.  Changes in Securities

There were no changes in rights of securities holders.


Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on September 28, 2003, the following proposals were requested and approved as follows:

         - To elect five Directors, Louis Auletta, Michael G. Coder, Renay Cude, Steven Schneider and Gary Starr, nominated to serve until the next annual meeting and until their respective successors are elected and qualified. Michael Coder has resigned as a Director effective October 15, 2003.

            For:  12,230,539          Against:  6,381            Abstain:  none

         - To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company's independent public accountant.

            For:  12,173,382          Against:  9,202            Abstain: 54,336

Item 5.  Other Information:

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


                                       ZAP
                                  ------------
                                  (Registrant)




SIGNATURE                          TITLE                      DATE
---------                          -----                      ----


/s/ Steve Schneider                Director / CEO             November 12, 2003
-------------------


/s/ William Hartman                CFO                        November 12, 2003
-------------------