Form 10KSB
period 2003-12-31
ZAP
filed 2004-03-30
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2003

[_] Transition Report under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

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


                 501 FOURTH STREET SANTA ROSA, CALIFORNIA 95401
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (707) 525-8658
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                ----------------
                                (Title of Class)


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

State issuer's revenues for its most recent fiscal year:  $5,828,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.) Based on the average bid and ask price as of March 26, 2004, $10,956,520.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,231,882 shares of common stock as of March 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes. NONE.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]
================================================================================

TABLE OF CONTENTS



PART I                                                               Page Number
                                                                     -----------
Item 1.       Description of Business                                     1
Item 2.       Description of Property                                     4
Item 3.       Legal Proceedings                                           5
Item 4.       Submission of Matters to a Vote of Security Holders         5



PART II

Item 5.       Market for Common Equity and Related Stockholder
              Matters and Small Business Issuer Purchases of Securities   5
Item 6.       Management's Discussion and Analysis or Plan of Operation   7
Item 7.       Index to Financial Statements                              11
Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                    12
Item 8A.      Controls and Procedures                                    12



PART III

Item 9.       Directors and Executive Officers of the Registrant         12
Item 10.      Executive Compensation                                     14
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                 14
Item 12.      Certain Relationships and Related Transactions             16



PART IV

Item 13.      Exhibits and Reports on Form 8-K                           16
Item 14.      Principal Accountant Fees and Services                     18



SIGNATURES                                                               19

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE INFORMATION ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT.

On June 20, 2002, the U.S. Bankruptcy Court confirmed ZAP's Second Amended Plan of Reorganization (the "Plan"), which allowed the Company to emerge from Chapter 11 proceedings.

A.       BUSINESS DEVELOPMENT

ZAP (the "Company" or "ZAP") was incorporated under the laws of the State of California, on September 23, 1994, as "ZAP Power Systems." The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. The Company has grown from a single product line to a full line of electric vehicle and advanced transportation products. Most of the Company's domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

The Company's business strategy has been to develop, acquire and commercialize advanced transportation including electric vehicles and electric vehicle power systems, and low emission vehicles, which have fundamental, practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2003, the Company continued to enhance and broaden its electric vehicle product line. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations.

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

ELECTRIC VEHICLE RENTAL PROGRAM- ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles in tourist locations. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. In September 2003 the Company acquired a fleet of approximately 100 electric cars, which are being rented to the public at two locations on the main Casino strip in Las Vegas. The purchase was completed in exchange for stock and warrants.

ELECTRIC VEHICLE DEALERSHIP PROGRAM - The Company began establishing Electric Vehicle Dealerships in various locations in the United States in the fourth quarter of 2003. The new car dealer pays the Company a fee and in return may apply with the respective state to become a licensed new car electric vehicle dealership. The Company also receives a commitment from the new car dealer to purchase a minimum number of electric automobiles annually.

ACQUISITION OF NEW BUSINESSES-The Company completed its acquisition of Voltage Vehicles ("VV") and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group ("RAP") owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. Voltage Vehicles, which began business in February 2001, is a relatively new enterprise. As noted in ZAP's Amended and Confirmed Plan of Reorganization (see Financial Statement Note 3), the mergers are expected to enhance ZAP's financial base by providing access to the two companies' services and relationships. The move is expected to advance ZAP's goal of becoming a leading full-service brand in the electric and alternate fuel transportation industry. Since the acquisition, ZAP plans to step-up its role in building a national distribution network to support its contract manufacturing for its growing line of products. The merger enabled ZAP to immediately cut overhead and other costs, and increase revenues. ZAP purchased VV and RAP through the issuance of 500,000 and 4,000,000 (post-split) shares of common stock, respectively, to the equity shareholders of VV and RAP. VV and RAP are wholly owned subsidiaries of ZAP. The equity shareholders will also receive one Warrant in Series B, C, D and K to purchase common stock in the Reorganized ZAP for each common share issued to Voltage Vehicles and RAP Group, Inc. In connection with the acquisition of RAP and VV the Company recorded goodwill or the excess of the purchase price over the net assets acquired of approximately $800,000. The goodwill recorded is primarily for RAP and Voltage Vehicles and is based upon an independent appraisal of the fair value of the tangible and intangible assets acquired in order to record and allocate the purchase price in accordance with Financial Accounting Standards Board 141, "Business Combinations."

ENVIRONMENTAL INITIATIVES AND LEGISLATION

Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Qualified electric vehicles are entitled to a 10% federal tax credit. Several states have also adopted legislation that sets mandates for the introduction of electric vehicles. However, there is strong political opposition to this mandate. Foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As ZAP commercializes new transportation technology, it has been required to expend Company resources in educating legislators of the benefits of these vehicles. In November 2002, President Bush signed legislation which transfers regulation of electric bikes from the National Highway Traffic Safety Administration to the Consumer Product Safety Commission. This effectively changes the regulatory standards from motor vehicles to consumer standards such as bicycles.

Although many government agencies are concerned about rising global air pollution, it is expected that the Company will need to continue to expend considerable resources in the future in the governmental process, and there cannot be assurance that the current favorable governmental climate for these zero emission vehicles will remain in the future.

RESEARCH AND PRODUCT DEVELOPMENT
The Company has primarily become a marketer and distributor of products and is only involved in the manufacturing of the ZAPPY Scooters. Thus, we do not require large expenditures for internal research and development costs. In order to maintain our competitive advantage the Company searches globally for the latest technological advances in electric transportation and then determines the feasibility of including the new item into our product.

CURRENT PRODUCT LINE
The Company's existing product line, which includes new and planned introductions, is as follows:

ZAPCAR (TM) - This electric vehicle is made in China and is the first of its kind to utilize an advanced drivetrain powered by an asynchronous AC motor system delivering up to four times the horsepower of other models in its class. The Company signed an exclusive agreement to import this nearly completed vehicle into the United States.

ZAP LIGHT UTILITY VEHICLE (LUV) - This vehicle is a new kind of automobile called a Neighborhood Electric Vehicle (NEV). A new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design that comes from Italy. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's Best of the Consumer Electronic Show held in Las Vegas in January 2003.

ZAPPY(R)- This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. Its patented design includes a unique folding mechanism and proprietary circuitry, which increases the efficiency and range of the vehicle. In the fourth quarter last year, we introduced a new 2002 ZAPPY(R) Scooter which offered significant upgrades over the previous design, from performance and construction to look.

ZAPPY TURBO(TM) - The new ZAPPY TURBO is an improved version of the Company's ZAPPY folding electric scooter. The ZAPPY TURBO's new electric propulsion system offers improved acceleration and hill climbing, and has a "hi-performance" mode that allows the scooter to reach speeds of 19.5 MPH. We started shipping this item in March of 2002.

ZAP(R) SEASCOOTER(TM) - The ZAP SeaScooter (TM) is a revolutionary affordable underwater propulsion device designed to pull swimmers and snorkelers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

ZAPLIGHT - This product is a perpetual flashlight that has no need for batteries or bulbs. With just 30 seconds of shaking the Faraday flashlight can generate enough power for up to five minutes of light.

POWERBIKE(R) - The Powerbike is primarily a mountain bike with a new and improved electric motor attached. It was designed to appeal to the low cost mass merchant.

OTHER ELECTRIC VEHICLES - Commercial road and highway. Under various distribution agreements, the Company has the rights to a wide spectrum of personal and industrial electric vehicles.

MICROPROCESSOR DRIVE CONTROLLERS - The Company is working to develop a series of low cost proprietary motor controller microprocessors for all of its electric vehicles, which is believed to increase efficiency and lower costs of operation.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Materials, parts, supplies and services used in the Company's business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on the Company's operations.

LICENSES, PATENTS AND TRADEMARKS

The Company has a number of patents and trademarks covering its electric vehicles. The Company was issued its first United States Patent on February 13, 1996 on its electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30, 1997, the Company was issued its second United States Patent on its electric motor system (Patent #5,671,821). On December 15, 1998, the Company was issued a United States Patent for its ZAPPY scooter (Patent #5,848,660). On November 14, 2000, The Company was issued a design patent on its ZAPPY(R) scooter (Des. #433,718). The Company also holds several other patents in the electric vehicle industry. The Company also acquired two patents as the result of the emPower acquisition in December 1999. One patent was for the powered roller skates (Patent #6,059,062) and another for the powered skateboard (Patent #6,050,357). The Company acquired all of the assets of Electric Vehicles Systems Inc., including the PowerSki(R), trademark (Registration #2,224,640) and two U.S. Patents, (Patent #5,735,361) and (Patent #5,913,373). The Company also has a patent for the Powered Scooter (Patent #115,434). With the purchase of Aquatic Propulsion Technology Inc. on July 1, 2000, the Company acquired the following six patents: submersible marine vessel issued June 13, 1995 (Patent #5,423,278), personal submersible marine vehicle issued June 3, 1997 (Patent #5,634,423), submersible marine vessel issued on April 19, 1994 (Patent #5,303,666), scuba scooter issued on May 31, 1994 (Patent Des. 347,418), scuba scooter issued June 6, 1995 (Patent Des. 359,022) and submersible marine vehicle issued February 19, 2002 (Patent #US D453,726 S). The Company also has several copyright registrations for various advertisements that it uses to promote its products.

ZAP also holds several trademarks: the trademark ZAP(R)was assigned to the Company on September 23, 1994, (Reg. No. 1,794,866); the ELECTRICRUIZER(R)mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R)mark was registered on March 21, 2000 (Reg. No. 2,330,894); the POWERBIKE(R)mark was registered on June 1, 1999 under trademark ZAPWORLD.COM(R) which was registered on July 25, 2000 (Reg. No. 2,371,240); the trademark ZAP Electric Vehicle Outlet(R)was registered on March 28, 2000 (Reg. No. 2,335,090) and the mark Zero Air Pollution(R)was registered on February 28, 2000 (Reg. No. 2,320,346).

BACKLOG

The Company has a $140,400 backlog of orders and purchase contracts in hand for various products and electric vehicles as of March 26, 2004. The Company expects to fill its backlog within the current fiscal year.

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

EMPLOYEES

As of March 26, 2004, the Company had a total of 42 employees. This is an increase of 5 employees from 2003. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the electric vehicle industry. The loss of services of any of its officers or key employees, or its inability to hire and retain a sufficient number of qualified employees, will harm the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY

The chart below contains a summary of our principal facilities.

Location                                       Use                                Square Feet
--------                                       ---                                -----------
501 Fourth Street, Santa Rosa Calif            Corporate Office                    20,000
6784 Sebastopol Avenue, Sebastopol Calif       Distribution Center                  9,800
3362 Fulton Road, Santa Rosa Calif             Office, Auto Lot                    10,000
2955 Las Vegas Blvd, Las Vegas NV              Electric Rental Car Location         3,000
3771 S Las Vegas Blvd, Las Vegas NV            Electric Rental Car Location         2,500
1815 E. Sahara Ave, Las Vegas NV               Electric Car Location                5,050

The Company purchased the Fourth Street building in March of 2003 through the issuance of common stock, warrants and a $2 million note payable. The rest of the facilities are leased. All facilities are in good condition.

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

On May 20, 2003, the RAP Group, Inc., a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff is seeking damages in the amount of $546,108 plus interest. The pending action is in the preliminary stage. The Company intends to mount a vigorous defense in this action. Management believes that the ultimate resolution of these claims will not have a material adverse effect on our financial position or on results of operations.

The RAP Group is currently on probation with the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars.

There is an action pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187. This is an action brought by the Plaintiffs against ZAP for declaratory relief in which they ask the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffective. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2003.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

On July 1, 2002, our common stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") under the new stock symbol of ZAPZ. According to the OTC Bulletin Board, the symbol change is to indicate that ZAP is no longer in Chapter 11 Reorganization, and that the stock has undergone a reverse split effective July 1, 2002. ZAP's common stock of 6,693,643 shares was converted to 2,231,214 shares of common stock in the Reorganized ZAP, which was then reversed split on a 2:1 basis. The final result of the conversion and the reverse split equates to 6:1 or in other words for every six shares a common stock held on June 20, 2002 (ZAP's Plan of Reorganization Date) the individual received one share of common stock in the Reorganized ZAP. The resulting shares of common stock after the split were 1,115,607. All shares and per share data have been restated to reflect the stock splits. The Common Shareholders' also received one Warrant in Series B, C and D to purchase common stock in the Reorganized ZAP for each common share issued to the claimant.

During the year ended December 31, 2003, the Company issued approximately 7.1 million shares of restricted and unrestricted common stock for the following reasons: 2.9 million shares as collateral for a loan that did not fund (the prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled as of yet); 1.5 million shares of unrestricted and restricted stock in exchange for shareholder notes; 678,000 shares for the purchase of automobiles and other inventory items; 947,000 shares for consulting, advertising and other outside services; 581,000 shares for the purchase of the corporate headquarters building; 370,000 shares in exchange for cash and shareholder warrants; 65,000 shares to extinguish debt; 29,000 shares for the exercise of employee stock options and bonuses and 30,000 shares as payment of interest on a short-term note.

During the year ended December 31, 2003, the Company issued the following warrants:

o Approximately 1.4 million of Series B-2 Restricted Warrants at $1.07, which expire on June 30, 2004. The warrants were issued for the following reasons: 505,000 warrants for consulting services; 315,000 warrants issued in exchange for cash; 300,000 warrants for the purchase of the corporate headquarters building; 100,000 warrants for the purchase of electric automobiles and 64,000 warrants for building improvements.

o Approximately 50,000 Series C-2 Restricted Warrants, which are priced at $4.00 and expire on July 1, 2004. The warrants were issued to purchase inventory items.

o Approximately 50,000 Series D-2 Restricted Warrants, which are priced at $8.00 and expire on July 1, 2005. The warrants were issued to purchase inventory items.

o 300,000 Series K-2 Restricted Warrants, which are priced at $1.00 and expire on July 1, 2005. The warrants were issued to the CEO and the Chairman.

o Approximately 200,000 of $1.50 Warrants, which are priced at $1.50 and expire on August 26, 2004. The warrants were issued to purchase electric automobiles.


As of March 26, 2004, there were 16,231,882 shares of common stock outstanding held by 3,390 shareholders (not including those held in street names). The table below sets forth the range of high and low bid quotes of our common stock as reported by the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                  2004                      2003                       2002
                            High        Low           High        Low            High        Low
                         (through
                         3/26/2004)
                          -----       -----          -----       -----          -----       -----
First Quarter.......      $0.90       $0.60          $2.59       $1.16          $0.33       $0.09(1)
Second Quarter......          -           -           1.90        1.15           0.21        0.01
Third Quarter.......          -           -           1.75        1.20           1.98 (2)    0.30(2)
Fourth Quarter......          -           -           1.35        0.47           1.80        1.09

(1) During this quarter, the stock was briefly halted from trading on NASDAQ as the result of ZAP's filing for Chapter 11 Reorganization protection
(2)      Reflects a 6:1 reverse stock split on July 1, 2002.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development of its business and, therefore, does not anticipate paying any cash dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES.

Since its inception in 1994, the Company has issued or sold unregistered securities in the amounts, at the times, for the consideration and pursuant to the exemptions from registration provided by the Securities Act of 1933, as amended (the "Act"), as follows:

During the month of January, 2003 on various dates a total of 3,069,054 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of assets of ZAP Latin America - 30,000 shares; cancellation of a subsidiary's debt - 65,000 shares; outside services - 5,000 shares; and collateral for a working capital loan - 2,941,176 shares. The loan did not fund and the shareholder reported to the Company in December 2003 that the shares have been lost. However, as of March 26, 2004 the transfer agent has not cancelled the shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 27,878 shares of common stock for the conversion of Shareholder warrants. In addition, the Company issued the total of approximately 140,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 50,000 warrants for consulting; 50,000 for the purchase of inventory; 25,000 for building improvements and 15,000 to a shareholder. The Company also issued 49,692 of Restricted C-2 Warrants at $4.00 for inventory purchases and 49,692 of Restricted D-2 Warrants at $8.00 for inventory purchases.

During the month of February, 2003 on various dates a total of 445,984 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 65,405 shares and outside services, consulting and advertising - 57,137 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 300,000 shares of unrestricted stock in return for a note receivable from a shareholder and 23,442 shares of stock for the conversion of Shareholder warrants. In addition, the Company issued a total of approximately 75,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 25,000 warrants for consulting and 50,000 for the purchase of automobiles.

During the month of March, 2003 on various dates a total of 956,836 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of corporate headquarters building - 581,395 shares; purchase of inventory and automobiles - 264,309 shares and outside services and consulting - 432 shares. Pursuant to ZAP's Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 110,700 shares of restricted stock in return for a note receivable from a shareholder. In addition, the Company issued a total of approximately 355,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 300,000 warrants for the purchase of the corporate headquarters building, 30,000 for consulting and 25,000 for building improvements.

During the month of April, 2003 on various dates a total of 673,620 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 98,720 shares; outside services, consulting and advertising - 133,500 shares; and issuance of 41,400 shares for cash. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 400,000 shares of restricted stock in return for a note receivable from a shareholder.

During the month of May, 2003 on various dates a total of 73,818 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: exercise of an employee stock option - 25,000 shares; outside services, consulting and rent - 23,718 shares and issuance of 25,100 shares for cash.

During the month of June, 2003 on various dates a total of 265,828 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 19,227 shares; outside services, consulting and advertising - 11,800 shares and payment of interest for short-term note payable - 30,000 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 200,000 shares of unrestricted stock in return for a note receivable from a shareholder, conversion of shareholder warrants to stock - 4,000 shares and forgiveness of unsecured creditors debt for stock - 801 shares. In addition, the Company issued approximately 5,000 Series B-2 Restricted Warrants at $1.07 for consulting services.

During the month of July, 2003 on various dates a total of 197,752 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 52,676 shares; outside services, consulting and advertising - 143,076 shares and payment for employee bonuses - 2,000 shares. In addition, the Company issued approximately 300,000 Series B-2 Restricted Warrants at $1.07 in exchange for cash.

During the month of August, 2003 on various dates a total of 916,110 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles (electric car fleet in Las Vegas) - 226,418 shares; outside services, consulting and advertising - 59,692 shares and issuance of 230,000 shares in exchange for cash. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 400,000 shares of unrestricted stock in return for a shareholder's notes.

During the month of September, 2003 on various dates a total of 244,119 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 36,666 shares; outside services, consulting and advertising - 149,978 shares; payment for employee bonuses - 1,500 shares and payment of rent - 55,975 shares. In addition, the Company issued a total of approximately 24,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 10,000 warrants for consulting and 14,000 for building improvements. The Company also issued 196,000 warrants at $1.50 for the purchase of electric automobiles (electric automobile fleet-Las Vegas).

During the month of October, 2003 on various dates a total of 161,568 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: outside services, consulting and advertising - 89,991 shares; payments of rents - 50,000 shares; and payment of employee bonus
- 650 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 20,927 shares of stock for the conversion of Shareholder warrants. In addition, the Company issued a total of approximately 150,000 Series B-2 Restricted Warrants at $1.07 for consulting services.

During the month of November, 2003 on various dates a total of 192,404 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: outside services, consulting and advertising - 24,237 shares and payment for inventory and automobiles - 66,667 shares. Pursuant to ZAP's Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 1,500 shares of stock for the conversion of Shareholder warrants and 100,000 shares of unrestricted stock for a note receivable from a shareholder. In addition, the Company issued 100,000 Series B-2 Restricted Warrants to a cousin of the CEO for consulting services. See Note 13 of the financial statements.

During the month of December, 2003 on various dates pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 the Company issued 312 shares of the Company's preferred stock that is convertible into 338,650 common stock shares, up to 30 days after issuance. No shares of common stock were issued in December 2003. In addition, the Company issued approximately 235,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 210,000 warrants for consulting and 25,000 for web design services. The Company also issued 300,000 of Restricted K-2 Warrants at $1.00. Both the CEO and Chairman were each issued 150,000 of these warrants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVIDED IN SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, CONTINUED ACCEPTANCE OF THE COMPANY'S PRODUCTS, INCREASED LEVELS OF COMPETITION FOR THE PRODUCTS AND TECHNOLOGICAL CHANGES, THE COMPANY'S DEPENDENCE UPON THIRD PARTY SUPPLIERS, INTELLECTUAL PROPERTY RIGHTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our company, ZAP, was incorporated in California in 1994 under the name "ZAP Power Systems." We distribute electric vehicles, including electric automobiles, electric scooters, electric bicycle power kits, electric bicycles, electric motorcycles, and electric water scooters, and other personal electric and non-electric transportation vehicles.

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

The Company's overall goal is to dominate the personal electric vehicle industry market. The Company's primary growth strategy is to increase net sales by augmenting its marketing and sales force, by increasing distribution channels through mass retail organizations and wholesale distributors both domestically and overseas. We also intend to expand our electric vehicle dealerships throughout the United States. Through the acquisition of RAP Group, Inc., the Company has a proof of concept and showcase successful retailer of electric vehicles. Strategic alliances with leaders in the industry are also of equal importance, and these alliances will be broadened throughout the coming year.

The Company intends to function as a sales and marketing organization with any manufacturing of its products done by overseas contract manufacturers. Product improvements, new product introductions, and the expansion of the ZAP electric outlet network will continue to enlarge ZAP's presence in the electric vehicle industry.

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2003

The Company completed the following transactions, acquisitions and strategic alliances during the period of this report:

The Company purchased a three-story 20,000 square foot office building in downtown Santa Rosa, California for $2.9 million in convertible debt, stock and warrants. The new facility became the corporate headquarters of ZAP.

A $650,000 Financing agreement with Daka Development was signed by the Company for inventory purchases; the terms were 50% Common stock and 50% in cash. Daka had previously provided the Company with $500,000 of inventory financing last year, which was also converted to equity.

The Company acquired a fleet of approximately 100 electric cars which are being rented to the public at two locations on the main Casino strip in Las Vegas. The purchase was completed in exchange for stock and warrants.

An exclusive agreement was signed by the Company to import nearly completed electric automobiles from China. The new ZAPCAR (TM) is the first vehicle of its kind to utilize an advanced drivetrain powered by an asynchronous AC motor system delivering up to four times the horsepower of other models in its class.

A subsidiary of ZAP, Voltage Vehicles, signed an agreement with a European-based group of companies involved in the design and manufacturing of electric automobiles. The group started production on several different types of light electric utility vehicles for urban transportation and commercial use, including a 25 MPH neighborhood electric car that is now available. The ZAP LIGHT UTILITY VEHICLE (LUV)(TM) is a new kind of automobile called a Neighborhood Electric Vehicle (NEV). This new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's best of the Consumer Electronic Show held in Las Vegas in January 2003. ZAP is working to launch a ZAP "L.U.V.-Line" of electric automobiles, which includes freeway-capable vehicles as well as vans, pickups and tractors.

In the later part of the year, Voltage Vehicles, a subsidiary of ZAP, began establishing electric vehicle dealerships with independent parties in various geographic parts of the United States. The Company intends to expand this network throughout the United States in the future.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Note: The results for 2003 include an entire year's activity for the RAP Group Inc. and Voltage Vehicles while 2002 only includes activity for the newly acquired companies of RAP Group Inc., and Voltage Vehicles as of July 1, 2002. Since Voltage Vehicles is still in the development stage the majority of the results of the combined ZAP are affected by RAP.

NET SALES increased by $1.4 million from $4.4 million in 2002 to $5.8 million over the year ended December 31, 2003. The increase was primarily due to the inclusion of twelve months of net sales for the RAP Group in 2003 while only six months were recorded in 2002 (see above). Included in the 2003 net sales of $5.8 million were $3.7 million for RAP and $2.1 million for ZAP. The net sales for ZAP increased by $300,000 from $1.8 million in 2002 to $2.1 million in 2003. The primary reason for the increase was to increased shipments of SeaScooters.

GROSS PROFIT dollars increased by $1.1 million from $254,000 in 2002 to $1.3 million for the year-ended 2003.

Approximately $270,000 of the increase was primarily due to the inclusion of twelve months of gross profit for the RAP Group in 2003 while only six months were recorded in 2002 (see above). Included in the 2003 gross profit of $1.3 million was $906,000 for RAP and $389,000 for ZAP. Gross profit in 2003 increased over 2002 for both RAP and ZAP individually. The primary reason for RAP's increase was sales of higher margin automobiles. ZAP's increase was due to product mix with more shipments of higher margin SeaScooters in 2003.

SELLING expenses in 2003 were $1.0 million compared to $541,000 in 2002. RAP's expenses were $222,000 in 2003. ZAP's expenses were $731,000 in 2003 versus $349,000 in 2002. ZAP had an increase of $382,000 or 110% from 2002 to 2003. As a percentage of sales, selling expenses increased from 12% of sales to 17%. The increase was due to higher salaries, as the sales department was reorganized with new employees hired in 2003. Also advertising and marketing expenses were higher, as the result of more print media being used to promote the products.

GENERAL AND ADMINISTRATIVE expenses for 2003 were $4.7 million as compared to $2.3 million in 2002. RAP's portion of the expenses were $1.4 million in 2003. For ZAP, the expenses increased $1.0 million from $2.0 million in 2002 to $3.0 million in 2003. As a percentage of sales, general and administrative expenses increased from 52% to 81%. The major items that contributed to the increase were higher consulting services to promote the Company's stock and higher salaries and benefits, where 2003 represents a full year for the new hires of 2002. In addition, the Company also had an increase in legal and professional fees during 2003.

RESEARCH AND DEVELOPMENT expenses decreased from $30,000 in 2002 to no major expenses in 2003. Since ZAP has transitioned from a manufacturing to a sales marketing organization, R&D expenses have decreased.

IMPAIRMENT OF INTANGIBLES was $375,000 in 2003 versus $50,000 in 2002. The increase was due to a writedown of RAP's goodwill.

INTEREST EXPENSE, net increased from $12,000 in 2002 to $108,000 in 2003. The primary reason for the increase was interest accrued on the note payable of $2 million to purchase the Company's corporate headquarters in March of 2003.

Allowance for notes receivable to shareholders is due to the doubtful collection of notes receivable from two investors. The Company has engaged an attorney to collect on the notes since the makers have not met the required payment terms or collateral requirements.

REORGANIZATION EXPENSES decreased in 2003 since the Company completed its reorganization in June of 2002.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $625,000 and $307,000 during the years ended December 31, 2003 and 2002, respectively.

Cash used in operations in 2002 was the result of the net loss incurred for the year of $2.8 million, offset by net non-cash income of $492,000 and the net change in operating assets and liabilities resulting in a cash increase of $1.8 million. The increase in cash was due to a decrease in accounts receivable of $903,000 and a decrease in inventory of $875,000. Investing activities used cash of $29,000 during the year ended 2003. Investing activities used cash for the purchase of fixed assets. In the year ended December 31, 2002, investing activities used cash of $204,000, which was also for the purchase of fixed assets.

Financing activities provided cash of $855,000 for the year ended December 31, 2003 and used cash of $19,000 during the year ended December 31, 2002.

At December 31, 2003 the Company had cash of $ 551,000 as compared to $350,000 at December 31, 2002. The Company's working capital at December 31, 2003 was $687,000 compared to $1,554,000 at December 31, 2002. The decrease in working capital is primarily due to funding of ongoing corporate operations.

The Company has recorded notes receivable from shareholders of $864,170, less a reserve of $697,200 resulting in a net due of $166,970 at December 31, 2003. The notes were given to the Company by three shareholders in exchange for restricted and unrestricted common stock. Reserves were established for two of the shareholders, and one has not met the agreed upon payment terms and the other shareholder has not assigned collateral as required by the notes. The Company has hired an attorney to pursue collection from the shareholders.

In March of 2003, the Company purchased a three-story 20,000 square foot office building in downtown Santa Rosa for $2.9 million in convertible debt, stock and warrants. The building is the corporate headquarters of the Company. Terms of the transaction included a convertible promissory note for $2 million payable over 22 years with interest only for the first two years. No payments of interest are due until after two years. At that time, the payee has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at an agreed upon conversion price. The seller also received a certain amount of common stock and warrants in connection with the transaction.

In order to finance our working capital requirements, we are currently seeking both debt and equity investments with several investors, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

In addition to the above working capital needs, our other capital needs are to fund our growth strategy, which includes increasing our shopping mall presence, improving and increasing distribution channels, establishing company owned and franchised ZAP stores, expanding our electric vehicle dealerships, introducing new products, improving existing product lines, and developing a strong corporate infrastructure.

SEASONALITY AND QUARTERLY RESULTS

Our business is subject to seasonal influences. Sales volumes in our industry typically slow down during the winter months, November to March, in the U.S. As we are marketing worldwide, we are not impacted 100% by U.S. seasonality.

INFLATION

Our raw materials and finished products are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our raw materials and finished goods sources.

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

Risks Related to Our Business

Other risks include, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry will continue and our business may suffer if growth in the electric vehicle industry ceases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our Internet address. Our success is heavily dependent on protecting our intellectual property rights.

ITEM 7.  FINANCIAL STATEMENTS.

CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................    F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet..........................................    F-2

     Consolidated Statements of Operations...............................    F-3

     Consolidated Statement of Shareholders' Equity......................    F-4

     Consolidated Statement of Cash Flows................................    F-5

     Notes to Consolidated Financial Statements..........................    F-6

To the Board of Directors
and Shareholders of ZAP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheet of ZAP and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of ZAP and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring operating losses and negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
March 26, 2004

                              ZAP AND SUBSIDIARIES
                              --------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                DECEMBER 31, 2003
                                -----------------
                        (In thousands, except share data)

                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                       $        551
  Accounts receivable, net of allowance of $698                            315
  Inventories                                                            1,428
  Prepaid expenses and other current assets                                458
                                                                  ------------
     Total current assets                                                2,752

Property and equipment, net                                              3,631

Other assets:
  Patents and trademarks, net                                              187
  Goodwill                                                                 476
  Deposits and other                                                       108
                                                                  ------------
                                                                  $      7,154
                                                                  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current portion of long-term debt                               $         88
  Accounts payable                                                         538
  Accrued liabilities                                                    1,149
  Deferred revenue                                                         290
                                                                  ------------
     Total current liabilities                                           2,065
                                                                  ------------
Long-term debt, less current portion                                     2,055
                                                                  ------------

Total Liabilities                                                        4,120
                                                                  ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock; 50 million shares authorized; no par value;
     312 shares issued and outstanding                                     165
  Common stock; 100 million shares authorized; no par value;
     13,228,206 shares issued and outstanding                           26,455
  Notes receivable from shareholders, net                                 (167)
  Accumulated deficit                                                  (23,419)
                                                                  ------------
     Total shareholders' equity                                          3,034
                                                                  ------------
                                                                  $      7,154
                                                                  ============

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                      (In thousands; except per share data)




                                                       Year ended December 31
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
Net sales                                             $    5,828     $    4,413
Cost of goods sold                                         4,497          4,159
                                                      ----------     ----------

Gross profit                                               1,331            254
                                                      ----------     ----------

Operating expenses:
  Sales and marketing  (non-cash of $213 and $0 in
     2003 and 2002, respectively)                            998            541
  General and administrative (non-cash of $1,425
     and $182 in 2003 and 2002, respectively)              4,678          2,302
  Research and development                                     1             30
  Impairment write-off                                       375             50
                                                      ----------     ----------

Total operating expenses                                   6,052          2,923
                                                      ----------     ----------

Loss from operations                                      (4,721)        (2,669)
                                                      ----------     ----------

Other income (expense):
  Interest expense (non-cash of $18 and $0 in 2003
     and 2002, respectively)                                (108)           (12)
  Other income                                                14             39
  Allowance for notes receivable to shareholders            (697)            --
                                                      ----------     ----------
                                                            (791)            27

Loss before reorganization fees, extraordinary
  gain and income taxes                                   (5,512)        (2,642)

Reorganization fees                                           28            170
                                                      ----------     ----------

Loss before extraordinary gain and income taxes           (5,540)        (2,812)

Provision for income taxes                                     2              2
                                                      ----------     ----------

Loss before extraordinary gain                            (5,542)        (2,814)

Extraordinary gain                                            --          3,964
                                                      ----------     ----------
Net income (loss)                                     $   (5,542)    $    1,150
                                                      ==========     ==========


Loss per share before extraordinary gain:
  Basic and Diluted                                   $    (0.49)    $    (0.69)

Earnings (loss) per share:
  Basic                                               $    (0.49)    $     0.28
  Diluted                                             $    (0.49)    $     0.17

Weighted average number of common shares outstanding:
  Basic                                                   11,246          4,051
  Diluted                                                 11,246          6,945



          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------
                                 (In thousands)

                                        Convertible
                                      preferred stock           Common stock      Receivable
                                   ---------------------  ----------------------     from     Accumulated
                                     Shares     Amount      Shares      Amount   Shareholders   Deficit       Total
                                   ---------- ----------  ----------  ----------  ----------   ----------   ----------
Balance at December 31, 2001                2 $    1,133       1,103  $   18,101  $       --   $  (19,001)  $      233

  Issuance of common stock:
     Employee stock purchase plan                                 12          14                                    14
     Reverse accrued dividends                                               267                      (26)         241
     Repurchase of Ridgewood stock                              (104)     (1,500)                               (1,500)
     Preferred stock conversion            (2)    (1,133)        630       1,133                                    --
     Ridgewood stock note
       conversion                                                995         199                                   199
     Rap and Voltage Vehicles
       acquisition                                             4,500       1,580                                 1,580
     Stock issued for Daka note                                1,176         500                                   500
     Conversion of unsecured
       creditor's debt to stock                                  295         236                                   236
     Stock issued for professional
       services  and equipment                                   351         325                                   325
     Exercise of with warrants                                    32          34                                    34
  Net income                               --         --          --          --          --        1,150        1,150
                                   ---------- ----------  ----------  ----------  ----------   ----------   ----------
Balance at December 31, 2002               --         --       8,990      20,889          --      (17,877)       3,012

  Issuance of common stock:
     Purchase building and
       improvements                                              581         993                                   993
     Acquisition of rental car fleet                             327         490                                   490
     For inventory, equipment
       and services                                            1,678       1,811                                 1,811
     Stock issued for cash                                       594         671                                   671
     Exercise of warrants and
       options                                                   101         114                                   114
     For notes receivable                                        892         864        (167)                      697
     Debt converted to common stock                               65          78                                    78

     Fair value of warrants issued
       for services                                                          545                                   545

  Issuance of preferred stock:                                                                                      --
     For cash                            0.10         50                                                            50
     For equipment                       0.01          6                                                             6
     For services                        0.20        109                                                           109
  Net loss                                 --         --          --          --          --       (5,542)      (5,542)
                                   ---------- ----------  ----------  ----------  ----------   ----------   ----------
Balance at December 31, 2003             0.31 $      165      13,228  $   26,455  $     (167)  $  (23,419)  $    3,034
                                   ========== ==========  ==========  ==========  ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)



                                                       Year ended December 31
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
Operating activities:
  Net income (loss)                                  $   (5,542)     $    1,150
  Items not requiring the current use of cash:
     Depreciation and amortization                          370             260
     Loss on disposal of fixed asset                         85              --
     Impairment of intangibles                              375              50
     Extraordinary gain on debt forgiveness                  --          (3,964)
     Allowance for notes receivable                         697              --
     Stock and warrants issued for goods
       and services                                       1,454             182
     Amortization of note discount                           89              --
     Changes in other items affecting operations:
        Accounts receivable                                  89             903
        Inventories                                         788             875
        Prepaid expenses                                     (1)             36
        Other assets                                        (87)             83
        Accounts payable                                     40             238
        Accrued liabilities                                 728            (120)
        Deferred revenue                                    290              --
                                                     ----------      ----------
        Cash used for operating activities                 (625)           (307)
                                                     ----------      ----------

Investing activities:
  Acquisition of property and equipment                     (29)           (204)
                                                     ----------      ----------
        Cash used for investing activities                  (29)           (204)
                                                     ----------      ----------

Financing activities:
  Issuance of common stock                                  671              --
  Issuance of common stock under employee
     purchase plan                                            8              14
  Exercise of warrants and options                          106              34
  Proceeds from debt                                        228              --
  Payments on long-term debt                               (158)            (29)
                                                     ----------      ----------
        Cash provided by financing activities               855              19
                                                     ----------      ----------

Increase (decrease) in cash and cash equivalents            201            (492)

Cash and cash equivalents at beginning of year              350             842
                                                     ----------      ----------
Cash and cash equivalents at end of year             $      551      $      350
                                                     ==========      ==========


          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP (the "Company" or "ZAP"), was incorporated in California in September, 1994. ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company has also established a rental program to rent neighborhood electric cars, primarily through agencies.

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

On March 1, 2002 the Company filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court. On June 20, 2002, the Company emerged from Chapter 11 proceedings (see Note 3).

Basis of presentation
---------------------

For the year ended December 31, 2003, the Company incurred a loss from operations of $5.5 million and cash used in operating activities was $625,000. In 2002, the Company also incurred substantial operating losses and negative cash flows from operations. Based upon the Company's operating budget and cash flow projections, the Company expects to continue to experience negative cash flows from operations through 2004.

The recurring losses and expected continued negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern.

Management believes the Company will be able to raise sufficient working capital to fund its operating plan at least through 2004. During the period from January 1, 2004 to March 26, 2004, the Company has raised $460,000 through the sale of preferred stock. The Company has received a funding proposal letter. The proposal calls for the investor to make a $2 million dollar equity investment and provide an $8 million convertible revolving line of credit to purchase vehicles. The Company has not closed on the proposal as of yet and is also considering other alternatives. There can be no assurance that the foregoing proposed financing, or other necessary financing, will be available, or if it is available, that it would be available on acceptable terms.

A summary of significant accounting policies is as follows:

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, RAP Group, Voltage Vehicles, ZAP Rentals and ZAP Stores for the years ended December 31, 2003 and 2002. All subsidiaries are 100% owned by ZAP. All significant intercompany transactions and balances have been eliminated.

Revenue recognition
-------------------

The Company records revenues only upon the occurrence of all of the following conditions:

     o The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale).
     o The purchase price has been fixed, based on the terms of the purchase order.
     o The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point.
     o    The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

Extraordinary gain on forgiveness of debt
-----------------------------------------

Under ZAP's confirmed plan of reorganization, a $3 million note payable was converted to common stock (see Note 3). This transaction resulted in the Company recognizing an extraordinary gain of approximately $2.9 million. The remainder of the extraordinary gain of $1.1 million was due to the cancellation of indebtedness to unsecured creditors. Also, in accordance with ZAP's confirmed plan of reorganization, certain unsecured creditors have elected to receive common stock rather than cash for their claims. The confirmed plan of reorganization also provides for a twelve-month period following June 20, 2002 for the unsecured creditors to still elect to receive equity. Those unsecured creditors that elected to receive cash will share in a fund of $300,000 which is payable over three years, with each creditor receiving their pro-rata share (see
Note 7).

Deferred revenue
----------------

During 2003, one of the Company's subsidiaries, Voltage Vehicles, began licensing auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of electric vehicles from ZAP each year. The Company collected $290,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering electric vehicles to these dealerships.

Allowance for doubtful accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2003 and 2002. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash balances with a major financial institution. At times the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories
-----------

Inventories consist primarily of vehicles, raw materials, and finished goods, which are carried at the lower of cost (first-in, first-out method) or market.

Property and equipment
----------------------

Property and equipment is stated at cost and is depreciated or amortized using straight-line and accelerated methods over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Machinery and equipment          3-7 years
Computer equipment and software  3-5 years
Office furniture and equipment   3-7 years
Vehicles                         5 years
Leasehold improvements           15 years or life of lease, whichever is shorter
Building                         30 years

Patents and trademarks
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $67,000 and $38,000, respectively.

Goodwill
--------

Goodwill results primarily from the Company's acquisition of the RAP Group Inc., and Voltage Vehicles in 2002 (See Note 2).

The Company tests for goodwill impairment annually in December, absent earlier indicators of impairment. The valuation of goodwill is based on the Company's discounted projected cash flows of the RAP Group Inc., Voltage Vehicles and EMC. The valuation of goodwill related to RAP and EMC indicated that the fair value of goodwill at December 31, 2003 was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of approximately $375,000 and $50,000 in 2003 and 2002 respectively.

Goodwill consists of the following (in thousands):
                                                                December 31,
                                                                    2003
                                                                    ----
RAP                                                                 $200
Voltage Vehicles                                                     276
                                                                    ----
                                                                    $476
                                                                    ====
Advertising
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $552,000 and $162,000 in the years ended December 31, 2003 and 2002, respectively.

Warranty
--------

The Company provides for estimated future warranty costs upon product shipment. The specific terms and conditions of those warranties vary depending upon the product sold and range from 30 to 90 days. The estimated cost of warranties has not been significant to date.

Changes in the Company's warranty liability, which is included as a component of "Accrued expenses" on the Balance Sheet, during the year ended December 31, 2003 are as follows (in thousands):

Balance as of December 31, 2002                                     $  32
Provision for warranty liability for sales during the year             10
Settlements made during the year                                      (16)
                                                                    -----
Balance as of December 31, 2003                                     $  26
                                                                    =====


Shipping and handling costs
---------------------------

Shipping and handling costs have been included in cost of goods sold.

Research and development
------------------------

Research and product development costs are expensed as incurred.

Income taxes
------------

The Company accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and operating loss and tax credit carryforwards and are measured using the currently enacted tax rates and laws.

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

Fair value of financial instruments
-----------------------------------

For the Company's financial assets and short-term liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.

Stock-based compensation
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No. 123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. The Company accounts for its stock-based compensation to employees in accordance with the provisions of APB Opinion No. 25.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.


                                                         2003         2002
                                                     ============ ============
Net income (loss) attributable to common
stockholders, as reported                            $    (5,542) $     1,150

Less: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                          (368)        (304)
                                                     ------------ ------------
Pro forma net income (loss) attributable to common
stockholders                                         $    (5,910) $       846
                                                     ============ ============
Net (loss) per share attributable to common stockholders:

     As reported                                     $     (0.49) $      0.28
                                                     ============ ============
     Pro forma                                             (0.53)        0.17
                                                     ============ ============

Net income (loss) per share attributable to common stockholders
----------------------------------------------------------------

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common stockholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extend they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders were the same for the two years ended December 31, 2003 and 2002. Options and warrants for 1,650,000 shares and 33,209,000 shares convertible preferred stock of 339,000 and convertible debt of 930,000 were excluded from the computation of loss per share at December 31, 2003 and 2002, respectively, as their effect is anti-dilutive.

Reclassifications
-----------------

Certain previously reported amounts in the financial statements have been reclassified to conform to the current year presentation.

Recent accounting pronouncements
--------------------------------

In December 2003, the Financial Accounting Standard Board issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. The Company does not expect that the adoption of SFAS 132 will have a material affect on its financial statements.

In May 2003, the FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material effect on its financial positions.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities ("VIE"). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly with respect to its scope and application of the consolidation model, the FASB staff issued several FASB staff positions throughout 2003 to clarify the Board's intent on certain of the interpretation's provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the entity's benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interests that expose their holders to the risks and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE's primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that the adoption of the provisions of FIN 46 will not have an impact upon its financial condition or results of operations.

NOTE 2 - ACQUISITION OF NEW BUSINESSES

Acquisition of auto dealerships
-------------------------------

The Company completed an acquisition of Voltage Vehicles ("VV") and RAP Group, Inc. ("RAP") on July 1, 2002. VV and RAP became wholly owned subsidiaries of the Company through a purchase from the equity shareholders of Voltage Vehicles and RAP Group, Inc. all of the shares of VV and RAP in exchange for 4,500,000 (post-split) shares of the Company, as follows: 500,000 shares of the Company to the equity shareholders of VV and 4,000,000 shares to the shareholders of RAP. The equity shareholders of VV and RAP also received, for each common share of the Company issued to them, four warrants (one in Series B, Series C, Series D, and Series K) to purchase common stock in Reorganized ZAP. In connection with its acquisition of RAP and VV, the Company recorded goodwill or the excess of the purchase price over the net assets acquired of approximately $525,000 and $276,000 for RAP and VV, respectively. The Company obtained an independent appraisal of the fair value of the tangible and intangible assets acquired in order to record and allocate the purchase price in accordance with Financial Accounting Standards Board 141, "Business Combinations."

The purchase price was allocated as follows (thousands):

                                                              Voltages
                                    RAP Group, Inc.           Vehicles
                                    ---------------           --------
Accounts receivable                   $    630                $     5
Inventory                                  442                    129
Property and equipment                      24                     --
Goodwill                                   525                    276
Liabilities assumed                       (221)                  (235)
                                        ------                 ------
                                        $1,400                 $  175
                                        ======                 ======

VV is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. RAP owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. As a Voltage Vehicles authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California.

The results of operations of RAP and Voltage Vehicles are included in the accompanying financial statements from the date of acquisition, July 1, 2002. The following summarized unaudited pro forma financial information assumes the acquisition occurred on January 1 of 2002:

                                                     Year ended
                                                     December 31
                                                     -----------
                                                        2002
                                                     -----------
     Net sales                                       $     8,397
     Loss before extraordinary gain                       (2,627)
     Loss per share before extraordinary gain              (0.65)

The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Neighborhood electric vehicle rental program
--------------------------------------------

ZAP established ZAP Rentals in 2002 to rent neighborhood electric vehicles throughout California. In September 2003, ZAP purchased 98 rental cars for 326,644 shares of ZAP common stock valued at $1.50 per share (See Note 5 and 12). Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages.

NOTE 3 - PLAN OF REORGANIZATION

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

The primary objectives of the confirmed plan of reorganization are to: (a) alter the Company's equity and debt structures to permit the Company to emerge from the reorganization proceedings with a viable capital structure; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Company believed to be fair and reasonable and in the best interests of their respective estates, creditors, and stakeholders. The confirmed plan of reorganization provides for, among other things:

     o The cancellation of certain indebtedness in exchange for cash, common stock, no par value, in Reorganized ZAP, and/or warrants to purchase shares of common stock. The warrants were issued to each claimant during 2002;

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

     o The assumption and assignment, or rejection of executory contracts or unexpired leases to which the Company was a party;

     o Authorization to issue 100 million shares of common stock and 50 million shares of preferred stock.

     o Authorization to issue 10 million common shares each for the following warrants: Series A, B, C, D and K for a total of 50 million warrants, with the expiration dates for the warrants ranging from 12 to 36 months;

     O The creation of an Incentive Stock Option Plan for employees within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, with an option by the Incentive Stock Option Plan to purchase 10 million shares of ZAP common stock at an exercise price equal to the closing price on the date of issue (see Note 9);

     o Authorization to execute a $500,000 convertible debenture for the purchase of inventory from a new supplier in exchange for a note with interest at 6% per annum; or shares of common stock at $0.50 per share or 15% of the outstanding shares of the Reorganized ZAP, whichever amount is greater. The supplier was also given warrants in Series B, C and D for each common share owned (The entire debt was converted to common stock during 2002; see Note 12).

     o Authorization to complete the acquisition of VV and RAP effective July 1, 2002 (see Note 1).

NOTE 4 - INVENTORIES

Inventories at December 31, 2003 are summarized as follows (thousands):

     Vehicles                                        $        733
     Raw material                                             338
     Finished goods                                           734
                                                     ------------
                                                            1,805
     Less - inventory reserve                                 377
                                                     ------------
                                                     $      1,428
                                                     ============

Inventory reserve policy
------------------------

The Company records inventory at the lower of cost or market and establishes reserves for slow moving or excess inventory, product obsolescence and valuation impairment. In determining the adequacy of its reserves, at each reporting period the Company analyzes the following, among other things:

o   Current inventory quantities on hand;

o   Product acceptance in the marketplace;

o   Customer demand;

o   Historical sales;

o   Forecasted sales;

o   Product obsolescence; and

o   Technological innovations.

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the Statement of Operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2003 is as follows (in thousands):


            Balance as of December 31, 2002             $   589
            Provision for slow moving inventory             141
            Write-off of slow moving inventory             (353)
                                                        -------
            Balance as of December 31, 2003             $   377
                                                        =======

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 are summarized as follows
(thousands):

     Land                                                $        260
     Building and improvements                                  2,668
     Machinery and equipment                                      494
     Computer equipment and software                              319
     Office furniture and equipment                               178
     Leasehold improvements                                        89
     Vehicles available for rent                                  475
     Other vehicles                                               148
                                                         ------------
                                                                4,631
     Less - accumulated depreciation and amortization           1,000
                                                         ------------
                                                         $      3,631
                                                         ============

The land and building and certain equipment, with a net book value of $2,857,000 at December 31, 2003, are pledged as security for certain indebtedness (see Note
7).

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $289,000 and $222,000, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2003 consisted of the following (in thousands):

     Professional and legal fees                         $        697
     Advances                                                     100
     Customer deposits                                             76
     Sales and use tax                                             37
     Warranty                                                      26
     Payroll                                                       23
     Other                                                        190
                                                         ------------
                                                         $      1,149
                                                         ============

NOTE 7 - LONG-TERM DEBT

The Company has a $2 million in convertible note due in 22 years, with annual interest at 2% for the first two years, and thereafter at the prime rate (as defined) plus 2%. No payments are due until after two years, at which time, the note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The Company recorded a discount to the face value of the note of approximately $150,000 and is amortizating the discount over the term of the note using the interest method. The note discount was recorded to reflect value of the below market interest during the first two years and the value of the warrants (warrants to purchase 250,000 shares of common stock at $1.07 per share) issued to the seller. The warrants were valued at the date of issuance at $.65 per share using the Black Scholes option-pricing model with the following assumptions: expected dividends yield 0%, risk-free interest rate of 2%, the contractual life of 1.25 years and volatity of 160%. The note was issued in exchange for the purchase of the Company's new corporate headquarters and is secured by this property. The note has a net balance of $1,939,000 at December 31, 2003 ($2 million note, less the discount of $91,000 plus accrued interest of $30,000).

The Company's debt also consisted of approximately $147,000 in notes payable to unsecured creditors as a result of the confirmed plan of reorganization (see
Note 3). These notes bear interest at 5% per annum and have an annual distribution on June 1 of approximately 1/3 the original balance plus accrued interest. The current portion of these notes is approximately $60,000.

Long-term debt also consists of a several note payable secured by equipment totaling $55,000. These notes bear interest ranging from 5% to 18% per annum and have monthly payments of approximately $3,200 with maturities from July 2005 to November 2006.

Scheduled annual maturities for long-term debt for years ending after December 31, 2003 are as follows: $77,000 - 2004; $153,000 - 2005; $67,000 - 2006;
$60,000 - 2007; $64,000 - 2008 and $1,812,000 - thereafter.

NOTE 8 - INCOME TAXES

The provision for income tax for 2003 and 2002 represents minimum California franchise tax. The Company made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2002 (see Notes 1 and 3), due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

A reconciliation of the provision for income tax expense with the expected income tax is computed by applying the federal statutory income tax rate follows:

                                                      Year ended December 31
                                                     -------------------------
                                                        2003           2002
                                                     ----------     ----------
     Expected federal statutory rate                    (34.00%)       (34.00%)
     State, net of federal benefit                       (5.84%)        (5.84%)
     Other, net                                           (.50%)         (.30%)
     Net operating loss carryforward                     40.33%         40.13%
                                                     ----------     ----------
     Effective tax rate                                  (0.01%)        (0.01%)
                                                     ==========     ==========

Significant components of the Company's deferred tax assets at December 31, 2003 consist of the following (thousands):

     Deferred tax assets:
          Net operating loss carryforwards           $    5,219
          Inventory capitalization                          275
          Depreciation and amortization                       9
          Other accruals and allowances                     278
          Tax credits                                        44
                                                     ----------
          Total deferred tax asset                        5,825
     Valuation allowance                                 (5,825)
                                                     ----------
          Net deferred tax asset                     $       --
                                                     ==========

The Company has available for carryforward approximately $14.5 million and $4.9 million of federal and state net operating losses, respectively, expiring through 2017 for federal purposes and 2008 for state purposes. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place, or the extent of any limitation on the use of the net operating loss carryforwards.

Because of the uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established. The valuation allowance for the year ended December 31, 2003 increased $1,994,000 and decreased $1,435,000 for the year ended December 31, 2002.

NOTE 9 - EMPLOYEE STOCK OPTIONS

During 2002 as part of the confirmed plan of reorganization, ZAP created a new Incentive Stock Option Plan ("2002 Plan").

Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue
Code) or nonstatutory stock options. The numbers of shares available for grant under the 2002 and 1999 Plans are 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2003 and 2002 generally become exercisable as they vest over a three year period, and expire ten years after the date of grant.

Option activity under the 2002 and 1999 plans is as follows (thousands):

                                                2002 Plan              1999 Plan
                                          --------------------   --------------------
                                                      Weighted               Weighted
                                                      Average                Average
                                          Number of   Exercise   Number of   Exercise
                                            Shares     Price       Shares     Price
                                          ---------   --------   ---------   --------
     Outstanding at January 1, 2002              --         --         282       1.20
     Granted                                  1,908   $   0.32          --         --
     Exercised                                   --         --          --         --
     Canceled                                                         (117)      1.20
                                          ---------   --------   ---------   --------
     Outstanding at December 31, 2002         1,908   $   0.32         165       1.20
     Granted                                    462       0.76
     Exercised                                  (25)      0.30
     Canceled                                  (855)      0.67          (4)      1.20
                                          ---------              ---------
     Outstanding at  December 31, 2003        1,490   $   0.38         161   $   1.20
                                          =========              =========

The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.50 and $0.32, respectively.

The following information applies to options outstanding at December 31, 2003:

                                                 2002 Plan        1999 Plan
                                               -------------    -------------
     Range of exercise prices                  $0.30 - $1.20        $1.20
     Weighted average remaining life (years)        3.6               4
     Options exercisable                          656,000          182,500
     Weighted average exercise price               $0.38            $1.20



The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2003           2002
                                                     --------       --------
     Dividends                                         None            None
     Expected volatility                               160%            200%
     Risk free interest rate                           2.75%           4.0%
     Expected life                                    5 years        5 years

At December 31, 2003, the Company has outstanding stock options for employees to purchase 1,270,000 shares, for directors to purchase 541,000 shares, at exercise prices ranging from $0.30 to $1.20.

NOTE 10 - MAJOR CUSTOMERS

During 2003 and 2002, no single customer accounted for more than 10% of the Company's net sales, nor receivables.

NOTE 11 - COMMITMENTS

The Company presently rents its warehouse under an operating lease that expires in 2005. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company leases the location of its car outlet and another warehouse from the Company's CEO (see Note 13). Rent expenses under all leases were approximately $241,186 and $145,000 in 2003 and 2002, respectively.

Future minimum lease payments due under the leases are as follows (thousands):

     Year ending
     December 31
          2004                           $      138
          2005                                  107
          2006                                   40
                                         ----------
          Total                          $      285
                                         ==========

NOTE 12 - EQUITY

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

During 2002, the Company issued 4.5 million shares for the acquisition of RAP and Voltage Vehicles (see Note 2), and approximately 1.2 million shares of common stock for a conversion by Daka of a note payable into equity (see Note
3). During 2002, ZAP also issued approximately 351,000 shares of common stock to satisfy professional fees and the acquisition of equipment, and approximately 295,000 shares to satisfy $133,000 in unsecured debt holders' claims and other payables. In addition, the Company issued approximately 44,000 shares in exchange for $48,000 in cash as a result of the exercise of warrants and stock options.

During 2003, the Company issued approximately 4.3 million shares of common stock. Approximately 581,000 of these shares (including debt and warrants) were issued to purchase the new corporate headquarters (See Note 7) at $1.30 per share and 327,000 shares (including warrants) were issued to acquire an electric car rental fleet at $1.50 per share. The Company obtained an independent appraisal of the value of the land and building and car rental fleet. The appraised values were used to record these asset purchases.

During 2003, the Company also issued approximately 678,000 shares for inventory, 162,000 shares for building improvements and other equipment, and 617,000 shares for rent, advertising, interest expense, professional services, consulting services, stock promotion and other services. The price per share for these transactions ranged from $0.50 to $1.50. The stock issuances were recorded as noncash operating interest and assets based on the intrinsic value of the stock on the date granted.

The Company also issued approximately 1.5 million shares for cash and notes receivable during 2003. The Company issued approximately 600,000 unrestricted shares in exchange for $100,000 cash and note receivable of $492,000 and approximately 300,000 unrestricted shares in exchange for $95,000 in cash and note receivable of $205,000. All of these notes are due and payable and have been fully reserved at December 31, 2003. The Company also issued 111,000 restricted shares for an $111,000 note receivable with interest at 7% and payable in May 2004. The Company also issued 400,000 shares for $100,000 note receivable which was repaid during 2003 with $50,000 in cash and $50,000 in equipment and inventory. The Company also issued 76,000 shares for a $56,000 note receivable to a related party. This note bears interest at 3% and is payable in November 2005.

During 2003, the Company also issued approximately 269,000 shares for $426,000 in cash and 101,000 shares for $114,000 from the exercise of warrants and stock options. The Company also issued 65,000 shares to settle debt of approximately $78,000.

In 2003, the Company issued approximately 2.9 million shares of restricted common stock to be pledged as collateral for a long-term loan that has not funded. The prospective lender has instructed the Company to cancel the shares, and accordingly, the shares have not been reflected as issued or outstanding in the financial statements.

Preferred stock
---------------

Under the confirmed plan of reorganization the Company was authorized to issue 50 million shares of preferred stock. In December 2003, the Board of Directors established four classes of preferred stock with 4 separate timelines. The four classes of preferred shares convert to common shares as follows Class B converts to 2000 shares, Class C converts to 1,500 shares, Class D converts to 1,000 shares and Class F converts to 500 shares. Four time-line definitions were also established. Each time line gives the bearer the right to convert the preferred shares to common a certain number of days after issuance as follows II after 30 days, III after 90 days, IV after 180 days and V after 1 year. Each share of preferred stock also has a warrant attached to each share converted into common stock at the price on the date that the preferred share is issued.

Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. The Preferred Stock holders have no voting rights. The liquidation value is its stated value plus accrued and unpaid dividends thereon.

Warrants
--------

During 2002, the Company issued warrants for the acquisition of RAP and Voltage Vehicles (See Note 2), to settle debt obligations (See Note 3) and for equipment and services.

During 2003, the Company issued warrants in connection with the acquisition of its new corporate headquarters and rental car fleet, and the issuance of preferred and common stock for cash. In addition, during 2003, the Company issued warrants to purchase an aggregate 639,000 shares of its common stock under agreements with vendors and consultants to perform legal, financial, business advisory and other services. The warrant grants to vendors and consultants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

                                               Low        High
                                             ------      ------
     Exercise price per share                $ 1.00      $ 1.50
     Market price                               .50        2.40
     Assumptions:
          Expected dividend yield                0%          0%
          Risk free rate of return             1.0%       2.75%
          Contractual life                   1 year     3 years
          Volatility                           100%        200%
          Fair market value                    0.30        1.90


Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensating, the Company recognized non-cash operating expense in the amounts of $545,000 attributable to the warrants issued to vendors and consultants at the date of grant in 2003.

Total warrants outstanding at December 31, 2003 are summarized as follows (in thousands):

                                                                   Number of
                                                                   Warrants
                                                                   --------
     Series A-Unrestricted                                              396
     Series A-2-Restricted                                              915
     Series B-Unrestricted                                            6,688
     Series B-2- Restricted                                           2,906
     Series C-Unrestricted                                            7,403
     Series C-2- Restricted                                           1,451
     Series D-Unrestricted                                            7,403
     Series D-2- Restricted                                           1,351
     Series K-Unrestricted                                            4,200
     Series K-2-Restricted                                              300
     $1.50 Warrants Restricted                                          196
                                                                   --------
                                                                     33,209
                                                                   ========

The Company is authorized to issue 10 million shares each of Series A, B, C, D and K Unrestricted Warrants. Series A warrants give the holder the right, for a period of 1,095 days from the issuance, to purchase ZAP's common stock at an exercise price of $1.05 for the life of the warrant. Series B warrants give the holder the right to purchase one share of ZAP common stock at an exercise price of $1.07 and expires on June 30, 2004, Series C warrants give the holder the right to purchase one share of ZAP common stock for a period of 730 days from the date of issuance, at an exercise price of $4.00 for the first 547 days, $4.50 for the next 90 days, and $5.00 for the remaining life of the warrant. Series D warrants give the holder the right to purchase one share of ZAP common stock for a period of 1,095 days, from the date of issuance, at an exercise price of $8.00 for the first 730 days, $9.00 for the next 190 days, and $10.00 for the remaining life of the warrant. Series K warrants give the holder the right to purchase one share of ZAP common stock for a period of 1,095 days from the date of issuance, at an exercise price of $1.00 for the life of the warrant.

The Board of Directors of ZAP shall have the right to (i) decrease the exercise price of the warrants, (ii) increase the life of the warrants in which event the exercise price may be increased, or (iii) make such other changes as the Board of Directors of ZAP deems necessary and appropriate under the circumstances provided the changes contemplated do not violate any statutory or common law.

During 2003, the Board of Directors established the following restricted classes of warrants: Series A-2, B-2, C-2, D-2, K-2 and $1.50 Warrants Restricted. These warrants give the holder the right to purchase one share of ZAP common stock for the following prices and have the respective expiration dates: Series A-2 at $1.05 expires on July 1, 2005, Series B-2 at $1.07 expires on June 30, 2004, Series C-2 at $4.00 expires on July 1, 2004, Series D-2 at $8.00 expires on July 1, 2005, Series K-2 at $1.00 expires on July 1, 2005 and $1.50 Warrants at $1.50 expires on August 26, 2004.

Warrants for all Series may be assigned, sold, or transferred by the holder without restriction. The stock received from the exercise of a warrant for any Series will be without restriction and as a free trading stock exempt from the Securities Act of 1993 pursuant to Section 1145 of the Bankruptcy Code.

Series B, C, and D warrants not exercised may be redeemed by ZAP for a price of $0.01 per warrant upon thirty (30) days' written notice to the holders thereof; provided, however, that if not all unexercised warrants in a particular series are redeemed, then the redemption shall be pro-rated equally among the holders of unexercised warrants in the series. The Series A warrants may be redeemed by ZAP for $0.01 per warrant only if the post-confirmation, post-reverse split trading price of the ZAP stock is 200% or more than the strike price of the affected warrant, (i) at the time written notice is issued, and (ii) for at least 30 consecutive calendar days prior to that time. Otherwise, the Series A warrants may be redeemed upon thirty days' written notice for $0.75 per warrant. If not all unexercised warrants in Series A are redeemed, then the redemption shall be pro rated equally among the holders of unexercised warrants in Series
A. The Board may not change the terms of the Series A warrants without the consent of the holders of Series A warrants. In February 2003, the Company redeemed 2.5 million outstanding Series A warrants that were issued to the preferred shareholders in accordance with ZAP's confirmed plan of reorganization. However, the warrant holders are currently disputing the redemption (See Note 14).

NOTE 13 - RELATED PARTY

Rental agreements
-----------------

The Company leases land, office and warehouse space from our CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $95,000 and $49,000 for the years ended December 31, 2003 and 2002, respectively.

Consulting services and fund raising agreements
-----------------------------------------------

In November and December 2003, the Company entered into certain agreements with two relatives of our CEO. In December 2003 the first relative received 25,000 B-2 Restricted warrants and 25 shares of Class B preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services to be performed over the next year. The second relative received 100,000 shares of unrestricted common stock in November of 2003 and an additional 100,000 shares of unrestricted stock in January 2004. The 100,000 shares issued in November were for a media production valued at $17,000 and for a note receivable from shareholder of approximately $57,000, which is due in November 2005. The 100,000 shares issued in January of 2004 were an advance on fees for fund raising activities (See Note 17). The second relative received the 100,000 Series B-2 Restricted Warrants in November 2003 for consulting services.

NOTE 14 - LITIGATION

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

On May 20, 2003 the RAP Group, Inc, a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff is seeking damages in the amount of $ 546,108 plus interest. The pending action is in the preliminary stage. The Company intends to mount a vigorous defense in this action. Management believes that the ultimate resolution of these claims will not have a material adverse effect on our financial position or on results of operations.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings did result, the Auto Dealer's License for the RAP Group could be jeopardized, since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars. The RAP Group has had no additional inquiries from the DMV since last year.

There is an action pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187. This is an action brought by the Plaintiffs against ZAP for declaratory relief in which they ask the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffectual. The Plaintiffs also ask that the court order ZAP to issue written certificates for each share of stock and each Warrant to be given to the Plaintiffs pursuant to ZAP's confirmed Chapter 11 Plan of Reorganization. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.


NOTE 15 - SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified four reportable segments consisting of sales and marketing of electric products, operation of a retail car outlet, sales and marketing of electric car dealerships and electric car rental outlets. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

                                                  Electric                      Car         Rental
                                                  products     Car outlet    dealerships    outlets        Total
                                                 ----------    ----------    ----------    ----------    ----------
Year ended December 31,2003:
     Net sales                                   $    1,954    $    3,777    $       --    $       97    $    5,828
     Gross profit                                       388           906           (56)           93         1,331
     Depreciation, amortization and impairment          281            50             6            33           370
     Net income (loss)                               (4,267)       (1,025)         (142)         (108)       (5,542)
     Total assets                                     4,607         1,343           560           644         7,154

Year ended December 31,2002:
     Net sales                                        1,811         2,602            --            --         4,413
     Gross profit                                       140           114            --            --           254
     Depreciation, amortization and impairment          295            15            --            --           310
     Net income (loss)                                1,498          (348)           --            --         1,150
     Total assets                                $    2,342    $    1,765       $    --    $       --    $    4,107

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows:

                                                      Year ended December 31
                                                      ----------------------
                                                        2003          2002
                                                      --------      --------
     Cash paid during the year for:
        Income taxes                                  $      2      $      2
        Interest                                             1             1

     Non-cash investing and financing activities:
       The Company entered into numerous common and
       preferred stock transactions which resulted
       in the following non-cash entries:
        Inventory                                          617          --
        Prepaids                                           303          --
        Property and equipment                           3,516           133
        Debt                                            (1,808)         --
        Notes receivable                                 1,109          --
        Common stock                                    (3,731)         (133)
        Preferred Stock                                     (6)         --

     Issuance of common stock and assets and
     liabilities recognized upon acquisition
     of RAP and Voltage Vehicles:
        Common stock                                                   1,575
        Accounts receivable                                              685
        Inventory                                                        571
        Property and equipment, net                                       24
        Goodwill                                                         801
        Accounts payable and accrued liabilities                        (506)

NOTE 17 - SUBSEQUENT EVENTS

The Company has engaged various outside consultants in early 2004 to assist in fund raising activities. Efforts from January through March 26, 2004 have resulted in cash investments to the Company of $460,000. The Company has received a funding proposal letter. The proposal calls for the investor to make a $2 million dollar equity investment and provide an $8 million convertible revolving line of credit to purchase vehicles. The Company has not closed on the proposal as of yet and is also considering other alternatives.

During March 2004, the Company has agreed to purchase vehicles of another electric transportation company for the sum of $250,000, to be paid entirely with preferred stock (500 Class B shares) and 100,000 Class B warrants, which may be used to purchase common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with our Accountants during the last two years. During 2002 our principal independent accountant was dismissed with a new firm appointed. This change in accountants was approved by our audit committee and board of directors.

ITEM 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages, and positions of our directors and officers.

MANAGEMENT

Directors and Management
------------------------
Name                         Age             Position
----                         ---             --------
Steven M. Schneider          43              Director, Chief Executive Officer
Gary Starr                   48              Director, Chairman of the Board
William R. Hartman           56              Chief Financial Officer
Renay Cude                   27              Corporate Secretary
Louis Auletta                53              Director

The directors named above will serve until the next annual meeting of our shareholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

There is no family relationship among any of our directors and executive officers.

BIOGRAPHICAL INFORMATION

STEVEN M. SCHNEIDER - CHIEF EXECUTIVE OFFICER AND DIRECTOR was the founder of Voltage Vehicles, a full-service fuel vehicle distributor specializing in the full spectrum of electric vehicles (EV) and full-performance alternative fuel vehicles (AFV) including automobiles, motorcycles, bicycles, scooters, hovercraft, neighborhood electric vehicles (NEV), commercial vehicles and accessories. He also founded Auto Distributors, Inc., which is the promotion and distribution arm of Voltage Vehicles dealership. He is also on the Advisory Board of Directors to Apollo Energy Systems. Apollo is in the business of developing and manufacturing fuel cell technology and propulsion systems. He is also active in legislative issues regarding alternative fuel vehicles. Mr. Schneider recently lobbied at the nation's capital on behalf of the Clear Act (S.760/H.R. 1864: "Clean Efficient Automobiles Resulting From Advanced Car Technologies"). He also supported Representative Sherwood Boehlert (R-NY) efforts to introduce new legislation called the "Alternative Fueled Acceleration Act of 2001" along with actively supporting numerous other related state and federal initiatives. He is an active member on the electrical low speed vehicle subcommittee in Washington D.C., where his ideas have spawned new innovative markets for low speed vehicles.

Mr. Schneider's automotive career spans more than 17 years experience in varying roles including that of owner, partner, sales representative, business manager, creditor, and adjustor. His successes also include the formation of two Northern California automobile sales companies, as well as stints in the financial, real estate, and electronics industries. He has also received extensive education and training in sales and marketing, banking, insurance, and automotive training. During 2003, Mr. Schneider was recognized as a spokesman for the electric vehicle industry appearing on multiple national news shows.

GARY STARR - CHAIRMAN OF THE BOARD was previously the Chief Executive Officer of ZAP and has been a director since its inception in 1994. He has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 85,000 electric vehicles, Mr. Starr has invented several solar electric products and conservation devices. Mr. Starr founded U.S. Electricar's electric vehicle operation in 1983. In 1993, Mr. Starr earned a Private Industry Council Recognition Award for creating job opportunities in the EV industry and was named as one of the ten most influential electric car authorities by Automotive News. He has also received recognition awards for his contributions toward clean air from the American Lung Association of San Francisco, CALSTART and U.S. Senator Barbara Boxer. Mr. Starr has several publications: Electric Cars: Your Guide to Clean Motoring, The Shocking Truth of Electric Cars, and The True Cost of Oil. In addition, he has appeared on more than 300 radio and television talk and news shows (including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, and the CBS Evening News and the McNeil Lehrer News Hour) as a recognized authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

WILLIAM R. HARTMAN - CHIEF FINANCIAL OFFICER was appointed Chief Financial Officer in March 2001. He had been engaged as a financial consultant at our Company since January 2001. He has over 15 years of CFO or Controller experience in various industries. While in a previous position as Division Controller for Sega of America he obtained extensive experience in the consumer products manufacturing and distribution business. Prior to his engagement at ZAP, Mr. Hartman had been providing financial and accounting consulting services to various Internet start-ups in the SF Bay area. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York. He also had previous public accounting experience as an audit manager with Price Waterhouse Coopers in San Francisco.

RENAY CUDE- CORPORATE SECRETARY and Director was appointed Corporate Secretary in August 2002. Prior to joining our company, Ms. Cude was working as a legal secretary for a law firm. Ms. Cude has over five years experience working in the bankruptcy field with helping companies through the reorganization process. Ms. Cude holds an Associates Degree in Business Administration from Sonoma State University.

LOUIS AULETTA - DIRECTOR has been involved in various entrepreneurial business ventures for the past 35 years. Currently, he is engaged in real estate development. An avid environmentalist all his life, he has also served as the executive director of the Earth Options Institute. Mr. Auletta holds a Bachelors degree in Business from Wagner College, New York.

No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except that Mr. Schneider and Mr. Starr filed Form 3 and 5 late.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth information concerning the compensation we paid for services rendered during our fiscal years ended December 31, 2003, 2002 and 2001, by the Named Executive Officers. The Named Executive Officers are our company's Chief Executive Officer, regardless of compensation level, for the salary and bonus for the fiscal years ended December 31, 2003, 2002 and 2001. Steven M. Schneider was elected the Chief Executive Officer on October 26, 2002, with Gary Starr appointed Chairman of the Board on the same date.

SUMMARY COMPENSATION TABLE

                                         Annual Compensation               Long -Term Compensation

                                                                           Awards                    Payouts
                                                                           ------------------------- ---------- ------------
                                                            Other          Restricted   Stock
                                                            Annual         Stock        Underlying              All Other
                                         Salary   Bonus     Compensation   Award        Options      LTIP       Compen-
                                                                                        /SARs        Payouts    sation
Name and Principal Position     Year     ($)      ($)       ($)            ($)          (#)          ($)        ($)
---------------------------     ----     ------   -----     ------------   ------------ ------------ ---------- ------------
Steven M. Schneider             2003     74,100                                                                 150,000(1)
Chief Executive Officer         2002     31,300                                         200,000                   3,000
Effective 10/26/02

Gary Starr
Chairman of the Board           2003     74,100                                                                 150,000(1)
Former Chief Executive          2002     61,600                                         200,000
officer                         2001     66,700                                         116,667

(1) The restricted warrant awards in represents K-2 Restricted Warrants, each one of which may be exchanged for one share of ZAP common stock at an exercise price of $1.00. The warrants expire on July 01, 2005.]

We have employment agreements with three of our officers that expire October 1, 2008. These employees are Steve Schneider, CEO, Gary Starr, Chairman and Renay Cude, Corporate Secretary who is also a director.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

No Options/SAR Grants were made to the executive officers during the fiscal year ended December 31, 2003.

COMPENSATION OF DIRECTORS

Our directors do not receive any cash compensation for their service on our Board of Directors, but they may be reimbursed for certain expenses in connection with their attendance at board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information with respect to beneficial ownership of our common stock as of March 26, 2004 by:

o      Each person or entity who beneficially owns more than 5% of common stock;

o      Each of our directors;

o      Each of our Named Executive Officers; and

o      All Executive Officers and directors as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401. The table includes all shares of common stock issuable upon the exercise of options and other rights beneficially owned by the indicated shareholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The applicable percentage of ownership is based on 50,232,696 shares of common stock outstanding on a fully diluted basis as of March 26, 2004. The number of shares of common stock outstanding on a fully diluted basis includes 33,128,176 shares of common stock issuable upon the exercise of certain warrants, and 934,553 shares of common stock issuable upon the exercise of certain options.


                                                 SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER                         NUMBER            PERCENT

Steven M. Schneider (1)                          13,027,806          25.9

Gary Starr (2)                                    5,447,847          10.9

Ridgewood ZAP LLC (3)                             3,361,057           6.9
Ridgewood Power
947 Linwood Avenue
Ridgewood NJ

Mercatus & Partners (4)                           2,941,176           5.9
188 Green Lane
Northwood
Middlesex
United Kingdom

All Executive  Officers and directors            18,575,582          37.0
as a group (4 persons)


(1) Includes 10,000,000 shares of common stock issuable upon the exercise of various warrants and 127,810 shares of stock upon the exercise of stock options.

(2) Includes 4,152,535 shares of common stock issuable upon the exercise of various warrants and 244,467 shares of stock upon the exercise of stock options.

(3) Includes 2,983,500 shares of common stock issuable upon the exercise of certain warrants.

(4) Stock was provided as collateral for a working capital loan, which did not fund. In December 2003, the shareholder reported to the Company that the stock certificates were lost which has been reported to the transfer agent. The stock certificates have not been cancelled as of March 26, 2004.

On June 21, 2002, our Board of Directors adopted and our shareholders approved the 2002 Incentive Stock Plan (the "Equity Incentive Plan"). The Equity Incentive Plan has a term of 10 years and is administered by our Board of Directors. Pursuant to the Equity Incentive Plan, the Board of Directors may grant to eligible persons, which include employees, officers, directors, consultants and agents, awards of options (which may be qualified or non-qualified) or common stock. 10,000,000 shares of our common stock were originally set aside for grants made under the Equity Incentive Plan. As of December 31, 2003, we had issued options to employees to purchase a total of 934,553 shares of our common stock. The options will expire 10 years from the date of grant, The price for each share of common stock purchased pursuant to the options varies. The exercise price per share for the options granted is the fair market value of our common stock on the date of grant. The following table sets forth, as of December 31, 2003, the number of securities to be issued upon exercise of outstanding options, the weighted average exercise price of the outstanding options and the number of securities remaining available for future issuance under the Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------------- ---------------------------- -------------------------
                                Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options warrants and rights  future issuance under the
                                warrants and rights                                       equity compensation plan
                                                                                          (excluding securities
                                                                                          reflected in column (a)
Plan Category                   (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- -------------------------
------------------------------- ---------------------------- ---------------------------- -------------------------
Shareholder Approved            934,553                      $0.52                        9,065,447 (1)
------------------------------- ---------------------------- ---------------------------- -------------------------
------------------------------- ---------------------------- ---------------------------- -------------------------
Not Approved by Shareholders    0                            N/A                          N/A
------------------------------- ---------------------------- ---------------------------- -------------------------
------------------------------- ---------------------------- ---------------------------- -------------------------

(1) Pursuant to the terms of the Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Rental Agreements
-----------------

The Company leases office space, land and also warehouse space from Steven M. Schneider, our CEO and major shareholder (See Financial Statements Note 13). These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $95,000 and $49,000 for the years ended December 31, 2003 and 2002, respectively.

Consulting Services and Fund Raising Agreements
-----------------------------------------------

In November and December 2003, the Company entered into certain agreements with Kevin and Andrew Schneider, each cousins of Steven M. Schneider, the CEO. Kevin Schneider received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services to be performed over the next year. Andrew Schneider received 100,000 shares of unrestricted common stock in November of 2003 and an additional 100,000 shares of unrestricted common stock in January 2004. The 100,000 shares issued in November were for a media production valued at $17,000 and for a note receivable from shareholder of approximately $57,000, which is due in November 2005. The 100,000 shares issued in January of 2004 were advance fees for fund raising activities (See Financial Statements Note: 17 - Subsequent Events). Andrew Schneider also received 100,000 Series B-2 Restricted Warrants in November 2003 for consulting services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

Exhibit  Description
No.

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

3.4 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed June 28, 2000. (1)

3.5 Certificate of Amendment of Articles of Incorporation of ZAPWORLD.COM, endorsed and filed February 26,2001. (5)

3.6      Amended Bylaws of ZAPWORLD.COM dated June 24, 2000. (3)

3.7 Certificate of Determination of Rights and Preferences of the Series B Convertible Preferred Stock, Endorsed and filed June 26, 2001(5)

3.8 Amended and Restated Certificate of Determination of the rights, Preferences, Privileges of the Series B Convertible Preferred Stock, filed on October 2, 2001. (5)

3.9 Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP.*

3.10     Promissory Note $2,000,000 - ATOCHA Land LLC and ZAP.*

10.1 Settlement Agreement Between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001 (5)

10.2     ZAP's Approved Second Amended Plan of Reorganization of June 20, 2002
         (6)

21       Subsidiaries of the small business issuer*

14       Code of Business Conduct and Ethics*

23.1     Consent of Odenberg, Ullakko, Muranishi & Co. LLP*

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)*

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1     Certification of Chief Executive Officer pursuant to Section 1350*

32.2     Certification of Chief Financial Officer pursuant to Section 1350*

* Filed herewith.

(1) Filed and endorsed on September 23, 1994. Included as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,2000.
(2) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5) Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(6) Previously filed as an exhibit to the Registrant's Form 8-K of October 20, 2002.

REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                    December 31, 2003          December 31, 2002

(i)      Audit Fees                   $   71,500                 $   65,000
(ii)     Audit Related Fees           $ ________                 $  _______
(iii)    Tax Fees                     $ ________                 $  _______
(iv)     All Other Fees               $ ________                 $  _______

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZAP


                                              By     /s/ STEVEN M. SCHNEIDER
                                                     -----------------------
                                                     Steven M. Schneider,
                                                     Chief Executive Officer
                                              Date   March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----


/s/ STEVEN M. SCHNEIDER     Chief Executive Officer               March 26, 2004
------------------------
Steven M. Schneider


/s/ WILLIAM R. HARTMAN      Chief Financial Officer               March 26, 2004
------------------------
William R. Hartman


/s/ GARY STARR              Director and Chairman of the Board    March 26, 2004
------------------------
Gary Starr


/s/ LOUIS AULETTA           Director                              March 26, 2004
------------------------
Louis Auletta


/s/ RENAY CUDE              Secretary and Director                March 26, 2004
------------------------
Renay Cude