Form 10QSB
period 2004-03-31
ZAP
filed 2004-05-17
CIK 1024628

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

                          -----------------------------

                  For the quarterly period ended March 31, 2004


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



                                501 FOURTH STREET
                              SANTA ROSA, CA 95401
                                 (707) 525-8658
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



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

     16,619,293 shares of common stock as of May 14, 2004.

     Transitional Small Business Disclosure Format     Yes [_]   No [X]

================================================================================

                                       ZAP

                                   FORM 10-QSB

                                      INDEX


                                                                        PAGE NO.


PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheet as of
                   March 31, 2004 ..........................................   2

                   Condensed Consolidated Statements of Operations for
                   the Three Months Ended March 31, 2004 and 2003...........   3

                   Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 2004 and 2003 ....................   4

                   Notes to Condensed Consolidated Financial Statements.....   5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................  10

          Item 3.  Controls and Procedures..................................  14



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................  14

          Item 2.  Changes in Securities and Use of Proceeds................  15

          Item 3.  Defaults Upon Senior Securities..........................  15

          Item 4.  Submission of Matters to a Vote of Security Holders......  15

          Item 5.  Other Information........................................  15

          Item 6.  Exhibits and Reports on Form 8-K.........................  15


SIGNATURES .................................................................  16

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)

                                                                               MARCH 31,
                                                                                 2004
                                                                             ------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                               $        510
     Accounts receivable, net of allowance for doubtful accounts of $508              341
     Inventories                                                                    1,485
     Prepaid expenses and other current assets                                        572
                                                                             ------------
          Total current assets                                                      2,908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,072                   3,597

OTHER ASSETS
     Patents and trademarks, net                                                      178
     Goodwill                                                                         476
     Deposits and other                                                               104
                                                                             ------------
          Total assets                                                       $      7,263
                                                                             ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                       $         76
     Accounts payable                                                                 410
     Accrued liabilities                                                            1,240
     Deferred Revenue                                                                 330
                                                                             ------------
          Total current liabilities                                                 2,056

LONG-TERM LIABILITIES
     Long -term debt, less current portion                                          2,080
                                                                             ------------
          Total liabilities                                                         4,136
                                                                             ------------
SHAREHOLDERS' EQUITY
     Preferred stock, authorized 50 million shares; no par value,
         1,347 shares issued and outstanding                                        1,156
     Common stock, authorized 100 million shares;
         no par value; 13,230,706 shares issued and outstanding                    27,010
     Notes receivable from shareholders, net                                         (167)
     Accumulated deficit                                                          (24,872)
                                                                             ------------
          Total shareholders' equity                                                3,127
                                                                             ------------
          Total liabilities and shareholders' equity                         $      7,263
                                                                             ============

                       See accompanying notes to condensed
                  consolidated financial statements (Unaudited)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                             2004              2003
                                                         ------------      ------------
NET SALES                                                $      1,320      $      1,528

COST OF GOODS SOLD                                                984             1,205
                                                         ------------      ------------

GROSS PROFIT                                                      336               323
                                                         ------------      ------------

OPERATING EXPENSES
     Sales and marketing                                          199               191
     General and administrative
     (non-cash of $731 in 2004 and $151 in 2003)                1,556               562
                                                         ------------      ------------
                                                                1,755               753
                                                         ------------      ------------
LOSS FROM OPERATIONS BEFORE REORGANIZATION ITEMS,
OTHER INCOME (EXPENSE) AND INCOME TAXES                        (1,419)             (430)
                                                         ------------      ------------

OTHER INCOME (EXPENSE)
     Interest expense
     (non-cash of $30 in 2004 And $0 in 2003)                     (30)               --
     Other income                                                   8                --
                                                         ------------      ------------
                                                                  (22)               --
                                                         ------------      ------------

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES              (1,441)             (430)

REORGANIZATION ITEMS:

     Professional fees                                             (8)               (8)
                                                         ------------      ------------
LOSS BEFORE INCOME TAXES                                       (1,449)             (438)
                                                         ------------      ------------
PROVISION FOR INCOME TAXES                                          2                 2
                                                         ------------      ------------

NET LOSS                                                 $     (1,451)     $       (440)
                                                         ============      ============
NET LOSS PER COMMON SHARE
     BASIC AND DILUTED
                                                         $      (0.11)     $      (0.04)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     BASIC AND DILUTED                                         13,218            12,145
                                                         ============      ============

                       See accompanying notes to condensed
                  consolidated financial statements (Unaudited)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  2004              2003
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $     (1,451)     $       (440)
Items not requiring the use of cash:
    Amortization of note discount                                       30                --
    Issuance of stock and warrants for services                        630               151
Adjustments to reconcile net loss to net cash used
    for operating activities:
      Depreciation and amortization                                     81                68
      Allowance for doubtful accounts                                   46                --
         Changes in other items affecting operations
           Receivables                                                 (72)             (230)
           Inventories                                                 173               133
           Prepaid expenses and other assets                            88              (102)
           Accounts payable                                           (128)               44
           Advances from related party                                  --               (26)
           Accrued liabilities                                          77               (82)
           Deferred revenue                                             40                --
                                                              ------------      ------------
                Net cash used in operating activities                 (486)             (484)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITES
    Purchase of equipment                                              (10)               (5)
                                                              ------------      ------------
                Net cash used for investing activities                 (10)               (5)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock and warrants                               460                --
    Sale of common stock, net of stock offering costs                   --               364
    Proceeds from issuance of long-term debt                            --                78
    Payments on long-term debt                                          (5)               --
                                                              ------------      ------------
                Net cash provided by financing activities              455               442
                                                              ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (41)              (47)

CASH AND CASH EQUIVALENTS, beginning of period                         551               350
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                      $        510      $        303
                                                              ============      ============

                       See accompanying notes to condensed
                  consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial statements presented herein, for the three months ended March 31, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The Risks Related to Our Business

The Company has a history of losses, and the Company might not achieve or maintain profitability. The Company's continuation as a going concern is directly dependent upon our ability to increase sales and receive additional financing. The Company has raised approximately $1.1 million in new capital thus far in 2004 but will require substantial additional capital in the short term to realize its business objectives in particular the creation of a distribution network for and sales of SMART(R) Cars. There can be no assurance that additional capital would be available, or if it is available, that it would be on acceptable terms. A substantial portion of the Company's growth in the past three years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

Other risks include, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electrical or fuel-efficient vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry or fuel-efficient cars will continue and our business may suffer if growth in the electric vehicle industry or fuel-efficient market decreases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle or fuel-efficient technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our Internet address. Our success is heavily dependent on protecting our intellectual property rights.

Basic and diluted earnings (loss) per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2004, these potentially dilutive securities include options for 1,650,000 common shares, warrants for 36,977,033 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 1,339,000 common shares.



2) SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured on the value of the award at the grant date, and recognized over the service period. SFAS No.123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 or its related interpretations. The company accounts for its stock-based compensation to employees in accordance with the provisions of APB opinion No. 25.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issues No.96-18 Accounting for Equity Instruments that Are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three-month periods ended March 31:


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
IN THOUSANDS EXCEPT PER SHARE AMOUNTS            2004         2003
                                              ---------    ---------
Net loss: As reported                         $  (1,451)   $    (440)

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                         15           50
                                              ---------    ---------
         Pro forma                            $  (1,466)   $    (490)

Basic and diluted (loss) per share:
         As reported                          $   (0.11)   $   (0.04)
         Pro forma                            $   (0.11)   $   (0.04)


PRINCIPLES OF CONSOLIDATION - The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates include;

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

INVENTORY - The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company's products and corresponding demand were to decline, then additional reserves may be deemed necessary.

LEGAL ACCOUNTS - The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

RECOVERY OF LONG-LIVED ASSETS - The Company evaluates the recovery of its long-lived assets periodically by analyzing its operating results and considering significant events or changes in the business environment.


WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.


RECENT ACCOUNTING PRONOUNCEMENTS:
In December 2003, the Securities and Exchange Commission (SEC) issue Staff Accounting Bulletin No.104, Revenue Recognition (SAB 104), which superceded Staff Bulletin No. 101 Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple elements revenue arrangement, superceded as a result of the issuance of Emerging issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangement with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 on the first day of 2004. The adoption of SAB 104 did not have an impact on the Company's condensed consolidated financial statements.

In April 2003, FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, as were originally establishing in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30,2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The Company's adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 provides guidance on how to apply the controlling financial interest criteria in ARB 51 to variable interest entities ("VIE"). Given the complexity of FIN 46 and implementation issues after its original issuance, particularly respect to its scope and application of the consolidation model, FASB staff issued several FASB staff positions throughout 2003 to clarify the Board's intent on certain of the interpretation's provisions. In December 2003, the Board issued FIN 46R to address certain technical corrections and clarify the implementation issues that had arisen.

In general, a VIE is subject to consolidation if it has (1) an insufficient amount of equity for the entity to carry on its principle operations without additional subordinated financial support provided by any parties, (2) a group of equity owners that are unable to make decisions about the entity's activities or (3) equity that does not absorb the entity's losses or receive the entity's benefits. Variable interest entities are to be evaluated for consolidation based on all contractual, ownership or other interest that expose their holder to the risk and rewards of the entity. These interests may include equity investments, loans, leases, derivatives, guarantees, service and management contracts and other instruments whose values change with changes in the VIE. Any of these interests may require its holder to consolidate the entity. The holder of a variable interest that receives the majority of the potential variability in gains or losses of the VIE is the VIE's primary beneficiary and is required to consolidate the VIE. FIN 46R became effective immediately for entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.The Company has determined that the adoption of the provisions of FIN 46 will not have an impact upon its financial condition or results of operations.

(3) INVENTORIES- The Inventories at March 31, 2004 are summarized as follows (thousands):

Vehicles                     $  887
Raw Materials                   340
Finished Goods                  568
                             ------
                              1,795
Less-inventory reserve         (310)
                             ------
                             $1,485
                             ======

(4) STOCKHOLDERS' EQUITY-On July 1, 2002, ZAP's stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") under the new stock symbol of ZAPZ.

The Company issued 1,035 shares of preferred stock in the first quarter ended March 31, 2004, which is convertible into 1.0 million shares of common stock. ZAP received $460,000 from investors in exchange for 460 shares of preferred stock. Approximately 316 shares of preferred stock were issued in payment for legal, consulting and professional services. In addition, 259 preferred shares were issued to purchase inventory and selected assets.

The Company also issued approximately 3.8 million Series B restricted Warrants priced at $1.07. The warrants were issued for the following: 2.0 million for preferred investors mentioned above, 1.6 million for consulting services and 200,000 for purchase of inventory and electric automobiles. The warrants issued to consultants were valued between $0.30 and $0.39 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administration expenses of $530,000 have been recorded during the first quarter of 2004 related to these warrant issuances.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled to date.

The Company is still holding notes receivable from shareholders of $864,170, less a reserve of $697,200 resulting in a net balance due of $166,970 at March 31, 2004. The notes were given to the Company last year by three shareholders in exchange for restricted and unrestricted common stock. Reserves were established for two of the shareholder notes, since one of the shareholders has not met the agreed upon payment terms and the other shareholder has not assigned collateral as required by the notes. The Company has hired an attorney to pursue collection from the shareholders.

(5) RELATED PARTIES-On January 26, 2004, when the Company's stock was trading at $0.75 per share, the Company entered into an agreement with a relative of our CEO to provide fund raising and stock promotion activities. A shareholder of the Company transferred 100,000 shares of unrestricted common stock as compensation for his services. The Company recorded $75,000 of consulting expense related to this agreement.


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

(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
Cash paid during the period for interest              $   --            --
Cash paid during the period for income taxes          $   --            --
Non-cash investing and financing activities:
 Note and stock issued to purchase land
      and building                                        --        $ 3,292
 Stock issued for:
   Purchase of fixed assets                           $    28           --
   Inventory purchases                                $   230       $   325
   Prepaid expenses                                   $   198           --
   Repayment of long-term debt                            --        $    56


(8) SUBSEQUENT EVENTS- On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC, a California limited liability company (Smart Auto), to distribute and manufacture "smart" cars. Smart cars is the brand name of 3-cyclinder gas turbo engine cars manufactured by Daimler Chrysler AG, which can achieve an estimated fuel economy up to 60 miles per gallon.

Under the agreement ZAP will be the exclusive distributor and licensee of the right to manufacture Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP will pay Smart-Auto a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million payable in cash ratably with the delivery of the first 1,000 smart cars, and $8 million payable in ZAP preferred stock.

On April 12, 2004, the Company received $1 million in cash in exchange for a convertible promissory note from a private investor and shareholder. The note accrues interest at the rate of 1.47% per annum with a due date of June 1, 2005 for the entire principal and interest. After November 1, 2004, the note and accrued interest may be converted at the holder's election into Series A-2 Preferred Stock. The Company also entered into an Asset Purchase Agreement on April 12, 2004 with the private investor and shareholder to purchase three automobiles in exchange for 250 Class A II preferred shares (equivalent to 500,000 common shares) and 500,000 B-2 Warrants, exercisable at $1.07. The purchase price of the automobiles was valued at $250,000.

The following consulting agreements were arranged after March 31, 2004 with the Company to provide stock promotion and investor relation services:

     1) Marlin Financial Group for $50,000 of Preferred Stock that converts to 89,286 shares of Common Stock.

     2) Sunshine 511 Holdings for 2 million B-2 Restricted warrants and 1 million K-2 Restricted Warrants.

     3)   Elexis International for 150,000 B-2 Restricted Warrants.

     4) The Banks Group, LLC for a total of $244,000 of which $12,000 is payable monthly over one year and a payment of $100,000, which is due June 1, 2005.

On April 14, 2004, the Company signed an agreement to issue 133 Shares of Class D preferred shares(equivalent to 133,333 common shares) to Phi-Nest Fund LLP. in exchange for a $100,000 cash investment.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements- Certain statements in this Form 10-QSB, including information set forth under this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results reflect our best estimates based upon current conditions and the most recent results of operations.

OVERVIEW

ZAP (the "Company" or "ZAP") was incorporated under the laws of the State of California on September 23, 1994, as "ZAP Power Systems." The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. The Company has grown from a single product line to a full line of electric vehicle and advanced transportation products. Most of the Company's domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

The Company's business strategy has been to develop, acquire and commercialize advanced transportation including electric vehicles, electric vehicle power systems, low emission vehicles and fuel efficient cars, such as the SMART(R) Car, which have fundamental, practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In 2004, the Company continued to enhance and broaden its electric vehicle and fuel-efficient product line. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations.

The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2004, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

According to various sources, the Company has developed perhaps the strongest brand names in the electric vehicle industry.

PRODUCT SUMMARY - ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, neighborhood electric vehicles, commercial vehicles and gas fuel economy vehicles. Additionally, the Company produces the electric scooter, known as the ZAPPY(R), which is manufactured by the Company, using parts supplied by various subcontractors.

ELECTRIC VEHICLE RENTAL PROGRAM - ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles in tourist locations. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. In September 2003 the Company acquired a fleet of approximately 100 electric cars, which are being rented to the public at two locations on the main Casino strip in Las Vegas. The purchase was completed in exchange for stock and warrants.

VEHICLE DEALERSHIP PROGRAM - The Company began establishing Electric Vehicle Dealerships in various locations in the United States in the fourth quarter of 2003. The new car dealer pays the Company a fee and in return may apply with the respective state to become a licensed new car electric vehicle dealership. The Company also receives a commitment from the new car dealer to purchase a minimum number of electric automobiles annually. The Company intends to expand this network to include the gasoline fuel efficient SMART(R) Car.

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

CURRENT PRODUCT LINE
The Company's existing product line, which includes new and planned introductions, is as follows:

SMART - This vehicle has a gas turbo engine with estimated fuel economy of 60 miles per gallon. This car is a two-passenger coupe that is eight feet in length that provides ample room for two adult passengers. Other "smart" features and options of the Smart(R) car include a 61-hp, 3-cyclinder turbocharged engine, equipped with an advanced electronic stabilization program, or ESP, an anti-skid design that throttles the engine torque along with an anti-lock braking system. The unique 6-speed automatic gear transmission with kick down function allows the user to switch between "automatic" and "manual" gear shifting via a control program that changes gears in response to varying driving characteristics.

ZAPCAR (TM) - This electric vehicle is made in China and is the first of its kind to utilize an advanced drive train powered by an asynchronous AC motor system delivering up to four times the horsepower of other models in its class. The Company signed an exclusive agreement to import this nearly completed vehicle into the United States.

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

ZAPPY(R) - This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. Its patented design includes a unique folding mechanism and proprietary circuitry, which increases the efficiency and range of the vehicle. In the fourth quarter last year, we introduced a new 2002 ZAPPY(R) Scooter, which offered significant upgrades over the previous design, from performance and construction to look.

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

SUBSIDIARY BUSINESSES-The Company completed its acquisition of Voltage Vehicles ("VV") and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group ("RAP") owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. Voltage Vehicles, which began business in February 2001, is a relatively new enterprise.

The Company has a $68,200 backlog of orders and purchase contracts in hand for various products and electric vehicles as of May 14, 2004. The Company expects to fill these orders within the current fiscal year.

Some of the significant events for the Company that occurred during the first quarter and in April of 2004 were as follows:

1. ZAP signed an exclusive purchase, license and supply agreement with Smart Automobile LLC (SA). The Smart Car has a 3-cylinder turbo gas engine with estimated fuel economy up to 60 miles per gallon. See Note (8) Subsequent Events for further information.

2. ZAP has raised approximately $1.1 million in new funds thus far in 2004, as a result of various fund raising and stock promotions activity.

3. The Company purchased the inventory and fixed assets of The Electric Transportation Company, LLC (ETC) for ZAP Preferred Stock and Warrants. ETC has developed and marketed advanced drive trains for electric powered bicycles.



RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               ----------------
                                                               2004        2003
                                                               ----        ----
  STATEMENTS OF OPERATIONS DATA:
     Net sales..........................................      100.0%      100.0%
     Cost of sales......................................      (74.5)      (78.9)
     Gross profit.......................................       25.4        21.1
     Operating expenses.................................      133.0        49.4
     Loss from operations before reorganization
       items and other expenses.........................     (107.5)      (28.3)
     Reorganization items-Professional fees.............       (0.6)       (0.5)
     Net loss...........................................     (109.9)      (28.8)


QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

NET SALES for the quarter ended March 31, 2004 were $1.3 million compared to $1.5 million in 2003. RAP's net sales for the period accounted were $909,000 versus $1.1 million in 2003. The net sales for ZAP were $411,000 versus $421,000 in 2003. The sales were less than last year due to the slow economy.

GROSS PROFIT was $336,000 for the first quarter ended March 31, 2004 compared to $323,000 for the quarter ended March 31, 2003. The RAP Group accounted for $248,000 of the gross profit for the quarter ended March 31, 2004 versus $216,000 in 2003. ZAP's gross profit excluding the RAP Group, decreased from $97,000 to $88,000 in 2004. The change in gross profit decrease was due to product mix.

SALES AND MARKETING EXPENSES in the first quarter of 2004 were $199,000 as compared to $191,000 in 2003. RAP's expenses were $27,000 versus $79,000 in 2003. ZAP was $172,000 versus $112,000 in 2003. As a percentage of sales, total selling expenses increased from 12% of sales to 15% of sales. RAP's decrease of $52,000 was due to less salaries and advertising expenses. While ZAP's increase in expenses was due to higher salaries and marketing expenses.

GENERAL AND ADMINISTRATIVE expenses for 2004 were $1,556,000 as compared to $562,000 in 2003. RAP's portion of the expenses was $231,000 versus $95,000 in 2003. For ZAP the expenses increased from $460,000 to $1,325,000. As a percentage of sales, general and administration expenses increased from 37% of sales to 118% of sales. RAP's increase of $136,000 was primarily due to higher bad debt estimates for problem customer accounts. ZAP's increase of $865,000 was due to higher consulting, professional fees and bad debt estimates. Of this increase $731,000 represents non-cash legal and consulting expense related to stock and warrant issuances.

INTEREST EXPENSE increased by $30,000 in the first quarter of 2004, and is due to the quarterly interest for the note payable for the building purchase on 03/31/03.

OTHER INCOME INCREASED by $8,000 in the first quarter of 2004 due to fees on auto sales.

REORGANIZATION ITEMS reflect the quarterly trustee fee.

NET LOSS -The Net Loss was $1,451,000 for the period ended March 31, 2004 as compared to a loss of $440,000 for March 31, 2003. The increase was primarily due to higher General and Administration expenses for consulting, stock promotion and estimates for bad debts on problem customer accounts. The issuance of Stock warrants for legal fees and to consultants for services accounted for $731,000 of the General and Administration expenses.


LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 2004 net cash used by the Company for operating activities was $ 486,000. In the first quarter of 2003, the Company used cash for operations of $484,000. Cash used in the first quarter of 2004 was comprised of the net loss incurred for the quarter of $1,376,000 plus net non-cash expenses of $712,000 plus the net change in operating assets and liabilities of $178,000. Cash used in operations in the first quarter of 2003 was comprised of the net loss before reorganization items incurred for the quarter of $440,000 plus net non-cash expenses of $219,000, and the net change in operating assets and liabilities resulting in a further use of cash of $263,000.

Investing activities used cash of $10,000 in the first quarter of 2004 and used $5,000 during the first quarter ended March 31, 2003. In 2004 and 2003 the cash was used to purchase equipment.

Financing activities provided cash of $455,000 and $442,000 during the first quarters ended March 31, 2004 and 2003, respectively.

At March 31, 2004 the Company had cash of $510,000 compared to $303,000 at March 31, 2003. At March 31, 2004, the Company had working capital of $852,000, as compared to working capital of $2.2 million at March 31, 2003. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

Even though we have raised approximately $1.1 million thus far in 2004, we will need additional short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future.

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

The Company's primary capital needs are to fund its growth strategy, which includes creating an auto distribution network for the distribution of the SMART
(R) Car and electrical vehicles, increasing its internet shopping mall presence, increasing distribution channels, establish company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

SEASONALITY AND QUARTERLY RESULTS
The Company's business is subject to seasonal influences. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company intends to develop a wide auto distribution network to counter any seasonality effects.

INFLATION
Our raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

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

Item 5. Other Information

On March 5, 2004,the Company's Board of Directors appointed Kevin Schneider, a relative of our CEO to be a member of the Advisory Board.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

     2.1 Agreement for Stock Promotion and Investor Services dated January 8, 2004 between the Company and Evan Rapoport.

     2.2 Asset Purchase Agreement dated March 1, 2004 with Electric Transportation Company LLC for the purchase of inventory, various fixed assets and intellectual property.

     2.3 Convertible Promissory Note dated April 12, 2004 in the amount of $1,000,000 to Jeffrey G. Banks and Karen A. Banks, as Trustees of the Banks Living Trust.

     2.4 Asset Purchase Agreement dated April 12, 2004 with Jeffrey G. Banks for purchase of various automobiles.

     2.5 Agreement for Private Placement Investment Received dated April 14, 2004 with Phi-Nest Fund LLP.

     2.6 Exclusive Purchase, License and Supply Agreement dated April 19, 2004 with Smart Automobile LLC to manufacture and distribute the Smart(R)Car.

     2.7  Consulting Fee Agreement dated April 21, 2004 with Elexis
          International.

     2.8 Agreement for Stock Promotion and Investor Relation Services dated April 21, 2004 with Sunshine 511 Holdings.

     31.1 Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of the Chief Financial pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

     On May 11, 2004, the Company filed a Current Report on Form 8-K to report the Exclusive Purchase, License and Supply Agreement with Smart Automobile LLC.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      ZAP
----------------
  (Registrant)





SIGNATURE                              TITLE                           DATE
---------                              -----                           ----


/s/ Steve Schneider                 Director/CEO                   May 14, 2004
---------------------------


/s/ William Hartman                     CFO                        May 14, 2004
---------------------------