Form 10QSB
period 2004-06-30
ZAP
filed 2004-08-16
CIK 1024628

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

                          -----------------------------

                  For the quarterly period ended June 30, 2004

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

     19,916,596 shares of common stock as of August 13, 2004.

     Transitional Small Business Disclosure Format     Yes [_]   No [X]

================================================================================

                                       ZAP

                                   FORM 10-QSB

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements (unaudited):

                    Condensed Consolidated Balance Sheet
                    as of June 30, 2004 .....................................  2

                    Condensed Consolidated Statements of Operations for
                    the Three and Six Months Ended June 30, 2004 and 2003....  3

                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2004 and 2003......................  4

                    Notes to Condensed Consolidated Financial Statements.....  5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 11

          Item 3.   Controls and Procedures.................................. 16



PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................ 17

          Item 2.   Changes in Securities and Use of Proceeds................ 17

          Item 3.   Defaults Upon Senior Securities.......................... 17

          Item 4.   Submission of Matters to a Vote of Security Holders...... 17

          Item 5.   Other Information - Subsequent Events.................... 18

          Item 6.   Exhibits and Reports on Form 8-K......................... 18

SIGNATURES .................................................................. 19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         ZAP
         CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
        (IN THOUSANDS)

                                                                               June 30,
                                                                                 2004
                                                                             ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $      2,467
     Accounts receivable, net of allowance for doubtful accounts of $537              281
     Inventories                                                                    1,548
     Prepaid expenses and other current assets                                      1,707
                                                                             ------------
        Total current assets                                                        6,003

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,122                   3,504

OTHER ASSETS
     License and distribution fee, net                                              8,850
     Patents and trademarks, net                                                      170
     Goodwill                                                                         476
     Deposits and other                                                                89
                                                                             ------------
        Total assets                                                         $     19,092
                                                                             ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                       $      1,075
     Accounts payable                                                                  99
     Accrued liabilities                                                              867
     Deferred revenue                                                                 535
                                                                             ------------
        Total current liabilities                                                   2,576

LONG-TERM LIABILITIES
     Long -term debt, less current portion, net of discount of $37                  2,075
                                                                             ------------
        Total liabilities                                                           4,651
                                                                             ------------
SHAREHOLDERS' EQUITY
     Preferred stock, authorized 50 million shares;
       no par value, 9,047 shares issued and outstanding                            9,750
     Common stock, authorized 100 million shares;
       no par value; 16,020,548 shares issued and outstanding                      30,935
     Notes receivable from shareholders, net                                          (56)
     Accumulated deficit                                                          (26,188)
                                                                             ------------
        Total shareholders' equity                                                 14,441
                                                                             ------------
        Total liabilities and shareholders' equity                           $     19,092
                                                                             ============

                See accompanying notes to condensed consolidated
                        financial statements (Unaudited)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                   ------------------------------      ------------------------------
                                                       2004              2003              2004              2003
                                                   ------------      ------------      ------------      ------------
NET SALES                                          $      1,072      $      1,366      $      2,392      $      2,894

COST OF GOODS SOLD                                          833             1,190             1,817             2,395
                                                   ------------      ------------      ------------      ------------

GROSS PROFIT                                                239               176               575               499
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES
     Sales and marketing                                    209               151               408               342
     General and administrative (non-cash
        of $1,278 in 2004 and $208 in 2003)               1,636               754             3,192             1,318
     Loss on disposals of fixed assets                       63               100                63               100
                                                   ------------      ------------      ------------      ------------
                                                          1,908             1,005             3,663             1,760
                                                   ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS BEFORE REORGANIZATION
ITEMS, OTHER INCOME (EXPENSE) AND INCOME TAXES           (1,669)             (829)           (3,088)           (1,261)
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Interest income (expense)                              (30)                1               (60)               (7)
     Other income (expense)                                 385              (207)              393              (207)
                                                   ------------      ------------      ------------      ------------
                                                            355              (206)              333              (214)
                                                   ------------      ------------      ------------      ------------
LOSS BEFORE REORGANIZATION ITEMS
AND INCOME TAXES                                         (1,314)           (1,035)           (2,755)           (1,475)

REORGANIZATION ITEMS:
     Professional fees                                        5                15                13                15
                                                   ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                 (1,319)           (1,050)           (2,768)           (1,490)
                                                   ------------      ------------      ------------      ------------

PROVISION FOR INCOME TAXES                                   --                --                 2                 2
                                                   ------------      ------------      ------------      ------------

NET LOSS                                           $     (1,319)     $     (1,050)     $     (2,770)     $     (1,492)
                                                   ============      ============      ============      ============

NET LOSS PER COMMON SHARE
BASIC AND DILUTED                                  $      (0.09)     $      (0.09)     $      (0.19)     $      (0.14)
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING --
BASIC AND DILUTED RESTATED FOR 2003                      14,139            11,197            14,678            10,352
                                                   ------------      ------------      ------------      ------------

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss before reorganization items                               $     (2,770)     $     (1,490)
   Adjustments to reconcile net loss to net cash used
   for operating activities:
     Issuance of stock and warrants for services                             1,278               208
     Loss on disposal of assets                                                 63               100
     Amortization on note discount                                              24                --
     Depreciation and amortization                                             312               133
     Allowance for notes receivable                                            111                --
     Allowance for doubtful accounts                                            74               205
       Changes in other items affecting operations
          Receivables                                                          (40)              (96)
          Inventories                                                          360               335
          Prepaid expenses and other assets                                   (147)              (57)
          Accounts payable                                                    (439)              262
          Advances from related party                                           --               (54)
          Accrued liabilities                                                 (292)              (24)
          Deferred revenue                                                     245                --
                                                                      ------------      ------------
               Net cash used in operating activities                        (1,221)             (478)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITES
   Acquisiton of distribution license                                       (1,000)               --
   Purchase of equipment                                                       (15)               (5)
                                                                      ------------      ------------
               Net cash used for investing activities                       (1,015)               (5)
                                                                      ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of preferred stock                                                   1,128                --
   Sale of common stock and warrants, net of stock offering costs            2,028               436
   Proceeds from issuance of long-term debt                                  1,000               228
   Payments on long-term debt                                                   (4)              (78)
                                                                      ------------      ------------
               Net cash provided by financing activities                     4,152               586
                                                                      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,916               103

CASH AND CASH EQUIVALENTS, beginning of period                                 551               350
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                              $      2,467      $        453
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

The financial statements presented herein, for the three and six months ended June 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The Risks Related to Our Business

The Company has a history of losses, and the Company might not achieve or maintain profitability. The Company's continuation as a going concern is directly dependent upon our ability to increase sales and receive additional financing. The Company has raised approximately $3.5 million in new capital thus far in 2004 but will require substantial additional capital in the short term to realize its business objectives, in particular the creation of a distribution network for and sales of advanced transportation and SMART(R) Cars. There can be no assurance that additional capital would be available, or if it is available, that it would be on acceptable terms. A substantial portion of the Company's growth in the past three years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three and six-month periods ended June 30.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS           THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                              ------------------------------      ------------------------------
                                                  2004              2003              2004              2003
                                              ------------      ------------      ------------      ------------
Net loss                                      $     (1,319)     $     (1,050)     $     (2,770)     $     (1,492)
Deduct: Employee stock-based compensation
   expense determined under fair value                 (27)              (10)              (42)              (60)
                                              ------------      ------------      ------------      ------------
      Pro forma                               $     (1,346)     $     (1,060)     $     (2,812)     $     (1,552)
                                              ============      ============      ============      ============
Basic and diluted per share:
      As reported                             $      (0.09)     $      (0.09)     $      (0.19)     $      (0.14)
                                              ============      ============      ============      ============
      Pro forma                               $      (0.10)     $      (0.09)     $      (0.19)     $      (0.15)
                                              ============      ============      ============      ============

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2004, these potentially dilutive securities include options for 3,425,000 common shares, warrants for 39,636,033 shares of common stock, debt convertible into 1,930,000 shares of common stock and preferred shares that can be converted into 9,047,000 common shares.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled to date. Thus the net loss per common share and weighted average number of common shares outstanding have been restated for 2003 and do not include the 2.9 million shares that were lost.

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

LEGAL ACCOUNTS - The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments. The Company settled a legal action in July 2004 for $42,000 plus legal fees and the case is now dismissed. This settlement resulted in other income of $385,000 for the three and six months ended June 30,2004.

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

(3) INVENTORIES - The Inventories at June30, 2004 are summarized as follows (thousands):

Vehicles                             $  602
Raw Materials                           476
Finished Goods                          780
                                     ------
                                      1,858
Less-inventory reserve                 (310)
                                     ------
                                     $1,548
                                     ======

(4)   LICENSE AND DISTRIBUTION FEE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC, a California limited liability company (Smart Auto), to distribute and manufacture "smart" cars. Smart cars is the brand name of 3-cyclinder gas turbo engine cars manufactured by Daimler Chrysler AG, which can achieve an estimated fuel economy up to 60 miles per gallon. Smart Automobile LLC is not affiliated with Daimler Chrysler, but is a direct importer.

Under the agreement ZAP will be the exclusive distributor and licensee of the right to manufacture Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years from Smart-Automobile LLC. However, it is rumored that in 2006 Mercedes Benz plans to import a 4- door version of the Smart(R) Car that is produced in Brazil. Subject to the terms of the agreement, ZAP will pay Smart-Auto a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million payable in cash ratably with the delivery of the first 1,000 smart cars, and $8 million payable in ZAP preferred stock.

The Company has recorded the License and Distribution based upon the agreed value between the parties as outlined in the "Exclusive Purchase, License and Supply Agreement" dated April 19, 2004 with Smart Automobile LLC to manufacture and distribute the Smart(R) Car. An independent appraisal of the fair value of the License and Distribution Fee has not as of yet been obtained since the Company tests for impairment of intangible assets annually. The Company may experience an adjustment to the value of the License and Distribution Fee at year-end depending on the outcome of an independent appraisal. The License and Distribution Fee is currently being amortized monthly over ten years, which is the term of the agreement.

Sales of the Smart (R) Car cannot be made by the Company until approval is received by the U. S. Environmental Protection Agency (EPA) who are presently testing the automobile. Management is anticipating that approval will be received in late August of 2004.

(5) CURRENT PORTION OF LONG-TERM DEBT - On April 12, 2004, the Company received $1 million in cash in exchange for a convertible promissory note from a private investor and shareholder. The note accrues interest at the rate of 1.47% per annum with a due date of June 1, 2005 for the entire principal and interest. After November 1, 2004, the note and accrued interest may be converted at the holder's election into Series A-2 Preferred Stock.

(6) STOCKHOLDERS' EQUITY - On July 1, 2002, ZAP's stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") under the new stock symbol of ZAPZ.

During the second quarter ended June 30, 2004, the Company issued approximately 9,200 shares of preferred stock, which is convertible into 9.1 million shares of Common Stock. The preferred stock was issued for the following: 8,000 shares were issued to Smart-Automobile, Inc. for a license and distribution fee for the Smart Car, 500 shares for the purchase of automobile inventory and 700 shares to investors in exchange for cash.

The Company issued approximately 999,000 shares of restricted common stock during the second quarter ended June 30, 2004. The stock was issued for the following: 557,000 shares for the conversion of preferred into common, 102,000 shares were issued in exchange for investment funds by shareholders, 41,000 shares for rental expenses, 62,000 shares for repairs on the corporate building, 182,000 shares for legal, consulting and advertising, 22,000 for inventory purchases and 33,000 for Employee bonuses and severance.

During the second quarter of 2004, the Company issued approximately 3,960,000 of Series B Restricted Warrants with an exercise price of $1.07. The warrants were issued for the following: 2,200,000 warrants for consulting, 1,260,000 warrants in conjunction with investment funds received and 500,000 warrants for inventory purchases. The warrants issued to consultants were valued between $0.15 and $1.54 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administrative expenses of $190,000 have been recorded during the second quarter of 2004 related to these warrant issuances.

The Company issued at an exercise price of $1.00 approximately 1,150,000 Series K Warrants during the second quarter of 2004. The Warrants were issued for the following: 1,000,000 warrants for consulting and 150,000 warrants for employee bonuses. The warrants issued to consultants were valued at $0.51 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administrative expenses of $85,000 have been recorded during the second quarter of 2004 related to these warrant issuances.

Employees of the Company were also granted a total of 1.8 million stock options under the 2002 ZAP Employee Stock Option Plan. The options are priced at $0.56 and $1.26 and vest over a period of three years.

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

During the first quarter of 2004, the Company issued approximately 3.8 million Series B restricted Warrants priced at $1.07. The warrants were issued for the following: 2.0 million for preferred investors mentioned above, 1.6 million for consulting services and 200,000 for the purchase of inventory and electric automobiles. The warrants issued to consultants were valued between $0.30 and $0.39 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administration expenses of $530,000 have been recorded during the first quarter of 2004 related to these warrant issuances.

On July 29, 2004, The Company filed a Form 8-K with the SEC to announce that the Board of Directors has extended the expiration date of its Series B Warrants and Series B-2 Restricted Warrants by an additional six months from July 1, 2004, and increased the exercise price from $1.07 to $1.26. In addition, for each warrant exercised before August 31, 2004, the Company will issue the holder of the warrant an additional warrant for an equal amount of shares that are exercisable for one year at an exercise price of $2.50 per share.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled to date. These shares were not included in the weighted average shares outstanding calculation.

The Company is still holding notes receivable from shareholders of $864,170, less a reserve of $807,900 resulting in a net balance due of $56,270 at June 30, 2004. The notes were given to the Company last year by three shareholders in exchange for restricted and unrestricted common stock. Reserves were established for two of the shareholder notes, since one of the shareholders has not met the agreed upon payment terms and the other shareholder has not assigned collateral as required by the notes. The Company has hired an attorney to pursue collection from the shareholders.

(7) LITIGATION - From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

The RAP Group has been on probation with the California Department of Motor Vehicles (DMV) for a period of two years that ended on June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of documents for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. In June of 2004, the California Department of Motor Vehicles filed an Accusation and Petition To Revoke Probation and at present the RAP's Group probation has been extended until the matters are resolved with the DMV. The Company has requested a hearing date with the DMV and intends to refute the accusations. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, and the dealership into a wholesale distributor for its electric cars.

The action that was pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187 was settled in May 2004. This was an action brought by the Plaintiffs against ZAP for declaratory relief in which they ask the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffective. The Compromise and settlement required the Company to issue Series A Warrants to the Plaintiffs pursuant to ZAP's Second Amended Plan of Reorganization of June 17, 2002 no cash damages were required to be paid.

On May 20, 2003, the RAP Group, Inc., a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff was seeking damages in the amount of $546,108 plus interest. The Company settled the action in July 2004 for $42,000 plus legal fees and the case is now dismissed. This settlement resulted in other income of $385,000 for the three and six months ended June 30, 2004.

(8)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                             2004         2003
                                                           --------     --------
Cash paid during the period for interest                   $     --     $     --
Cash paid during the period for income taxes               $      2     $      2
Non-cash investing and financing activities:
   Stock issued to acquire distribution license            $  8,000     $     --
   Note and stock issued to purchase land and building $ -- $ 3,292 Stock issued for:
      Purchase of equipment                                $     68     $     13
      Inventory purchases                                  $    480     $     28
      Prepaid expenses                                     $  1,083     $    198
      Repayment of long-term debt                          $     --     $     56
      Notes receivable                                     $     --     $  1,015
      Advance on future inventory purchases                $     --     $    325

(9)   SUBSEQUENT EVENTS-

On July 29, 2004, the Company filed a Form 8-K with the SEC to announce that it had entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor. In accordance with the agreement, Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share. Fusion Capital has also committed to purchase an additional $24 million of common stock over a 40-month period at a purchase price based upon the market price of ZAP's common stock on the date of each sale without any fixed discount to the market price. The proceeds will be utilized to accelerate the development and commercialization of the Company's full-line of advanced technology vehicles and to purchase additional inventory of Smart Cars.


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

ELECTRIC VEHICLE RENTAL PROGRAM - ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles in tourist locations. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. In September 2003 the Company acquired a fleet of approximately 100 electric cars, which are being rented to the public at three locations on the main Casino strip in Las Vegas. The purchase was completed in exchange for stock and warrants.

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

CURRENT PRODUCT LINE
The Company's existing product line, which includes new and planned introductions, is as follows:

Smart Cars-This vehicle has a gas turbo engine with estimated fuel economy of 60 miles per gallon. This car is a two-passenger coupe that is eight feet in length that provides ample room for two adult passengers. Other "smart" features and options of the Smart(R) car include a 61-hp, 3-cyclinder turbocharged engine, equipped with an advanced electronic stabilization program, or ESP, an anti-skid design that throttles the engine torque along with an anti-lock braking system. The unique 6-speed automatic gear transmission with kick down function allows the user to switch between "automatic" and "manual" gear shifting via a control program that changes gears in response to varying driving characteristics.

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

ZAPPY 3 - This three-wheeled scooter uses a new, powerful drive technology built into the hub of the front wheel, which offers increased stability while enhancing the maneuverability. The riding platform has two smaller wheels on either side with the larger wheel motor in front, so a person can ride in standing position with both feet placed side-by-side, rather than skateboard-style standing sideways like on the original ZAPPY(R).

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

SUBSIDIARY BUSINESSES - The Company completed its acquisition of Voltage Vehicles ("VV") and RAP Group on July 1, 2002. Voltage Vehicles is a Sonoma County-based Nevada Corporation with exclusive distribution contracts for advanced transportation in the independent auto dealer network, including rights to one of the only full-performance electric cars certified under federal safety standards. The RAP Group ("RAP") owns an auto dealership focused on the independent automotive and advanced technology vehicle markets. A Voltage Vehicle authorized dealer, RAP showcases an array of advanced transportation at its dealership in Fulton, California. Voltage Vehicles, which began business in February 2001, is a relatively new enterprise.

The Company has a $123,500 backlog of orders and purchase contracts in hand for various products and electric vehicles as of August 13, 2004. The Company expects to fill these orders within the current fiscal year.

Some of the significant events for the Company that since the last quarterly report were as follows:

1. On July 29, 2004, the Company entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor. In accordance with the agreement, Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share.

2. The Company also secured a $45 million floor plan line of credit with Clean Air Motor, LLC to provide financing to qualified ZAP dealers to purchase their auto inventory.

3. ZAP signed an exclusive purchase, license and supply agreement with Smart Automobile LLC (SA). The Smart Car has a 3-cylinder turbo gas engine with estimated fuel economy up to 60 miles per gallon.

4. ZAP has raised approximately $1.5 million in new funds thus far as a result of various fund raising and stock promotions. The Company also received funds from shareholders exercising their Series B Warrants. The cash position has increased to approximately $2.5 million at June 30, 2004.

5. Two pending legal matters were favorably settled by the Company with minor effect on the financial statements.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                               THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                   ------------------           ------------------
                                                    2004        2003             2004        2003
                                                   ------      ------           ------      ------
STATEMENTS OF OPERATIONS DATA:
      Net sales ..............................       100%        100%             100%        100%
      Cost of sales ..........................       77.7        87.1             76.0        82.7
      Gross profit ...........................       22.3        12.9             24.0        17.3
      Operating expenses .....................      178.0        73.6            153.1        60.8
      Loss from operations before other
         income and expense ..................     (155.7)      (60.7)          (129.1)      (43.6)
      Other income (expenses) ................       33.1       (15.1)            13.9        (7.4)
      Loss before reorganization items .......     (122.6)      (75.8)          (115.3)      (51.0)
      Reorganization items-professional fees..        0.4         1.1              0.5         0.5
      Net loss ...............................     (123.0)      (76.9)          (115.8)      (51.5)

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

NET SALES for the quarter ended June 30, 2004 were $1.1 million compared to $1.4 million in 2003. RAP's net sales for the period were $780,000 versus $795,000 in 2003. The net sales for ZAP only were $292,000 versus $571,000 in 2003. The sales were less than last year due to the slow economy for both consumer goods and auto sales at RAP Group.

GROSS PROFIT was $239,000 for the second quarter ended June 30, 2004 compared to $176,000 for the quarter ended June 30, 2003. The RAP Group accounted for $133,000 of the gross profit for the quarter ended June 30, 2004 versus $54,000 in 2003. ZAP's gross profit excluding the RAP Group, decreased from $122,000 to $106,000 in 2004. The increase in gross profit was due to product mix.

SALES AND MARKETING EXPENSES in the second quarter of 2004 were $209,000 as compared to $151,000 in 2003. As a percentage of sales it represents an increase from 11% to 19% in 2004. RAP's expenses were $41,000 versus $33,000 in 2003. ZAP's expenses were $168,000 versus $118,000 in 2003. RAP's increase was due to higher advertising costs during the second quarter of 2004. While ZAP's increase in expenses was due to higher salaries and marketing expenses.

GENERAL AND ADMINISTRATIVE expenses for 2004 were $1,636,000 as compared to $754,000 in 2003. RAP's portion of the expenses was $157,000 versus $172,000 in 2003. For ZAP the expenses increased from $582,000 to $1,479,000. As a percentage of sales, general and administration expenses increased from 55% of sales to 153% of sales. RAP's decrease of $15,000 was primarily due to lower bad debt expenses. ZAP's increase of $897,000 was due to higher consulting, professional fees and bad debt estimates.

LOSS ON DISPOSAL OF FIXED ASSETS was due to the write-off of certain leasehold improvements where the Company has never utilized certain excess rental office space that was renovated by the Company.

INTEREST EXPENSE increased by $31,000 in the second quarter of 2004 and is due to the quarterly interest for the note payable for the building purchase on March 31, 2003.

OTHER INCOME INCREASED from an expense of $207,000 in the second quarter of 2003 to an income of $385,000 in second quarter ended June 30, 2004 due to the settlement of a lawsuit with a favorable adjustment of the legal reserves and less expenses for problem shareholder notes in 2004.

REORGANIZATION ITEMS reflect the quarterly trustee fee.

NET LOSS - The Net Loss before reorganization fees and income taxes was $1,314,000 for the quarter ended June 30, 2004 as compared to a loss of $1,035,000 for June 30, 2003. The loss for the quarter was higher due to greater general and administration expenses for consulting, professional fees and bad debt estimates.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES for the six months ended June 30, 2004 were $2.4 million compared to $2.9 million in 2003. RAP's net sales for the period accounted were $1.7 million versus $1.9 million in 2003. The net sales for ZAP were $702,000 versus $1 million in 2003. The sales were less than last year due to the slow economy.

GROSS PROFIT was $575,000 for the six months ended June 30, 2004 compared to $499,000 for the six months ended June 30, 2003. The RAP Group accounted for $382,000 of the gross profit for the period ended June 30, 2004 versus $270,000 in 2003. ZAP's gross profit excluding the RAP Group, decreased from $229,000 to $193,000 in 2004. The change in gross profit was due to product mix.

SALES AND MARKETING EXPENSES in the first six months of 2004 were $408,000 as compared to $342,000 in 2003. RAP's expenses were $68,000 versus $112,000 in 2003. For ZAP, the expenses were $340,000 versus $230,000 in 2003. As a percentage of sales, total selling expenses increased from 12% of sales to 17% of sales. RAP's decrease of $44,000 was due to less salaries and advertising expenses. While ZAP's increase in expenses was due to higher salaries and marketing expenses.

GENERAL AND ADMINISTRATIVE expenses through the period of June 30, 2004 were $3.2 million as compared to $1.3 million in 2003. RAP's portion of the expenses was $388,000 versus $267,000 in 2003. For ZAP, the expenses increased from $1.1 million to $2.8 million. As a percentage of sales, general and administration expenses increased from 45% of sales to 133% of sales. RAP's increase of $121,000 was primarily due to higher bad debt estimates for problem customer accounts. ZAP's increase of $1.7 million was due to higher consulting, professional fees and bad debt estimates.

LOSS ON DISPOSAL OF FIXED ASSETS was due to the write-off of certain leasehold improvements where the Company has never utilized certain excess rental office space that was renovated by the Company.

INTEREST EXPENSE increased by $53,000 for the period ended June 30, 2004 as compared to the same period in 2003. This is primarily due to six months of interest recorded in 2004 for the note payable for the building purchase on March 31, 2003, versus only three months of interest expense recorded in 2003.

OTHER INCOME INCREASED from an expense of $207,000 in second quarter of 2003 to an income of $393,000. The loss for the quarter was less due to higher other income where the litigation reserve was reduced due to the favorable resolution of a previous lawsuit against the Company.

REORGANIZATION ITEMS reflect the quarterly trustee fee.

NET LOSS -The Net Loss was $2.8 million for the six months ended June 30, 2004 as compared to a loss of $1.5 million for June 30, 2003. The increase was primarily due to higher General and Administration expenses for consulting, stock promotion and estimates for bad debts on problem customer accounts.

LIQUIDITY AND CAPITAL RESOURCES
In the first six months of 2004 net cash used by the Company for operating activities was $1,221,000. In the first six months of 2003, the Company used cash for operations of $478,000. Cash used in the first six months of 2004 was comprised of the net loss incurred for the period of $2,770,000 plus net non-cash expenses of $1,862,000 plus the net change in operating assets and liabilities of $313,000. Cash used in operations in the first six months of 2003 was comprised of the net loss before reorganization items incurred for the quarter of $1.5 million plus net non-cash expenses of $646,000, and the net change in operating assets and liabilities resulting in a further use of cash of $366,000.

Investing activities used cash of $1,015,000 in the first six months of 2004 and used $5,000 during the first six months ended June 30, 2003. In 2004, the majority of this cash was used to acquire a distribution license for the Smart Cars and in 2003 the cash was used to purchase equipment.

Financing activities provided cash of $4,152,000 and $586,000 during the first six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004 the Company had cash of $2.5 million compared to $453,000 at June 30, 2003. At June 30, 2004, the Company had working capital of $3.5 million as compared to working capital of $1.6 million at June 30, 2003. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

Even though we have raised approximately $3.5 million thus far in 2004, we will need additional short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future.

We do not have a bank operating line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

On July 29, 2004 ZAP entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share. Fusion Capital has committed to purchase an additional $24 million of common stock over a 40-month period at a purchase price based upon the market price of ZAP's common stock on the date of each sale without any fixed discount to the market price. The proceeds will be utilized to accelerate the development and commercialization of the Company's full-line of advanced technology vehicles and to purchase additional inventory of Smart Cars.

In June of 2004, the Company also secured a $45 million floor plan line of credit with Clean Air Motor, LLC (CAMCO) to provide financing to qualified ZAP dealers to purchase their auto inventory. As part of this agreement, CAMCO will enlist ZAP Dealers and arrange for initial Retail Floor Plan Lines for all qualified ZAP dealers totaling approximately $45 million for the initial one hundred fifty Dealers. Each Dealer would initially purchase a minimum of ten to fifteen Smart Cars Americanized by ZAP per Dealer.

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

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

The RAP Group has been on probation with the California Department of Motor Vehicles (DMV) for a period of two years that ended on June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of documents for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. In June of 2004, the California Department of Motor Vehicles filed an Accusation and Petition To Revoke Probation and at present the RAP's Group probation has been extended until the matters are resolved with the DMV. The Company has requested a hearing date with the DMV and intends to refute the accusations. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, and the dealership into a wholesale distributor for its electric cars.

The action that was pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187 was settled in May 2004. This was an action brought by the Plaintiffs against ZAP for declaratory relief in which they ask the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffective. The Compromise and settlement required the Company to issue Series A Warrants to the Plaintiffs pursuant to ZAP's Second Amended Plan of Reorganization of June 17, 2002 no cash damages were required to be paid.

On May 20, 2003, the RAP Group, Inc., a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff was seeking damages in the amount of $546,108 plus interest. The Company settled the action in July 2004 for $42,000 plus legal fees and the case is now dismissed. This settlement resulted in other income of $385,000 for the three months ended June 30,2004.


Item 2.  Changes in Securities

There were no changes in rights of securities holders.


Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 25, 2004, the following proposals were requested and approved as follows:

(a) To elect five Directors, Louis Auletta, Renay Cude, Guy Fieri, Steve Schneider and Gary Starr to serve until the next annual meeting and until their successors are elected and qualified.

     For: 9,754,823            Withheld: 217,341           Abstain: None

(b) To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company's independent accountant

     For: 9,966,455            Against: 1,298              Abstain: 4,411


Item 5.  Other Information

On June 1, 2004, the Company's Board of Directors appointed William Hill to be a member of the Advisory Board. Mr. Hill is the CEO of Donahue Gallagher Woods LLP, a law firm in the San Francisco Bay area with a diverse practice.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              2.1 ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 million Floor Plan Line of Credit for Qualified ZAP Dealers.

              31.1  Certificate of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1  Certificate of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2  Certificate of the Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

On July 29, 2004 The Company filed an SEC Form 8-K to report a $24.5 common stock purchase agreement with Fusion Capital Fund II, LLC. The Company also reported the extension of the Company's Series B restricted warrants by an additional six months from July 1, 2004 and to increase the exercise price from $1.07 to $1.26.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         ZAP
---------------------
    (Registrant)




SIGNATURE                               TITLE                       DATE
---------                               -----                       ----


/s/  Steve Schneider                Director / CEO              August 13, 2004
-------------------------




/s/  William Hartman                CFO                         August 13, 2004
-------------------------