Form 10QSB
period 2004-09-30
ZAP
filed 2004-11-15
CIK 1024628

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

                          -----------------------------

                For the quarterly period ended September 30, 2004

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

     25,722,645 shares of common stock as of November 12, 2004.

     Transitional Small Business Disclosure Format     Yes [_]   No [X]

================================================================================

                                       ZAP

                                   FORM 10-QSB

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements (unaudited):

                    Condensed Consolidated Balance Sheet as of
                    September 30, 2004 ......................................  2

                    Condensed Consolidated Statements of Operations for
                    the Three and Nine Months Ended September 30, 2004
                    and 2003.................................................  3

                    Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 2004 and 2003.................  4

                    Notes to Condensed Consolidated Financial Statements.....  5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 11

          Item 3.   Controls and Procedures.................................. 17



PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................ 17

          Item 2.   Changes in Securities and Use of Proceeds................ 18

          Item 3.   Defaults Upon Senior Securities.......................... 18

          Item 4.   Submission of Matters to a Vote of Security Holders...... 18

          Item 5.   Other Information........................................ 18

          Item 6.   Exhibits and Reports on Form 8-K......................... 19

SIGNATURES .................................................................. 20

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                ZAP
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                (IN THOUSANDS)

                                                                                 SEPTEMBER 30,
                                                                                     2004
                                                                                  ----------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents (Includes Restricted Cash of $226)                 $    1,959
     Accounts receivable, net of allowance for doubtful accounts of $575                 183
     Inventories                                                                       1,605
     Prepaid expenses and other current assets                                         4,704
                                                                                  ----------
        Total current assets                                                           8,451

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,116                      3,297

OTHER ASSETS
    License and distribution fee, net (Note 4)                                         8,685
    Patents and trademarks, net                                                          161
    Goodwill                                                                             476
    Deposits and other                                                                    79

                                                                                  ----------
        Total assets                                                              $   21,149
                                                                                  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                            $      189
     Accounts payable                                                                     99
     Accrued liabilities                                                                 628
     Deferred revenue                                                                    540
                                                                                  ----------
         Total current liabilities                                                     1,456
LONG-TERM LIABILITIES
      Long-term debt, less current portion                                             2,105
                                                                                  ----------
         Total liabilities                                                             3,561
                                                                                  ----------

SHAREHOLDERS' EQUITY
    Preferred stock, authorized 50 million shares; no par value,
        8,000 shares issued and outstanding (Note 4)                                   8,000
    Common stock, authorized 100 million shares;
        no par value; 22,248,632 shares issued and outstanding                        40,525
     Notes receivable from shareholders, net                                             (56)
     Accumulated deficit
                                                                                     (30,881)
                                                                                  ----------
          Total shareholders' equity                                                  17,588
                                                                                  ----------
          Total liabilities and shareholders' equity                              $   21,149
                                                                                  ==========

See accompanying notes to condensed consolidated financial statements (Unaudited)

                ZAP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          THREE MONTHS ENDED SEPTEMBER 30  NINE MONTHS ENDED SEPTEMBER 30
                                                             --------------------------      --------------------------
                                                                2004            2003            2004            2003
                                                             ----------      ----------      ----------      ----------
NET SALES                                                    $    1,165      $    1,625      $    3,557      $    4,519

COST OF GOODS SOLD                                                  917           1,147           2,734           3,542
                                                             ----------      ----------      ----------      ----------

GROSS PROFIT                                                        248             478             823             977
                                                             ----------      ----------      ----------      ----------
OPERATING EXPENSES
          Sales and marketing                                       219             232             627             574
          General and administrative
           (non-cash of $2,867 and $39 for the three
             months ended September 30, 2004 and 2003 and
             $4,145 and $247 for the nine months ended
             September 30, 2004 and 2003.)                        4,416           1,473           7,608           2,791
          Loss on disposals of fixed assets                         271            --               334             100
                                                             ----------      ----------      ----------      ----------
                                                                  4,906           1,705           8,569           3,465
                                                             ----------      ----------      ----------      ----------
LOSS FROM OPERATIONS BEFORE
REORGANIZATION ITEMS, OTHER
INCOME(EXPENSE)AND INCOME TAXES                                  (4,658)         (1,227)         (7,746)         (2,488)
                                                             ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
          Interest income (expense)                                 (45)            (24)           (105)            (31)
          Other income (expense)                                     16            (239)            409            (446)
                                                             ----------      ----------      ----------      ----------
                                                                    (29)           (263)            304            (477)
                                                             ----------      ----------      ----------      ----------
LOSS BEFORE REORGANIZATION ITEMS
AND INCOME TAXES                                                 (4,687)         (1,490)         (7,442)         (2,965)

REORGANIZATION ITEMS:
          Professional fees                                        --                 7              13              22
                                                             ----------      ----------      ----------      ----------

LOSS BEFORE INCOME TAXES                                         (4,687)           --            (7,455)         (2,987)
                                                             ----------      ----------      ----------      ----------

PROVISION FOR INCOME TAXES                                            5            --                 5            --
                                                             ----------      ----------      ----------      ----------

NET LOSS                                                     $   (4,692)     $   (1,497)     $   (7,460)     $   (2,987)
                                                             ==========      ==========      ==========      ==========

NET LOSS PER COMMON SHARE
BASIC AND DILUTED (RESTATED FOR 2003)                        $    (0.25)     $    (0.12)     $    (0.49)     $    (0.27)
                                                             ==========      ==========      ==========      ==========
WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (RESTATED FOR 2003)                            18,568          12,154          15,320          10,959
                                                             ----------      ----------      ----------      ----------


See accompanying notes to condensed consolidated financial statements (unaudited).

                ZAP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                          2004               2003
                                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                           $   (7,460)        $   (2,987)
    Adjustments to reconcile net loss to net cash used for
    operating activities:
      Issuance of stock and warrants for services                                           4,145                290
      Loss on disposal of assets                                                              334                100
      Amortization on note discount                                                            60               --
      Depreciation and amortization                                                           491                247
      Allowance for notes receivable                                                          111               --
      Allowance for doubtful accounts                                                         112               (140)
         Changes in other items affecting operations
           Receivables                                                                         20                221
           Inventories                                                                        387                337
           Prepaid expenses and other assets                                                 (509)               (25)
           Accounts payable                                                                  (439)               239
           Advances from related party                                                       --                  (56)
           Accrued liabilities                                                               (357)               663
           Deferred revenue                                                                   250               --
                                                                                       ----------         ----------
                                      Net cash used in operating activities                (2,855)            (1,111)
                                                                                       ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITES

    Acquisition of Distribution license                                                    (1,000)                (8)
    Purchase of equipment                                                                     (39)              --
                                                                                       ----------         ----------
                                      Net cash used for investing activities               (1,039)                (8)
                                                                                       ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of preferred stock                                                                 1,128               --
    Sale of common stock and warrants, net of offering costs                                3,184                838
    Proceeds from issuance of debt                                                          1,000                228
    Repayments on debt                                                                        (10)              (141)
                                                                                       ----------         ----------
                                      Net cash provided by financing activities             5,302                925
                                                                                       ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,408               (194)

CASH AND CASH EQUIVALENTS, beginning of period                                                551                350
                                                                                       ----------         ----------

CASH AND CASH EQUIVALENTS, end of period                                               $    1,959         $      156
                                                                                       ==========         ==========

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

The financial statements presented herein, for the three and nine months ended September 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The Risks Related to Our Business. The Company has a history of losses, and the Company might not achieve and or maintain profitability. The Company's continuation as a going concern is directly dependent upon our ability to increase sales and obtain additional financing. The Company has raised approximately $4 million in new capital thus far in 2004 but will require substantial additional capital in the short term to realize its business objectives, in particular the creation of a distribution network for and sales of advanced transportation and SMART(R) Cars. There can be no assurance that additional capital would be available, or if it is available, that it would be on acceptable terms. A substantial portion of the Company's growth in the past three years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

On July 29, 2004 ZAP entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share. Fusion Capital has committed to purchase an additional $24 million of common stock over a 40-month period at a purchase price based upon the market price of ZAP's common stock on the date of each sale without any fixed discount to the market price. In exchange for Fusion signing the initial Term Sheet, the Company issued 45,000 shares of common stock to Fusion. The Company also issued 255,000 shares of common stock as a commitment fee for the foregoing arrangement. The proceeds will be utilized to accelerate the development and commercialization of the Company's full-line of advanced technology vehicles and to purchase additional inventory of Smart Cars.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the three and nine-month periods ended September 30.

IN THOUSANDS EXCEPT PER SHARE AMOUNTS                   THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                                         -----------------------------         -----------------------------
                                                             2004              2003                2004              2003
                                                         -----------------------------         -----------------------------
Net loss                                                 $   (4,692)        $   (1,497)        $   (7,460)        $   (2,987)
Deduct: Employee stock-based compensation expense
     determined under fair value                                (31)               (10)               (73)               (70)
                                                         -----------------------------         -----------------------------
         Pro forma                                       $   (4,723)        $   (1,507)        $   (7,533)        $   (3,057)
                                                         =============================         =============================
Basic and diluted per share:
         As reported                                     $    (0.25)        $    (0.12)        $    (0.49)        $    (0.27)
                                                         =============================         =============================
         Pro forma                                       $    (0.25)        $    (0.12)        $    (0.49)        $    (0.28)
                                                         =============================         =============================

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted earnings loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and conversion of debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2004, these potentially dilutive securities include options for 3,373,367 common shares, warrants for 39,320,438 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 8,000,000 common shares.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled to date. Thus the net loss per common share and weighted average number of common shares outstanding have been restated for 2003 to exclude the 2.9 million shares.

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

ACCOUNTS RECEIVABLE- The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

LEGAL ACCOUNTS-The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

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

(3) INVENTORIES- The Inventories at September 30, 2004 are summarized as follows (thousands):

Vehicles                      $   602
Raw Materials                     476
Finished Goods                    936
                              -------
                                2,014
Less-inventory reserve           (409)
                              -------
                              $ 1,605
                              =======

(4) LICENSE AND DISTRIBUTION FEE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC, a California limited liability company, to distribute and manufacture "smart" cars. Smart cars is the brand name of 3-cyclinder gas turbo engine cars manufactured by Daimler Chrysler AG, which can achieve an estimated fuel economy up to 60 miles per gallon. Smart Automobile LLC is not affiliated with Damler Chrysler, but is a direct importer.

Under the agreement ZAP will be the exclusive distributor and licensee of the right to manufacture and distribute Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years from Smart-Automobile LLC. However, it is rumored that in 2006 Mercedes Benz plans to import a 4- door version of the Smart(R) Car that is produced in Brazil. Subject to the terms of the agreement, ZAP will pay Smart-Auto a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 smart cars, and $8 million was paid in ZAP preferred stock.

A more detailed common agreement was signed and completed on October 25, 2004. Under this agreement Smart Automobile, LLC (SA) will exchange their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, allow the holder of 500 shares of preferred stock SA to convert to $500,000 of common stock, and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through 2006, or when all the preferred have been converted. Upon EPA compliance, and the legal right to sell the first 98 vehicles currently in inventory, the holder can convert 500 preferred shares to $500,000 of common stock immediately.

The issuance of the preferred shares are subject to the filing of the amended and restated articles of incorporation and a certificate of designation with the State of California.

The Company has preliminarily recorded the License and Distribution based upon the agreed value between the parties as outlined in the "Exclusive Purchase, License and Supply Agreement" dated April 19, 2004 with Smart Automobile LLC to manufacture and distribute the Smart(R) Car. An independent appraisal of the fair value of the License and Distribution Fee,and consideration payable under the agreement has not yet been obtained. The Company may experience an adjustment to the value recorded of the License and Distribution Fee and equity at year end depending on the outcome of an independent appraisal. The License and Distribution Fee is currently being amortized monthly over ten years which is the term of the agreement.

Sales of the Smart (R) Car cannot be made by the Company until approval is received by the U. S. Environmental Protection Agency (EPA) who is presently testing the automobile. Management is anticipating that approval will be received in late November of 2004.

(5) STOCKHOLDERS' EQUITY-On July 1, 2002 ZAP's stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the" OTC Bulletin Board") under the new stock symbol of ZAPZ.

While the Company was in the process of amending and restating its articles of incorporation, the Secretary of State of California noted that the confirmed plan of reorganization of June 20, 2002, did not provide the Board the right to designate its preferred shares, so the Board amended the articles through shareholder vote which equaled or exceeded the votes required, which gave the Board this authority. The record date for this vote was on September 30, 2004. The Amended and Restated Articles of Incorporation provide, among other things, for the authorization of the Company to issue 100,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, as well as for the elimination of all prior classes and series of preferred stock. The Board of Directors was further authorized , subject to limitations prescribed by law, to fix the designations, determinations, powers, preference and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of Preferred Stock. The Company has has filed a Schedule 14C Information with the SEC regarding the Amended and Restated Articles of Incorporation.

The Company issued 6,153,562 shares of restricted common stock during the quarter ending September 30, 2004. The stock was issued for the following:
4,873,772 shares for the conversion of preferred stock ,which also includes the conversion of $1million in short-term debt to equity; 500,625 shares in exchange for investment funds by shareholders; 326,211 shares from the exercise of shareholder warrants; 106,611 shares were issued to purchase inventory and selected assets; 91,912 shares for rentals and vehicle dealership matters; 199,680 shares for legal and advertising; 31,745 for employee bonuses and 23,006 for building improvements at corporate headquarters.

On July 1, 2004, when the market price of the Company's common stock was $2.25 per share, the Company modified its series B and C warrants previously issued to shareholders in connection with its Chapter 11 reorganization. The terms of the series B and C warrants were extended six and twelve months, respectively, to January 1, 2005 and July 1, 2005, and the exercise price was increased to $1.26 per share for the series B warrants and to $5.00 for the series C warrants. The Company has series B warrants outstanding to purchase approximately 5.6 million shares of common stock, and series C warrants outstanding to purchase approximately 7.4 million shares of common stock.

Also on July 1, 2004, when the market price of the Company's common stock was $2.25 per share, the Company modified its series B2 and C2 warrants that were previously issued to consultants and vendors in connection with purchase of goods and services. These warrants were issued subsequent to the Company's emerging from Chapter 11. The terms of the series B2 and C2 warrants were extended six and twelve months, respectively, to January 1, 2005 and July 1, 2005, and the exercise price was increased to $1.26 per share for the series B2 warrants outstanding and to $5.00 for the series C2 warrants. The Company has series B2 warrants outstanding to purchase approximately 8.6 million shares of common stock, and series C2 warrants outstanding to purchase approximately 1.6 million shares of common stock. The Company valued the warrants at that date, July 1, 2004, using the Black-Scholes option pricing model with the following assumptions: for the series B2 warrants -- risk free interest rate of 1.64%, expected dividend rate of 0.00%; volatility of 163%; and expected term of six months; and for the series C2 warrants -- risk free interest rate of 1.64%, expected dividend rate of 0.00%; volatility of 163%; and expected term, of one year. The series B2 and C2 warrants were valued at $1.35 per share and $.81 per share respectively.

The calculated value of the modified series B2 and C2 warrants for consulting contracts under which services have not been completed has been recognized as an adjustment to the unamortized cost of the consulting contracts. The unamortized cost will be recognized as an expense over the remaining service period as the consulting services are performed.

During the third quarter ended September 30, 2004, the Company issued 500,208 of Series K-2 warrants at an exercise price of $1.00 for employee (including CEO) bonuses. An employee and a director of the Company were also issued a total of 150,000 stock options priced at $0.96 during the quarter. All of these warrants and options have an exercise price that was above the market price on the date of issuance.

In September of 2004, the Board of Directors established the Series $2.50 warrants which expire on July 7, 2009. A total of 263,625 of these warrants were issued in September in for exchange investments funds matters.

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

The Company issued at an exercise price of $1.00 approximately 1,150,000 Series K Warrants during the second quarter of 2004. The Warrants were issued for the following:1,000,000 warrants for consulting and 150,000 warrants for employee bonuses. The warrants issued to consultants were valued at $0.51 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administrative expenses of $85,000 have been recorded during the second quarter of 2004 related to these warrant issuances.

Employees of the Company were also granted a total of 1.8 million stock options under the 2002 ZAP Employee Stock Option Plan. The options are priced at $0.56 and $1.26 and vest ratably over a period of three years.

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

During the first quarter of 2004 the Company issued approximately 3.8 million Series B restricted Warrants priced at $1.07. The warrants were issued for the following: 2.0 million for preferred investors mentioned above, 1.6 million for consulting services and 200,000 for the purchase of inventory and electric automobiles. The warrants issued to consultants were valued between $0.30 and $0.39 based on the stock price on the date of grant as valued under the Black-Scholes pricing model. General and Administration expenses of $530,000 have been recorded during the first quarter of 2004 related to these warrant issuances.

The Company has also approximately 2.9 million shares of common stock outstanding that were pledged as collateral for a long-term loan that has not funded. The prospective lender notified the Company in December 2003 that the shares have been lost, however they have not been cancelled to date. These shares were not included in the weighted average shares outstanding calculation.

The Company is still holding notes receivable from shareholders of $864,170, less a reserve of $807,900 resulting in a net balance due of $56,270 at September 30, 2004. The notes were given to the Company last year by three shareholders in exchange for restricted and unrestricted common stock. Reserves were established for two of the shareholder notes, since one of the shareholders has not met the agreed upon payment terms and the other shareholder has not assigned collateral as required by the notes. The Company has hired an attorney to pursue collection from the shareholders.

(6) LITIGATION- From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff ( Jim Arnold Trucking ). The Compliant alleges Breach of Contract, Promisssory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

The RAP Group has been on probation with the California Department of Motor Vehicles (DMV)for a period of two years that ended on June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of documents for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. In June of 2004, the California Department of Motor Vehicles filed an Accusation and Petition To Revoke Probation and at present the RAP's Group probation has been extended until the matters are resolved with the DMV. The Company has requested a hearing date with the DMV and intends to refute the accusations. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars.

(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                       2004          2003
                                                      ------        ------
Cash paid during the period for interest              $    2          --
Cash paid during the period for income taxes          $    5             5
Non-cash investing and financing activities:
     Stock issued to acquire distribution license     $8,000          --
      Note and stock issued to purchase land and
              building                                $ --           3,292
     Stock issued for:
       Purchase of equipment                          $  111         1,208
       Inventory purchases                            $  564           576
       Prepaid expenses                               $3,583           370
       Repayment of short term debt                   $1,000          --
       Other assets                                   $   60          --
       Repayment of long-term debt                    $ --             342
       Notes receivable                               $ --              56
       Advance on future inventory purchases          $ --             326

(8) RELATED PARTY TRANSACTION
On August 6, 2004 ,Voltage Vehicles Corporation, a subsidiary of ZAP signed a $100 million exclusive agreement with Apollo Energy Corporation to purchase 7,000 Fuel Cell Electric Propulsion Systems through August 5, 2009. The Company filed a Form 8-K on October 6, 2004. Steve Schneider, ZAP's Chief Executive Officer, is a member of the Advisory Board of Apollo Energy Corporation. As of November 12, 2004 none of the Propulsion Systems are available for shipment.

(9) SUBSEQUENT EVENTS
On November 5, 2004 the Company filed an SEC Form 8-K to report the signing of a Definitive Stock Stock Agreement for Smart Car. The agreement outlines the formula for converting the $8 million of ZAP Preferred Stock into Common Stock by Smart-Automobile based upon certain performance objectives.

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

ELECTRIC VEHICLE RENTAL PROGRAM- ZAP established ZAP Rental Outlet in 2002 to rent neighborhood electric vehicles in tourist locations. ZAP plans to solicit the participation of rental agencies and other locations for the program. Neighborhood electric cars are a new category of 25 MPH automobiles designed for short trips in urban areas, planned communities, commercial zones or tourist districts. The smaller, low-speed electric cars are a new alternative in places concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. In September 2003 the Company acquired a fleet of electric cars, at present there are 50 electric vehicles which are being rented to the public at two locations on the main Casino strip in Las Vegas. The purchase was completed in exchange for stock and warrants.

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

ZAPPY(R)- This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. Its patented design includes a unique folding mechanism and proprietary circuitry, which increases the efficiency and range of the vehicle. We introduced a new ZAPPY(R) Scooter, which offered significant upgrades over the previous design, from performance and construction to look.

ZAPPY 3-This three-wheeled scooter uses a new, powerful drive technology built into the hub of the front wheel which offers increased stability while enhancing the maneuverability. The riding platform has two smaller wheels on either side with the larger wheel motor in front, so a person can ride in standing position with both feet placed side-by-side, rather than skateboard-style standing sideways like on the original ZAPPY(R).

OTHER ELECTRIC VEHICLES - Commercial road and highway. Under various distribution agreements, the Company has the rights to a wide spectrum of personal and industrial electric vehicles.

ZAP PORTABLE ENERGY(TM) -This product is a lithium-ion battery system designed to extend the running time for various low-powered electronic devices like cell phones, digital cameras and handheld computers, beyond traditional disposable and rechargeable batteries.

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

The Company has a $67,582 backlog of orders and purchase contracts in hand for various products and electric vehicles as of November 12, 2004. The Company expects to fill these orders within the current fiscal year.

Significant events since the last quarterly report are as follows:

   1. On July 29, 2004, the Company entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II,LLC,a Chicago based institutional investor. In accordance with the agreement, Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share.

   2. On August 6, 2004 ,Voltage Vehicles Corporation, a subsidiary of ZAP signed a $100 million exclusive agreement with Apollo Energy Corporation to purchase 7,000 Fuel Cell Electric Propulsion Systems through August 6, 2009.

   3. In September, 2004 ZAP celebrated its Ten year business anniversary.

   4. On October 19, 2004 ZAP signed an exclusive distribution contract with Zibo Enterprises Co. Ltd., to provide advanced battery technology products. The first new product the ZAP Portable Energy (TM) is a lithium-ion battery system designed to extend the running time for various low-powered electronic devices like cell phones,digital cameras and handheld computers, beyond traditional disposable and rechargeable batteries.

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of net sales, certain items included in the Company's Income Statements (see Financial Statements and Notes) for the periods indicated:

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                                        -----------------------       -----------------------
                                                                          2004           2003           2004           2003
                                                                        --------       --------       --------       --------
STATEMENTS OF OPERATIONS DATA:
------------------------------
          Net sales ...............................................          100%           100%           100%           100%
          Cost of sales ...........................................        (78.7)         (70.6)         (76.7)         (78.4)
          Gross profit ............................................         21.3           29.4           23.1           21.6
          Operating expenses ......................................        421.1          104.9          240.9           76.7
          Loss from operations before other income and expense ....       (399.8)         (75.5)        (217.8)         (55.1)
          Other income (expenses) .................................         (2.5)         (16.2)           8.5          (10.6)
          Loss before reorganization items ........................       (402.3)         (91.7)        (209.2)         (65.7)
          Reorganization items-professional fees ..................         --             --             (0.4)          (0.4)
          Net loss ................................................       (402.7)         (91.7)        (209.7)         (66.1)

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

NET SALES for the quarter ended September 30, 2004 were $1.1 million compared to $1.6 million in 2003. RAP's net sales for the period were $906,000 versus $1.1 million in 2003. The net sales for ZAP were $258,000 versus $497,000 in 2003. The sales were less than last year due to the slow economy for both consumer goods and auto sales at RAP Group.

GROSS PROFIT was $248,000 for the third quarter ended September 30, 2004 compared to $478,000 for the quarter ended September 30, 2003. The RAP Group accounted for $191,000 of the gross profit for the quarter ended September 30, 2004 versus $292,000 in 2003. ZAP's gross profit excluding the RAP Group, decreased from $186,000 to $57,000 in 2004. The decrease in gross profit was due to product mix and lower sales.

SALES AND MARKETING EXPENSES in the third quarter of 2004 were $219,000 as compared to $232,000 in 2003. As a percentage of sales it represents an increase, from 14% to 19% in 2004. RAP's expenses were $33,000 versus $54,000 in 2003. ZAP's expenses were $186,000 versus $178,000 in 2003. RAP's decrease was due to lower advertising costs during the third quarter of 2004. While ZAP's increase in expenses was due to higher salaries and marketing expenses.

GENERAL AND ADMINISTRATIVE expenses for 2004 were $4.4 million as compared to $1.5 million in 2003. RAP's portion of the expenses was $267,000 versus $786,000 in 2003. For ZAP the expenses increased from $687,000 to $4.1 million. As a percentage of sales, general and administration expenses increased from 90% of sales to 379% of sales. RAP's decrease of $519,000 was primarily due to lower professional and litigation fees. ZAP's increase of $3.5 million was due to higher consulting, professional fees and bad debt estimates. The modification of the life and price of the Series B and B-2 Restricted Warrants in the third quarter of 2004 resulted in additional consulting expense of $2.6 million. The warrants were revalued under the Black-Scholes pricing model.

LOSS ON DISPOSALS OF FIXED assets increased by $271,000 and represents adjustments to various cars in the Las Vegas Rental Fleet that are not operational and are in disrepair.

INTEREST EXPENSE increased by $45,000 in the third quarter of 2004 and is due to interest on a short-term note that was entered into in April 2004 and converted to equity in August 2004.

OTHER INCOME (EXPENSE) IMPROVED from an expense of $239,000 in the third quarter of 2003 to $16,000 of income in third quarter ended September 30, 2004. The reason for the net increase was that less expenses for reserves were needed for repayment issues on shareholder notes receivable.

NET LOSS -The Net Loss before reorganization fees and income taxes was $4,687,000 for the quarter ended September 30, 2004 as compared to a loss of $1,490,000 for September 30, 2003. The loss for the quarter was higher due to greater general and administration expenses for consulting, professional fees and bad debt estimates. Approximately $2.6 million of the quarterly loss was due to the revaluation of the Series B and B-2 Restricted Warrants. See comment above in General and Administrative Expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES for the nine months ended September 30, 2004 were $3.6 million compared to $4.5 million in 2003. RAP's net sales for the period accounted were $2.6 million versus $3 million in 2003. The net sales for ZAP were $959,655 versus $1.5 million in 2003. The sales were less than last year due to the slow economy.

GROSS PROFIT was $823,000 for the nine months ended September 30, 2004 compared to $977,000 for the nine months ended September 30, 2003. The RAP Group accounted for $573,000 of the gross profit for the period ended September 30, 2004 versus $561,000 in 2003. ZAP's gross profit excluding the RAP Group, decreased from $416,000 to $249,000 in 2004. The change in gross profit was due to product mix and lower sales.

SALES AND MARKETING EXPENSES in the first nine months of 2004 were $627,000 as compared to $574,000 in 2003. RAP's expenses were $101,000 versus $166,000 in 2003. For ZAP the expenses were $ 525,000 versus $408,000 in 2003. As a percentage of sales, total selling expenses increased from 13% of sales to 18% of sales. RAP's decrease of $65,000 was due to less salaries and advertising expenses. While ZAP's increase in expenses was due to higher salaries and marketing expenses.

GENERAL AND ADMINISTRATIVE expenses through the period of September 30, 2004 were $7.6 million as compared to $2.8 million in 2003. RAP's portion of the expenses was $655,000 versus $1.1 million in 2003. For ZAP the expenses increased from $1.7 million to $6.9 million. As a percentage of sales, general and administration expenses increased from 62% of sales to 214% of sales. RAP's decrease of $445,000 was primarily due to lower professional fees that needed to be recorded for potential legal settlements. ZAP's increase of $5.3 million was due to higher consulting, professional fees and bad debt estimates. The modification of the life and price of the Series B and B-2 Restricted Warrants in the third quarter of 2004 resulted in additional consulting expense of $2.6 million. The warrants were revalued under the black-scholes pricing model.

LOSS ON DISPOSAL OF FIXED ASSETS was due to the write-off of certain leasehold improvements. Also adjustments were made to various cars in the Las Vegas Rental Fleet that are not operational and are in disrepair.

INTEREST EXPENSE increased by $74,000 from $31,000 for the period ending September 30, 2003 to $105,000 for the period ended September 30, 2004, and is due to nine months of interest expense for the note payable for the building purchase on March 31, 2003. Also, in the third quarter, the Company accrued interest on a short-term note that was converted to equity in August 2004.

OTHER INCOME IMPROVED from an expense of $446,000 for the nine months ended 2003 to income of $409,000. This change was primarily due to the reduction in the litigation reserve resulting from the favorable resolution of a lawsuit against the Company and the reserves on shareholders notes receivable.

NET LOSS -The Net Loss was $7.5 million for the nine months ended September 30, 2004 as compared to a loss of $3 million for September 30, 2003. The increase was primarily due to higher General and Administration expenses for consulting, stock promotion and estimates for bad debts on problem customer accounts. Approximately $2.6 million of the loss through September 30, 2004 was due the revaluation of the Series B and B-2 Restricted Warrants. See comment above in General and Administrative Expenses.

LIQUIDITY AND CAPITAL RESOURCES
In the first nine months of 2004 net cash used by the Company for operating activities was $ 2,855,000. In the first nine months of 2003, the Company used cash for operations of $1.1 million. Cash used in the first nine months of 2004 was comprised of the net loss incurred for the period of $7,460,000 plus net non-cash expenses of $5,253,000 less the net change in operating assets and liabilities of $648,000. Cash used in operations in the first nine months of 2003 was comprised of the net loss before reorganization items incurred for the quarter of $3 million plus net non-cash expenses of $497,000, and the net change in operating assets and liabilities resulting in a further increase of cash of $1.4 million.

Investing activities used cash of $1,039,000 in the first nine months of 2004 and used $8,000 during the first nine months ended September 30, 2003. In 2004 the majority of this cash was used to acquire a distribution license fot the Smart Cars and 2003 the cash was used to purchase equipment.

Financing activities provided cash of $5,302,000 and $925,000 during the first nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004 the Company had cash of $1.9 million ($226,000 which is restricted) compared to $156,000 at September 30, 2003. At September 30, 2004, the Company had working capital of $6.9 million as compared to working capital of $1.2 million at September 30, 2003. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

Even though we have raised approximately $4 million thus far in 2004, we will need additional short term outside investments on a continuing basis to finance our current operations. Our revenues for the foreseeable future may not be sufficient to attain profitability. We expect to continue to experience losses for the near future.

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

On July 29, 2004 ZAP entered into a $24.5 million common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital has initially purchased 200,000 shares of ZAP's common stock at a price of $2.50 per share. Fusion Capital has committed to purchase an additional $24 million of common stock over a 40-month period at a purchase price based upon the market price of ZAP's common stock on the date of each sale without any fixed discount to the market price. In exchange for Fusion signing the initial Term Sheet, the Company issued 45,000 shares of common stock to Fusion. The Company also issued 255,000 shares of common stock as a commitment fee for the foregoing arrangement. The proceeds will be utilized to accelerate the development and commercialization of the Company's full-line of advanced technology vehicles and to purchase additional inventory of Smart Cars.

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

The Company's primary capital needs are to fund its growth strategy, which includes creating an auto distribution network for the distribution of the SMART(R) Car and electrical vehicles, increasing its internet shopping mall presence, increasing distribution channels, establish company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

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

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff ( Jim Arnold Trucking ). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages.of $750,000. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

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


Item 4.     Submission of Matters to a Vote of Security Holders

On September 30, 2004, pursuant to the Written Consent of the shareholders of the Company holding in excess of 50% of the outstanding shares of the Common Stock of the Company approved a form of Amended and Restated Articles of Corporation of the Company on October 14, 2004. The number of shares outstanding as of September 30, 2004 (record date) for the action was 25,251,430. Holders of 13,068,474 shares, or 51.75% of the outstanding Common Stock voted in favor of approving the Amended and Restated Articles of Incorporation. The Amended and Restated Articles of Incorporation were submitted for filing with the Secretary of the State of California on October 14, 2004. An information statement will be mailed to all shareholders of the record date who did not vote on the action taken by the shareholders.

The Amended and Restated Articles of Incorporation provide, among other things, for the authorization of the Company to issue 100,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, as well as for the elimination of all prior classes and series of preferred stock. The Board of Directors was further authorized , subject to limitations prescribed by law, to fix the designations, determinations, powers, preference and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of Preferred Stock.

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

Item 5.     Other Information

       (a) Related Party Transaction
           On August 5, 2004, Voltage Vehicles Corporation, a subsidiary of ZAP signed a $100 million exclusive agreement with Apollo Energy Corporation to purchase 7,000 Fuel Cell Electric Propulsion Systems through August 5, 2009. The Company filed a Form 8-K on October 6, 2004. Steve Schneider, ZAP's Chief Executive Officer, is a member of the Advisory Board of Apollo Energy Corporation. As of November 12, 2004 none of the Propulsion Systems are available for shipment.

       (b) New Transfer Agent
           On September 19, 2004, the Company terminated the services of Computershare as the Transfer Agent and appointed Continential Stock Transfer & Trust Co as the new Transfer Agent. Their address and phone is as follows: Contential Stock Transfer & Trust Co.,17 Battery Place,8th floor,New York, New York 10004, phone number (212) 845-3215 and fax (212) 509-5150.

       (c) ZAP Advisory Board
           On October 25, 2004, the Company's Board of Directors appointed Thomas Heidemann, President of Smart-Automobile,LLC to be a member of the Advisory Board.

Item 6.     Exhibits and Reports on Form 8-K


            (a)  Exhibits

                 31.1    Certificate of Principal Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2    Certificate of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1    Certificate of the Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2    Certificate of the Chief Financial officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)  Reports on Form 8-K

                 On July 29, 2004 the Company filed an SEC Form 8-K to report a $24.5 common stock purchase agreement with Fusion Capital Fund 11, LLC . The Company also reported the extension of the Company's Series B restricted warrants by an additional six months from July 1, 2004 and to increase the exercise price from $1.07 to $1.26. See comment on page 10 for C Warrants.

                 The Company filed an SEC Form 8-K on October 6, 2004 to report the signing of a $100 million million exclusive agreement with Apollo Energy Corporation to purchase 7,000 Fuel Cell Electric Propulsion Systems through August 5, 2009. The Company filed a Form 8-K on October 6, 2004. See also related party disclosed above in Item 5 (c).

                 On November 5, 2004 the Company filed an SEC Form 8-K to report the signing of a Definitive Stock Stock Agreement for Smart Car. The agreement outlines the formula for converting the $8 million of ZAP Preferred Stock into Common Stock by Smart-Automobile based upon certain performance objectives.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               ZAP                        (Registrant)
------------------------------------

SIGNATURE                                TITLE                 DATE
---------                                -----                 ----


/s/         Steve Schneider              Director / CEO        November 12, 2004
            ------------------------


/s/         William Hartman              CFO                   November 12, 2004
            ------------------------