Form 10KSB
period 2004-12-31
ZAP
filed 2005-04-05
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


  (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2004

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to________________

                         Commission file number 0-303000


                                       ZAP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           California                                      94-3210624
---------------------------------              ---------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

501 Fourth Street Santa Rosa, California                      95401
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number            (707) 525-8658

Securities registered under Section 12(b) of the Exchange Act: None



------------------------------         -----------------------------------------
     Title of each class               Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                      ------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $4,772,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $84,849,000, based on the average bid and ask price as of March 24, 2005.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X]   No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,854,180 shares of common stock outstanding as of March 24, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):    Yes [_]   No [X]
================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
================================================================================

PART I
------

ITEM 1.   DESCRIPTION OF BUSINESS.............................................3

ITEM 2.   DESCRIPTION OF PROPERTY............................................12

ITEM 3.   LEGAL PROCEEDINGS..................................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14




PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...........14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........25

ITEM 7.   FINANCIAL STATEMENTS...............................................31

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................60

ITEM 8A.  CONTROLS AND PROCEDURES............................................60

ITEM 8B.  OTHER INFORMATION..................................................60




PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................61

ITEM 10.  EXECUTIVE COMPENSATION.............................................64

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SHAREHOLDER MATTERS.........................67

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................69




PART IV
-------

ITEM 13.  EXHIBITS...........................................................69

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................72

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

GENERAL

          ZAP stands for Zero Air Pollution(R). ZAP was founded on September 23, 1994, during an era when government and industry were debating how to solve our growing transportation problems. ZAP forged ahead with a bold, grass-roots marketing campaign and innovative products like its zero-emission ZAP(R) electric bicycles and ZAPPY(R) folding electric scooters that were cost-effective and practical for world markets. Today ZAP is still moving forward with an aggressive campaign to stay at the forefront of fuel-efficient transportation with new technologies, including energy efficient gas systems, hydrogen, electric and other innovative power systems. ZAP is also investing in advanced energy solutions, utilizing advanced batteries and innovative fuel cell designs.

          In the process of building ZAP, the Company has pioneered a growing niche for alternative transportation. In 1995, ZAP began marketing electric transportation on the Internet through its website at www.zapworld.com. In 1996-1998, ZAP continued to add to its product line; in 1999 ZAP added electric motorbikes; in 2001 it added electric dive scooters; in 2003 ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric ATVs and the fuel-efficient Smart Car.

          Today, ZAP is a one-stop portal for a diverse lineup of quality, affordable advanced automotive technologies. ZAP has delivered more than 90,000 vehicles to customers in more than 75 different countries. Our goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with mass-merchandisers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web site, independent representatives, retail outlets and qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications but for which we do not have a proprietary interest. We have grown from a single product line to a full line of electric vehicle and advanced transportation products. Most of our domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

          ZAP was incorporated under the laws of the State of California, on September 23, 1994, as "ZAP Power Systems." The name of the Company was changed to "ZAPWORLD.COM" on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. Our principal executive offices are located at 501 Fourth Street Santa Rosa, California, 95401. Our telephone number is (707) 525-8658.

SUBSIDIARIES

          We have several subsidiaries as follows: RAP Group, Inc., a California company ("RAP Group"), Voltage Vehicles, a Nevada company ("Voltage Vehicles"), ZAP Rental Outlet, a Nevada company ("ZAP Rentals"), ZAP Stores, Inc., a California company ("ZAP Stores"), ZAP Manufacturing, Inc., a Nevada company ("ZAP Manufacturing") and ZAP World Outlet, Inc., a California company ("ZAP World"). We wholly own each of our subsidiaries. RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Rentals is engaged primarily in rental of ZAP products, ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the manufacture of ZAP products. ZAP World Outlet is not currently an operating subsidiary. RAP Group and Voltage Vehicles were acquired by the Company in a merger and acquisition transaction in July 2002. RAP Group has active operations and generated approximately 74% of the Company's consolidated revenues in 2004.

BUSINESS DEVELOPMENT

          Our business strategy has been to develop, acquire and commercialize advanced transportation vehicles and technology, including electric vehicles and electric vehicle power systems, low emission vehicles, fuel cell powered vehicles, and fuel-efficient vehicles which have fundamental practical, environmental advantages over conventional internal combustion modes of transportation that can be produced commercially on an economically competitive basis.

          In 2004, we continued to enhance and broaden our electric vehicle product line and we contracted for the exclusive right in the United States and the nonexclusive right world-wide to distribute the Smart Cars Americanized by ZAP, gas-efficient automobile. We acquired those rights in our agreement with Smart Automobile, LLC, a California limited liability company ("Smart Automobile"). Smart Automobile is importing the cars, assembled by Mercedes Benz in Europe, and then making them compliant for sale in the United States with all applicable Federal and state regulations concerning automobiles. In an effort to become the largest distributor of advanced technology vehicles in the United States, we are actively developing a network of automobile dealers that will be qualified to sell our automobile and consumer products. In connection with establishing such dealers, we have arranged for a secured inventory floor line of credit for the first 150 such dealers through our agreement with Clean Air Motor, LLC ("CAMCO"). We have already established dealers in California, Oklahoma, Pennsylvania, New York, Colorado, Florida and Michigan.

          In addition, we have introduced a new consumer product, the ZAP Portable Energy (PE), which is a portable power source and battery charger for consumer electronic devices.

          We also announced in 2004, Voltage Vehicles' agreement with Apollo Energy Systems, Inc. ("Apollo") for the exclusive distribution rights in the United States of Apollo's automobile fuel-cells, and we announced our exclusive distribution agreement with Anuvu of Sacramento, California for its patented Power-X(TM) hydrogen fuel cell engine systems for on road applications in the United States we continuously seek to develop new vehicle designs, products and technology to expand and compliment our current product offerings.

PRODUCT SUMMARY

          We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws inside the United States. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by Smart Automobile, and we make the ZAP WORLD CAR compliant for the United States market. Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

          Our automobile vehicles are subject to environmental and safety compliance with various Federal and State governmental regulations, including regulations promulgated by the EPA, NHTSA and Air Resource Board of the State of California (CARB). The costs of these compliance activities can be substantial.

          Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

AUTOMOTIVE LINE
---------------

          The Company possesses exclusive licenses, know-how, and technology that enable the Company to import various foreign made vehicles.

          SMART CAR AMERICANIZED BY ZAP. The Smart Car Americanized by ZAP, which is assembled by Mercedes Benz, is imported by Smart Automobile LLC through a register importer and made compliant for sale in the United States by Smart Automobile LLC and G & K Automotive. Smart Cars must be modified to meet applicable U.S. laws before they can be sold in the U.S. As of this date and to our knowledge, Smart Automobile LLC is the only company, through its proprietary recalibration technology and its compliance contractor G & K Automotive, with clearance from the DOT and a letter of conformity from the EPA, that allows a model of the Smart Car, as modified, to be sold in the U.S. ZAP is the exclusive distributor of these cars. Additional clearances will be needed to sell this vehicle in volumes and to sell other models of the Smart Car. The California Air Resources Board must certify the car before it could be sold in California and four other states. ZAP will need to set up large contractors to handle the demand for this vehicle. ZAP anticipates that the current EPA and DOT clearance will afford ZAP the opportunity to be the first to market and distribute Smart Cars as Americanized by ZAP in the U.S. Neither ZAP nor Smart Automobile is affiliated with, or authorized by, smart gmbh, the manufacturer of SMART automobiles, or the smartUSA division of Mercedes-Benz LLC, the exclusive authorized U.S. importer and distributor of those vehicles. ZAP purchases its vehicles from Smart Automobile LLC.

          This vehicle has a gas turbo engine. This car is a two-passenger coupe that is eight feet in length that provides ample room for two adult passengers. Other "smart" features and options of the Smart Car Americanized by ZAP include a 61-hp, 3-cyclinder turbocharged engine, equipped with an advanced electronic stabilization program, or ESP, an anti-skid design that throttles the engine torque along with an anti-lock braking system. The unique 6-speed automatic gear transmission with kick down function allows the user to switch between "automatic" and "manual" gear shifting via a control program that changes `gears in response to varying driving characteristics. The Smart Auto Americanized by ZAP is undergoing further governmental tests and modifications which it must complete before it can be sold in the United States. These cars will be sold through Voltage Vehicles to qualified ZAP dealers.

          ZAP WORLDCAR(TM). This electric vehicle is the first of its kind to utilize an advanced drive train powered by an asynchronous AC motor system delivering up to four times the horsepower of other models in its class. We signed an exclusive agreement to import this nearly completed vehicle into the United States. This vehicle is assembled in China and we make it compliant with NHTSA, EPA, and various state regulatory standards. This vehicle is a "Neighborhood Electric Vehicle" or classified as a "Low Speed Vehicle." This new category of automobile was created for use in intra-city transportation, planned communities, commercial zones and tourist areas where the distances traveled are short and the need for large capacity is limited. The smaller, low-speed electric cars are a new transportation alternative for communities concerned with air and noise pollution, high fuel prices, traffic congestion or parking shortages. The ZAP Worldcar has speeds up to 25 mph, room for two and can be plugged into any normal household electric outlet to recharge its battery. This vehicle was certified by the Air Resources Board of the State of California as being a Zero Emission Vehicle in September 2004. This vehicle is subject to state vehicle registration laws and must be sold through an automobile dealer.

          ZAP LIGHT UTILITY VEHICLE (LUV). This vehicle is also a Neighborhood Electric Vehicle (NEV). A new category of automobile was created for the many car trips people take for inter-city transportation, planned communities, commercial zones and tourist areas. The LUV sports a European design. The vehicle has speeds up to 25 mph, has room for two and plugs into any normal household electric outlet. The LUV was selected as a finalist for Tech-TV's Best of the Consumer Electronic Show held in Las Vegas in January 2003.

PERSONAL TRANSPORTATION
-----------------------

          ZAPPY(R). This electric scooter is a stand-up, portable, lightweight scooter featuring a 12-volt battery with a built-in charger and a collapsible frame. The design includes a unique folding mechanism and proprietary circuitry, which increases the efficiency and range of the vehicle. In the fourth quarter of 2003, we introduced a new ZAPPY(R) Scooter which offered significant upgrades over the previous design with respect to performance, construction and appearance. In the fourth quarter last year, we introduced a new ZAPPY(R) Express Scooter which offered significant upgrades over the previous design, including a seat and carrying case. We exclusively own the design of this product. This product is not subject to state vehicle registration laws and may be sold directly to consumers.

          ZAPPY 3. The ZAPPY 3 is a three-wheeled scooter that uses a wheel-motor drive technology built into the hub of the front wheel to enable increased stability while enhancing maneuverability. The riding platform has two smaller wheels on either side with the larger wheel motor in front, so a person can ride in standing position with both feet placed side-by-side, rather than skateboard-style standing sideways which was the design of the original ZAPPY(R). We exclusively own the design of this vehicle. This vehicle is not subject to state vehicle registration laws, and may be sold directly to consumers.

          ZAP(R) SEASCOOTER(R). The ZAP SeaScooter (TM) is a revolutionary affordable underwater propulsion device designed to pull swimmers and snorkelers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

          POWERBIKE(R). The Powerbike resembles a mountain bicycle with an electric motor attached. It was designed to appeal to the low cost mass merchant. This vehicle is not subject to state vehicle registration laws and may be sold directly to consumers.

          OTHER ELECTRIC AND FUEL-EFFICIENT VEHICLES. Under various distribution agreements, we have the right to distribute a wide spectrum of personal and industrial electric vehicles. In 2004, we announced the introduction of our electric all-terrain vehicles, which we began selling at the end of 2004.

ENERGY PRODUCTS
---------------

          ZAP PORTABLE ENERGY(TM). This is a portable lithium energy power source and battery charger for low-voltage consumer electronic products. This device uses a "smart" microprocessor control system to power multiple hand-held electronic devices or to charge batteries. The ZAP PE can be used to power a variety of mobile consumer electronic devices, such as PDAs, digital cameras, cellular telephones, MP3 players, laptops and equivalent low-voltage devices. We manufacture the ZAP PE in China for distribution and sale in the United States under our name. We are marketing and planning to sell this product through independent representatives for resale and distribution to retail stores, as well as directly to consumers over our Internet sales portal.

          MICROPROCESSOR DRIVE CONTROLLERS. We are working to develop, independently and in collaboration with other companies, a series of low cost proprietary controller microprocessors for all of our products. These devices will increase efficiency and lower costs of operation by providing more efficient use of power to charge our products.

          FUEL CELL TECHNOLOGIES. In August 2004, Voltage Vehicles entered into an exclusive distribution agreement with Apollo to acquire certain exclusive rights to purchase, market and sell up to $100 million of Apollo products including Alkaline Fuel Cell products, Tri-Polar Lead-Cobalt battery technology, and certain propulsion systems, together with related advanced technology products owned by Apollo. We believe this agreement compliments our existing product line of environmentally friendly transportation and power products. Our Chief Executive Officer, Mr. Steven Schneider is a member of the Advisory Board of Directors of Apollo. The Company expects to demonstrate its first hybrid fuel cell vehicle in 2005. In December 2004, we entered into an exclusive purchase and distribution agreement with Anuvu for their patented fuel cell for on road applications.

DISTRIBUTION AND MARKET OUTLETS

          We employ the following methods to distribute our products:

          ELECTRIC VEHICLE DEALER PROGRAM. The Company began establishing ZAP qualified electric vehicle dealers in various locations in the United States in the fourth quarter of 2003. Each dealer pays the Company a fee and in return that dealer may apply within their state to become a licensed new car electric vehicle dealer. We also receive a commitment from each qualified dealer to purchase a minimum number of electric automobiles annually. In 2004, we expanded this network to include the gas-efficient Smart Car Americanized by ZAP. Currently, we have qualified dealers in New York, Michigan, Oklahoma, Colorado, Pennsylvania, Florida and California. We intend to use these ZAP qualified dealers to sell the ZAP Worldcar and the Smart Car Americanized by ZAP. Some ZAP qualified dealers will also sell our consumer and other vehicle products, such as scooters and bikes, depending on demand.

          RAP GROUP, INC. The Company distributes its conventional cars through RAP, a wholly owned subsidiary, located in Fulton, California.

          MASS MERCHANDISE AND RETAIL OUTLETS. The Company markets its consumer products to independent representatives, mass merchandisers and retail outlets, as well as undertaking direct marketing activities with these entities.

          ELECTRIC VEHICLE RENTAL PROGRAM. The Company established ZAP Rental Outlets in 2002 to rent neighborhood electric vehicles in tourist locations. In September 2003, we acquired a fleet of approximately 100 neighborhood electric vehicles. Some of these have been sold and others are being rented from time to time in various locations.

          INTERNET SALES. The Company markets and sells its consumer products directly to consumers on its Web site.

ACQUISITION OF NEW BUSINESSES AND ASSETS

          On March 1, 2004 we entered into an Asset Purchase Agreement with Electric Transportation Company, LLC, a California limited liability company ("ETC"), to purchase certain assets including electric vehicles and intellectual property assets. We paid ETC for the assets by issuing 121,951 shares of our common stock to ETC, valued at $250,000.

          The Company has acquired from Smart Automobile LLC the exclusive distribution, marketing, and technology rights throughout the United States to make the Smart Cars US compliant, through registered importer G & K Automotive, for a period of ten years. These rights also included the proprietary computer technology and process for making vehicles DOT and EPA compliant. These rights were acquired through the payment of $1 million in cash upon execution of the agreements, $1 million in cash upon delivery of the first 1,000 Smart Cars, and $8 million in preferred stock. A more detailed conversion agreement was completed and signed on October 25, 2004. Under this agreement Smart Automobile, LLC (SA) exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred Shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005, and 2006 that are fully EPA compliant to sell in the United States allow the holder of 500 preferred stock SA to convert to $500,000 of common and stock and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable until July 7, 2009, or when all the preferred shares have been converted. Upon EPA compliance, and the legal right to sell the first 98 vehicles currently in inventory, the holder can convert 500 preferred shares to $500,000 common stock immediately, and received 505,000 warrants. This was issued in 2004. As of March 31, 2005, Smart Automobile had not delivered any Smart Cars Americanized by ZAP to the Company for sale in the United States. Smart Automobile is not affiliated with Mercedes Benz.

ENVIRONMENTAL INITIATIVES AND LEGISLATION

          In 1992, Federal legislation (United States Energy Policy Act of 1992) was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Acquisition of a qualified electric vehicle entitles the owner to a Federal tax credit equal to 10% of the cost of the vehicle. Several states have also adopted legislation that sets mandates for the introduction of electric vehicles. Many foreign countries have also initiated either mandates or incentives for electric vehicles or are planning such programs in the future. As we commercialize new transportation technology, we have been required to expend our resources in educating legislators of the benefits of these vehicles. In November 2002, President Bush signed into law legislation, which transfers regulation of electric bicycles from the National Highway Traffic Safety Administration to the Consumer Product Safety Commission. This effectively changes the regulating standards for electric vehicles from motor vehicles standards to consumer standards such as those governing bicycles, relieving the need for regulatory compliance in connection with the sale of our bicycle products.

          Although many government agencies are concerned about rising global air pollution, it is expected that we will need to continue to expend considerable resources in the future in the governmental process to continue the current favorable governmental climate for the zero emission vehicles.

RESEARCH AND PRODUCT DEVELOPMENT; PRODUCT DISTRIBUTION

          We are primarily a marketer and distributor of ZAP products and products manufactured for ZAP, such as the ZAP Worldcar and the Smart Car Americanized by ZAP. Thus, we do not currently require large expenditures for internal research and development costs. In order to maintain our competitive advantage, we search globally for the latest technological advances in advanced technology vehicles and then assess the feasibility of including the new item into our product lines. We have determined to rely less exclusively on internal research and development for the generation of new products and product enhancements, and instead look to acquire new technologies through development agreements, licenses and distribution agreements. We are primarily focused on developing ZAP qualified dealers throughout the United States that will sell our automobile and consumer products, in creating relationships with independent representatives and mass merchandisers for the distribution and sale of our products to consumers, and in direct sales to consumers through our Internet sales portal.

SOURCES AND AVAILABILITY OF PARTS AND SUPPLIES

          Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer's operations and production of ZAP products.

LICENSES, PATENTS AND TRADEMARKS

          We have a number of patents and trademarks covering some of our electric vehicles. We were issued our first United States Patent on February 13, 1996 on our electric motor power system for bicycles, tricycles, and scooters (Patent #5,491,390). On September 30, 1997, were issued our second United States Patent on our electric motor system (Patent #5,671,821). On December 15, 1998, we were issued a United States Patent for our ZAPPY scooter (Patent #5,848,660). On November 14, 2000, we were issued a design patent on its ZAPPY(R) scooter (Des. No. 433,718). We also hold several other patents in the electric vehicle industry. We also acquired two patents as the result of the emPower acquisition in December 1999. One patent was for the powered roller skates (Patent #6,059,062) and another for the powered skateboard (Patent #6,050,357). We acquired all of the assets of Electric Vehicles Systems Inc, including the PowerSki(R) trademark (Registration #2,224,640) and two United States Patents (Patent #5,735,361) and (Patent #5,913,373). We also have a patent for the Powered Scooter (Patent #115,434). With the purchase of Aquatic Propulsion Technology Inc. on July 1, 2000, we acquired the following five patents: submersible marine vessel issued June 13, 1995 (Patent #5,423,278), personal submersible marine vehicle issued June 3, 1997 (Patent #5,634,423), submersible marine vessel issued on April 19, 1994 (Patent #5,303,666), scuba scooter issued on May 31, 1994 (Patent Des 347,418), and scuba scooter issued June 6, 1995 (Patent Des 359,022). On February 19, 2002, a patent for submersible marine vehicle was issued (Patent #US D453,726S). On June 15, 2004, a patent for Seascooter was issued (Patent #6,748,892).

          We also have several copyright registrations for various advertisements that we use to promote our products.

          We hold and utilize several trademarks: we were assigned the trademark ZAP(R) on September 23, 1994 (Reg. No. 1,794,866); the ELECTRICRUIZER(R) mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R) mark was registered on March 21, 2000 (Reg. No. 2,330,894); the POWERBIKE(R) mark was registered on June 1, 1999; trademark ZAPWORLD.COM(R) was registered on July 25, 2000 (Reg. No. 2,371,240); the trademark ZAP Electric Vehicle Outlet
(R) was registered on March 28, 2000 (Reg. No. 2,335,090); the mark Zero Air Pollution (R) was registered on February 28, 2000 (Reg. No. 2,320,346); SWIMMY was registered on July 25, 2003 (Reg. No.2,689,203). In 2004, ZAP was issued the trademark ZAP Seascooter(R) and was registered on September 21, 2004 (Reg. No. 2,885,816). ZAP Car(R)was registered (Reg. No. 6,912,329) on December 21, 2004.

BACKLOG

          As of March 30, 2005, the Company had $83,000 in backlog orders for our consumer products and $431 million in backlog orders from auto-dealer purchase contracts for the Smart Cars Americanized by ZAP. The Company expects to fill its backlog of consumer products within the current fiscal year. At present, we have not accepted all the received orders from auto dealers and have not determined a current schedule to fill our current backlog orders for the Smart Cars Americanized by ZAP. The Company will need assistance from a major manufacturer and the full approval of all necessary governmental agencies to complete the existing volume of Smart Car orders. The Company is actively seeking this support.

COMPETITIVE CONDITIONS

          The competition to develop and market advanced technology vehicles has been intense and is expected to continue to increase. Our principal competitive advantages over our competitors are our ownership of fundamental technology, our trade name and brand recognition, our ability to be a low cost manufacturer through domestic and international contract manufacturing arrangements and our growing distribution network. We benefit from our high name recognition in the advanced transportation vehicle industry coupled with a rapidly developing consumer sales business on our website. In order to reduce costs, our production activities have been transferred to lower cost contract manufacturers outside the United States, which enables us to offer our products at competitive prices. This also enables us to concentrate on our marketing and sales efforts and the growth of our distribution network. We offer one of the broadest lines of personal electric vehicles currently available, which we believe reinforces our name recognition in the market place.

          In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda, Toyota, and Daimler-Chrysler, who have more significant financial resources, established market positions, longstanding relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution and other resources than we do. Each of these companies is currently working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the market place exceed the resources currently available to our Company. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP PE. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution or marketing to develop, maintain and extend our current technology and market position.

EMPLOYEES

          As of March 30, 2005, the Company had a total of 35 employees. This is a decrease of 7 employees, from 42 employees as of March 26, 2004. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer, or Mr. Starr, our Chairman of the Board, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2008. We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

PRODUCT LIABILITY

          The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of electrical vehicles. Although we have product liability insurance for our consumer products for risks of up to an aggregate of $2,000,000, that insurance may be inadequate to cover all potential product claims. We also carry liability insurance on our automobile products. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material affect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. As of March 30, 2005 neither the Company nor the Company's products have been the subject of any products liability claims or product recalls.

BANKRUPTCY PLAN OF REORGANIZATION

          On March 1, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division. The first impact of the Chapter 11 filing was to stay certain legal proceedings that had been instituted against us. Management also believed that the Chapter 11 filing would allow us to reorganize our business operations, debt and capital structure, and revise our general business direction, and seek debtor-in-possession financing on terms favorable to the Company.

          On June 20, 2002, the Bankruptcy Court entered an order confirming a second amended plan of reorganization (the "confirmed plan of reorganization"). On June 14, 2004, the Bankruptcy Court entered an order closing the Chapter 11 case and officially terminating our operations under the jurisdiction of the Bankruptcy Court.

          Under the confirmed plan of reorganization we were able to: (a) alter our equity and debt structures to permit us to emerge from the reorganization proceedings with a viable capital structure; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and
(c) settle, compromise, or otherwise dispose of certain claims and interests on terms that we believed to be fair and reasonable and in the best interests of their respective estates, creditors, and stakeholders. Under the terms the confirmed plan of reorganization the Company undertook and completed the following:

          o    A 6 to 1 reverse stock split of our common stock;
          o The common shareholders also received one warrant in Series B, C and D to purchase common stock for each common share issued to the claimant (post stock-split);
          o The cancellation of certain indebtedness in exchange for cash, common stock and/or warrants to purchase shares of common stock. The warrants were issued to each claimant during 2002;

          o Payment of $50,000 to a claimant of secured pre-petition debt. $50,000 is the estimated value of the collateral, plus 5% interest on a declining balance, payable monthly over three years, commencing August 20, 2002;
          o Conversion of 2,250 shares of our preferred stock, originally valued at $1,000 per share, into 630,000 shares of common stock (post the 6:1 reverse stock split). The preferred shareholders also received 2.5 million Series A warrants, to vest in accordance with a schedule outlined in the Plan and one warrant in Series B, C and D to purchase common stock for each common share issued to the claimant;
          o The assumption and assignment, or rejection of executory contracts or unexpired leases to which we were a party;
          o Authorization to issue 100 million shares of common stock and 50 million shares of preferred stock.
          o Authorization to issue 10 million common shares each for the following warrants: Series A, B, C, D and K for a total of 50 million warrants, with the expiration dates for the warrants ranging from 12 to 36 months;
          o The creation of an Incentive Stock Option Plan for employees within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, with an option by the Incentive Stock Option Plan to purchase 10 million shares of ZAP common stock at an exercise price equal to the closing price on the date of issue;
          o Authorization to execute a $500,000 convertible debenture for the purchase of inventory from a new supplier in exchange for a note with interest at 6% per annum; or shares of common stock at $0.50 per share or 15% of the outstanding shares of the Reorganized ZAP, whichever amount is greater. The supplier was also given warrants in Series B, C and D for each common share owned (The entire debt was converted to common stock during 2002); and
          o Authorization to complete the acquisition of Voltage Vehicles and RAP Group, Inc. effective July 1, 2002.


ITEM 2.   DESCRIPTION OF PROPERTY.

          The chart below contains a summary of our principal facilities.

          Location                                         Use                  Square Feet      Rent
----------------------------------------------   ----------------------------   -----------   -----------
501 Fourth Street, Santa Rosa, California        Corporate Headquarters              20,000   $     - (1)
6784 Sebastopol Avenue, Sebastopol, California   Distribution Center                  9,800   $ 6,443
3362 Fulton Road, Santa Rosa, California         Office, Automobile Lot              10,000   $ 5,500
3405 Fulton Road, Santa Rosa, California         Automobile Lot                      11,000   $ 6,000
1815 E.Sahara  Avenue, Las Vegas, Nevada         Electric Rental Car Location         5,050   $ 5,000 (2)
3771 S Las Vegas Blvd, Las Vegas, Nevada         Electric Rental Car Location         2,500   $ 5,600

(1) Under the terms of the Mortgage, dated March 7, 2003, between the Company and Atocha Land LLC concerning the Fourth Street location, monthly payments of principal and interest amortizing the underlying $2 million debt may commence on April 7, 2005, unless the underlying debt is converted to common shares at Atocha's option. If Atocha does not convert the debt, the interest rate will be the prime rate plus 2%.

(2)  Rent was prepaid through issuance of ZAP restricted common stock.

          The Company purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is in downtown Santa Rosa. Over the years it was updated and remodeled by previous owners and the Company. The Company has renovated the building during its ownership with new carpets, paint and remodeled to include a new showroom and conference room. The building and contents are adequately insured in the opinion of management. The Company occupies more than 90 percent of the building. The property tax rate is set at 1 percent per year of the assessed value (currently set at the 2004 appraised value of $2.9 million). The building is being depreciated over a 30 year useful life. The net book value of our real estate holdings at December 31, 2004 was approximately $2.7 million. The Company has a $2 million convertible note due in March 2025, with annual interest at 2% for the first two years, and thereafter at the prime rate (as defined) plus 2%. No payments are due until after two years, at which time, the note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The seller also received a certain amount of common stock and warrants in connection with the transaction.

          The rest of our facilities are leased. The properties located at 3405 and 3362 Fulton Road are rented on a month-by-month basis from ZAP's CEO. The lease for the property at 6784 Sebastopol Avenue expires in February 2006. The lease for the property located at 1815 E Sahara Ave expires in August 2006 and the lease for the property located at 3771 South Las Vegas Blvd expires in March 2006. The Company plans to renew the month to month leases based on the Company's needs. The Company believes these properties are adequate for the Company's foreseeable needs.

          It is management's opinion that our insurance policies cover all insurance requirements of the landlords. We own the basic tools, machinery and equipment necessary for the conduct of our repairs, our minimal research and development, and vehicle prototyping activities. We believe that the above facilities are generally adequate for present operations.

ITEM 3.   LEGAL PROCEEDINGS.

          Except as stated below, we are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company may become in the future subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

          A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The complaint alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plantiffs seeking compensatory damages, attorneys'fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The arbitration award is due no later than May 9, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

On May 20, 2003 the RAP Group, Inc, a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to a Dealer Agreement. The plaintiff was seeking damages in the amount of $ 546,108 plus interest. This action was resolved without a material affect to the Company.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings did result, the Auto Dealer's License for the RAP Group could be jeopardized, since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars. The RAP Group has had no additional inquiries from the DMV since 2002.

There was an action pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187. This was an action brought by the Plaintiffs against ZAP for declaratory relief in which they asked the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffectual. The Plaintiffs also ask that the court order ZAP to issue written certificates for each share of stock and each Warrant to be given to the Plaintiffs pursuant to ZAP's confirmed Chapter 11 Plan of Reorganization. This action was resolved without a material affect to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of our security holders during the fourth quarter of the year-ended December 31, 2004.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

          Our common shares are currently quoted on the OTC Bulletin Board under the symbol "ZAPZ." The Company has begun the process to apply to another stock exchange. There is no guarantee that we will be successful in our efforts. The following table sets forth the quarterly high and low bid prices for our common shares on the OTC Bulletin Board for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                       BID PRICE
                                                -----------------------
      PERIOD                                     HIGH              LOW
--------------------------------------------    ------           ------
FISCAL YEAR 2004:
   DECEMBER 31, 2004                            $ 5.15           $ 1.06
   SEPTEMBER 30, 2004                             2.60             0.81
   JUNE 30, 2004                                  4.20             0.55
   MARCH 31, 2004                                 0.95             0.53

FISCAL YEAR 2003:
   DECEMBER 31, 2003                            $ 1.35           $ 0.47
   SEPTEMBER 30, 2003                             1.75             1.20
   JUNE 30, 2003                                  1.90             1.15
   MARCH 31, 2003                                 2.59             1.16

FISCAL YEAR 2002:
   DECEMBER 31, 2002                            $ 1.80           $ 1.09
   SEPTEMBER 30, 2002                             1.98(1)          0.30(1)
   JUNE 30, 2002                                  0.21             0.01
   MARCH 31, 2002                                 0.33(2)          0.09(2)

   (1)  Reflects a 6:1 reverse stock split on July 1, 2002.
   (2) During this quarter, the stock was briefly halted from trading on NASDAQ as the result of our filing for Chapter 11 Reorganization protection.

HOLDERS

          We have approximately 3,866 record holders of our common stock as of March 25, 2005, according to a shareholders' list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders includes any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

DIVIDEND POLICY

          We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table sets forth information compiled on an aggregate basis as of December 31, 2004, with respect to the various equity compensation plans, including stand-alone compensation arrangements, under which we have granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

                                                                                            Number of securities remaining
                                Number of securities to                                     available for future issuance
                                be issued upon exercise    Weighted average exercise        under equity compensation plans
                                of outstanding options,    price of outstanding options,    (excluding securities reflected
     Plan Category              warrants and rights        warrants and rights              in column 2)
----------------------------    -----------------------    -----------------------------    -------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS           5,042,323                     $1.02                             4,957,677(1)

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
HOLDERS                                      --                        N/A                                     0

                                       5,042,323                     $1.02                             4,957,677

     (1) Pursuant to the terms of the Equity Incentive Plan, awards may be granted for options (both incentive options and non-qualified stock options) and for restricted stock and stock bonuses.

2004 CONSULTANT STOCK PLAN

          Our 2004 Consultant Stock Plan (the "Stock Plan") that was adopted by the Company in July 2004 advances our interests by helping us obtain and retain services of persons providing consulting services upon whose judgment, initiative, efforts and/or services we are substantially dependent, by offering to or providing those persons with incentives or inducements affording such persons an opportunity to become owners of our capital stock. Consultants or advisors are eligible to receive grants under the plan program only if they are natural persons providing bona fide consulting services to us, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

          We reserved a total of 1,000,000 common shares for issuance under the Stock Plan. The Stock Plan provides for the grants of common stock. No awards may be issued after the ten year anniversary of the date we adopted the Stock Plan, which is the termination date of the plan.

          On July 22, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-8 for the purpose of registering 1,000,000 common shares issuable under the Stock Plan under the Securities Act of 1933.

STAND-ALONE GRANTS

          From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES

          We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the year covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and
(4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

COMMON STOCK ISSUED

On 1/8/2004, we issued 50,000 shares of common stock to a ZAP consultant, in connection with a conversion of 25 preferred shares.
On 1/8/2004, we issued 12,500 shares of common stock to professional contractors, in connection with a conversion of 6.25 preferred shares.
On 1/8/2004 we issued 100,000 shares of common stock to ZAP Consultant in payment for professional services valued at $100,00.
On 1/22/2004 we issued 100,000 shares of common stock to ZAP Consultant in payment for professional services valued at $100,00.
On 3/8/2004, we purchased inventory with value of $12,000 from ZAP suppliers with 16,438 shares of common stock.
On 4/7/2004, we issued 15,000 shares of common stock to ZAP employees for employment bonuses valued at $9,750.
On 4/12/2004, we issued 10,000 shares of common stock to ZAP employees for employment bonuses valued at $5,600.
On 4/12/2004, we issued 89,286 shares of common stock to ZAP consultants, in connection with a conversion of 50 preferred shares.
On 4/12/2004, we issued 25,000 shares of common stock to ZAP employees, in connection with an exercise of 25,000 employee stock options.
On 4/20/2004, we issued 15,000 shares of common stock to professional contractors for professional services valued at $14,100.
On 4/21/2004, we entered into a consulting agreement whereby we issued 1,500 shares of common stock with value of $1,395 in consideration for professional services under the agreement. The shares are fully earned.
On 4/21/2004, we issued 27,000 shares of common stock to professional contractors in payment for professional services valued at $25,110.
On 4/21/2004, we issued 12,500 shares of common stock to investors, in connection with a conversion of 7 preferred shares.
On 4/23/2004, we issued 127,660 shares of common stock to a ZAP consultant, in connection with a conversion of 60 preferred shares.
On 4/26/2004, we settled an obligation with ZAP lessors, for $22,500, which was paid with 15,000 shares of common stock.
On 4/27/2004, we issued 3,529 shares of common stock to professional contractors in payment for professional services valued at $6000.
On 4/27/2004, we issued 29,412 shares of common stock to ZAP lawyers, in connection with a conversion of 50 preferred shares.
On 5/3/2004 the company issued 45,000 shares of common stock to accredited investors for $76,500.
On 5/3/2004, we issued 2,500 shares of common stock to professional contractors, in connection with a conversion of 4 preferred shares.
On 5/7/2004, we issued 26,316 shares of common stock to ZAP lawyers, in connection with a conversion of 50 preferred shares.
On 5/10/2004, we issued 11,208 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $11,993.
On 5/18/2004, we settled an obligation with institutional investors, for $1,549,701, which was paid with 395,332 shares of common stock.
On 5/20/2004, the company issued 66,667 shares of common stock to accredited investors for $100,000.
On 5/21/2004, we issued 136,986 shares of common stock to institutional investors, in connection with a conversion of 100 preferred shares.
On 5/25/2004, we issued 56,832 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $60,810.
On 5/26/2004, we issued 656 shares of common stock to a ZAP Consultant, in connection with a conversion of 2 preferred shares.
On 5/26/2004, we purchased inventory with value of $4,500 from a ZAP supplier with 1,475 shares of common stock.
On 6/1/2004, we settled an obligation with a ZAP supplier, for $65,200, which was paid with 20,000 shares of common stock.
On 6/2/2004, we issued 994,500 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $1,064,115.
On 6/4/2004, we issued 76,923 shares of common stock to ZAP lawyers, in connection with a conversion of 50 preferred shares.
On 6/4/2004, we issued 714 shares of common stock to professional contractors in payment for professional services valued at $2,000.
On 6/4/2004, we issued 70,212 shares of common stock to professional contractors, in connection with a conversion of 33 preferred shares.
On 6/21/2004, the company issued 19,840 shares of common stock to accredited investors for $35,712.
On 6/21/2004, we settled an obligation with a ZAP lessors for $48,000, which was paid with 26,667 shares of common stock.
On 6/21/2004, we issued 10,000 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $10,700.

On 6/22/2004, we issued 300,000 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $321,000.
On 6/23/2004, we issued 8,352 shares of common stock to ZAP employees for employment bonuses valued at $10,524.
On 6/23/2004, we issued 10,000 shares of common stock to a K warrant holder, in connection with an exercise of warrants. We received cash of $10,000.
On 6/23/2004, we issued 11,905 shares of common stock to a ZAP Consultant, in connection with a conversion of 7.5 preferred shares.
On 6/23/2004, we entered into a consulting agreement whereby we issued 8,937 shares of common stock with value of $10,630 in consideration for professional services under the agreement. The shares are fully earned.
On 6/23/2004, the Company issued 3,000 shares of common stock to accredited investors for $3,780.
On 6/23/2004, we issued 17,000 shares of common stock to professional contractors in payment for professional services valued at $21,420.
On 6/23/2004, we issued 11,333 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $12,126.
On 6/30/2004, we issued 91,005 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $97,374.
On 6/30/2004, we issued 147,662 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $378,015.
On 7/6/2004, we issued 87,433 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $101,527.
On 7/6/2004, we issued 75,000 shares of common stock to A warrant holders, in connection with an exercise of warrants. We received cash of $78,750.
On 7/8/2004, we issued 32,105 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $50,000.
On 7/8/2004, we issued 3,037 shares of common stock to professional contractors in payment for professional services valued at $5,770.
On 7/13/2004, we issued 3,811 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $4,078.
On 7/19/2004, we issued 10,000 shares of common stock to a professional organization, in connection with a conversion of 21 preferred shares.
On 7/19/2004, we issued 50,000 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $105,000.
On 7/19/2004, we purchased inventory with value of $4,200 from a ZAP supplier with 2,000 shares of common stock.
On 7/20/2004, the Company issued 455,000 shares of common stock to institutional investors for $500,000.
On 8/23/2004, we issued 36,254 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $45,680.
On 8/23/2004, we settled an obligation with ZAP supplier, for $50,000, which was paid with 44,118 shares of common stock.
On 8/23/2004, we issued 13,421 shares of common stock to professional contractors in payment for professional services valued at $15,300.
On 8/30/2004, we purchased inventory with value of $60,000 from a ZAP supplier with 62,500 shares of common stock.
On 8/30/2004, we issued 2,731,000 shares of common stock to group of institutional and accredited investors, in connection with a conversion of 1,375 preferred shares.
On 8/30/2004, the Company issued 2,000,000 shares of common stock to accredited investors for $1,000,000.
On 8/30/2004, we issued 33,125 shares of common stock to ZAP employees for employment bonuses valued at $31,800.
On 8/30/2004, we issued 154,533 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $194,700.
On 8/30/2004, we issued 150,000 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $144,000.
On 8/30/2004, we issued 24,375 shares of common stock to professional contractors in payment for professional services valued at $23,400.

On 9/4/2004 the company issued 45,625 shares of common stock to accredited investors for $73,000.
On 9/4/2004, we issued 22,979 shares of common stock to professional contractors in payment for professional services valued at $32,400.
On 9/4/2004, we settled an obligation with ZAP lessors, for $65,000, which was paid with 47,794 shares of common stock.
On 9/20/2004, we purchased assets with value of $63,786 from ZAP suppliers with 34,294 shares of common stock.
On 9/20/2004, we issued 67,559 shares of common stock to professional contractors in payment for professional services valued at $125,660.
On 9/24/2004, we issued 9,210 shares of common stock to professional contractors in payment for professional services valued at $17,500.
On 9/27/2004, we issued 7,236 shares of common stock to a ZAP lessors, in connection with a conversion of 14.4 preferred shares.
On 9/27/2004, we issued 1,005 shares of common stock to professional contractors, in connection with a conversion of 2 preferred shares.
On 9/28/2004, we issued 121,951 shares of common stock to professional contractors, in connection with a conversion of 250 preferred shares.
On 9/28/2004, we issued 2,580 shares of common stock to ZAP suppliers, in connection with a conversion of 6 preferred shares.
On 9/29/2004, we purchased assets with value of $14,450 from ZAP suppliers with 7,817 shares of common stock.
On 9/30/2004, we issued 100,000 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $126,000.
On 10/6/2004, we issued 1,622 shares of common stock to professional contractors in payment for professional services valued at $3,000.
On 10/20/2004 the Company issued 30,000 shares of common stock to accredited investors for $15,000.
On 10/20/2004, we purchased assets with value of $20,000 from ZAP suppliers with 16,667 shares of common stock.
On 10/20/2004, we issued 5,000 shares of common stock to a ZAP Consultant in payment for professional services valued at $6,000.
On 10/20/2004, we issued 5,000 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the company valued at $6,000.
On 10/25/2004, we issued 15,000 shares of common stock to professional contractors in payment for professional services valued at $17,250.
On 10/26/2004, we issued 10,000 shares of common stock to ZAP employees for employment bonuses valued at $11,800.
On 10/26/2004, we issued 423,729 shares of common stock to ZAP suppliers, in connection with a conversion of 500 preferred shares.
On 10/27/2004, we settled an obligation with ZAP lessors, for $22,631, which was paid with 16,764 shares of common stock.
On 11/8/2004, we issued 24,000 shares of common stock to professional contractors in payment for professional services valued at $27,600.
On 11/8/2004, we purchased assets with value of $64,239 from ZAP suppliers with 55,860 shares of common stock.
On 11/8/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 100,000 shares of common stock with value of $115,000 in consideration for professional services under the agreement. The shares are fully earned.
On 11/8/2004, we issued 226,012 shares of common stock to ZAP employees for employment bonuses valued at $259,914.

On 11/10/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 5,000 shares of common stock with value of $13,500 in consideration for professional services under the agreement. The shares are fully earned.
On 11/10/2004, we settled an obligation with professional contractors, for $34,921, which was paid with 25,123 shares of common stock.
On 11/12/2004, we purchased assets with value of $379,107 from ZAP suppliers with 313,311 shares of common stock.
On 11/12/2004, we issued 8,264 shares of common stock to professional contractors in payment for professional services valued at $10,000.
On 11/12/2004, we settled an obligation with institutional investors, for $30,250, which was paid with 25,000 shares of common stock.
On 11/16/2004, we purchased inventory with value of $175,945 from ZAP suppliers with 133,290 shares of common stock.
On 11/18/2004, the Company issued 32,000 shares of common stock to accredited investors for $57,600.
On 11/19/2004, we purchased inventory with value of $126,585 from ZAP suppliers with 72,334 shares of common stock.
On 11/19/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 34,286 shares of common stock with value of $60,000 in consideration for professional services under the agreement. The shares are fully earned.
On 11/24/2004, we issued 8,000 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $9,600.
On 11/24/2004, we issued 100,000 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $120,000.
On 11/29/2004, we purchased inventory with value of $14,000 from ZAP suppliers with 4,746 shares of common stock.
On 11/29/2004, we issued 29,762 shares of common stock to professional contractors in payment for professional services valued at $100,000.
On 12/2/2004, we issued 60,000 shares of common stock to $2.50 Restricted warrant holders, in connection with its exercise of warrants. We received cash of $150,000.
On 12/2/2004, we issued 100,000 shares of common stock to B & B2 Warrant Holders, in connection with an exercise of warrants. We received cash of $120,000.
On 12/3/2004, we issued 10,000 shares of common stock to $2.50 Restricted warrant holders, in connection with an exercise of warrants. We received cash of $25,000.
On 12/6/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 25,000 shares of common stock with value of $97,250 in consideration for professional services under the agreement.
On 12/8/2004, we issued 200,000 shares of common stock to B & B2 warrant holders, in connection with an exercise of warrants. We received cash of $240,000.
On 12/9/2004, we issued 5,000 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $6,000.
On 12/9/2004, we issued 10,000 shares of common stock to ZAP Employees, in connection with an exercise of employee stock options. We received cash of $2,500.
On 12/9/2004, we issued 538,462 shares of common stock to C warrant holders, in connection with an exercise of warrants. We received cash of $1,750,000.
On 12/9/2004, we issued 25,000 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $101,250.
On 12/10/2004, the Company issued 27,093 shares of common stock to accredited investors for $55,000.
On 12/13/2004, the Company issued 32,107 shares of common stock to accredited investors for $57,150.
On 12/13/2004, the Company issued 240,279 shares of common stock to accredited investors for $432,500.
On 12/13/2004, we issued 8,618 shares of common stock to professional contractors in payment for professional services valued at $30,680.
On 12/13/2004, we issued 57,625 shares of common stock to $2.50 Restricted warrant holders, in connection with its exercise of warrants. We received cash of $144,000.
On 12/13/2004, we issued 53,000 shares of common stock to accredited investors for $63,600.
On 12/14/2004, we purchased inventory with value of $364,500 from ZAP suppliers with 112,154 shares of common stock.
On 12/15/2004, we issued 100,000 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $120,000.

On 12/20/2004, the company issued 531,750 shares of common stock to accredited investors for $1,116,668.
On 12/21/2004, we issued 5,000 shares of common stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $16,500.
On 12/22/2004, we issued 20,000 shares of common stock to professional contractors in payment for professional services valued at $63,800.
On 12/22/2004, we purchased inventory with value of $24,785 from ZAP suppliers with 7,769 shares of common stock.
On 12/29/2004, we issued 7,435 shares of common stock to B & B2 warrant holders, in connection with its exercise of warrants. We received cash of $8,922.
On 12/29/2004, we issued 1,342 shares of common stock to C warrant holders, in connection with its exercise of warrants. We received cash of $4,361.

PREFERRED SHARES ISSUED

On 1/5/2004, we issued 50 shares of preferred stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $50,000.
On 1/5/2004, we settled an obligation with a professional organization, for $21,000, which was paid with 21 shares of preferred stock.
On 1/14/2004, we settled an obligation with a ZAP lessors, for $14,400, which was paid with 14 shares of preferred stock.
On 1/22/2004, we issued 50 shares of preferred stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $50,000.
On 1/26/2004, we issued 2 shares of preferred stock to professional contractors in payment for professional services valued at $2,000.
On 1/26/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 2 shares of preferred stock with value of $2,000, in consideration for professional services under the agreement. The shares are fully earned.
On 1/28/2004 the Company issued 467 shares of preferred stock to accredited investors for $467,000.
On 1/28/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 60 shares of preferred stock with value of $60,000 in consideration for professional services under the agreement. The shares are fully earned.
On 3/1/2004, we issued 250 shares of preferred stock to ZAP consultants in payment for professional services valued at $250,000.
On 3/11/2004, we entered into a consulting agreement with a ZAP consultant, whereby we issued 50 shares of preferred stock with value of $50,000 in consideration for professional services under the agreement. The shares are fully earned.
On 3/27/2004, we issued 50 shares of preferred stock to ZAP lawyers in settlement of indebtedness arising from the provision of legal services rendered to the company valued at $50,000.
On 3/31/2004, we issued 2 shares of preferred stock to professional contractors in payment for professional services valued at $2,500.
On 3/31/2004, we purchased assets with value of $6,000 from ZAP suppliers with 6 shares of preferred stock.
On 4/12/2004, we purchased assets with value of $250,000 from ZAP suppliers with 250 shares of preferred stock.
On 4/19/2004, we entered into a consulting agreement with ZAP suppliers, whereby we issued 8,000 shares of preferred stock with value of $8,000,000 in consideration for the License and Distribution Fee to Smart Automobile LLC.
On 4/21/2004, the Company issued 657 shares of preferred stock to accredited investors for $656,500.

ZAP ESOP OPTIONS ISSUED

On 4/12/2004, we issued 50,000 ESOP options to ZAP employees for employment compensation.
On 6/23/2004, we issued 1,650,000 ESOP options to ZAP employees for employment compensation.
On 8/30/2004, we issued 150,000 ESOP options to ZAP employees for employment compensation.
On 11/16/2004, we issued 1,543,956 ESOP options to ZAP officers per their employment agreements. We also issued 200,000 options to employees.

K2 RESTRICTED WARRANTS ISSUED

On 4/12/2004, we issued 50,000 K2 Warrants to ZAP employees for employment compensation.
On 4/21/2004, we issued 1,000,000 K2 Warrants to ZAP consultant for professional services.
On 6/23/2004, we issued 100,000 K2 Warrants to ZAP employees for employment compensation.
On 8/30/2004, we issued 500,208 K2 Warrants to ZAP employees for employment compensation.
On 10/26/2004, we issued 50,000 K2 Warrants to ZAP employees for employment compensation.
On 11/8/2004, we issued 50,000 K2 Warrants to ZAP employees for employment compensation.
On 11/16/2004, we issued 1,543,956 K2 Warrants to ZAP officers per their employment agreement.

C2 WARRANTS ISSUED

On 5/20/2004, the company issued 100,000 C2 Warrants to accredited investors in relation to an investment.

$2.50 WARRANTS ISSUED

On 9/1/2004, we settled an obligation with ZAP suppliers by issuing 30,000 of $2.50 warrants.
On 9/1/2004, the company issued 38,000 of the $2.50 Warrants to accredited investors in relation to an investment.
On 9/4/2004, the company issued 45,625 $2.50 of the Warrants to accredited investors in relation to an investment.
On 9/22/2004, the company issued 150,000 of the $2.50 Warrants to accredited investors in relation to an investment.
On 10/11/2004, the company issued 112,000 of the $2.50 Warrants to accredited investors in relation to an investment.
On 10/26/2004, the company issued 505,000 of the $2.50 Warrants to ZAP suppliers in relation to a purchase agreement.
On 10/26/2004, the company issued 50,000 of the $2.50 Warrants to professional contractors for professional services.
On 10/27/2004, the company issued 30,000 of the $2.50 Warrants to ZAP lessors for rental expense.
On 11/10/2004, the company issued 16,800 of the $2.50 Warrants to accredited investors in relation to an investment.
On 11/12/2004, the company issued 250,000 of the $2.50 Warrants to a ZAP consultant for professional services.
On 12/2/2004, the company issued 10,000 of the $2.50 Warrants to accredited investors in relation to an investment.

B2 WARRANTS ISSUED
On 1/8/2004, the company issued 895,500 B2 Warrants to a ZAP consultant for professional services.
On 1/13/2004, the company issued 54,533 B2 Warrants to accredited investors in relation to an investment.
On 1/23/2004, the company issued 25,000 B2 Warrants to a ZAP consultant for professional services.
On 1/28/2004, the company issued 1,943,000 B2 Warrants to accredited investors in relation to an investment.
On 1/28/2004, the company issued 100,000 B2 Warrants to ZAP suppliers in relation to an inventory purchase.
On 3/24/2004, the company issued 100,000 B2 Warrants to ZAP suppliers in relation to an inventory purchase.
On 3/24/2004, the company issued 650,000 B2 Warrants to a ZAP consultant for professional services.

On 4/8/2004, the company issued 10,000 B2 Warrants to accredited investors in relation to an investment.
On 4/12/2004, the company issued 500,000 B2 Warrants to ZAP suppliers in relation to an asset purchase agreement.
On 4/21/2004, the company issued 1,099,000 B2 Warrants to accredited investors in relation to an investment.
On 4/21/2004, the company issued 2,150,000 B2 Warrants to a ZAP consultant for professional services.
On 5/11/2004, the company issued 50,000 B2 Warrants to a ZAP consultant for professional services.
On 5/20/2004, the company issued 50,000 B2 Warrants to accredited investors in relation to an investment.
On 5/23/2004, the company issued 100,000 B2 Warrants to accredited investors in relation to an investment.
On 11/11/2004, the company issued 150,000 B2 Warrants to a ZAP consultant for professional services.
On 11/16/2004, the company issued 100,000 B2 Warrants to a ZAP consultant for professional services.
On 11/16/2004, the company issued 2,000,000 B2 Warrants to accredited investors in relation to an investment.
On 11/17/2004, the company issued 100,000 B2 Warrants to a ZAP consultant for professional services.

$5.00 WARRANTS ISSUED

On 12/13/2004, the Company issued 272,386 of the $5.00 Warrants to accredited investors in relation to an investment.
On 12/21/2004, the Company issued 476,194 of the $5.00 Warrants to accredited investors in relation to an investment.

$2.50 WARRANTS ISSUED TO FUSION CAPITAL II, LLC

On 12/31/2004, the Company reserved 1,000,000 Fusion $2.50 Warrants for Fusion Capital II, LLC in relation to a settlement agreement. They were issued to Fusion Capital in 02/05.

$3.50 WARRANTS ISSUED TO FUSION CAPITAL II, LLC

On 12/31/2004, the Company reserved 500,000 Fusion $3.50 Warrants for Fusion Capital II, LLC in relation to a settlement agreement. They were issued to Fusion Capital in 02/05.

$4.50 WARRANTS ISSUED TO FUSION CAPITAL II, LLC

On 12/31/2004, the Company reserved 500,000 Fusion $4.50 Warrants for Fusion Capital II, LLC in relation to a settlement agreement. They were issued to Fusion Capital in 02/05.

$5.50 WARRANTS ISSUED TO FUSION CAPITAL II, LLC

On 12/31/2004, the Company reserved 500,000 Fusion $5.50 Warrants for Fusion Capital II, LLC in relation to a settlement agreement. They were issued to Fusion Capital in 02/05

SALES OF UNREGISTERED SECURITIES FOR 2003

During the month of January 2003, on various dates, a total of 3,069,054 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of assets of ZAP Latin America - 30,000 shares; cancellation of a subsidiary's debt - 65,000 shares; outside services - 5,000 shares; and collateral for a working capital loan - 2,941,176 shares. The loan did not fund and the shareholder reported to the Company in December 2003 that the shares had been lost. However, as of March 26, 2004 the transfer agent has not cancelled the shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 27,878 shares of common stock for the conversion of Shareholder warrants. In addition, the Company issued the total of approximately 140,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 50,000 warrants for consulting; 50,000 for the purchase of inventory; 25,000 for building improvements and 15,000 to a shareholder. The Company also issued 49,692 of Restricted C-2 Warrants at $4.00 for inventory purchases and 49,692 of Restricted D-2 Warrants at $8.00 for inventory purchases.

During the month of February 2003 on various dates, a total of 445,984 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 65,405 shares and outside services, consulting and advertising - 57,137 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 300,000 shares of unrestricted stock in return for a note receivable from a shareholder and 23,442 shares of stock for the conversion of Shareholder warrants. In addition, the Company issued a total of approximately 75,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 25,000 warrants for consulting and 50,000 for the purchase of automobiles.

During the month of March 2003 on various dates, a total of 956,836 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of corporate headquarters building - 581,395 shares; purchase of inventory and automobiles - 264,309 shares and outside services and consulting - 432 shares. Pursuant to ZAP's Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 110,700 shares of restricted stock in return for a note receivable from a shareholder. In addition, the Company issued a total of approximately 355,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 300,000 warrants for the purchase of the corporate headquarters building, 30,000 for consulting and 25,000 for building improvements.

During the month of April 2003 on various dates, a total of 673,620 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 98,720 shares; outside services, consulting and advertising - 133,500 shares; and issuance of 41,400 shares for cash. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 400,000 shares of restricted stock in return for a note receivable from a shareholder.

During the month of May 2003 on various dates, a total of 73,818 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: exercise of an employee stock option - 25,000 shares; outside services, consulting and rent - 23,718 shares and issuance of 25,100 shares for cash.

During the month of June 2003 on various dates, a total of 265,828 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 19,227 shares; outside services, consulting and advertising - 11,800 shares and payment of interest for short-term note payable - 30,000 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 200,000 shares of unrestricted stock in return for a note receivable from a shareholder, conversion of shareholder warrants to stock - 4,000 shares and forgiveness of unsecured creditors debt for stock - 801 shares. In addition, the Company issued approximately 5,000 Series B-2 Restricted Warrants at $1.07 for consulting services.

During the month of July 2003 on various dates, a total of 197,752 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 52,676 shares; outside services, consulting and advertising - 143,076 shares and payment for employee bonuses - 2,000 shares. In addition, the Company issued approximately 300,000 Series B-2 Restricted Warrants at $1.07 in exchange for cash.

During the month of August 2003 on various dates, a total of 916,110 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles (electric car fleet in Las Vegas) - 226,418 shares; outside services, consulting and advertising - 59,692 shares and issuance of 230,000 shares in exchange for cash. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 400,000 shares of unrestricted stock in return for a shareholder's notes.

During the month of September 2003 on various dates, a total of 244,119 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: purchase of inventory and automobiles - 36,666 shares; outside services, consulting and advertising - 149,978 shares; payment for employee bonuses - 1,500 shares and payment of rent - 55,975 shares. In addition, the Company issued a total of approximately 24,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 10,000 warrants for consulting and 14,000 for building improvements. The Company also issued 196,000 warrants at $1.50 for the purchase of electric automobiles (electric automobile fleet-Las Vegas).

During the month of October 2003 on various dates, a total of 161,568 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: outside services, consulting and advertising - 89,991 shares; payments of rents - 50,000 shares; and payment of employee bonus
- 650 shares. Pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 20,927 shares of stock for the conversion of Shareholder warrants. In addition, the Company issued a total of approximately 150,000 Series B-2 Restricted Warrants at $1.07 for consulting services.

During the month of November 2003 on various dates, a total of 192,404 shares of stock were issued. Pursuant to an exemption under Section 4 (2) of the Act, the Company issued the following: outside services, consulting and advertising - 24,237 shares and payment for inventory and automobiles - 66,667 shares. Pursuant to ZAP's Confirmed Plan of Reorganization of June 20, 2002 and Section 1145 of the Bankruptcy Code, the Company issued 1,500 shares of stock for the conversion of Shareholder warrants and 100,000 shares of unrestricted stock for a note receivable from a shareholder. In addition, the Company issued 100,000 Series B-2 Restricted Warrants to a cousin of the CEO for consulting services.

During the month of December 2003 on various dates, pursuant to ZAP's Amended and Confirmed Plan of Reorganization of June 20, 2002 the Company issued 312 shares of the Company's preferred stock that is convertible into 338,650 common stock shares, up to 30 days after issuance. No shares of common stock were issued in December 2003. In addition, the Company issued approximately 235,000 Series B-2 Restricted Warrants at $1.07 for the following reasons: 210,000 warrants for consulting and 25,000 for web design services. The Company also issued 300,000 of Restricted K-2 Warrants at $1.00. Both the CEO and Chairman were each issued 150,000 of these warrants.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

     o WHETHER THE ELECTRIC AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
     o OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
     o OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
     o    OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
     o    OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
     o OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
     o    CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
     o OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2004

ZAP signed an exclusive purchase, license and supply agreement with Smart Automobile LLC (SA). The Smart Car has a 3-cylinder turbo gas engine and one of the most fuel efficient vehicles in the world. The agreement also provided ZAP with the exclusive ownership of proprietary technology which enables the recalibration of vehicles computer system to meet U.S. EPA requirements. This technology may be used to Americanize any foreign gas vehicle for distribution in the United States.

ZAP began taking purchase orders in 2004 for the Smart-Car Americanized by ZAP. In March 2005, we announced that purchase orders for the Smart Car Americanized by ZAP have exceeded $200 million. The current backlog orders at March 30, 2005 are in excess of $431 million. ZAP has not agreed to accept all orders for the Smart Cars Americanized by ZAP at this time. ZAP will need the support of a major manufacturer to be able to deliver this volume of cars. The Company is actively seeking this support. The delivery schedule has not yet been determined.

ZAP was very successful in its fund raising activities in 2004 with the resulting cash on hand at December 2004 in excess of $5.3 million.

ZAP expanded its presence in China by establishment of a joint venture company, ZAP (China) Ltd., to leverage China's emerging manufacturing capabilities. The immediate objective is to complete a manufacturing and assembly facility in China.

In August, Voltage Vehicles Corporation, a subsidiary of ZAP, signed a $100 million exclusive agreement with Apollo Energy Corporation to purchase 7,000 Fuel Cell Electric Propulsion Systems through August 6, 2009.

In September 2004, ZAP celebrated its ten year business anniversary.

In October 2004, ZAP signed an exclusive distribution contract with Zibo Enterprises Co. Ltd., to provide advanced battery technology products. The first new product the ZAP Portable Energy (TM) is a lithium battery system designed to extend the running time for various low-powered electronic devices, such as cell phones, digital cameras and handheld computers, beyond traditional disposable and rechargeable batteries.

ZAP also introduced new products in 2004 such as the ZAPPY 3 and a complete line of electric all-terrain vehicles (ATV).

ZAP formed a partnership with Anuvu Incorporated to develop and deliver the first Hybrid Fuel Cell vehicles.

The Company purchased inventory and fixed assets from The Electric Transportation Company, LLC (ETC) with ZAP Preferred Stock and Warrants. ETC has developed and marketed advanced drive trains for electric powered bicycles.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET SALES for the year ended December 31, 2004 were $4.8 million compared to $5.8 million in 2003. RAP's net sales for 2004 were $3.6 million versus $3.7 million in 2003. Net sales for ZAP in 2004 were $1.2 million versus $2.1 million in 2003. The decrease in sales was due to a slow-down in orders for the water seascooters. The Company experienced a model change and supply issues from the manufacturer.

GROSS PROFIT was $1.1 million for the year ended December 31, 2004 compared to $1.3 million for the year ended December 31, 2003. The RAP Group accounted for $782,000 of the gross profit for the year ended December 31, 2004 versus $906,000 in 2003. ZAP's gross profit, excluding the RAP Group, decreased from $388,000 in 2003 to $258,000 in 2004. The change in gross profit was due to a lower volume of sales.

SALES AND MARKETING EXPENSES for the year ended 2004 were $803,000 as compared to $998,000 in 2003. RAP's expenses were $143,000 versus $222,000 in 2003. For
ZAP, the expenses were $660,000 versus $731,000 in 2003. As a percentage of sales, total selling expenses remained constant for both years at approximately 17%. The decrease of $195,000 was due to a decrease in salaries, advertising and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2004 were $18.2 million as compared to $4.7 million in 2003. RAP's portion of the expenses was $0.7 million versus $1.4 million in 2003. For ZAP, the expenses increased from $3 million to $17.5 million. As a percentage of sales, general and administration expenses increased from 81% to 381%. RAP's decrease of $0.7 million was primarily due to lower professional fees that needed to be recorded for potential legal settlements. ZAP's increase of $14.5 million was due to higher consulting, noncash stock-based employee compensation and professional fees and salaries and benefits. In addition, amortization was higher due to Smart Car License and Distribution Fee recorded in 2004.

RESEARCH AND DEVELOPMENT expense was close to zero in 2004 and 2003, as the Company has transitioned from a manufacturing to a sales marketing organization.

LOSS ON DISPOSAL OF FIXED ASSETS was due to the write-off of certain leasehold improvements where the Company has never utilized certain excess rental office space that was renovated by the Company. Also, adjustments were made to various cars in the Las Vegas Rental Fleet that are not operational and are in disrepair. Furthermore, the Company disposed of certain machinery, equipment, computers, and furniture that were no longer being used.

INTEREST EXPENSE increased from $108,000 to $1.1 million. The increase in interest expense reflects a non-cash interest expense of $1 million in 2004 for note discounts from a beneficial conversion feature, and for warrants issued with the notes. The $1 million was charged to expense in 2004, when the notes were converted to common stock.

OTHER INCOME increased from $14,000 in 2003 to $521,000 for the year ended December 31, 2004. The increase was due primarily to a lawsuit settlement, in which the Company recognized the accrued liability as other income.

NET LOSS was $29.4 million for the year ended December 31, 2004 as compared to a loss of $5.5 million for December 31, 2003. The increase was primarily due to higher General and Administration expenses for consulting, stock promotion and interest expense. We also incurred losses due to a stock purchase transaction and revaluation of our stock warrant liability.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $3,783,000 and $625,000 during the years ended December 31, 2004 and 2003, respectively.

Cash used in operations in 2004 was the result of the net loss incurred for the year of $27.8 million, offset by non-cash expenses of $24.8 million and the net change in operating assets and liabilities resulting in a cash decrease of $740,000. The decrease was primarily due to an increase in the advance on Smart car inventory of $1.6 million and an increase in deferred revenue of $685,000.

Investing activities used cash of $1.2 million and $29,000 during the year ended December 31, 2004 and 2003, respectively. In 2004, the Company's investing activities used cash for the acquisition of the Smart Automobile license and acquisition of property and equipment. In 2003, the Company's investing activities used cash for the acquisition of property and equipment.

Financing activities provided cash of $9.8 million and $855,000 during the year ended December 31, 2004 and 2003, respectively.

At December 31, 2004 the Company had cash of $5.4 million as compared to $551,000 at December 31, 2003. The Company's working capital at December 31, 2004 was $1.5 million compared to $687,000 at December 31, 2003. The increase in working capital is primarily due to fund raising activities in 2004.

At December 31, 2004, notes receivable totaled $70,000. This amount reflects $14,000 in notes issued in 2004 in exchange for restricted common shares, and a $56,000 balance on three notes receivable from shareholders issued in 2003. The three notes originally totaled $864,000 and were issued in exchange for shares of restricted and unrestricted common stock. The holder of one of the 2003 notes had not complied with payment terms and the holder of another note had not complied with collateralization terms. As a result, the Company wrote off $697,000 in 2003 and $111,000 in 2004 as uncollectible, leaving a remaining balance of $56,000 at December 31, 2004 from the 2003 notes receivables.

On December 30, 2004, the Company committed to a loan payable in the amount of $1 million from Phi-Nest Fund, L.P. an investment fund. The lender agreed to fund the Company $1 million along with the balance of the loan by December 2005. However, as of March 28, 2005, the $1 million has not been paid as of yet. The note bears interest at 7% with principal and interest due at maturity on December 30, 2009. In order to secure the loan, the Company pledged 2,941,176 of restricted ZAP common stock. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported to the Company as lost in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan.

In January 2005, the Company paid $1,000,000 to Smart Automobile LLC and Thomas Heidemann (President of Smart Auto LLC) in exchange for a note receivable. The note bears interest at 5% per annum, payable in 24 equal monthly installments beginning January 7, 2006. The loan was secured by an interest in certain Smart Cars owned by Smart Auto LLC.

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

ITEM 7.   FINANCIAL STATEMENTS.


                          Index to Financial Statements
                          -----------------------------

Description                                                             Page No.
-----------                                                             --------

Report of Independent Registered Public Accounting Firm....................32

Consolidated Balance Sheets at December 31, 2004 ..........................33

Consolidated Statements of Operations for the
years ended December 31, 2004 and 2003.....................................34

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 2004 and 2003.....................................35

Consolidated Statements of Cash Flows for the
years ended December 31, 2004 and 2003.....................................36

Notes to Consolidated Financial Statements...............................37-59

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders of ZAP

We have audited the accompanying consolidated balance sheet of ZAP as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
-------------------------------------------
San Francisco, California
April 4, 2005

                              ZAP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                      (In thousands, except per share data)

                                     ASSETS
                                     ------
Current assets:
 Cash and cash equivalents                                           $  5,354
 Accounts receivable, net of allowance of $548                            194
 Advance on Smart Car inventory                                         1,566
 Inventories                                                            2,210
 Prepaid non-cash professional fees                                     3,523
 Other prepaid expenses and other current assets                          224
                                                                     --------
  Total current assets                                                 13,071

Property and equipment, net                                             3,752

Other assets:
 Patents and trademarks, net                                              106
 Goodwill                                                                 476
 Smart Automobile license, net                                          9,880
 Prepaid non-cash professional fees, less current portion               2,472
 Deposits and other                                                        68
                                                                     --------
                                                                     $ 29,825
                                                                     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Current portion of long-term debt                                   $    190
 Accounts payable                                                         150
 Accrued liabilities                                                    1,076
 Warrant liability                                                      8,230
 License fee payable                                                      906
 Deferred revenue                                                         975
                                                                     --------
  Total current liabilities                                            11,527

Long-term debt, less current portion                                    2,034
                                                                     --------
Total Liabilities                                                      13,561
                                                                     --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock; 50 million shares authorized; no par value;
 7,500 shares issued and outstanding                                    7,500
 Common stock; 100 million shares authorized; no par value;
 29,524,395 shares issued and outstanding                              63,616
 Common Stock issued as loan collateral                                (3,529)
 Notes receivable from shareholders, net                                  (70)
 Accumulated deficit                                                  (51,253)
                                                                     --------
  Total shareholders' equity                                           16,264
                                                                     --------
                                                                     $ 29,825
                                                                     ========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands; except per share data)


                                                         Year ended December 31
                                                         ----------------------
                                                           2004          2003
                                                         --------      --------

Net sales                                                $  4,772      $  5,828
Cost of goods sold                                          3,679         4,497
                                                         --------      --------
Gross profit                                                1,093         1,331
                                                         --------      --------
Operating expenses:
 Sales and marketing  (non-cash of $420 and
  $213 in 2004 and 2003, respectively)                        803           998
 General and administrative (non-cash of
  $13,121 and $1,425 in 2004 and 2003, respectively)       18,180         4,678
 Research and development                                     --              1
 Loss on disposal of fixed assets                             366           --
 Impairment loss                                              --            375
                                                         --------      --------
Total operating expenses                                   19,349         6,052
                                                         --------      --------
Loss from operations                                      (18,256)       (4,721)
                                                         --------      --------
Other income (expense):
 Interest expense, net (non-cash of $1,000 and
  $18 in 2004 and 2003, respectively)                      (1,129)         (108)
 Other income, net                                            522            14
 Loss on Fusion Capital stock purchase transaction         (5,797)          --
 Loss on revaluation of warrant liability                  (3,045)          --
 Write-off of notes receivable from shareholders             (111)         (697)
                                                         --------      --------
                                                           (9,560)         (791)

Loss before reorganization fees
 and income taxes                                         (27,816)       (5,512)

Reorganization fees                                           (13)          (28)
                                                         --------      --------
Loss before income taxes                                  (27,829)       (5,540)

Provision for income taxes                                     (5)           (2)
                                                         --------      --------
Net loss                                                 $(27,834)     $ (5,542)

Preferred stock deemed dividend resulting from
 beneficial conversion feature                             (1,570)          --
                                                         --------      --------
Net loss attributable to common shareholders             $(29,404)     $ (5,542)
                                                         ========      ========

Net loss per share attributible to common shareholders:
Basic                                                    $  (1.67)     $  (0.49)
Diluted                                                  $  (1.67)     $  (0.49)

Weighted average number of common shares outstanding:
Basic                                                      17,587        11,246
Diluted                                                    17,587        11,246


          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                   Common      Notes
                                            Convertible                                             stock     Receivable
                                          preferred stock          Common stock                    issued       from
                                        --------------------    -------------------- Accumulated   as loan     Share-
                                         Shares      Amount      Shares      Amount    Deficit    collateral   holders      Total
                                        --------    --------    --------    --------   --------    --------    --------    --------
Balance at December 31, 2002                --      $   --         8,990    $ 20,889   $(17,877)   $   --      $   --      $  3,012

Issuance of common stock for:
    Building and improvements                                        581         993                                            993
    Rental car fleet                                                 327         490                                            490
    Inventory, equipment, goods and
      services                                                     1,678       1,811                                          1,811
    Cash                                                             594         671                                            671
    Exercise of warrants and options                                 101         114                                            114
    Notes receivable                                                 892         864                               (167)        697
    Debt converted to common stock                                    65          78                                             78

Fair value of warrants issuance for
  services                                                                       545                                            545

Issuance of preferred stock for:
    Cash                                    0.10          50                                                                     50
    Equipment                               0.01           6                                                                      6
    Consulting and other services           0.20         109                                                                    109

Net loss                                    --          --          --          --       (5,542)       --          --        (5,542)
                                        --------    --------    --------    --------   --------    --------    --------    --------
Balance at December 31, 2003                0.31         165      13,228      26,455    (23,419)       --          (167)      3,034

Issuance of common stock for:
    Building improvements                                            173         231                                            231
    Automobile inventory                                             474         712                                            712
    Other inventory and equipment                                    254         373                                            373
    Consulting and other services                                  1,192       1,866                                          1,866
    Employee compensation                                            256         252                                            252
    Cash                                                           1,145       2,300                                          2,300
    Commitment and signing shares issued
      to Fusion Capital                                              300         612                                            612
    Exercise of warrants and options                               3,617       5,316                                (14)      5,302
    Debt converted to common stock                                 2,000       1,000                                          1,000
    Preferred stock converted to common
      stock                                (2.74)     (2,596)      3,944       2,596                                           --
    Loan collateral                                                2,941       3,529                 (3,529)                   --

Fair value of warrants issuance for
  services for:
    Consulting and other services                                             10,097                                         10,097
    Employee compensation                                                      6,691                                          6,691
    Smart Automobile license                                                     586                                            586

Note receivable write-off                                                                                           111         111

Beneficial conversion feature and warrant
  discount on convertible debt                                                 1,000                                          1,000

Issuance of preferred stock for:
    Cash                                    1.12       1,123                                                                  1,123
    Inventory and equipment                 0.51         510                                                                    510
    Consulting and other services           0.30         298                                                                    298
    Smart Automobile license                8.00       8,000                                                                  8,000

Net loss                                    --          --          --          --      (27,834)       --          --       (27,834)
                                        --------    --------    --------    --------   --------    --------    --------    --------
Balance at December 31, 2004                7.50    $  7,500      29,524    $ 63,616   $(51,253)   $ (3,529)   $    (70)   $ 16,264
                                        ========    ========    ========    ========   ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year ended December 31
                                                                      -------------------------
                                                                        2004             2003
                                                                      --------         --------
Operating activities:
  Net loss                                                            $(27,834)        $ (5,542)
  Items not requiring the current use of cash:
    Depreciation and amortization                                        1,030              370
    Loss on disposal of fixed assets                                       366               85
    Impairment loss                                                       --                375
    Beneficial conversion feature and warrant discount
      on convertible debt                                                1,000             --
    Loss on Fusion Capital stock purchase transaction                    5,797             --
    Loss on revaluation of warrant liability                             3,045             --
    Allowance for doubtful accounts                                       (150)            --
    Write-off of notes receivable from shareholders                        111              697
    Stock-based compensation for consulting and other services           6,598            1,454
    Stock-based employee compensation                                    6,943             --
    Amortization of note discount                                           51               89
    Changes in other items affecting operations:
      Accounts receivable                                                  271               89
      Inventories                                                          483              788
      Advance on Smart car inventory                                    (1,566)            --
      Prepaid expenses                                                     (98)              (1)
      Other assets                                                          40              (87)
      Accounts payable                                                    (387)              40
      Accrued liabilities                                                 (168)             728
      Deferred revenue                                                     685              290
                                                                      --------         --------
      Cash used for operating activities                                (3,783)            (625)
                                                                      --------         --------
Investing activities:
  Acquisition of Smart Automobile license                               (1,000)            --
  Acquisition of property and equipment                                   (169)             (29)
                                                                      --------         --------
      Cash used for investing activities                                (1,169)             (29)
                                                                      --------         --------
Financing activities:
  Issuance of common stock                                               3,423              679
  Exercise of warrants and options                                       5,302              106
  Proceeds from debt                                                     1,030              228
  Payments on long-term debt                                              --               (158)
                                                                      --------         --------
      Cash provided by financing activities                              9,755              855
                                                                      --------         --------

Increase in cash and cash equivalents                                    4,803              201

Cash and cash equivalents at beginning of year                             551              350
                                                                      --------         --------

Cash and cash equivalents at end of year                              $  5,354         $    551
                                                                      ========         ========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP ("The Company" or "ZAP"), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including electric automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company has also established a rental program to rent neighborhood electric cars, primarily through agencies.
The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2004, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry. A summary of significant accounting policies is as follows:

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, RAP Group ("RAP"), Voltage Vehicles ("VV"), ZAP Rentals and ZAP Stores for the years ended December 31, 2004 and 2003. All subsidiaries are 100% owned by ZAP. All significant intercompany transactions and balances have been eliminated.

Revenue recognition
-------------------

The Company records revenues only upon the occurrence of all of the following conditions:

     o The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale)

     o The purchase price has been fixed, based on the terms of the purchase order

     o The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point

     o    The Company deems the collection of the amount invoiced probable

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

Deferred revenue
-----------------

During 2004 and 2003, one of the Company's subsidiaries, VV, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of electric vehicles from ZAP each year. The Company collected $975,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering electric vehicles to these dealerships.

Allowance for doubtful accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2004 and 2003. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash balances with one major financial institution. At times the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories
-----------

Inventories consist primarily of automobiles, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

Property and equipment
----------------------

Property and equipment consists of building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost and is depreciated or amortized using straight-line and accelerated methods over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

     Machinery and equipment                3-10 years
     Computer equipment and software        3-5 years
     Office furniture and equipment         3-7 years
     Vehicles                               5 years
     Leasehold improvements                 10 years or life of lease,
                                            whichever is shorter
     Building and improvements              30 years

Patents and trademarks
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. For each of the years ended December 31, 2004 and 2003, amortization expense was approximately $43,000 and $67,000, respectively.

Smart Automobile LLC license
----------------------------

The Smart Car license has been recorded at cost, and is being amortized using the straight-line method over the ten year term of the Purchase, License and Supply Agreement with Smart Automobile LLC (See Note 2).

Long-lived assets
-----------------

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Goodwill
--------

Goodwill results from the Company's acquisition of the RAP Group Inc. and Voltage Vehicles in 2002.

The Company tests for goodwill impairment annually in December, absent earlier indicators of impairment. The valuation of goodwill is based on the Company's discounted projected cash flows of RAP and VV. The valuation of goodwill related to RAP and VV indicated that the fair value of goodwill at December 31, 2004 exceeded its carrying value. The valuation of goodwill related to RAP and VV indicated that the fair value of goodwill at December 31, 2003 was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of approximately $375,000 in 2003.

            Goodwill consists of the following (in thousands):

                                         December 31,
                                             2004
                                             ----
     RAP                                     $200
     Voltage Vehicles                         276
                                             ----
                                             $476
                                             ====
Advertising
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $377,000 and $552,000 in the years ended December 31, 2004 and 2003, respectively.

Warranty
--------

The Company provides 30 to 90 day warranties on its products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date.

Shipping and handling costs
---------------------------

Shipping and handling costs have been included in cost of goods sold.

Research and development
------------------------

Research and product development costs are expensed as incurred.

Income taxes
------------

The Company accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards and are measured using the currently enacted tax rates and laws. The Company has made no provision for income taxes except for the minimum state tax due in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

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

Risks and uncertainties
-----------------------

The Company relies on Smart Automobile LLC to supply pre-Americanized Smart (R) cars; to convert or Americanize Smart (R) cars for sale in certain states in the United States; and to provide services under warranties and all other maintenance and repair services. If Smart Automobile LLC is unable to supply Americanize or service Smart (R) cars, and the Company is unable to obtain alternative sources of supply for these products and services, the Company might not be able to fill existing backorders and/or to sell more Smart (R) cars.

Fair value of financial instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.

Comprehensive Loss
------------------

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for the periods presented.

Stock-based compensation
-------------------------

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net loss would have increased to the proforma amounts indicated below for the years ended December 31:

                                                       2004        2003
                                                     --------    --------
Net loss attributable to common
shareholders, as reported                            $(29,404)   $ (5,542)

Add: Stock-based employee compensation expense          7,080         --
included in reported net loss, net of related tax effects

Less: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                    (16,790)       (368)
                                                     --------    --------
Pro forma net loss attributable to common
shareholders                                         $(39,114)   $ (5,910)
                                                     ========    ========
Net loss per share attributable to common shareholders:

     As reported                                     $  (1.67)   $  (0.49)
                                                     ========    ========
     Pro forma                                       $  (2.22)   $  (0.53)
                                                     ========    ========

Net loss per share attributable to common shareholders
-------------------------------------------------------

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common shareholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common shareholders were the same for the two years ended December 31, 2004 and 2003. Options, warrants and convertible debt for 51,875,000 shares and 35,790,000 shares were excluded from the computation of loss per share at December 31, 2004 and 2003, respectively, as their effect is anti-dilutive. Common shares issued as collateral for a loan totaling 2.941 million shares have been excluded from the weighted average number of shares outstanding for 2004.

Recent accounting pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment, ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. As a small business issuer, SFAS 123R will become effective for the Company for periods beginning after December 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow, however, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-based Compensation earlier in this Note 1 for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however the Company has not yet quantified such differences.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion NO. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

NOTE 2 - SMART AUTOMOBILE LICENSE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC ("SA"), a California limited liability company, to distribute and manufacture Smart(R) cars. Smart is the brand name for a 3-cyclinder gas turbo engine car manufactured by Daimler Chrysler AG, which can achieve estimated fuel economy of up to 60 miles per gallon. SA is not affiliated with Daimler Chrysler, but is a direct importer.

Under the agreement ZAP will be the exclusive distributor and licensee of the right to manufacture and distribute Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years from SA. Subject to the terms of the agreement, ZAP will pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 smart cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart(R) vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder shall convert 500 shares of preferred stock SA to $500,000 of common stock, and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

The Company recorded the cost of the Smart Automobile license at $10.6 million, based on: 1) the $10 million the Company paid to Smart Automobile LLC as consideration for a Purchase, License and Supply Agreement dated April 19, 2004; and 2) the fair value of five-year warrants issued under the Agreement for the purchase of 505,000 common shares at $2.50 per share and expiring in July 1, 2009. The warrants were valued at $1.16 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 4.5 years; and volatility of 229.43%.

An independent valuation of the fair value of the Smart Automobile license exceeded the $10.6 million recorded cost of the license. The valuation of the license was based on the Company's discounted projected cash flows from projected sales of Smart Cars over the term of the license agreement. Should deliveries of Smart Cars be delayed, or less than anticipated, the Company may need to adjust the recorded cost of the license. The cost of the license is being amortized using the straight-line method over the ten year term of the agreement. License amortization for the year ended December 31, 2004 was $706,000.

NOTE 3 - INVENTORIES

Inventories at December 31, 2004 are summarized as follows (thousands):

     Vehicles                                           $  1,130
     Parts and supplies                                      339
     Finished goods                                          917
                                                        --------
                                                           2,386
     Less - inventory reserve                                176
                                                        --------
                                                        $  2,210
                                                        ========

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

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2004 are as follows (in thousands):

     Balance as of January 1, 2004                      $    377
     Provision for slow moving inventory                     184
     Write-off of slow moving inventory                     (385)
                                                        --------
     Balance as of December 31, 2004                    $    176
                                                        ========



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 are summarized as follows
(thousands):

     Land                                               $    260
     Buildings and improvement                             2,907
     Machinery and equipment                                 188
     Computer equipment and software                         136
     Office furniture and equipment                          117
     Leasehold improvements                                    9
     Rental vehicles                                         109
     Other vehicles                                          651
                                                        --------
                                                           4,377
     Less - accumulated depreciation and amortization        625
                                                        --------
                                                        $  3,752
                                                        ========

The land and building and certain equipment, with a net book value of $2,752,000 at December 31, 2004, are pledged as security for certain indebtedness (see Note
6). Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was approximately $230,000 and $289,000, respectively.

During 2004, Zap wrote off approximately 55 of the rental cars as their condition had deteriorated. The loss on disposal of these cars in 2004 was approximately $225,000.

NOTE 5 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2004 consisted of the following (in thousands):

     Payroll                                            $     26
     Accrued payables                                        187
     Customer deposits                                       427
     Advances                                                100
     Professional fees                                       205
     Insurance premiums                                       47
     Sales and use tax                                        36
     Other expenses                                           48
                                                        --------
                                                        $  1,076
                                                        ========

NOTE 6 - DEBT

The Company has a $2 million convertible note due in March 2025, with annual interest at 2% for the first two years, and thereafter at the prime rate (as defined) plus 2%. No payments are due until April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The Company recorded a discount to the face value of the note of approximately $150,000 and is amortizing the discount over the term of the note using the interest method. The note discount was recorded to reflect the value of the below market interest during the first two years and the value of the warrants (warrants to purchase 250,000 shares of common stock at $1.07 per share) issued to the seller. The warrants were valued at the date of issuance at $.65 per share using the Black Scholes option-pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.00%, the contractual life of 1.25 years and volatility of 160.0%. The note was issued in exchange for the purchase of the Company's new corporate headquarters and is secured by this property. The note has a net balance of $2,058,000 at December 31, 2004 ($2 million note, less the discount of $12,000 plus accrued interest of $70,000).

The Company's debt also consisted of approximately $149,000 in notes payable to unsecured creditors as a result of the confirmed plan of reorganization. These notes bear interest at 5% per annum and have an annual distribution on June 1 of approximately 1/3 the original balance plus accrued interest. This entire amount is included in current portion of long term debt, as these notes are due June 1, 2005.

On December 30, 2004, the Company obtained a $1 million loan commitment from Phi-Nest Fund, L.P., an investment fund. The lender agreed to loan the Company $100,000 and the balance of the loan by December 2005. However, as of March 28, 2005 the $100,000 has not been received. The note bears interest at 7% with principal and interest due at maturity on December 30, 2009. In order to secure the loan, the Company pledged 2,941,176 shares of restricted ZAP common stock (See Note 11).

Scheduled annual maturities for long-term debt for years ending after December 31, 2004 are as follows: $38,784 - 2005; $53,140 - 2006; $56,995 - 2007; $58,587
- 2008; $60,515 - 2009 and $1,807,979 - thereafter.

NOTE 7 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                                                          2004             2003
                                                                                        --------         --------
Computed expected tax expense                                                           $ (9,462)        $ (1,883)
Losses and credits for which no benefits have been recognized                              2,398            1,880
Stock grants and warrants not deductible for income tax purposes                           6,934             --
Meals and entertainment expenses, and officers life insurance not deductible for
  income tax purposes                                                                        133                4
State tax expense, net of federal income tax benefit                                           2                1
                                                                                        --------         --------

                                                                                        $      5         $      2
                                                                                        ========         ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 is presented below:

                                                               2004
                                                               ----
Deferred tax assets:
     Net operating loss carryovers                           $ 8,432
     Fixed assets, due to differences in depreciation           (590)
     Bad debt reserve                                            218
     Notes receivable reserve                                    278
     General business credits                                    132
     Other                                                        13
                                                             -------

Total gross deferred tax assets                                8,483
Valuation allowance                                           (8,483)
                                                             -------

Net deferred tax assets                                      $  --
                                                             =======

The net change in the valuation allowance for the year ended December 2004 was an increase of $2.4 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2004, the Company had federal tax net operating loss carryforwards of approximately $19.0 million, which will expire in the years 2005 through 2024. The Company also has federal research and development credit carryforwards as of December 31, 2004 of approximately $130,000, which will expire in the years 2005 through 2024. State tax net operating loss carryforwards were approximately $6.2 million as of December 31, 2004. The state net operating loss carryforwards will expire in the years 2006 through 2009.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

NOTE 8 - STOCK OPTIONS

During 2002 as part of the confirmed plan of reorganization, ZAP created a new Incentive Stock Option Plan ("2002 Plan").

Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue
Code) or nonstatutory stock options. The numbers of shares available for grant under the 2002 and 1999 Plans are 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2004 and 2003 generally become exercisable as they vest over a three year period, and expire ten years after the date of grant.

Option activity under the 2002 and 1999 plans is as follows (thousands):

                                          2002 Plan              1999 Plan
                                    ---------------------  ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                    Number of   Exercise   Number of   Exercise
                                     Shares      Price      Shares      Price
                                    ---------------------  ---------------------
Outstanding at January 1, 2003        1,908     $  0.32       165      $  1.20
Granted                                 462        0.76       --           --
Exercised                               (25)       0.30       --           --
Canceled                               (855)       0.67        (4)        1.20
                                    ---------------------  ---------------------
Outstanding at December 31, 2003      1,490     $  0.38       161         1.20
Granted                               3,604        1.33       --           --
Exercised                               (35)       0.25       --           --
Canceled                               (175)       0.53        (2)        1.20
                                    --------               --------
Outstanding at December 31, 2004      4,884     $  1.02       159      $  1.20
                                    ========               ========

The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 was $1.27 and $0.50, respectively.

The following information applies to options outstanding at December 31, 2004:

                                                    2002 Plan       1999 Plan
                                                  -------------   -------------
     Range of exercise prices                     $0.25 - $1.32       $1.20
     Weighted average remaining life (years)           9.4              4
     Options exercisable                            1,290,654        159,167
     Weighted average exercise price                  $1.02           $1.20

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                2004                2003
                                          ----------------    ----------------
     Dividends                                  None                None
     Expected volatility                  227.90 - 243.29%          160%
     Risk free interest rate                3.25 - 4.78%           2.75%
     Expected life                            10 years            5 years

At December 31, 2004, the Company has outstanding stock options for employees to purchase 1,570,000 shares and for directors to purchase 3,472,000 shares, at exercise prices ranging from $0.25 to $1.32.


NOTE 9 - MAJOR CUSTOMERS

During 2004 and 2003, no single customer accounted for more than 10% of the Company's net sales, or receivables.


NOTE 10 - COMMITMENT

The Company presently rents its warehouse under an operating lease that expires in 2006. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company leases the location of its car outlet and another warehouse from the Company's CEO (see Note 12). Rent expenses under all leases were approximately $460,000 and $241,000 in 2004 and 2003, respectively.

Future minimum lease payments due under the leases are as follows (thousands):

     Year ending
     December 31
     -----------
        2005                                          $    161
        2006                                                84
                                                      --------
       Total                                          $    245
                                                      ========

NOTE 11 - SHAREHOLDERS' EQUITY

While the Company was in the process of amending and restating its articles of incorporation, the Secretary of State of California noted that the confirmed plan of reorganization of June 20, 2002, did not authorize the Board to designate its preferred shares, so the Board amended the articles through shareholder vote to grant the Board this authority. The record date for this vote was September 30, 2004. The Amended and Restated Articles of Incorporation provide, among other things, for the authorization of the Company to issue 100,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, as well as for the elimination of all prior classes and series of preferred stock. The Board of Directors was further authorized, subject to limitations prescribed by law, to fix the designations, determinations, powers, preference and rights, and the qualifications, limitations or restrictions thereof, of any wholly unissued series of Preferred Stock.

Common stock
------------

2004 ISSUANCES

STOCK ISSUED FOR SERVICES. During 2004, the Company issued grants for 2.349 million shares of its common stock. The stock grants were issued as consideration under agreements for consulting and other services; for building improvements, automobile and other inventory and equipment; and for employee services. For stock issued for inventory and other assets, the Company recorded cost as the intrinsic value of the stock or as the fair value of the assets, whichever was more reliably measurable. For stock issued for consulting and other services and for stock issued as employee compensation, the Company recorded cost as the intrinsic value of the stock at the date of grant. The stock grants resulted in noncash selling and marketing expense and general and administrative expense totaling $1,958,000.

STOCK ISSUED FOR CASH. During 2004, the Company raised $2.3 million in cash through the issuance of 1,145,000 shares of common stock at prices of $.53 to $3.56 per share. In 2004 the Company also issued 3.617 million shares of common stock for $5.316 million, upon exercises of warrants and options.

STOCK ISSUED FOR CONVERSIONS. In 2004 the Company also borrowed $1 million under a 1.45% convertible note. The note was converted at $.50 per share into 2 million shares of common stock. The conversion price was below the common stock market price of $.56 per share at the date the note was issued. The Company also issued the noteholder warrants to purchase 2 million shares of common stock at $1.20 per share. The warrants expire on July 1, 2007. The warrants were valued at $1.29 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.14%; contractual life of 2.75 years; and volatility of 268.10%. The fair value of the warrants exceeded the $1 million face value of the note, and accordingly the value of the warrants was credited to common stock, and the offsetting note discount was limited to the face value of the note. The note discount of $1 million was amortized to interest expense over the term of the note, until the note was converted to common stock. Upon conversion of the note, the balance of the note discount was recorded as interest expense. During 2004, the Company also issued 3.944 million common shares upon the conversion of convertible preferred stock issued in 2003 and 2004 as consideration for cash, inventory, equipment, consulting and other services, and the Smart Automobile license. The preferred stock was convertible into common shares at various conversion prices.

STOCK ISSUED AS COLLATERAL. In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan (see Note 6). The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment.

2003 ISSUANCES

STOCK ISSUED FOR ASSET PURCHASES. During 2003, 581,000 shares (including debt and warrants) were issued to purchase the new corporate headquarters (See Note
4) at $1.30 per share and 327,000 shares (including warrants) were issued to acquire an electric car rental fleet at $1.50 per share. The Company obtained independent appraisals of the value of the land and building and car rental fleet. The appraised values were used to record these asset purchases.

STOCK ISSUED FOR GOODS AND SERVICES. During 2003, the Company also issued approximately 678,000 shares for inventory, 162,000 shares for building improvements and equipment, and 617,000 shares for rent, advertising, interest expense, professional services, consulting services, stock promotion and other services. The price per share for these transactions ranged from $0.50 to $1.50. The stock issuances were recorded based on the intrinsic value of the stock on the date granted.

STOCK ISSUED FOR CASH AND NOTES RECEIVABLE. The Company also issued approximately 1.5 million shares for cash and notes receivable during 2003. The Company issued approximately 600,000 unrestricted shares in exchange for $100,000 cash and note receivable of $492,000 and approximately 300,000 unrestricted shares in exchange for $95,000 in cash and note receivable of $205,000. All of these notes are due and payable and have been fully reserved at December 31, 2003. The Company also issued 111,000 restricted shares for an $111,000 note receivable with interest at 7% and payable in May 2004. This note was also fully reserved at December 31, 2004. The Company also issued 400,000 shares for $100,000 note receivable which was repaid during 2003 with $50,000 in cash and $50,000 in equipment and inventory. The Company also issued 76,000 shares for a $56,000 note receivable to a related party. This note bears interest at 3% and is payable in November 2005.

STOCK ISSUED FOR EXERCISES OF WARRANTS AND OPTIONS. During 2003, the Company also issued approximately 269,000 shares for $426,000 in cash and 101,000 shares for $114,000 from the exercise of warrants and stock options. The Company also issued 65,000 shares to settle debt of approximately $78,000.

STOCK ISSUED AS COLLATERAL. In 2003, the Company issued approximately 2.9 million shares of restricted common stock to be pledged as collateral for a long-term loan that has not funded. The prospective lender has instructed the Company to cancel the shares, and accordingly, the shares have not been reflected as issued or outstanding in the financial statements.

FUSION CAPITAL STOCK PURCHASE AGREEMENT

On July 22, 2004, the Company entered into a $24.5 million stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"). The stock purchase agreement provided for the issuance of up to $24.5 million in common stock over a 40 month period. The purchase prices would be based on market price on the date of sale without any fixed discount. The agreement also provided for the immediate issuance of 300,000 common shares as commitment and signing shares at no cost, and the immediate issuance of five-year warrants for the purchase of
2.5 million shares of common stock at $2.50 to $5.50 per share.

The stock purchase agreement required the Company to file a registration statement by August 20, 2004 for the resale of shares issued or issuable under the stock purchase agreement, and to have the registration agreement declared effective within 120 days. The stock purchase agreement provided for cash liquidated damages if the Company failed to meet the registration deadlines. The warrant agreement provided that Fusion Capital could use a cashless exercise feature if an effective registration was not available.

In July 2004, the Company made an initial issuance under the agreement of 200,000 common shares at $2.50 per share. The Company also issued 300,000 common shares as commitment and signing shares at no cost. The Company did not file the required registration statement by August 20, 2004, Fusion Capital refused to purchase any additional shares, and due to its dispute with Fusion Capital the Company did not issue warrants until February 2005.

The Company and Fusion Capital terminated the stock purchase agreement on February 22, 2005. Under the termination agreement, the Company repurchased the 200,000 common shares from Fusion Capital for the original issuance price of $500,000; and Fusion Capital retained the 300,000 commitment and signing common shares and the five year warrants for the purchase of 2.5 million shares at $2.50 to $5.50 per share. The termination agreement amended the original registration statement filing requirement to provide that the Company would use its best efforts to obtain an effective registration statement by September 1, 2005, and that the warrant holders could use a cashless exercise feature if an effective registration was not available.

The warrants under the stock purchase agreement and the termination agreement are summarized as follows: two warrants for 500,000 shares each, with an exercise price of $2.50 per share; one warrant for 500,000 shares with an exercise price of $3.50 per share; one warrant for 500,000 shares with an exercise price of $4.50 per share; and one warrant for 500,000 shares with an exercise price of $5.50 per share. The $2.50 warrants expire on July 7, 2009. All other warrants expire on July 20, 2009.

The warrants were valued at inception at prices ranging from $2.07 to $2.08 using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.68%; the contractual life of 5.0 years; and volatility of 229.40%. The $5.185 million fair value of the warrants at inception and the $612,000 market value of the commitment and signing shares, based upon market prices of $1.70 to $2.10 per share at issuance, were recorded as deferred offering costs and such costs would have been charged against proceeds from stock issuances under the stock purchase agreement. The Company wrote off the deferred offering costs in 2004 when Fusion Capital refused to purchase any additional stock, and recorded a $5.8 million charge to other expense.

The warrants were revalued at December 31, 2004 at prices ranging from $3.28 to $3.30 per share, with the marked-to-market adjustment of $3.045 million recorded in other expense. The fair value of the warrants at December 31, 2004 was calculated using the Black-Scholes option pricing model with the following assumptions: expected dividend of 0.0%; risk free interest rate of 3.47%; the remaining contractual life of 4.5 years; and volatility of 223.26%. The warrant liability at December 31, 2004 will be transferred to equity in the first quarter of 2005.

Preferred stock
---------------

Prior to amending and restating its articles of incorporation on September 30, 2004, the Company was authorized to issue 50 million shares of preferred stock. In December 2003, the Board of Directors established four classes of preferred stock with 4 separate timelines. The four classes of preferred shares convert to common shares as follows: Class B converts to 2000 shares, Class C converts to 1,500 shares, Class D converts to 1,000 shares and Class F converts to 500 shares. Four time-line definitions were also established. Each time line gives the bearer the right to convert the preferred shares to common a certain number of days after issuance as follows II after 30 days, III after 90 days, IV after 180 days and V after 1 year. Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. The Preferred Stock holders have no voting rights. The liquidation value is its stated value plus accrued and unpaid dividends thereon.

Series SA Preferred stock
-------------------------

The Company has designated 8,000 shares of preferred stock as Series SA Preferred Stock ("SA" preferred stock). On October 25, 2004, the SA preferred stock was issued to Smart Automobile, LLC in exchange for Class D convertible preferred stock. These preferred shares had previously been issued to Smart-Automobile, LLC in April 2004 in connection with an Exclusive Purchase, License and Supply Agreement entered into between the Company and Smart-Automobile, LLC. The SA preferred stock may be converted at the option of the holder into common shares upon deliveries of Smart (R) automobiles to the Company in 2004, 2005 and 2006. For every delivery of 1,000 vehicles that are fully EPA compliant and salable as new cars in the United States, the preferred shareholder may convert 500 SA preferred shares into $500,000 of common stock, based on the market value (as defined) of stock at the conversion date. Not withstanding the foregoing conversion requirements, the preferred shareholder may immediately convert 500 preferred shares into $500,000 of common shares. In October 2004, 500 SA preferred shares were converted into 423,729 common shares.

The preferred shares may not be converted after December 31, 2006. The Company has the right to redeem all or a portion of the outstanding shares of SA preferred stock after March 1, 2008 at a price of $.10 per share. The preferred stock participates with the common shareholders as to any dividends payable on common stock, based on the number of shares into which the SA preferred stock is then convertible. The preferred stock also has liquidation preference, upon liquidation, dissolution or winding up of the Company or disposition of substantially all of the assets of the Company ("liquidation event"). The liquidation preference is calculated as if each 100 shares of SA preferred stock had been converted into 1 share of common stock immediately prior to the liquidation event. The preferred shareholders are not entitled to vote on any matters, unless otherwise required by law.

Other Convertible Preferred Stock

During 2003 and 2004, the Company issued convertible preferred shares with conversion dates ranging from 30 days to 1 year. The preferred shares were converted into common shares in 2004. The convertible preferred issuances were primarily in consideration for cash, automobiles, legal fees, and consulting services. For stock issued for inventory and equipment, the Company recorded cost as the intrinsic value of the common stock into which the preferred stock was convertible or as the fair value of the assets, whichever was more reliably measurable. For preferred stock issued for consulting and other services, the Company recorded cost as the intrinsic value of the common stock into which the preferred was convertible. The preferred stock issuances resulted in non-cash general and administrative expenses totaling $298,000 in 2004 and $109,000 in 2003.

The preferred shares issued for cash generally included warrants to purchase common shares. The proceeds from the issuance of the preferred shares with warrants were allocated between the preferred stock and warrants, based on their relative fair values. This resulted in a beneficial conversion feature for certain of the preferred shares. The intrinsic value of the beneficial conversion feature was calculated at the date of issuance as the difference between the conversion price of the preferred stock and the fair value of the Company's common stock into which the preferred was convertible, multiplied by the number of common shares into which the preferred was convertible. The beneficial feature totaling $1.57 million was reported in 2004 as a preferred stock deemed dividend in the statement of operations.

Warrants
--------

The Company is authorized to issue 10 million shares each of Series A, B, C, D and K Unrestricted Warrants. Series A warrants give the holder the right, for a period of 1,095 days from the issuance, to purchase ZAP's common stock at an exercise price of $1.05 for the life of the warrant. On November 8, 2004, the Board of Directors of ZAP extended the expiration dates and exercise prices of the following Company warrants:

1) Series B and B-2 Warrants were extended from December 31, 2004 to July 1, 2007 with an exercise price of $1.20.
2) Series C and C-2 Warrants were extended from July 1, 2005 to July 1, 2007 with an exercise price of $5.00 However, the Board of Directors did approve a temporary reduction in the exercise price from $5.00 to $3.25 until January 2, 2005.
3) Series D and D-2 Warrants were extended from July 1, 2005 to July 1, 2007 with an exercise price of $8.00.
4) Series K and K-2 Warrants were extended from July 1, 2005 to July 1, 2007 with an exercise price of $1.00.

The Board of Directors has also established the following restricted classes of warrants: Series $2.50, Series $3.50, Series $4.50, Series $5.00, and Series $5.50, with various expiration periods.

The Board of Directors of ZAP has the right to (i) decrease the exercise price of the warrants, (ii) increase the life of the warrants in which event the exercise price may be increased, or (iii) make such other changes as the Board of Directors of ZAP deems necessary and appropriate under the circumstances provided the changes contemplated do not violate any statutory or common law.

Shares acquired through exercises of warrants for all Series other than Series A, B, C, D and K are restricted as to sale. However, the warrants may be assigned, sold, or transferred by the holder without restriction.

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

Total warrants outstanding at December 31, 2004 are summarized as follows (in thousands):

                                        Number of         Exercise         Expiration
                                         Warrants           Price             Dates
                                         --------           -----             -----
Series A-Unrestricted                          1          $ 1.05            7-1-05
Series A-2-Restricted                        841            1.05            10-9-05 - 5/2/06(1)
Series B-Unrestricted                      4,050            1.20            7-1-07
Series B-2-Restricted                     11,568            1.20            7-1-07
Series C-Unrestricted                      6,897            5.00(2)         7-1-07
Series C-2-Restricted                      1,551            5.00(2)         7-1-07
Series D-Unrestricted                      7,438            8.00            7-1-07
Series D-2-Restricted                      1,351            8.00            7-1-07
Series K-Unrestricted                      4,190            1.00            7-1-07
Series K-2-Restricted                      3,594            1.00            7-1-07
$2.50 Warrants Restricted                  2,110            2.50            7-7-09
$3.50 Warrants Restricted                    500            3.50            7-20-09
$4.50 Warrants Restricted                    500            4.50            7-20-09
$5.00 Warrants Restricted                    749            5.00            12-10-07
$5.50 Warrants Restricted                    500            5.50            7-20-09
                                        --------
                                          45,840
                                        ========

(1) Exercisable for 3 year period from date of issuance.
(2) The exercise price was temporarily reduced to $3.25 on December 2, 2004, and then reverted to $5.00 on January 2, 2005.

Replacement warrants
---------------------

On July 1, 2004, the B and B-2 warrants and C and C-2 warrants expired, and replacement warrants were issued. The Company issued replacement B and B-2 warrants to purchase 15,199,373 common shares at $1.26 per share, and replacement C and C-2 warrants to purchase 8,988,743 common shares at $5.00 per share. These replacement warrants are nonforfeitable and vested immediately, and expire on January 1, 2005. The Company recorded compensation expense totaling $2.5 million for replacement warrants held by current employees based on the intrinsic value of the warrants. The Company also recorded prepaid professional fees of $5.1 million for replacement warrants held by consultants currently providing consulting services to the Company. The prepaid fees are being charged to expense over the terms of the related consulting agreements. The consulting expense was calculated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 1.64%; contractual life of 6 months; and volatility of 163.4%. For warrants issued to investors and to consultants no longer providing consulting services to the Company, there was no accounting consequence resulting from the replacements.

Modified warrants
------------------

On November 8, 2004, the Company repriced the B and B-2 warrants; and extended the terms of the B and B-2 and the C and C-2 warrants. The exercise price of the B and B-2 warrants was reduced from $1.26 per share to $1.20 per share, and the expiration dates of the B and B-2 and the C and C-2 warrants were extended from January 1, 2005 to July 1, 2007. On December 2, 2004, the C and C-2 warrants were temporarily repriced from $5.00 per share to $3.25 per share for 30 days. As result of the repricing of the B and B-2 and C and C-2 warrants, the warrants held by current employees are accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at December 31, 2004 was used to calculate compensation expense for the year, and resulted in an additional compensation charge of $2.9 million. The fair value of warrants held by consultants currently providing services to the Company was calculated at November 8, 2004, and resulted in an adjustment of $2.2 million to prepaid professional fees. The prepaid professional fees are being charged to expense over the terms of the related consulting agreements. The fair value of the consultant warrants at November 8, 2004 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 2.7 years; and volatility of 228.9%. For warrants held by investors and by consultants no longer providing services, there was no accounting consequence resulting from the repricing and term modifications.

On November 8, 2004, the Company also extended terms of certain D and D-2 warrants and K and K-2 warrants, from July 1, 2005 to July 1, 2007. The Company recorded compensation expense of $749,000 for warrants held by current employees based on the intrinsic value of the warrants. The Company also recorded prepaid professional fees of $470,000 for warrants held by consultants currently providing consulting services to the Company. The prepaid professional fees are being charged to expense over the terms of the related consulting agreements. The consulting expense was calculated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 2.7 years; and volatility of 228.9%. For warrants issued to investors and to consultants no longer providing consulting services, there was no accounting consequence resulting from the term modifications.

Warrants issued in 2004
------------------------

During 2004, the Company issued warrants for common stock in connection with issuances of common and preferred stock for cash and for automobiles and other assets. The Company also issued warrants in connection with convertible debt issuances, the acquisition of the Smart Automobile license, and the Fusion Capital stock purchase. The Company also issued warrants to employees for 2,244,164 shares of common stock as compensation; and warrants to vendors and consultants for 5,420,500 shares of common stock for legal, financial, business advisory, and promotional and other services. The warrants to vendors and consultants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following assumptions:

                                             Low                     High
                                            ------                  ------
Exercise price per share                    $1.07                    $5.50
Market price                                $0.56                    $4.00
Assumptions:
            Expected dividend yield          0.0%                     0.0%
            Risk free rate of return         1.64%                    3.08%
            Volatility                     163.4%                   228.9%
            Fair market value               $0.15                    $2.08

Pursuant to APB No. 25, FAS 123, and EITF Nos. 96-18 and 00-18 relating to accounting for stock-based compensation, the Company recognized noncash general and administrative expenses in the amount of $1.8 million attributable to warrants issued to employees and consultants at the date of grant during 2004.

Warrants issued in 2003
------------------------

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

Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $545,000 attributable to the warrants issued to consultants at the date of grant during 2003.

Stock-based non-cash expenses are summarized as follows:

                                                    Year ended December 31,
                                               --------------------------------
                                                   2004                2003
                                               ------------        ------------
Consulting and other services:
      Stock grants                             $  2,004,000        $  1,093,000
      Warrants                                    1,295,000             545,000
      Replacement warrants                        3,123,000                --
      Modified warrants                             176,000                --
                                               ------------        ------------
                                                  6,598,000           1,638,000
                                               ------------        ------------
Employees:
      Stock grants                                  252,000                --
      Warrants                                      503,000                --
      Replacement warrants                        2,505,000                --
      Modified warrants                           3,683,000                --
                                               ------------        ------------
                                                  6,943,000                --
                                               ------------        ------------

                                               $ 13,541,000        $  1,638,000
                                               ============        ============

NOTE 12 - RELATED PARTY

Rental agreements
-----------------

The Company leases office space, land and warehouse space from its CEO and major shareholder (See Note 10). These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $126,000 and $80,000 for the year ended December 31, 2004 and 2003, respectively.

Consulting services and other services
--------------------------------------

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services to be rendered over a year. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In November 2004, the term of the agreement was extended until April 2007. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP.

NOTE 13 - LITIGATION

From time to time, the Company may become in the future subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plantiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The arbitration award is due no later than May 9, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

On May 20, 2003 the RAP Group, Inc, a wholly owned subsidiary of ZAP was named as a defendant in a lawsuit filed in the Superior Court of California by Fireside Thrift Co. The suit alleges breach of contract and misrepresentation with respect to the Dealer Agreement. The plaintiff was seeking damages in the amount of $ 546,108 plus interest. This action was resolved without a material affect to the Company.

The Company, during the first quarter of 2002, became aware that the California Department of Motor Vehicles (DMV)-Investigations Division is conducting an inquiry into the activities of certain employees of the RAP Group. If any adverse findings did result, the Auto Dealer's License for the RAP Group could be jeopardized, since RAP is currently on probation by the California Department of Motor Vehicles for a period of two years ending June 12, 2004. The probationary action was primarily due to the RAP Group's untimely transfers of pink slips for sales of vehicles and lack of compliance with Motor Vehicle Pollution Control guidelines on certain automobile sales. As part of ZAP's original business plan, management is considering converting, depending upon the sales volume, the dealership into a wholesale distributor for its electric cars. The RAP Group has had no additional inquiries from the DMV since 2002.

There was an action pending against ZAP in the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division, entitled Esquire Trade and Finance, Ltd., and Celeste Trust Reg. v. ZAP, Adversary Proceeding Number 03-1187. This was an action brought by the Plaintiffs against ZAP for declaratory relief in which they asked the court to issue a declaratory judgment that ZAP's purported redemption of the Plaintiff's Class A Warrants in February of 2003 is ineffectual. The Plaintiffs also ask that the court order ZAP to issue written certificates for each share of stock and each Warrant to be given to the Plaintiffs pursuant to ZAP's confirmed Chapter 11 Plan of Reorganization. This action was resolved without a material affect to the Company.

NOTE 14 - SEGMENT REPORTING

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


                               Electric   Car        Car       Rental
                               products  outlet   dealerships  outlets   Total
                               --------  -------  -----------  -------  -------
Year ended December 31,2004:
  Net sales                     $   894   $3,555     $  101     $  222   $4,772
  Gross profit (loss)               258      782       (208)       160    1,093
  Depreciation, amortization
    and impairment                  399       50          6         33      488
  Net income (loss)             (27,357)     397       (439)      (435) (27,834)
  Total assets                   25,901    1,271      2,408        245   29,825

Year ended December 31,2003:
  Net sales                     $ 1,954   $3,777     $  --      $   97   $5,828
  Gross profit                      388      906        (56)        93    1,331
  Depreciation, amortization
    and impairment                  281       50          6         33      370
  Net income (loss)              (4,267)  (1,025)      (142)      (108)  (5,542)
  Total assets                    4,607    1,343        560        644    7,154

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

                                                                         Year ended December 31
                                                                       -------------------------
                                                                         2004             2003
                                                                       --------         --------
Cash paid during the year for:
      Income taxes                                                     $      2         $      2
      Interest                                                             --                  1

Non-cash investing and financing activities:

Common and preferred stock and warrants and debt issuances for:
      Smart Automobile license                                            9,586             --
      Inventory                                                           1,265              617
      Prepaid professional fees                                           5,995              303
      Property and equipment                                                561            3,516
      Debt converted to common stock                                      1,000             --
      Notes receivable from shareholders                                     14            1,109
      License fee payable                                                (1,000)            --
      Debt                                                                 --             (1,808)
      Common stock as loan collateral                                     3,529             --
      Conversion of preferred to common stock                             2,596             --
      Common stock and warrants                                         (15,036)          (3,731)
      Preferred stock                                                    (8,510)              (6)

NOTE 16-SUBSEQUENT EVENTS

In January 2005, the Company paid $1,000,000 to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note at 5% interest is payable in 24 equal monthly installments beginning January 7, 2006 and last payment on January 7, 2008. The loan was secured by an interest in certain Smart Cars owned by Smart Automobile, LLC.

On February 22, 2005, the Company terminated its stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"). Under the termination agreement, the Company repurchased the 200,000 common shares from Fusion Capital for the original issuance price of $500,000. Fusion Capital retained the commitment and signing shares that were issued, and the warrants to purchase up to 2.5 million shares of common stock (see Note 11).

Under a purchase agreement dated February 16, 2005, ZAP issued 600,000 shares of the Company's common stock and three warrants for 900,000 shares of common stock to Lazarus Investment Partners LLP ("Lazarus") on February 17, 2005, for an aggregate purchase price of $1,260,000. Each of the three warrants is exercisable for five years, and will be exercisable for 300,000 shares of common stock at the initial exercise prices of $2.50, $3.25, and $4.00 per share. The stock purchase agreement contains antidilution provisions under which the Company is obligated to issue additional common shares for no additional consideration if within six months the Company completes certain subsequent financings at less than $2.10 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There were no changes or disagreements with our Accountants during the last two fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures . Securities and Exchange Commission, or SEC, rules define the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our independent auditors, for the reasons noted below, the auditors concluded that, as of December 31, 2004 , our disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company filed with the Form 10KSB with Securities Exchange Act of 1934 could be recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms without their help to record certain very complex transactions.

In the course of conducting its audit of our financial statements for our year ended December 31, 2004, our registered independent public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP ("OUM"), determined that we were unable to properly account for several very complex financing transactions with our own in house resources and we were not timely in seeking another independent auditors assistance to help. We made best efforts but were unable to complete our analysis. We have a very small accounting staff of two people with limited resources and these transactions were not usual to the Company's normal business and we needed help. Our auditors informed us that they do not feel that it is appropriate for them to assist us in calculating accounting transactions. Not even to very small businesses. We needed their expertise and help in calculating and presenting the required proper financial disclosure for the recording of the Fusion Transaction and repricing of certain other warrant transactions. We were however, closely involved with their calculations and agreed with their findings. These transactions did result in material adjustments that needed to be made to our pre-audited financial statements. The auditors have informed us that they consider that their providence of additional assistance as a material weakness in our internal control over financial reporting. They have indicated that they are not allowed to provide this level of support for future transactions. We have been and continue to be engaged in efforts to improve our disclosure controls and procedures and we expect that these efforts will, over time, positively address the weakness noted by our independent auditors. We intend to engage an additional accounting firm to assist us in analyzing accounting transactions.

(b) Changes in Internal Control Over Financial Reporting.
    -----------------------------------------------------

There were no significant changes to our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTITY

          The following table identifies our current executive officers and directors and their respective offices held:

                NAME               AGE                 POSITION
                ----               ---                 --------
          Steven M. Schneider       44      Chief Executive Officer and Director
          Gary Starr                49      Chairman of the Board of Directors
          William R. Hartman        57      Chief Financial Officer
          Renay Cude                28      Secretary and Director
          Louis Auletta             54      Director
          Guy Fieri                 37      Director


BUSINESS EXPERIENCE

          All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. Directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, except for Steven Schneider, Gary Starr and Renay Cude, our Chief Executive Officer, Chairman and Secretary, respectively, who are currently employed under employment agreements. Our Bylaws set the authorized number of directors at not less than one nor more than nine, with the actual number fixed by our board of directors. Our Bylaws authorized the Board of Directors to designate from among its members one or more committees and alternate members thereof, as they deem desirable, each consisting of one or more members, with such powers and authority (to the extent permitted by law and these Bylaws) as may be provided in such resolution. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

          The following is a brief description of the business experience of our executive officers, director and significant employees.

          STEVEN M. SCHNEIDER, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Schneider has been director and Chief Executive Officer of ZAP since October 26, 2002. Mr. Schneider's automotive career spans more than 17 years in varying roles including that of business owner, partner, sales representative, business manager, creditor, and adjustor. He has received extensive education and training in sales and marketing, banking, insurance, and automotive training. In 2001, Mr. Schneider founded Voltage Vehicles, a full-service fuel vehicle distributor specializing in the full spectrum of electric vehicles and full-performance alternative fuel vehicles including automobiles, motorcycles, bicycles, scooters, hovercraft, neighborhood electric vehicles, commercial vehicles and accessories. He also founded Auto Distributors, Inc., which is the promotion and distribution division of Voltage Vehicles. In 1996, Mr. Schneider founded the RAP Group, an automotive liquidator and reseller. Both Voltage Vehicles and the Rap Group were acquired by ZAP in 2002. He presently serves on the Advisory Board of Directors to Apollo Energy Systems, Inc. He is active in legislative issues regarding alternative fuel vehicles. Mr. Schneider recently lobbied at the nation's capital on behalf of the Clear Act (S.760/H.R. 1864:
"Clean Efficient Automobiles Resulting From Advanced Car Technologies"). He also supported Representative Sherwood Boehlert's (R-NY) efforts to introduce new legislation called the "Alternative Fueled Acceleration Act of 2001" along with actively supporting numerous other related state and Federal initiatives. He is an active member on the electrical low speed vehicle subcommittee in Washington D.C.

          GARY STARR, CHAIRMAN OF THE BOARD. Gary Starr co-founded ZAP in 1994 and has been a director since the company's inception and served as Chief Executive Officer from 2000 to 2002. He became chairman of the board of directors in October 2002. He has been building, designing, and driving electric cars for more than 25 years. In addition to overseeing the marketing of more than 85,000 electric vehicles, Mr. Starr has invented several solar electric products, electric vehicles and conservation devices. Mr. Starr founded US Electricar's electric vehicle operation in 1983. In 1993, Mr. Starr earned a Private Industry Council Recognition Award for creating job opportunities in the electric vehicle industry and was named as one of the ten most influential electric car authorities by Automotive News. He has also received recognition for his contributions toward clean air from the American Lung Association of San Francisco, CALSTART and United States Senator Barbara Boxer. Mr. Starr has several publications: "Electric Cars: Your Guide to Clean Motoring, The Shocking Truth of Electric Cars," and "The True Cost of Oil." In addition, he has appeared on more than 300 radio and television talk and news shows (including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, the CBS Evening News and the McNeil Lehrer News Hour) as a recognized authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

          WILLIAM R. HARTMAN, CHIEF FINANCIAL OFFICER. Mr. Hartman was appointed Chief Financial Officer in March 2001. He had been engaged with us as a financial consultant at our company since January 2001. He has over 15 years of chief financial officer or controller experience in various industries. Prior to his engagement at ZAP, Mr. Hartman provided financial and accounting consulting services to various internet start up companies in the San Francisco Bay area from 1999 to 2001. He has extensive experience in the consumer products manufacturing and distribution industry. He also had previous public accounting experience as an audit manager with Price Waterhouse Coopers in San Francisco. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York.

          RENAY CUDE, CORPORATE SECRETARY AND DIRECTOR. Ms. Cude was appointed Corporate Secretary in August 2002, and a director of the Company since October 26, 2002. Ms. Cude is the president of Voltage Vehicles where she works closely with corporate counsel in obtaining all the required licensing in the 50 states for the proper distribution of advanced technology vehicles. Ms. Cude works closely with our securities counsel to maintain corporate governance and records. Ms. Cude is also the president of ZAP manufacturing and ZAP Rentals. Prior to joining ZAP, from 1997 to 2002, Ms. Cude was working as a legal secretary for various law firms. Ms. Cude has over five years experience working in the bankruptcy field where she helped companies through the reorganization process. Ms. Cude holds an Associates Degree in General Education from Santa Rosa Junior College.

          LOUIS AULETTA, DIRECTOR. Mr. Auletta became a director of the Company in 2002. Mr. Auletta has been an independent real estate investor for the past 5 years, and currently continues to do so. An avid environmentalist all his life, he has also served as the executive director of the Earth Options Institute. Mr. Auletta holds a Bachelors degree in Business from Wagner College, New York.

          GUY R. FIERI, DIRECTOR. Mr. Fieri has been a director since July 25, 2004. Mr. Fieri is an entrepreneur and restaurateur. Since 1999, Mr. Fieri has founded and operated three restaurants in the North Bay area of San Francisco. Prior to then, he held various management positions in large food development companies. Mr. Fieri has been a three term President of the Restaurant Association of the Redwood Empire and currently serves on the Board of Directors for the Educational Foundation of the California Restaurant Association. Mr. Fieri has a Bachelor's degree from the University of Nevada.

FAMILY RELATIONSHIPS

          There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except for the ZAP Bankruptcy Reorganization on March 1, 2002 (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

BOARD COMMITTEES

          AUDIT COMMITTEE. No individual on our Board of Directors possesses the requisite public company accounting background or experience to be considered an "audit committee financial expert" as that term is defined by the under Regulation S-B promulgated under the Securities Act of 1933, as amended. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are generally straightforward. Responsibility for our operations is centralized within management, which is comprised of five people. We rely on the assistance of others, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.

          COMPENSATION COMMITTEE. We do not currently have a compensation committee. Our entire board of Directors performs the functions of a compensation committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the Securities and Exchange Commission. Such executive officers, directors and persons who own more than 10% of our common stock are required by SEC rules to furnish the Company with copies of all such forms that they have filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation, that no other reports were required, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except that Gary Starr and Steve Schneider filed Form 5 late.

CODE OF ETHICS

          On March 25, 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is maintained on our Web site www.zapworld.com.com/about/codeofethics.asp.


ITEM 10.  EXECUTIVE COMPENSATION.

          The following table shows the compensation paid over the past three fiscal years with respect to our "named executive officers" as that term is defined by the under the Securities and Exchange Act of 1934.

                            ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                        -------------------------   -----------------------------------------------------------------
                                                              AWARDS                          PAYOUTS
                                                    -------------------------   -------------------------------------
                                                                                SECURITIES
                                                                   RESTRICTED   UNDERLYING
NAME AND PRINCIPAL                                  OTHER ANNUAL      STOCK      OPTIONS/      LTIP       ALL OTHER
    POSITION            YEAR   SALARY (1)   BONUS   COMPENSATION     AWARD(S)    SARS (#)     PAYOUTS    COMPENSATION
--------------------    ----   ----------   -----   ------------   ----------   ----------   ---------   ------------
Steven M. Schneider,    2004      108,300     --         --           28,750     1,014,000       --         514,652(2)
  CHIEF EXECUTIVE       2003       74,100     --         --             --                       --         150,000(2)
  OFFICER               2002       31,300     --         --             --         200,000       --           3,000


Gary Starr,             2004      108,300     --         --           28,750     1,014,000       --         514,652(2)
  CHAIRMAN OF THE       2003       74,100     --         --             --           --          --         150,000(2)
  BOARD OF DIRECTORS    2002       61,600     --         --             --         200,000       --              --

--------------------
(1) The remuneration does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 and 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.
(2) The restricted warrant awards represent K-2 Restricted Warrants, each one of which may be exchanged for one share of common stock at an exercise price of $1.00. The warrants expire on July 01, 2007.

OPTION AND STOCK APPRECIATION RIGHTS GRANT TABLE

          The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights ("SARs") relating to our common shares:

                                               PERCENT OF TOTAL
                              COMMON SHARES      OPTIONS/SARS
                               UNDERLYING         GRANTED TO
                              OPTIONS/SARS       EMPLOYEES IN      EXERCISE OR    EXPIRATION
 NAMED EXECUTIVE OFFICER       GRANTED (#)        FISCAL YEAR       BASE PRICE       DATE
--------------------------    -------------    ----------------    -----------    ----------
Steven M. Schneider,             500,000              14%              $1.26       06/23/14
   CHIEF EXECUTIVE OFFICER       514,652              15%              $1.32       11/16/14

Gary Starr,                      500,000              14%              $1.26       06/23/04
   CHAIRMAN OF THE BOARD         514,652              15%              $1.32       11/16/04
   OF DIRECTORS


AGGREGATED OPTION/ STOCK APPRECIATION RIGHTS EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

          The following table sets forth the number of common stock options held by Named Executive Officers during fiscal year ended December 31, 2004 and the fiscal year-end value of all unexercised stock options held by such persons. The value of unexercised, in-the-money options, is determined by multiplying the number of shares issuable upon exercise of the option by the applicable stock price less the exercise price of the option.

                                                            NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                               OPTIONS/SARS             OPTIONS/SARS
                           SHARES ACQUIRED      VALUE          (EXERCISABLE/           (EXERCISABLE/
NAMED EXECUTIVE OFFICER      ON EXERCISE       REALIZED        UNEXERCISABLE)         UNEXERCISABLE) (1)
-----------------------    ---------------    ----------    --------------------    ---------------------
Steven Schneider              1,214,000       $2,643,000      292,000/922,000        $774,000/$1,869,000
Gary Starr                    1,331,000       $2,894,000      409,000/922,000       $1,025,000/$1,869,000

(1) Based on the closing price of $3.35 for the shares of Common Stock of the company traded on the OTC Bulletin Board as of December 31, 2004.


LONG-TERM INCENTIVE PLAN AWARDS TABLE

          We do not have any Long-Term Incentive Plans.

COMPENSATION OF DIRECTORS

          We currently have two outside directors. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. In addition, our current compensation policy for our directors is to compensate them through options to purchase common stock as consideration for their joining our board of directors and/or providing continued services as a director. There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director. In November, 2004, the Company issued 25,000 shares to each Director as a holiday gift. As of December 31, 2004, the Company had issued to the two directors options to purchase up to 125,000 shares of common stock with an exercise price range of $.96 to $1.45 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

          The following is a summary of our employment agreements with Steven M. Schneider, our Chief Executive Officer and Gary Starr, our Chairman of the Board of Directors, both of which will expire on October 1, 2008. Schneider and Starr's employment agreements are substantially similar, except for the scope of their respective duties thereunder. The following is a summary of both of the executives' employment agreements with the Company.

          The term of the employment agreement commenced on October 1, 2003 and continues for a period of five (5) years. The employment term will be automatically renewed for succeeding terms of five (5) years, unless either the executive or the Company gives notice to the other at least sixty (60) days prior to the expiration of any term of the intention not to renew.

          Each executive is initially entitled to annual salary, benefits and options equal to the highest paid employee (excluding commissions), with a minimum of $75,000 per year, which shall be increased by 10% for each $100,000 in profits, adjusted on a quarterly basis. If the executive becomes permanently disabled so that he is unable to perform his duties prescribed, the Company will pay executive 50% of their annual salary for two years following such disability.

          In the absence of willful misconduct or illegality, the Company will indemnify executive for all losses sustained in direct consequence of the discharge of his duties in good faith on the Company's behalf.

          Each executive is entitled to a reimbursement of all reasonable business expenses, and other business expenses, such as travel, and gifts, provided that such expenses do not exceed $10,000 in any one month without the specific approval of our Board of Directors. Each executive is entitled to use of one of the Company's cars, or an automobile allowance of $5,000 per year if he uses his own automobile, and be reimbursed for gas and maintenance.

           The Company may, at its sole discretion, terminate or reclassify executive with or without "cause", as that term is defined in the agreement. If the Company terminates or reclassifies executive without cause, it shall retain executive as an employee or a consultant for a term of at least 5 years for an aggregate salary of $500,000, payable in equal bi-monthly installments, or at the Company's sole option, a lump sum of $300,000.

          The employment agreement also contains provisions relating to executive's obligation to maintain the confidentiality of the Company's confidential information and trade secrets and prohibits executive from competing with, or soliciting the trade or business of the Company during the employment term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

          The following table presents information with respect to beneficial ownership of our common stock as of March 25, 2005, by: (i) each person or entity known to us to own beneficially more than 5% of any class of our securities; (ii) each of our directors; (iii) each of our Named Executive Officers (defined as our Chief Executive Officer, Chairman of the Board of Directors, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company); and (iv) all Named Executive Officers and directors as a group.

          The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person or entity is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

                                                                                        CLASS OF STOCK
                                                                       ------------------------------------------------
                                                                            COMMON STOCK             PREFERRED STOCK
                                                                       ---------------------      ---------------------
                                NAME                                     AMOUNT        %            AMOUNT        %
-------------------------------------------------------------------    ----------  ---------      ----------  ---------
DIRECTORS AND OFFICERS:
-----------------------
Steven M. Schneider, CHIEF EXECUTIVE OFFICER AND DIRECTOR (1)          15,240,900        36%              --         --

Gary Starr, CHAIRMAN OF THE BOARD (2)                                   5,969,300        17%              --         --

William R. Hartman, CHIEF FINANCIAL OFFICER                               313,200          *              --         --

Renay Cude, DIRECTOR AND SECRETARY                                        959,600          *              --         --

Louis Auletta, DIRECTOR                                                    44,500          *              --         --

Guy Fieri, DIRECTOR                                                        60,100          *              --         --

All Officers and Directors as a group (6 persons)                      25,587,600        54%              --         --


AFFILIATES AND OTHER HOLDERS 5% SHAREHOLDERS OF ANY CLASS OF STOCK:
-------------------------------------------------------------------
Daka Development Ltd. (3)                                               5,272,500        15%

Fusion Capital Fund II, LLC (4)                                         2,500,000         8%              --         --

Jeffrey G. Banks (5)                                                    5,000,000        15%              --         --

Sunshine 511 Holdings (6)                                               3,000,000         9%

Ridgewood ZAP LLC (7)                                                   2,559,600         8%              --         --

Phi-Nest Fund, LP (8)                                                   2,941,200        10%              --         --

Smart Automobile LLC (9)(10)                                              505,000         1%           7,500       100%

                                    Total                              21,778,300        66%           7,500       100%

*    Beneficial ownership less than 5 %

(1) Includes 11,854,800 shares of common stock issuable upon the exercise of various warrants and 461,100 shares of stock upon the exercise of stock options.
(2) Includes 4,332,200 shares of common stock issuable upon the exercise of various warrants and 577,800 shares of stock upon the exercise of stock options.
(3) Includes 3,528,000 warrants to purchase common stock. The address for Daka Development is Unit C 8/F Leroy Plaza, 15 Cheung Shun Street, Chung Sha Wan Kin, Hong Kong.
(4) Includes 2,500,000 warrants to purchase common stock at an average exercise of $3.70 per share, expiring on or about November 1, 2009. Pursuant to the terms of the warrant, Fusion Capital is not entitled to exercise the warrants to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by the Fusion Capital to exceed 9.9% of the outstanding shares of the common stock following such exercise. The address for Fusion Capital is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.
(5)  Includes 2,500,000 warrants to purchase common stock
(6) Represents 3,000,000 warrants to purchase common stock. The managing partner is Andrew Schneider, a cousin of ZAP's CEO . The address for Sunshine 511 Holdings is 101 N. Clematis Street, Suite 511, West Palm Beach, Florida 33401.
(7) Includes 1,989,000 shares of common stock issuable upon the exercise of certain warrants. Robert Swanson exercises voting and investment control over Ridgewood ZAP LLC. The address for Ridgewood ZAP LLC, is 947 Linwood Avenue, Ridgewood, New Jersey, 07450.
(8) Represents common stock that was provided as collateral for a working capital loan, which has not yet funded. The address for the Phi-Nest Fund,L.P. is 2385 Executive Drive, Suite 100 Boca Raton, Florida 33431.Mr. Howard Deverett is the Fund Manager.
(9) The address for Smart Automobile is 2530 S. Birch Street, Santa Ana, California 92707. Mr. Thomas Heidemann exercises voting and investment control over these shares.
(10) Represents warrants to purchase 505,000 shares of ZAP common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          PROPERTY LEASES. We lease land, office and warehouse space from Mr. Schneider, our chief Executive Officer and a major shareholder of the Company (See Notes to our Financial Statements). These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $131,000, $95,000 and $49,000 in the aggregate, for the years ended December 31, 2004, 2003 and 2002, respectively. The 3362 Fulton Road, 3405 Fulton Road and 1025 River Road locations in Santa Rosa are leased by The RAP Group. The 2129 Santa Rosa Avenue location in Santa Rosa is leased by ZAP.

CONSULTING, SERVICES

          In January 2004 the Company entered into certain agreements for consulting with a cousin of the CEO of ZAP who received 50,000 shares of unrestricted common stock. Also in January 2004, another sousin of ZAP's CEO received 200,000 shares of unrestricted common stock for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services to be rendered over a year. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In November 2004, the term of the agreement was extended until July 2007. Also in 2004 certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord who is the CEO of ZAP.

          We believe that each of the related party transactions discussed above is on terms as favorable as could have been obtained from unaffiliated third parties.


ITEM 13.  EXHIBITS.

EXHIBITS.

2.1       Approved Second Amended Plan of Reorganization, dated as June 20,
          2002. (5)

3.1       Amended and Restated Articles of Incorporation. (4)

3.2       Certificate of Determination of Series SA Convertible Preferred
          Stock. (*)

4.1 Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)

4.2       Form of Series B common stock purchase warrant of the Company. (*)

4.3       Form of Series K common stock purchase warrant of the Company. (*)

10.1 Settlement Agreement Between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)

10.3      2004 Consultant Stock Plan. (7)

10.4 Convertible Promissory Note, dated April 26, 2004, issued to Banks Living Trust. (1)

10.5 Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP. (3)

10.6      Promissory Note $2,000,000 - Atocha Land LLC and ZAP. (3)

10.7      Warrant Agreement dated April 26, 2004, issued to Banks Living
          Trust. (1)

10.8 Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.9 Registration Rights Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.10 Form of Common Stock Purchase Warrant between ZAP and Fusion Capital Fund II, LLC (6)

10.11 Agreement for Consulting Services with Evan Rapoport dated January 8, 2004. (1)

10.12 Asset Purchase Agreement dated April 12, 2004 with Jeffrey Banks for purchase of various autos (1)

10.13 Agreement for Private Placement Investment received dated April 14, 2004 with Phi-Nest Fund LLP (1)

10.14     Consulting Agreement dated April 21, 2004 with Elexis International(1)

10.15     Consulting Agreement dated April 21, 2004 with Sunshine 511
          Holdings (1)

10.16     Definitive Stock Agreement dated October 25, 2004 with
          Smart-Automobile, LLC (2)

10.17 Master Distribution Agreement between Apollo Energy Systems, Inc. and Voltage Vehicles Corporation, a subsidiary of ZAP. (8)

10.18 ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 Million Floor Plan Line of Credit for Qualified ZAP Dealers (9)

10.19 Exclusive Purchase, License and Supply Agreement between Smart Automobile, LLC and ZAP. (10)

10.20 Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 *

10.21 Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. *

10.22 ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable *

10.23 Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) *

10.24 Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile ,LLC) to secure loan above. *

21.1      List of subsidiaries. (3)

23.1 Consent of Independent Registered Public Accounting Firm (Odenberg, Ullakko, Muranishi & Co. LLP). *

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 *   Filed herewith.

(1) Previously Filed as an exhibit to the Registrants's Form 8-K for the quarter ended March 31, 2004 and incorporated by reference.
(2) Previously filed as an exhibit to the Registrant's Form 8-K of November 6, 2004 and incorporated by reference.
(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.
(4) Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(5) Previously filed as an exhibit to the Registrant's Form 8-K of October 20, 2002 and incorporated by reference.
(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.
(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-117560) on July 22, 2004.
(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10QSB for the period ended June 30, 2004 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.

REPORTS ON FORM 8-K.

          We filed the following current reports on Form 8-K's during the last quarter covered by this report:

          On October 6, 2004 we filed a Form 8K to report to announce the signing of a $100 million exclusive agreement with Apollo Fuel Cell Technology. This agreement was between Voltage Vehicles, a subsidiary of the registrant and Apollo Energy Systems.

          On November 5, 2004 we filed a Form 8K to announce the extension and repricing of the registrant's Series C-2 warrants. The registrant also announced that we filed with the Secretary of State of California to Amend and Restate the Articles of Incorporation to fix rights and conditions of the preferred Stock. The Company also filed a schedule 14C Information with the Securities and Exchange Commission which details the specific amendments. Also included in this filing was the announcement of the signing of a Definitive Stock Agreement with Smart-Automobile, LLC. The conversion Agreement outlines the formula for converting the $8 million of ZAP Preferred Stock into Common Stock based upon certain performance objectives.

          On December 10, 2004 we filed a Form 8K to announce the extension until July 7, 2007 of the expiration dates and change in the exercise prices for the Series B,C,D and K Warrants both restricted and unrestricted. The registrant also announced that the forward stock split announced on November 23, 2004 will be put on hold.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003.

                                                FISCAL YEAR ENDED
                                      ---------------------------------------
                FEE CATEGORY          DECEMBER 31, 2004     DECEMBER 31, 2003
          -------------------------   -----------------     -----------------
          (i)    Audit Fees              $   130,000           $    71,500
          (ii)   Audit Related Fees               --                    --
          (iii)  Tax Fees                         --                    --
          (iv)   All Other Fees                   --                    --

                         TOTAL FEES      $   130,000           $    71,500


          AUDIT FEES. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Odenberg, Ullakko, Muranishi & Co. LLP in connection with statutory and regulatory filings or engagements.

          AUDIT-RELATED FEES. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." The Company was not provided with any audit-related services in fiscal 2004 or 2003.

          TAX FEES. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The Company was not provided with any tax-related services in fiscal 2004 or 2003.

          ALL OTHER FEES. All other fees consist of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

          The Company currently does have a designated Audit Committee, and accordingly, the Company's Audit Committee of the Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZAP

                                         By:   /s/ Steven M. Schneider
                                               -----------------------------
                                               Steven M. Schneider
                                               Chief Executive Officer
                                               (principal executive officer)

                                         Date: March 30, 2005


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                             Position                          Date
             ----                             --------                          ----
By:  /S/ STEVEN M. SCHNEIDER      Director and Chief Executive Officer      March 30, 2005
     -----------------------      (principal executive officer)
     Steven M. Schneider


By:  /S/ GARY STARR               Chairman of the Board of Directors        March 30, 2005
     -----------------------
     Gary Starr


By:  /S/ WILLIAM HARTMAN          Chief Financial Officer                   March 30, 2005
     -----------------------      (principal accounting officer)
     William Hartman


By:  /S/ RENAY CUDE               Director and Secretary                    March 30, 2005
     -----------------------
     Renay Cude


By:  /S/ LOUIS AULETTA            Director                                  March 30, 2005
     -----------------------
     Louis Auletta


By:  /S/ GUY FIERI                Director                                  March 30, 2005
     -----------------------
     Guy Fieri

                                       74