Form 10QSB
period 2005-03-31
ZAP
filed 2005-05-16
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------------------

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------------------
For the quarterly period ended March 31, 2005

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

31,489,000 shares of common stock as of May 13, 2005.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

ZAP

FORM 10-QSB

INDEX

			Page No.
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited) :

		Condensed Consolidated Balance Sheet as of
		March 31, 2005	2

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	3

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	4

		Notes to Condensed Consolidated Financial
		Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Controls and Procedures	19

PART II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 5.	Other Information	21

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES			22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
   (In thousands)

March 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,579
Accounts receivable, net of allowance for doubtful accounts of $570	431
Advances on Smart Car inventory	1,566
Inventories	1,883
Prepaid non-cash professional fees	9,079
Prepaid expenses and other current assets	156
Total current assets	17,694

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $722	3,817

OTHER ASSETS
Smart Automobile license, net	9,615
Prepaid non-cash professional fees, less current portion	3,043
Notes Receivable Smart Automobile	1,000
Patents and trademarks, net	97
Goodwill	476
Deposits and other	438
Total assets	$36,180

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$339
Accounts payable	167
Accrued liabilities	1,419
License fee payable	906
Deferred revenue	975
Total current liabilities	3,806
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,908
Total liabilities	5,714

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 50 million shares; no par value, 7,500 shares issued and outstanding	7,500
Common stock, authorized 100 million shares;
no par value; 30,942,156 shares issued and outstanding	79,356
Common stock issued as loan collateral	(3,529)
Notes receivable from shareholders, net	(56)
Accumulated deficit	(52,805)
Total shareholders’ equity	30,466
Total liabilities and shareholders’ equity	$36,180

 See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended March 31
	2005	2004
NET SALES	$1,162	$1,320

COST OF GOODS SOLD	1,128	984
GROSS PROFIT	34	336

OPERATING EXPENSES
Sales and marketing	193	199
General and administrative
(non-cash of $1,180 and $731 for the three
months ended March 31,2005 and 2004	2,860	1,556
Research and development	40	—
	3,093	1,755

LOSS FROM OPERATIONS	(3,059)	(1,419)

OTHER INCOME (EXPENSE)
Gain on revaluation of warrant liability	1,519	—
Interest income (expense)	(7)	(30)
Other income (expense)	—	8
	1,512	(22)
LOSS BEFORE REORGANIZATION FEES
AND INCOME TAXES	(1,547)	(1,441)

Reorganization items:
Professional fees	—	(8)

LOSS BEFORE INCOME TAXES	(1,547)	(1,449)

PROVISION FOR INCOME TAXES	4	2
NET LOSS	$(1,551)	$(1,451)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.05)	$(0.11)

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	30,590	13,218

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,551)	$(1,451)

Items not requiring the use of cash:
Amortization of note discount	10	30
Stock-based compensation for consulting and other services	2,792	630
Stock-based employee compensation	(1,645)	—
Gain on revaluation of warrant liability	(1,519)	—
Depreciation and amortization	371	81
Allowance for doubtful accounts	22	46
Changes in other items affecting operations
Receivables	(259)	(72)
Inventories	376	173
Prepaid expenses and other assets	(55)	88
Accounts payable	17	(128)
Accrued liabilities	342	77
Deferred revenue	—	40
Net cash used in operating activities	(1,099)	(486)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(158)	(10)
Net cash used for investing activities	(158)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(500)	—
Payments on note receivable to stockholder	14	—
Issuance of preferred stock	—	460
Issuance of common stock and warrants, net of offering costs	1,955	—
Issuance of note receivable to Smart Auto	(1,000)	—
Repayments of long-term debt	13	(5)
Net cash provided by financing activities	482	455

NET DECREASE IN CASH AND CASH EQUIVALENTS	(775)	(41)

CASH AND CASH EQUIVALENTS, beginning of period	5,354	551

CASH AND CASH EQUIVALENTS, end of period	$4,579	$510
See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial statements presented herein, for the three months ended March 31, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The Risks Related to Our Business. The Company has a history of losses, and the Company might not achieve profitability. There can be no assurance that additional capital would be available, or if it is available, that it would be on acceptable terms. A substantial portion of the Company’s growth in the past three years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

The Company relies on Smart Automobile LLC to supply pre-Americanized Smart ®cars and other entities such as G&K Automotive to convert or Americanize Smart® cars for sale in certain states in the United States ; and to provide services under warranties and all other maintenance and repair services. If Smart Automobile LLC is unable to supply Americanize or service Smart ® cars, and the Company is unable to obtain alternate sources of supply for these products and services, the Company might not be able to fill existing backorders and/or sell more Smart® cars.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three month period.

In thousands except per share amounts	Three months ended March 31
	2005	2004
Net loss	$(1,551)	$(1,451)
Add: Employee Stock-based compensation expense included in reported net loss, net of related tax effects	(1,645)	—

Deduct: Employee stock-based compensation expense determined under fair value	(417)	(15)
Pro forma	$(3,613)	$(1,466)
Basic and diluted per share:
As reported	$(0.05)	$(0.11)
Pro forma	$(0.12)	$(0.11)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted earnings loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2005, these potentially dilutive securities include options for 5,152,000 common shares, warrants for 53,754,000 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 2.78 million common shares.

PRINCIPLES OF CONSOLIDATION-The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.

REVENUE RECOGNITION
The Company records revenues only upon the occurrence of all of the following conditions:

-The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale)

-The purchase price has been fixed, based on the terms of the purchase order

-The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point

-The Company deems the collection of the amount invoiced probable

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

DEFERRED REVENUE-One of the Company’s subsidiaries Voltage Vehicles sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $975,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering vehicles to these dealerships.

USE OF ESTIMATES -The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates include;

ACCOUNTS RECEIVABLE- The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

STOCK ISSUED AS COLLATERAL- In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan . The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment.

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

(3)    INVENTORIES- The Inventories at March 31, 2005 are summarized as follows (thousands):

Vehicles	$1,066
Parts and supplies	335
Finished Goods	676
2,077
Less-inventory reserve	(194)
$1,883

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

Under the agreement ZAP will be the exclusive distributor and licensee of the right to manufacture and distribute Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years from SA. Subject to the terms of the agreement, ZAP will pay SA a license and distribution fee of $10,000,000: $1 million was paid in cash upon the execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 smart cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart(R) vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder may convert 500 shares of preferred stock SA to $500,000 of common stock, and the holder will receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars, and issued a warrant to purchase 505,000 common shares at $2.50 per share exercisable through July 7, 2009.

The Company recorded the cost of the Smart Automobile license at $10.6 million, based on: 1) the $10 million the Company paid to Smart Automobile LLC as consideration for a Purchase, License and Supply Agreement dated April 19, 2004; and 2) the fair value of five-year warrant issued under the Agreement for the purchase of 505,000 common shares at $2.50 per share and expiring on July 7, 2009. The warrant was valued at $1.16 per share using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 4.5 years; and volatility of 229.43%.

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

(5)    NOTES RECEIVABLE SMART AUTOMOBILE LLC

In January 2005, the Company paid $1,000,000 to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note bears interest at 5% per annum and is payable in 24 equal monthly installments beginning January 7, 2006. The loan was secured by an interest in certain Smart Cars owned by Smart Automobile, LLC.

(6)    SHAREHOLDERS’ EQUITY-On July 1, 2002 ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the“ OTC Bulletin Board”) under the new stock symbol of ZAPZ.

The Company’s shareholder equity activity for the three months ended March 31, 2005 is summarized as follows:

	Common
	Shares	Amount
Balance at December 31, 2004	29,524,000	$63,616,000

Issuances of Common Stock for:
Automobile inventory	39,626	48,689
Furniture, fixtures and	1,504	3,973
equipment
Exercise of warrants for cash	625,177	705,366
Repurchased shares from Fusion Capital	(200,000)	(500,000)
Legal fees	35,249	98,100
Repairs and maintenance	14,940	41,235
Rent	29,781	81,600
Consulting	137,775	337,451
Other services	13,675	39,400
Investment in joint	90,000	247,500
venture in China
Private placement of shares
and warrants for cash,
including shares to
placement agents, net of
issuance costs	630,000	1,250,125
Employee compensation	429	2,025
	1,418,156	2,355,464
Warrant Transactions
Reclassification of warrant		6,711,250
liability

Fair value of warrants issued
for consulting and other services		8,317,750

Employee warrants variable
accounting adjustment		(1,644,500)

		13,384,500

Balance at March 31, 2005	30,942,156	$79,355,964

The Company issued common shares and warrants to purchase common shares during the three months ended March 31, 2005. The stock grants were issued as consideration under agreements for consulting and other services; for furniture, fixtures and equipment, automobile inventory and for employee services. For inventory and other assets, the Company recorded the cost as the intrinsic value of the stock or as the fair value of the assets, whichever was more reliably measurable. For the stock issued for consulting and other services, and for employee compensation, the Company recorded the cost as the intrinsic value of the stock at the date of grant.

The Company also issued warrants for consulting and other services. During the three months ended March 31, 2005, the Company issued warrants to vendors and consultants to purchase 5.1 million common shares at prices ranging from $3.05 per share to $4.75 per share, with a contractual life ranging from .5 to 2.5 years. The warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$3.05	$4.75
Market price	$2.74	$3.41
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	2.87%	3.34%
Contractual life	.5 years	2.5 years
Volatility	147.1%	168%
Fair market value	$1.30	$2.06

Under a purchase agreement dated February 16, 2005, the Company issued 600,000 shares of its common stock and 3 warrants for the purchase of 900,000 shares of its common stock to Lazarus Investment Partners LLP on February 17, 2005, for an aggregate purchase price of $1,260,000. Each of the 3 warrants is exercisable for 5 years, and will be exercisable for 300,000 shares of common stock at the initial exercise prices of $2.50, $3.25, and $4.00 per share. The Company also issued 30,000 shares and warrants to purchase 90,000 shares of stock to placement agents. The stock purchase agreement contains antidilution provisions under which the Company is obligated to issue additional common shares for no additional consideration if within 6 months the Company completes certain subsequent financing at less than $2.10 per share.

On July 22, 2004, the Company entered into a stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital). The stock purchase agreement provided for the issuance of $24.5 million in common stock over a 40-month period. The agreement provided for the immediate issuance of 300,000 common shares as commitment and signing shares at no cost and the immediate issuance of 5-year warrants for the purchase of 2.5 million shares of common stock at prices ranging from $2.50 to $5.50 per share. The stock purchase agreement required the Company to file a registration statement by August 20, 2004 for the resale of shares issued or issuable under the stock purchase agreement and have the registration statement declared effective within 120 days. The stock purchase agreement provided for cash liquidated damages if the Company failed to meet the registration deadline. The Company did not file the required registration statement. Pursuant to EITF 00-19, the warrants issuable under the stock purchase agreement were valued using the Black Scholes option pricing model and recorded as a liability. The warrant liability was revalued at December 31, 2004 with the marked to market adjustment recorded in other expense. On February 22, 2005, the Company terminated its stock purchase agreement with Fusion Capital. The Company revalued the warrant liability on February 22, 2005 and recorded the marked to market adjustment of $1.5 million in other income. The remaining warrant liability of $6.7 million was transferred to equity since the Company was no longer required to file a registration statement for the warrant shares.  Under the termination agreement, the Company repurchased 200,000 common shares from Fusion Capital for the original issuance price of $500,000. Fusion Capital retained certain commitment and signing common shares that were previously issued, and warrants to purchase up to 2.5 million shares of common stock.

In late 2004, the Company repriced B and B2 and C and C2 warrants, including warrants held by employees. As a result, the warrants held by current employees are being accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at March 31, 2005 was used to calculate compensation expense for the quarter, and resulted in a reduction in compensation expense of $1.645 million.

(7)    LITIGATION- Other than the following, we are not party to any pending material legal proceedings and are not aware of any threatened or contemplated proceedings by any government authority against us.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The arbitration award is due no later than June 17, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

(8)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended
	March 31,
	2005	2004

Cash paid during the period for interest	$—	—
Cash paid during the period for income taxes	$—	—
Non-cash investing and financing activities:
Stock and warrants issued for:
Purchase of equipment	$4	28
Inventory purchases	$49	230
Prepaid expenses	$—	198
Settlement of warrant liability	$6,711	—
Other assets	$247	—

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

- WHETHER THE ELECTRIC AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
- OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
- OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
- OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
- OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
- OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLYCHANGINGMARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
- CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
- OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

Overview

ZAP stands for Zero Air Pollution®. ZAP was founded on September 23, 1994, during an era when government and industry were debating how to solve our growing transportation problems. ZAP forged ahead with a bold, grass-roots marketing campaign and innovative products like its zero-emission ZAP ® electric bicycles and ZAPPY ® folding electric scooters that were cost-effective and practical for world markets. Today ZAP is still moving forward with an aggressive campaign to stay at the forefront of fuel-efficient transportation with new technologies, including energy efficient gas systems, hydrogen, electric and other innovative power systems. ZAP is also investing in advanced energy solutions, utilizing advanced batteries and innovative fuel cell designs.

In the process of building ZAP, the Company has pioneered a growing niche for alternative transportation. In 1995, ZAP began marketing electric transportation on the Internet through its website at www.zapworld.com. In 1996-1998, ZAP continued to add to its product line; in 1999 ZAP added electric motorbikes; in 2001 it added electric dive scooters; in 2003 ZAP announced its first electric automobiles, including the first-ever production electric automobiles imported from its manufacturing partner in China; in 2004 ZAP introduced electric ATVs and the fuel-efficient Smart Car.

Today, ZAP is a one-stop portal for a diverse lineup of quality, affordable advanced automotive technologies. ZAP has delivered more than 90,000 vehicles to customers in more than 75 different countries. Our goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with mass-merchandisers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web Site, independent representatives, retail outlets and qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications but for which we do not have proprietary interest. We have grown from a single product line to a full line of electric vehicle and advanced transportation products. Most of ouir domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

ZAP was incorporated under the laws of the State of California, on September 23, 1994, as “ZAP Power Systems.” The name of the Company was changed to “ZAPWORLD.COM” on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. Our principal executive offices are located at 501 Fourth Street Santa Rosa, California, 95401. Our telephone number is (707) 525-8658.

Subsidiaries

We have several subsidiaries as follows: RAP Group, Inc., a California company (“RAP Group”), Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”). We wholly own each of our subsidiaries. RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Rentals is engaged primarily in rental of ZAP products, ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the manufacture of ZAP products. ZAP World Outlet is not currently an operating subsidiary. RAP Group and Voltage Vehicles were acquired by the Company in a merger and acquisition transaction in July 2002. RAP Group has active operations and generated approximately 86% of the Company’s consolidated revenues in 2005.

Business Development

Our business strategy has been to develop, acquire and commercialize advanced transportation vehicles and technology, including electric vehicles and electric vehicle power systems, low emissions vehicles, fuel cell powered vehicles, and fuel-efficient vehicles which have fundamental, practical, environmental advantages over conventional internal combustion modes of transportation that can be produced commercially on an economically competitive basis.

In 2004, we continued to enhance and broaden our electric vehicle product line and we contracted for the exclusive right in the United States and the nonexclusive right world-wide to distribute the Smart Cars Americanized by ZAP, gas-efficient automobile. We acquired those rights in our agreement with Smart Automobile, LLC, a California limited liability company (“Smart Automobile”). Smart Automobile is importing the cars, assembled by Mercedez Benz in Europe, and then making them compliant for sale in the United States with all applicable Federal and state regulations concerning automobiles. In an effort to become the largest distributor of advanced technology vehicles in the United States, we are actively developing a network of automobile dealers that will be qualified to sell our automobile and consumer products. In connection with establishing such dealers, we have arranged for a secured inventory floor line of credit for the first 150 such dealers through our agreement with Clean Air Motor, LLC (CAMCO”). We have already established dealers in California, Oklahoma, Pennsylvania, New York, Colorado, Florida, and Michigan.

In addition, we have introduced a new consumer product, the ZAP Portable Energy (PE), which is a portable power source and battery charger for consumer electronic devices.

We also announced in 2004, Voltage Vehicles' agreement with Apollo Energy Systems, Inc. ("Apollo") for the exclusive distribution rights in the United States of Apollo's automobile fuel-cells, and we announced our exclusive distribution agreement with Anuvu of Sacramento, California for its patented Power-X(TM) hydrogen fuel cell engine systems for on road applications in the United States. We continuously seek to develop new vehicle designs, products and technology to expand and compliment our current product offerings.

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

SMART CAR AMERICANIZED BY ZAP. The Smart Car Americanized by ZAP, which is assembled by Mercedes Benz, is imported by Smart Automobile LLC through a registered importer and made compliant for sale in the United States by Smart Automobile LLC and G & K Automotive. As of this date and to our knowledge, Smart Automobile LLC is the only company, through its proprietary recalibration technology and its compliance contractor G & K Automotive, with clearance from the DOT and a letter of conformity from the EPA, that allows a model of the Smart Car, as modified, to be sold in the U.S. ZAP is the exclusive distributor of these cars. Additional clearances will be needed to sell this vehicle in volumes and to sell other models of the Smart Car. The California Air Resources Board must certify the car before it could be sold in California and four other states. ZAP will need to set up large contractors to handle the demand for this vehicle. ZAP anticipates that the current EPA and DOT clearance will afford ZAP the opportunity to be the first to market and distribute Smart Cars as Americanized by ZAP in the U.S. Neither ZAP nor Smart Automobile is affiliated with, or authorized by, smart gmbh, the manufacturer of SMART automobiles, or the smartUSA division of Mercedes-Benz LLC, the exclusive authorized U.S. importer and distributor of those vehicles. ZAP purchases its vehicles from Smart Automobile LLC.

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

Acquisition of New Businesses and Assets

The Company has acquired from Smart Automobile LLC the exclusive distribution, marketing, and technology rights throughout the United States to make the Smart Cars US compliant, through registered importer G & K Automotive, for a period of ten years. These rights also included the proprietary computer technology and process for making vehicles DOT and EPA compliant. These rights were acquired through the payment of $1 million in cash upon execution of the agreements, $1 million in cash upon delivery of the first 1,000 Smart Cars, and $8 million in preferred stock. A more detailed conversion agreement was completed and signed on October 25, 2004. Under this agreement Smart Automobile, LLC (SA) exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred Shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005, and 2006 that are fully EPA compliant to sell in the United States allow the holder of 500 preferred stock SA to convert to $500,000 of common stock and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable until July 7, 2009, or when all the preferred shares have been converted. Upon EPA compliance, and the legal right to sell the first 98 vehicles currently in inventory, the holder can convert 500 preferred shares to $500,000 common stock immediately, and received 505,000 warrants. This was issued in 2004. The Company has scheduled the delivery of the first U.S. Compliant Smart Car Americanized by ZAP for May 17, 2005.  Smart Automobile is not affiliated with Mercedes Benz. ZAP has not agreed to accept all orders for the Smart Cars Americanized by ZAP at this time. ZAP will need the support of a major manufacturer to be able to deliver this volume of cars. The Company is actively seeking this support. The delivery schedule has not yet been determined.

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

Backlog

As of May 13, 2005, the Company had $35,000 in backlog orders for our consumer products and $825 million in backlog orders from auto-dealer purchase contracts for the Smart Cars Americanized by ZAP. The Company expects to fill its backlog of consumer products within the current fiscal year. At present, we have not accepted all the received orders from auto dealers and have not determined a current schedule to fill our current backlog orders for the Smart Cars Americanized by ZAP. The Company will need assistance from a major manufacturer and the full approval of all necessary governmental agencies to complete the existing volume of Smart Car orders. The Company is actively seeking this support.

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

Some of the significant events for the Company that occurred during the first quarter of 2005 and through the date of this report are as follows:

1.
ZAP began taking purchase orders in 2004 for the Smart-Car Americanized by ZAP. In April 2005, we announced that purchase orders for the Smart Car Americanized by ZAP have exceeded $775 million. The current backlog orders at May 13, 2005 are is approximately $825 million. ZAP has not agreed to accept all orders for the Smart Cars Americanized by ZAP at this time. ZAP will need the support of a major manufacturer to be able to deliver this volume of cars. The Company is actively seeking this support. The delivery schedule has not yet been determined. The Company has scheduled the delivery of the first U.S. Compliant Smart Car Americanized by ZAP for May 17, 2005.

2.	In February, 2005 the Company received $1.2 million from Lazarus Investment Partners LLP in exchange for common stock and various warrants.

3.
In January, 2005, the first hybrid fuel cell vehicle was offered for sale by ZAP. The Company’s fuel cell-technology partner, ANUVU Incorporated, developed a hybrid fuel cell system which is powered by hydrogen and electricity.

4.
ZAP expanded its presence in China by establishment of a joint venture company, ZAP (China) Ltd., to leverage China's emerging manufacturing capabilities. The immediate objective is to complete a manufacturing and assembly facility in China.

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31
	2005	2004
Statements of Operations Data:
Net sales	100%	100%
Cost of sales	(97.1)	(74.6)
Gross profit	2.9	25.4
Operating expenses	266.2	133.0
Loss from operations	(263.3)	(107.5)
Reorganization items-professional fees	—	(0.6)
Net loss	(133.5)	(109.9)

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net sales for the quarter ended March 31, 2005 were $1.2 million compared to $1.3 million in 2004. RAP’s net sales for the period accounted were $1 million versus $909,000 in 2004. The net sales for ZAP were $159,000 versus $411,000 in 2004. The sales for RAP for gas automobiles improved over last year while ZAP experienced a decline in the sales of consumer products. ZAP has introduced new products that need more time to gain consumer demand.

Gross profit was $34,000 for the first quarter ended March 31, 2005 compared to $336,000 for the quarter ended March 31, 2004. The RAP Group accounted for $53,000 of the gross profit for the quarter ended March 31, 2005 versus $248,000 in 2004. ZAP’s gross loss excluding the RAP Group, decreased from $88,000 gross profit in 2004 to a gross loss of $19,000 in 2005. The decrease in gross profit was due to product mix and lower sales for ZAP.

Sales and marketing expenses in the first quarter of 2005 were $193,000 as compared to $199,000 in 2004. RAP’s expenses were $27,000 in 2005 and in 2004 and ZAP’s expenses were $166,000 versus $172,000 in 2004. As a percentage of sales, total selling expenses increased from 15% of sales to 17% of sales.

General and administrative expenses for 2005 were $2.9 million as compared to $1.5 million in 2004. RAP’s portion of the expenses was $181,000 versus $231,000 in 2004. For ZAP the expenses increased from $1.3 million to $2.6 million As a percentage of sales, general and administration expenses increased from 118% of sales to 246% of sales. RAP’s decrease of $50,000 was primarily due to lower professional fees. ZAP’s net increase of $1.3 million was due to higher consulting and professional fees. The $1.3 million increase in general and administration expenses was net of a reduction in warrant expenses for employment compensation of another $1.6 million. These warrants held by current employees are accounted for under variable accounting.

Research and development expenses represents expenditures for the further development of hybrid fuel cell technology for automobiles.

Gain on revaluation of warrant liability of $1.5 million represents the difference between the fair market value of the warrant liability at December 31, 2004 and the fair market value on February 22, 2005 which was the date the warrant liability was settled and transferred to equity.

Interest expense net of interest income decreased by $23,000 in the first quarter of 2005, is due to higher interest income from money market investments which reduces the interest as reported for the quarter ended March 31, 2005.

Other income decreased by $8,000 in the first quarter of 2005 due to less miscellaneous fees received from sales to automobile customers.

Reorganization items reflect the quarterly trustee fee in the prior year.

Net Loss -The net loss was $1.6 million for the period ended March 31, 2005 as compared to a net loss of $1.5 million for period ended March 31, 2004. The increase was primarily due to higher general and administration expenses for consulting, stock promotion and professional fees. The overall general and administration expenses were reduced by the variable pricing of warrants held by current employees.

Liquidity and Capital Resources
In the first quarter of 2005 net cash used by the Company for operating activities was $1.1 million. In the first quarter of 2004, the Company used cash for operations of $486,000. Cash used in the first quarter of 2005 was comprised of the net loss incurred for the quarter of $1.6 million plus net non-cash expenses of $31,000 plus the net change in operating assets and liabilities of $421,000. Cash used in operations in the first quarter of 2004 was comprised of the net loss before reorganization items incurred for the quarter of $1.4 million plus net non-cash expenses of $787,000, and the net change in operating assets and liabilities resulting in a further use of cash of $178,000.

Investing activities used cash of $158,000 in the first quarter of 2005 and used $10,000 during the first quarter ended March 31, 2004. In 2005 and 2004 the cash was used to purchase equipment.

Financing activities provided cash of $482,000 and $455,000 during the first quarters ended March 31, 2005 and 2004, respectively.

At March 31, 2005 the Company had cash of $4.6 million compared to $510,000 at March 31, 2004. At March 31, 2005, the Company had working capital of $13.9 million, as compared to working capital of $852,000 at March 31, 2004. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

We do not have a bank operating line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company’s shares.

The Company’s primary capital needs are to fund its growth strategy, which includes creating an auto distribution network for the distribution of the SMART® Car and electrical vehicles, increasing its internet shopping mall presence, increasing distribution channels, establish company owned and franchised ZAP stores, introducing new products, improving existing product lines and development of a strong corporate infrastructure.

Seasonality and Quarterly Results
The Company’s business is subject to seasonal influences. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company intends to develop a wide auto distribution network to counter any seasonality effects.

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

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation. The Company has recently engaged an outside accountant to assist in analyzing complex transactions which addresses a previous weakness noted by our auditors.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings Other than the following, we are not party to any pending material legal proceedings and are not aware of any threatened or contemplated proceedings by any government authority against us.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The complaint alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plantiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The arbitration award is due no later than June 17, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended March 31, 2005 the Company issued unregistered common stock and various series of warrants as outlined below.

Common Stock issued for the first quarter ended March 31, 2005 were as follows:

On January 1, 2005, we issued 116,099 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On January 1, 2005, we issued 288 shares of common stock to C Warrant Holders, in connection with its exercise of warrants.
On January 5, 2005, we purchased assets with value of $15,989 from Suppliers with 5,420 shares of common stock.
On January 13, 2005, we issued 30,000 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $83,100.
On January 14, 2005, we issued 51,376 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On January 14, 2005, we issued 42 shares of common stock to C Warrant Holders, in connection with its exercise of warrants.
On January 14, 2005, we purchased an interest in a China Joint Venture with value of $247,500 with 90,000 shares of common stock.
On January 20, 2005, we issued 100,000 shares of common stock to Consultant in payment for professional services valued at $235,000.
On January 20, 2005, we settled an obligation with a professional organization, for $13,600, which was paid with 5,787 shares of common stock.
On January 24, 2005, we issued 12,832 shares of common stock to B and B2 Warrant Holders, in connection with its exercise of warrants.
On January 28, 2005, we issued 382 shares of common stock to Professional Organization in payment for professional services valued at $1000.
On January 28, 2005, we issued 11,699 shares of common stock to Employees for employment bonuses valued at $30,651.
On January 28, 2005, we purchased assets with value of $3,500 from Suppliers with 1,336 shares of common stock.
On January 28, 2005, we issued 3,817 shares of common stock to Professional Contractors in payment for professional services valued at $10,000.
On January 28, 2005, we issued 84,527 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 2, 2005, we issued 70,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 2, 2005, we purchased assets with value of $72.75 from Suppliers with 25 shares of common stock.
On February 8, 2005, we issued 2,631 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 8, 2005, we issued 1,678 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $5,000.
On February 15, 2005 the Company issued 600,000 shares of common stock to Lazarus Investment Partners LLLP for $1,260,000.
On February 15, 2005, we settled an obligation with lessors, for $81,600, which was paid with 29,781 shares of common stock.
On February 15, 2005, we issued 32,920 shares of common stock to various Consultants in payment for professional services valued at $90,200.
On February 23, 2005, we issued 727 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 23, 2005, we settled an obligation with a Dealer, for $10,000, which was paid with 12,000 shares of common stock.
On March 1, 2005, we issued 955 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 2, 2005, we purchased inventory with value of $7,250 from Suppliers with 3,593 shares of common stock.
On March 8, 2005, we settled an obligation with Professional Organization, for $10,000, which was paid with 2,932 shares of common stock.
On March 9, 2005, we issued 150,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 11, 2005, we issued 100,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 14, 2005, we issued 5,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 14, 2005, we issued 3,571 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $10,000.
On March 14, 2005, we purchased assets with value of $25,850 from Suppliers with 13,376 shares of common stock.
On March 14, 2005, we issued 929 shares of common stock to Employees for employment bonuses valued at $2,600.
On March 17, 2005 the Company cancelled 200,000 shares of common stock to Fusion Capital Fund 11,LLC in connection with cancellation of a financing deal. Money was returned to the institutional investor.
On March 23, 2005, we issued 700 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 23, 2005, we issued 19,940 shares of common stock to Professional Contractors in payment for professional services valued at $55,035.
On March 28, 2005, we issued 30,000 shares of common stock to B2 Warrant Holders, in connection with its exercise of warrants.
On March 28, 2005, we issued 1,544 shares of common stock to Employees for employment bonuses valued at $4,600.
On March 28, 2005, we issued 5,369 shares of common stock to Consultant in payment for professional services valued at $16,000.

$2.50 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On February 15, 2005 the Company issued 300,000 shares of $2.50 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $2.50 warrants to Consultant in payment for professional services.

$3.05 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On February 15, 2005, we issued 1,125,000 shares of $3.05 warrants to Consultants in connection to a consulting agreement.

The $3.25 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On January 20, 2005, we issued 200,000 shares of $3.25 warrants to Consultants in connection to a consulting agreement.
On February 7, 2005, we issued 1,000,000 shares of $3.25 warrants to Consultants in connection to a consulting agreement.
On February 15, 2005 the Company issued 300,000 shares of $3.25 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $3.25 warrants to Consultant in payment for professional services.
On March 3, 2005, we issued 1,000,000 shares of $3.25 warrants to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company.
On March 8, 2005, we issued 600,000 shares of $3.25 warrants to Consultants in payment for professional services.

The $4.00 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On February 15, 2005 the Company issued 300,000 shares of $4.00 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $4.00 warrants to Consultant in payment for professional services.

The $4.05 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On February 15, 2005, we issued 562,500 shares of $4.05 warrants to Consultants in connection to a consulting agreement.

The $4.75 Warrants issued for the first quarter ended March 31, 2005 were as follows:

On February 15, 2005, we issued 562,500 shares of $4.75 warrants to Consultants in connection to a consulting agreement.

On January 2, 2005, the Company modified its series C warrants to increase the $3.25 exercise price per warrant to $5.00 per warrant the expiration date of June 30, 2007.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of security holders.

Item 5.  Other Information

There is no other information to report

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

On February 22, 2005 the Company filed with the Commission a Current Report on Form 8-K to report the sales of unregistered securities, in connection with the following transactions: (1) On February 17, 2005, the Company issued 600,000 shares of common stock and three warrants to purchase up to an aggregate of 900,000 shares of Common Stock, to Lazarus Investment Partners LLP for an aggregate purchase price of $1,260,000. Each of the warrants is exercisable for a period of five years, and will be exercisable for 300,000 shares of Common Stock at the initial per share exercise prices of $2.50, $3.25, and $4.00, respectively. (2) On December 20, 2004, the Company issued 476,194 shares of Common Stock and a warrant to purchase up to an aggregate of 476,164 shares of Common Stock, to Platinum Partners Value Arbitrage Fund LP for an aggregate purchase price of $1,000,000. The warrant is exercisable for a period of three years at the per share exercise price of $5.00. (3) On December 10, 2004, the Company issued 240,279 shares of Common Stock and warrants to purchase up to an aggregate of 240,279 shares of Common Stock, to a group of accredited investors for an aggregate purchase price of $432,500. The warrants are exercisable for a period of three years at the per share exercise price of $5.00.

On February 25, 2005 the Company filed with the Commission a Current Report on Form 8-K to report the mutual termination of the existing $24 million common stock agreement that was entered into on July 22, 2004 between the Company and Fusion Capital Fund II, LLC. In connection with the termination agreement ZAP repurchased the $500,000 of common stock originally purchased by Fusion Capital Fund II, LLC. In addition, Fusion Capital Fund II, LLC will retain the warrants that were previously issued by ZAP.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated May 13, 2005	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated May 13, 2005	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Accounting Officer)