Form 10QSB
period 2005-06-30
ZAP
filed 2005-08-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------------

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------------------
For the quarterly period ended June 30, 2005

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
Common Shares

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

31,922,000 shares of common stock as of August 12, 2005.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

ZAP

FORM 10-QSB

INDEX

			Page No.
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited) :

		Condensed Consolidated Balance Sheet as of
		June 30, 2005	2

		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	3

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4

		Notes to Condensed Consolidated Financial
		Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Controls and Procedures	19

PART II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 5.	Other Information	21

	Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES			22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
     (In thousands)
June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,584
Accounts receivable, net of allowance for doubtful accounts of $747	215
Advances on Smart Car inventory	1,378
Inventories	1,902
Prepaid non-cash professional fees	6,941
Prepaid expenses and other current assets	186
Total current assets	14,206

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $775	5,221

OTHER ASSETS
Smart Automobile license, net	9,346
Prepaid non-cash professional fees, less current portion	2,355
Notes Receivable Smart Automobile	1,000
Patents and trademarks, net	89
Goodwill	476
Deposits and other	441
Total assets	$33,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$104
Accounts payable	341
Accrued liabilities	1,476
License fee payable	906
Deferred revenue	975
Total current liabilities	3,802
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,959
Total liabilities	5,761

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 50 million shares; no par value, 7,500 shares issued and outstanding	7,500
Common stock, authorized 100 million shares;
no par value; 31,845,210 shares issued and outstanding	78,146
Common stock issued as loan collateral	(3,529)
Notes receivable from shareholders, net	(56)
Accumulated deficit	(54,688)
Total shareholders’ equity	27,373
Total liabilities and shareholders’ equity	$33,134

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended June 30		Six Months ended June 30
	2005	2004	2005	2004

NET SALES	$923	$1,072	$2,085	$2,392

COST OF GOODS SOLD	792	833	1,920	1,817

GROSS PROFIT	131	239	165	575

OPERATING EXPENSES
Sales and marketing	299	209	492	408
General and administrative	1,790	1,636	4,650	3,192
(non-cash of $.1 million and $1.3 million and
$.7million and $1.2 million for the three and six months
ended June 30, 2005 and 2004)
Research and development	60	—	100	—
Loss on disposals of fixed assets	—	63	—	63
	2,149	1,908	5,242	3,663
LOSS FROM OPERATIONS BEFORE
REORGANIZATION ITEMS, OTHER
INCOME(EXPENSE)AND INCOME TAXES	(2,018)	(1,669)	(5,077)	(3,088)

OTHER INCOME (EXPENSE)
Gain on revaluation of warrant liability	—	—	1,519	—
Interest income (expense)	5	(30)	2	(60)
Other income	129	385	125	393
	134	355	1,646	333
LOSS BEFORE REORGANIZATION ITEMS
AND INCOME TAXES	(1,884)	(1,314)	(3,431)	(2,755)

Reorganization items:
Professional fees	—	5	—	13

LOSS BEFORE INCOME TAXES	(1,884)	(1,319)	(3,431)	(2,768)

PROVISION FOR INCOME TAXES	—	—	4	2
NET LOSS	$(1,884)	$(1,319)	$(3,435)	$(2,770)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.06)	$(0.09)	$(0.11)	$(0.19)

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	31,459	14,139	30,877	14,678

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,435)	$(2,770)

Items not requiring the use of cash:
Amortization of note discount	10	24
Stock-based compensation for consulting and other services	6,292	1,278
Loss on disposal of assets	—	63
Stock-based employee compensation	(5,000)	—
Gain on revaluation of warrant liability	(1,519)	—
Depreciation and amortization	702	312
Allowance for doubtful accounts	199	74
Allowance for notes receivable	—	111
Changes in other items affecting operations:
Receivables	(220)	(40)
Advances on SmartCar	188	—
Inventories	362	360
Prepaid expenses and other assets	(88)	(147)
Accounts payable	191	(439)
Accrued liabilities	313	(292)
Deferred revenue	—	245
Net cash used in operating activities	(2,005)	(1,221)
CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of distribution license		(1,000)
Purchase of equipment	(419)	(15)
Net cash used for investing activities	(419)	(1,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(500)	—
Payments on note receivable to stockholder	14	—
Issuance of preferred stock	—	1,128
Issuance of common stock and warrants, net of offering costs	2,225	2,028
Issuance of note receivable to Smart Auto	(1,000)	—
Proceeds from issuance of long-term debt	—	1,000
Repayments of long-term debt	(85)	(4)
Net cash provided by financing activities	654	4,152

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(1,770)	1,916

CASH AND CASH EQUIVALENTS, beginning of period	5,354	551

CASH AND CASH EQUIVALENTS, end of period	$3,584	$2,467

See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

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

The financial statements presented herein, for the three and six months ended June 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The risks related to our business. The Company has a history of losses, and the Company might not achieve profitability. There can be no assurance that additional capital would be available, or if it is available, that it would be on acceptable terms. A substantial portion of the Company’s growth in the past four years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

The Company relies on Smart Automobile LLC to supply pre-Americanized Smart ®cars and other entities such as G&K Automotive to convert or Americanize Smart® cars for sale in certain states in the United States; and to provide services under warranties and all other maintenance and repair services. If Smart Automobile LLC is unable to supply Americanize or service Smart ® cars, and the Company is unable to obtain alternate sources of supply for these products and services, the Company might not be able to fill existing backorders and/or sell more Smart® cars. The Company also believes that certain competitors may have used un-business like tactics to harm the Company, and to slow the flow of Smart cars to ZAP.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three and six month period.

In thousands except per share amounts	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net Loss	$(1,884)	$(1,319)	$(3,435)	$(2,770)
Add: Employee stock-based compensation expense included in reported net loss,net of related tax effects	$(3,355)	—	$(5,000)	—
Deduct: Employee stock-based compensation expense determined under fair value	(1,432)	(27)	(1,850)	(42)
Pro forma	$(6,671)	$(1,346)	$(10,285)	$(2,812)
Basic and diluted per share:
As reported	$(0.06)	$(0.09)	$(0.11)	$(0.19)
Pro forma	$(0.21)	$(0.10)	$(0.33)	$(0.19)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2005, these potentially dilutive securities include options for 6,401,000 common shares, warrants for 53,385,083 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 2.78 million common shares.

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

DEFERRED REVENUE-One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $975,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering vehicles to these dealerships.

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

(3)	INVENTORIES- The Inventories at June 30, 2005 are summarized as follows (thousands):

Vehicles	$1,036
Parts and supplies	440
Finished Goods	626
2,102
Less-inventory reserve	(200)
$1,902

(4)	LICENSE AND DISTRIBUTION FEE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC ("SA"), a California limited liability company, to distribute and manufacture Smart(R) cars. Smart is the brand name for a 3-cyclinder gas turbo engine car manufactured by Daimler Chrysler AG. SA is not affiliated with Daimler Chrysler, but is a direct importer.

Under the agreement, ZAP purchased the rights to be the exclusive distributor and licensee of the right to manufacture and distribute Smart(R) cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years from SA. Subject to the terms of the agreement, ZAP will pay SA a license and distribution fee of $10,000,000: $1 million was paid in cash upon the execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 smart cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart(R) vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder may convert 500 shares of preferred stock SA to $500,000 of common stock, and the holder will receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars, and issued a warrant to purchase 505,000 common shares at $2.50 per share exercisable through July 7, 2009. As of August 2005, SA has only delivered a few cars to ZAP.

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

An independent valuation of the fair value of the Smart Automobile license exceeded the $10.6 million recorded cost of the license. The valuation of the license was based on the Company's discounted projected cash flows from projected sales of Smart Cars over the term of the license agreement. Should deliveries of Smart Cars be delayed, or less than anticipated, the Company may need to adjust the recorded cost of the license. The cost of the license is being amortized using the straight-line method over the ten year term of the agreement. However , as of August 12, 2005, only a few cars have been delivered to ZAP. At present , ZAP is exploring all options to rectify this situation.

(5)	NOTES RECEIVABLE SMART AUTOMOBILE LLC

In January 2005, the Company paid $1,000,000 to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note bears interest at 5% per annum and is payable in 24 equal monthly installments beginning January 7, 2006. The loan was secured by an interest in certain equipment owned by Smart Automobile, LLC. The Company has also earlier prepaid $1.6 million to Smart Automobile, LLC as deposits on Smart cars.

(6)         SHAREHOLDERS’ EQUITY-

On July 1, 2002 ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the“ OTC Bulletin Board”) under the new stock symbol of ZAPZ. On July 1, 2005, the Company filed with the Commission a Current Report on Form 8-K to announce that the Company’s stock ticker symbol currently used on the Archipelago Exchange (ArcaEX) will change from “ZAPZ” to “ZP” effective July 7, 2005. ZAP recently switched from trading on the Over the Counter Bulletin Board (OTCBB) to the ArcaEx Exchange which is a facility of the Pacific Exchange and is the nation’s first totally open, all-electronic stock exchange.

The Company’s shareholder equity activity for the three and six months ended June 30, 2005 is summarized as follows:

	Common
	Shares	Amount
Balance at December 31, 2004	29,524,000	$63,616,000

Issuances of Common Stock for:
Automobile inventory	22,246	48,689
Furniture, fixtures and equipment	1,504	3,973
Exercise of warrants for cash	625,177	705,366
Repurchased shares from Fusion Capital	(200,000)	(500,000)
Legal fees	35,249	98,100
Repairs and maintenance	14,940	41,235
Rent	29,781	81,600
Consulting	137,775	337,451
Other services	13,675	39,400
Investment in joint venture in China	90,000	247,500
Private placement of shares and warrants for cash, including shares to
placement agents, net of issuance costs	630,000	1,250,125
Employee compensation	429	2,025
	1,400,776	2,355,464
Warrant Transactions
Reclassification of warrant liability		6,711,250
Fair value of Warrants issued for consulting and other services		8,317,750
Employee warrants variable
accounting adjustment		(1,644,500)
	—	13,384,500
Balance at March 31, 2005	30,924,776	$79,355,964
Purchase of land and building	455,442	1,100,000
Automobile inventory	3,349	4,785
Furniture, fixtures and equipment	42,235	95,681
Exercise of warrants for cash	250,333	270,400
Legal fees	56,859	122,578
Rent	42,000	63,000
Consulting	9,370	24,920
Other services	38,869	57,764
Employee compensation	21,977	57,539
	920,434	1,796,667
Warrant Transactions
Fair value of warrants issued
for consulting and other services		409,000

Employee warrants variable accounting adjustment		(3,415,500)

	—	(3,006,500)
Balance at June 30, 2005	31,845,210	$78,146,131

The Company issued common shares and warrants to purchase common shares during the six months ended June 30, 2005. The stock grants were issued as consideration under agreements for consulting and other services; for real property, furniture, fixtures and equipment, automobile inventory and for employee services. For inventory and other assets, the Company recorded the cost as the market value of the stock or as the fair value of the assets, whichever was more reliably measurable. For the stock issued for consulting and other services, and for employee compensation, the Company recorded the cost as the market value of the stock at the date of grant.

The Company also issued warrants for consulting and other services. During the six months ended June 30, 2005, the Company issued warrants to vendors and consultants to purchase 5.5 million common shares at prices ranging from $3.05 per share to $4.75 per share, with a contractual life ranging from .5 to 2.5 years. The warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$3.05	$4.75
Market price	$2.74	$3.41
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	2.87%	3.34%
Contractual life	.5 years	2.5 years
Volatility	147.1%	168%
Fair market value	$1.00	$2.06

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

In late 2004, the Company repriced B and B2 and C and C2 warrants, including warrants held by employees. As a result, the warrants held by current employees are being accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at March 31 and June 30, 2005 was used to calculate compensation expense for the and resulted in a reduction in compensation expense of $1.6 million and $3.4 million for the three and six month periods ended June 30, 2005 respectively.

(7)        LITIGATION- Other than the following, we are not party to any pending material legal proceedings and are not aware of any threatened or contemplated proceedings by any government authority against us.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 with no agreement reached. ZAP intends to assert its defenses vigorously and to litigate its cross-compliant aggressively. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended
	June 30,
	2005	2004

Cash paid during the period for interest	$20	—
Cash paid during the period for income taxes	$4	2
Non-cash investing and financing activities:
Stock and warrants issued for:
Stock issued to acquire distribution license		8,000
Purchase of equipment	$1,200	68
Inventory purchases	$54	480
Prepaid expenses	$—	1,083
Other assets	$247	—
Reclassification of warrant liability	$6,711	—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.

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
- OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
- OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
- OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
- OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
- OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
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

Subsidiaries

We have several subsidiaries as follows: RAP Group, Inc., a California company (“RAP Group”), Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”). We wholly own each of our subsidiaries. RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Rentals is engaged primarily in rental of ZAP products, ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the manufacture of ZAP products. ZAP World Outlet is not currently an operating subsidiary. RAP Group and Voltage Vehicles were acquired by the Company in a merger and acquisition transaction in July 2002. RAP Group has active operations and generated approximately 80% of the Company’s consolidated revenues in 2005.

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

In 2004, we continued to enhance and broaden our electric vehicle product line and we contracted for the exclusive right in the United States and the nonexclusive right world-wide to distribute the Smart Cars Americanized by ZAP. We acquired those rights in our agreement with Smart Automobile, LLC, a California limited liability company (“Smart Automobile”). Smart Automobile is importing the cars, assembled by Mercedez Benz in Europe, and then making them compliant for sale in the United States with all applicable Federal and state regulations concerning automobiles. In an effort to become the largest distributor of advanced technology vehicles in the United States, we are actively developing a network of automobile dealers that will be qualified to sell our automobile and consumer products. In connection with establishing such dealers, we have arranged for a secured inventory floor line of credit for the first 150 such dealers through our agreement with Clean Air Motor, LLC (CAMCO”). We have already established dealers in California, Oklahoma, Pennsylvania, New York, Florida, and Michigan.

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

SMART CAR AMERICANIZED BY ZAP. The Smart Car Americanized by ZAP, which is assembled by Mercedes Benz, is imported by Smart Automobile LLC through a registered importer and made compliant for sale in the United States by Smart Automobile LLC and G & K Automotive. As of this date and to our knowledge, Smart Automobile LLC is the only company, through its proprietary recalibration technology and its compliance contractor G & K Automotive, with clearance from the DOT and a letter of conformity from the EPA, that allowed a model of the Smart Car, as modified, to be sold in the U.S. ZAP is the exclusive distributor of these cars. Additional clearances will be needed to sell this vehicle in volumes and to sell other models of the Smart Car. The California Air Resources Board must certify the car before it could be sold in California and four other states. ZAP will need to set up large contractors to handle the demand for this vehicle. ZAP anticipates that the current EPA and DOT clearance will afford ZAP the opportunity to distribute Smart Cars as Americanized by ZAP in the U.S. Neither ZAP nor Smart Automobile is affiliated with, or authorized by, Smart Gmbh, the manufacturer of SMART automobiles, or the smartUSA division of Mercedes-Benz LLC, the exclusive authorized U.S. importer and distributor of those vehicles. ZAP purchases its vehicles from Smart Automobile LLC.

This Smart Car has a gas turbo engine. This car is a two-passenger coupe that is eight feet in length that provides ample room for two adult passengers. Other "smart" features and options of the Smart Car Americanized by ZAP include a 61-hp, 3-cyclinder turbocharged engine, equipped with an advanced electronic stabilization program, or ESP, an anti-skid design that throttles the engine torque along with an anti-lock braking system. The unique 6-speed automatic gear transmission with kick down function allows the user to switch between "automatic" and "manual" gear shifting via a control program that changes `gears in response to varying driving characteristics. These cars will be sold through Voltage Vehicles to qualified ZAP dealers.

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

ZAPPY(R) Express Scooter. In the fourth quarter last year, we introduced a new which offered significant upgrades over the previous design, including a seat and carrying case. We exclusively own the design of this product. This product is not subject to state vehicle registration laws and may be sold directly to consumers.

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

ZAP(R) SEASCOOTER(R). The ZAP SeaScooter (TM) is an affordable underwater propulsion device designed to pull swimmers and snorkelers through the water. It can run at speeds up to 2 mph at a depth of 60 feet and has built in buoyancy regulation for maximum comfort.

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

 Distribution and Market Outlets

We employ the following methods to distribute our products:

ELECTRIC VEHICLE DEALER PROGRAM. The Company began establishing ZAP qualified electric vehicle dealers in various locations in the United States in the fourth quarter of 2003. Each dealer pays the Company a fee and in return that dealer may apply within their state to become a licensed new car electric vehicle dealer. We also receive a commitment from each qualified dealer to purchase a minimum number of electric automobiles annually. In 2004, we expanded this network to include the gas-efficient Smart Car Americanized by ZAP. Currently, we have qualified dealers in New York, Michigan, Oklahoma, Colorado, Pennsylvania, Florida and California. We intend to use these ZAP qualified dealers to sell the ZAP Worldcar and the Smart Car Americanized by ZAP. Some ZAPqualified dealers will also sell our consumer and other vehicle products, such as scooters and bikes, depending on demand.

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

Acquisition of New Businesses and Assets

The Company has acquired from Smart Automobile LLC the exclusive distribution, marketing, and technology rights throughout the United States to make the Smart Cars US compliant, through registered importer G & K Automotive, for a period of ten years. These rights also included the proprietary computer technology and process for making vehicles DOT and EPA compliant. These rights were acquired through the payment of $1 million in cash upon execution of the agreements, $1 million in cash upon delivery of the first 1,000 Smart Cars, and $8 million in preferred stock. A more detailed conversion agreement was completed and signed on October 25, 2004. Under this agreement Smart Automobile, LLC (SA) exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred Shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005, and 2006 that are fully EPA compliant to sell in the United States allow the holder of 500 preferred stock SA to convert to $500,000 of common stock and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable until July 7, 2009, or when all the preferred shares have been converted. Upon EPA compliance, and the legal right to sell the first 98 vehicles currently in inventory, the holder can convert 500 preferred shares to $500,000 common stock immediately, and received 505,000 warrants. These were issued in 2004. The Company delivered the first U.S. Compliant Smart Car Americanized by ZAP during May 2005.  Smart Automobile is not affiliated with Mercedes Benz. ZAP has not agreed to accept all orders for the Smart Cars Americanized by ZAP at this time. ZAP will need the support of a major manufacturer to be able to deliver this volume of cars. The Company is actively seeking this support. The delivery schedule has not yet been determined.

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

Although many government agencies are concerned about rising global air pollution, it is expected that we will need to continue to expend considerable resources in the future in the governmental process to continue the current favorable governmental climate for the zero emission vehicles. Any Research and Development activities for the Company are subcontracted to outside organizations.

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

Sources and Availability of Parts and Supplies
aterials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer's operations and production of ZAP products.

Backlog

As of August 12, 2005, the Company had $23,000 in backlog orders for our consumer products which it expects to fill within the current fiscal year. The Company also has over $1 billion in backlog orders from auto-dealer purchase contracts for the Smart Cars Americanized by ZAP. To date only a few cars have been delivered to selected dealers who have been trained in service,diagnostics and parts. At present, we have not accepted all the received orders from auto dealers and have not determined a current schedule to fill our current backlog orders for the Smart Cars Americanized by ZAP. The Company will need assistance from a major manufacturer and the full approval of all necessary governmental agencies to complete the existing volume of Smart Car orders. The Company is actively seeking this support however it cannot be assured that we will get this support.

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

Some of the significant events for the Company that occurred during the second quarter of 2005 and through the date of this report are as follows:

1.
The Company delivered the first U. S. Compliant Smart Car Americanized by ZAP. The Company also delivered additional Smart Cars to qualified dealers in eight states. The future delivery schedule has not yet been determined. ZAP will need the support of a major manufacturer and additional governmental approvals to be able to deliver existing customer orders for Smart Cars.

2.
The Company signed an agreement of intent with Advanced Battery Technologies to develop the next-generation of Lithium Polymer batteries and chargers to be used in its Electric Cars.. It is believed that if the density of the batteries can be increased the range of the batteries would also increase threefold.

3.
In June ZAP received approval to list it’s common stock on the Archipelago Exchange (ArcaEx) under the symbol “ZP”. This exchange is a facility of the Pacific Exchange and is the nation’s first totally open, all-electronic stock exchange.

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	85.8	77.7	92.1	76.0
Gross profit	14.2	22.3	7.9	24.0
Operating expenses	232.8	178.0	251.4	153.1
Loss from operations before other income and expense	(218.6)	(155.7)	(243.5)	(129.1)
Other income	14.5	33.1	78.9	13.9
Net loss	(204.0)	(123.0)	(164.7)	(115.8)

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net sales for the quarter ended June 30, 2005 were $923,000 compared to $1.1 million in 2004. RAP’s net sales for the period accounted were $659,000 versus $780,000 in 2004. The net sales for ZAP were $267,000 versus $292,000 in 2004. The sales for RAP for gas automobiles were less than last year while ZAP experienced a decline in the sales of consumer products. ZAP has introduced new products that need more time to gain consumer demand.

Gross profit was $131,000 for the second quarter ended June 30, 2005 compared to $239,000 for the quarter ended June 30, 2004. The RAP Group accounted for $105,000 of the gross profit for the quarter ended June 30, 2005 versus $133,000 in 2004. ZAP’s gross loss excluding the RAP Group, decreased from $106,000 gross profit in 2004 to a gross loss of $6,397 in 2005. The decrease in gross profit was due to product mix and lower sales for ZAP.

Sales and marketing expenses in the second quarter of 2005 were $299,000 as compared to $209,000 in 2004. RAP’s expenses were $38,000 in 2005 and $41,000 in 2004 and ZAP’s expenses were $261,000 versus $168,000 in 2004. As a percentage of sales, total selling expenses increased from 19% of sales to 32% of sales. The higher expenses were primarily for the promotion of the Smart Car.

General and administrative expenses for 2005 were $1.8 million as compared to $1.6 million in 2004. RAP’s portion of the expenses was $383,000 versus $157,000 in 2004. For ZAP the expenses decreased from $1.5 million to $1.1 million As a percentage of sales, general and administration expenses increased from 153% of sales to 194 % of sales. RAP’s increase of $226,000 was primarily due to higher bad debt expenses . ZAP’s net decrease of $400,000 in general and administration expenses was net of a variable accounting adjustment for employee warrants.

Research and development expenses represents expenditures for the further development of hybrid fuel cell technology for automobiles.

Interest expense net of interest income decreased by $35,000 in the second quarter of 2005, is due to higher interest income from money market investments which reduces the interest expense as reported for the quarter ended June 30, 2005.

Other income decreased by $256,000 in the second quarter of 2005 since there were no favorable adjustments of legal reserves which occurred in the second quarter of 2004.

Reorganization items reflect the quarterly trustee fee in the prior year.

Net Loss -The net loss was $1.9 million for the quarter ended June 30, 2005 as compared to a net loss of $1.3 million for period ended June 30, 2004. The increase was primarily due to higher general and administration expenses for consulting, advertising and professional fees.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005, were $2.1 million compared to $2.4 for the six months ended June 30 in the prior year. RAP accounted for $1.7 million of overall net sales for the six months ended June 30, 2005 versus $1.7 million for the six months ended June 30,2004. The net sales for ZAP excluding the RAP Group were $426,000 and $702,000 for the six months ended June 30, 2005 and 2004. ZAP experienced a decline in the sales of consumer products. ZAP has introduced new products that need more time to gain consumer demand.

Gross profit was $165,000 for the six months ended June 30, 2005 compared to $575,000 for the six months ended June 30, 2004. The RAP Group accounted for $158,000 of the gross profit for the six months ended June 30, 2005 versus $382,000 for the six months ended June 30, 2004. ZAP’s gross profit excluding the RAP Group, decreased from a $193,000 in 2004 to $6,000 in 2005. The decrease in RAP’s profits reflect lower margins on pre-owned cars due to a difficult consumer market with many car manufacturers offering rebates on new cars. ZAP’s decrease in gross profits was due to lower sales.

Sales and marketing expenses in the first six months of 2005 were 492,000 as compared to $408,000 in 2004. RAP’s expenses were $65,000 in 2005 versus $68,000 for the six months ended June 30, 2004. As a percentage of sales of the Company, sales and marketing expenses increased from 17% to 24% for the six months ended June 30, 2005. ZAP’s portion of selling expenses was $427,000 in 2005 compared to $340,000 in 2004. This was a increase of $87,000 or 26% from 2004 to 2005. The higher expenses were primarily for the promotion of the Smart Car.

General and administrative expenses for the six months ended June 30, 2005 were $4.6 million as compared to $3.2 million in the six months ended June 30, 2004. As a percentage of sales of the Company general and administration expenses increased from 133% to 223%. RAP’s portion of the expenses was $564,000 in 2005 versus $388,000 in 2004 . General and administration expenses for ZAP excluding the RAP Group increased from $2.8 million to $4.1 million, this is a increase of $1.3 million or 46% from 2004.
The $1.4 million increase in general and administration expenses was net of a reduction in warrant expenses for previous employment compensation of another $5.1 million. These warrants held by current employees are accounted for under variable accounting.
The primary increase for general and administration is due to expenses for the six months ended June 30, 2005 for non-cash professional fees where the Company has issued warrants and stock for services which reflected the increased activity in 2005 of stock and warrants issued for services.

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

Interest expense net of income  decreased by $58,000 for the first six months of 2005 as compared to interest expense of $60,000 for the first six months of 2004. This is due to higher interest income from money market investments which reduces the interest as reported for the six months ended June 30, 2005.

Other income decreased from $393,000 of income in the first six months of 2004 to $125,000 in 2005, since there were no favorable adjustments of legal reserves which occurred in the first six months of 2004.

Net Loss - The net loss was $3.4 million for the six months ended June 30, 2005 as compared to a loss of $2.8 million for the six months period ended June 30, 2004. The increase was primarily due to higher general and administrative expense for consulting and professional fees.

Liquidity and Capital Resources
In the first six months of 2005 net cash used by the Company for operating activities was $2 million. In the first six of 2004, the Company used cash for operations of $1.2 million. Cash used in the first six months of 2005 was comprised of the net loss incurred for the first six months of $3.4 million plus net non-cash expenses of $684,000 plus the net change in operating assets and liabilities of $746,000. Cash used in operations in the first six months of 2004 was comprised of the net loss before reorganization items incurred for the quarter of $2.8 million plus net non-cash expenses of $1.9 million, and the net change in operating assets and liabilities resulting in a further use of cash of $313,000.

Investing activities used cash of $419,000 in the first six months of 2005 and used $1,015,000 during the first six months ended June 30, 2004. In 2005 the majority of the cash was used to acquire equipment and leashold improvements. While in 2004, the cash was primarily used for a distribution license for the Smart Cars respectively.

Financing activities provided cash of $654,000 and $4.2 million during the first six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005 the Company had cash of $3.6 million compared to $2.5 million at June 30, 2004. At June 30, 2005, the Company had working capital of $10.4 million, as compared to working capital of $3.5 million at June 30, 2004. The Company, at present, does not have a credit facility in place with a bank or other financial institution.

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

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The complaint alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plantiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 with no agreement reached. ZAP intends to assert its defenses vigorously and to litigate its cross-compliant aggressively. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended June 30, 2005 the Company issued unregistered common stock and various series of warrants as outlined below.
Common Stock issued for the second quarter ended June 30, 2005 were as follows

On April 6, 2005, we issued 100,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On April 6, 2005, we issued 29,754 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $85,986.
On April 7, 2005, we issued 41,095 shares of common stock to Contractors in payment for professional services valued at $92,681.
On April 14, 2005, we issued 16,716 shares of common stock to Employees for commission bonuses valued at $47,141.

On April 14, 2005, we issued 3,546 shares of common stock to Contractors in payment for professional services valued at $10,000.
On April 27, 2005, we issued 4,000 shares of common stock to Employees for commission bonuses valued at $11,802.
On April 29, 2005, we issued 177 shares of common stock to Contractors in payment for professional services valued at $500.
On April 29, 2005, we issued 333 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On May 3, 2005, we purchased real estate with a value of $1,100,000 from Property Owners with 355,442 shares of common stock.
On May 9, 2005, we purchased assets with value of $3,000 from Suppliers with 1140 shares of common stock.
On May 9, 2005, we issued 1826 shares of common stock to Employees for commission bonuses valued at $4,802.
On May 18, 2005, we purchased assets with value of $1,000 from Suppliers with 377 shares of common stock.
On May 19, 2005, we issued 150,000 shares of common stock to K Warrant Holders, in connection with its exercise of warrants.
On May 25, 2005, we issued 3,093 shares of common stock to Employees for commission bonuses valued at $6,000.
On May 25, 2005, we issued 258 shares of common stock to Consultants in payment for professional services valued at $500.
On June 1, 2005, we issued 19,108 shares of common stock to Contractors in payment for professional services valued at $30,000.
On June 7, 2005, we issued 3,571 shares of common stock to Contractors in payment for professional services valued at $3,321.
On June 7, 2005, we issued 1,000 shares of common stock to Employees for bonuses valued at $930.
On June 7, 2005, we issued 100,000 shares of common stock related to the May 3, 2005 real estate purchase.
On June 7, 2005, we purchased inventory with value of $1,639 from Suppliers with 844 shares of common stock.
On June 14, 2005, we purchased inventory with value of $3,000 from Suppliers with 2,128 shares of common stock.
On June 17, 2005, we settled an obligation with Lessors, for $63,000, which was paid with 42,000 shares of common stock.
On June 17, 2005, we issued 13,333 shares of common stock to Contractors in payment for professional services valued at $20,000.
On June 27, 2005, we settled an obligation with Contractors, for $1,784, which was paid with 1,166 shares of common stock.
On June 30, 2005, we issued 27,105 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $36,592.
On June 30, 2005, we issued 941 shares of common stock to Contractors in payment for professional services valued at $1,270.
On June 30, 2005, we issued 1,481 shares of common stock to Contractors in payment for professional services valued at $2,000.

The $3.25 Warrants issued for the second quarter ended June 30, 2005 were as follows:

On April 1, 2005 the Company issued 300,000 shares of $3.25 warrants to Consultants for serving on the Advisory Board.
On April 14, 2005, we issued 100,000 shares of $3.25 warrants to Consultant in connection with professional services.
On April 19, 2005, we issued 500,000 shares of $3.25 warrants to the seller of real estate acquired by the Company.

The K2 Warrants issued for the second quarter ended June 30, 2005 were as follows:

On June 7, 2005, we issued 1,450,694 K-2 warrants to Employees for employment contracts and bonuses.

ZAP ESOP Options Issued during the second quarter ended June 30, 2005 were as follows

On June 7, 2005, we issued 1,248,194 ESOP options with $0.93 exercise price to ZAP Employees for employment compensation.

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

 At the Annual Meeting of Shareholders held on June 18, 2005, the following proposals were requested and approved as follows:

(a) To elect six Directors, Louis Auletta, Renay Cude, Guy Fieri, Gerald Gallagher, Steve Schneider and Gary Starr to serve until the next annual meeting and until their successors are elected and qualified.

For: 18,240,270	Withheld: 190,296	Abstain: None

(b) To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent accountant

For: 18,384,992	Against: 30,901	Abstain: 14,723

Gerald Gallagher resigned in July from the Board of Directors for personal reasons and has no disputes with the Company.

Item 5.	Other Information

There is no other information to report

Item 6. Exhibits and Reports on Form 8-K

A.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

On May 9, 2005, the Company filed with the Commission a Current Report on Form 8-K to report the appointment of Gerald Gallagher to the Board of Directors. Mr. Gallagher was also appointed as a member of the Audit Committee of the Board of Directors. However, Gerald Gallagher resigned in July from the Board of Directors for personal reasons and has no disputes with the Company

On June 20, 2005, the Company filed with the Commission a Current Report on Form 8-K to announce the approval to list it’s common stock on the Archipelago Exchange (ArcaEx) under the symbol “ZAPZ”. This exchange is a facility of the Pacific Exchange and is the nation’s first totally open, all-electronic stock exchange. After listing on AcraEx, ZAP will ensure a smooth transition from the Over the Counter Bulletin Board (OTCBB) where the common stock is currently traded.

On July 1, 2005, the Company filed with the Commission a Current Report on Form 8-K to announce that the Company’s stock ticker symbol currently used on the Archipelago Exchange (ArcaEX) will change from “ZAPZ” to “ZP” effective July 7, 2005. ZAP recently switched from trading on the Over the Counter Bulletin Board (OTCBB) to the ArcaEx Exchange which is a facility of the Pacific Exchange and is the nation’s first totally open, all-electronic stock exchange.

On August 9, 2005, the Company filed with the Commission a Current Report on Form 8-K to announce the appointments of Mr. Matthias Heinze and Ms. Virginia Medeiros to the Board of Directors of ZAP. At the same time the Company accepted the resignation of Mr. Gerald Gallagher from the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated August 12, 2005	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated August 12, 2005	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Accounting Officer)