Form 10QSB
period 2005-09-30
ZAP
filed 2005-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-----------------------------

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
-----------------------------
For the quarterly period ended September 30, 2005

Commission File Number 0-303000

ZAP
(Name of small business issuer in its charter)

CALIFORNIA	94-3210624
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

501 Fourth Street
Santa Rosa, CA 95401
(707) 525-8658
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 32,187,186 shares of common stock as of November 11, 2005.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

ZAP

FORM 10-QSB

INDEX

			Page No.
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited) :

		Condensed Consolidated Balance Sheet as of
		September 30, 2005	2

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	3

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	4

		Notes to Condensed Consolidated Financial
		Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Controls and Procedures	19

PART II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

SIGNATURES			22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,678
Accounts receivable, net of allowance for doubtful accounts of $472	239
Advances on Smart Car inventory	1,378
Inventories	1,679
Prepaid non-cash professional fees	3,196
Prepaid expenses and other current assets	142
Total current assets	9,312

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $770	5,105

OTHER ASSETS
Smart Automobile license, net	9,080
Prepaid non-cash professional fees, less current portion	1,958
Notes Receivable Smart Automobile	1,000
Patents and trademarks, net	80
Goodwill	476
Deposits and other	492
Total assets	$27,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$104
Accounts payable	299
Accrued liabilities	1,259
License fee payable	906
Warrant liability	890
Put option liability	720
Deferred revenue	1,050
Total current liabilities	5,228
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,938
Total liabilities	7,166
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 50 million shares; no par value,
7,500 shares issued and outstanding	7,500
Common stock, authorized 100 million shares;
no par value; 32,061,978 shares issued and outstanding	77,910
Common stock issued as loan collateral	(3,529)
Notes receivable from shareholders, net	(56)
Accumulated deficit	(61,488)
Total shareholders’ equity	20,337
Total liabilities and shareholders’ equity	$27,503

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended September 30		Nine Months ended September 30
	2005	2004	2005	2004

NET SALES	$799	$1,165	$2,884	$3,557

COST OF GOODS SOLD	694	917	2,614	2,734

GROSS PROFIT	105	248	270	823

OPERATING EXPENSES
Sales and marketing	344	219	836	627
General and administrative (non-cash of $5.9 million
and $7.2 million and $2.9 million and $4.1 million for
the three and nine months
ended September 30, 2005 and 2004)	6,468	4,416	11,130	7,608

Research and development	—	—	88	—
Loss on disposals of fixed assets	—	271	—	334
	6,812	4,906	12,054	8,569
LOSS FROM OPERATIONS BEFORE
REORGANIZATION ITEMS, OTHER
INCOME(EXPENSE)AND INCOME TAXES	(6,707)	(4,658)	(11,784)	(7,746)

OTHER INCOME (EXPENSE)
Gain on revaluation of warrant liability	—	—	1,519	—
Interest expense, net	(24)	(45)	(22)	(105)
Other income (expense)	(66)	16	59	409
	(90)	(29)	1,556	304
LOSS BEFORE REORGANIZATION ITEMS
AND INCOME TAXES	(6,797)	(4,687)	(10,228)	(7,442)

Reorganization items:
Professional fees	—	—	—	13

LOSS BEFORE INCOME TAXES	(6,797)	(4,687)	(10,228)	(7,455)

PROVISION FOR INCOME TAXES	—	5	4	5
NET LOSS	$(6,797)	$(4,692)	$(10,232)	$(7,460)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.21)	$(0.25)	$(0.33)	$(0.49)

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	31,954	18,568	31,240	15,320

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,232)	$(7,460)

Items not requiring the use of cash:
Amortization of note discount	10	60
Stock-based compensation for consulting and other services	11,271	4,145
Loss on disposal of assets	—	334
Stock-based employee compensation	(5,438)	—
Gain on revaluation of warrant liability	(1,519)	—
Loss on revaluation of anti-dilution liability	82	—
Depreciation and amortization	1,119	491
Allowance for doubtful accounts	(76)	112
Allowance for notes receivable	—	111
Changes in other items affecting operations:
Receivables	31	20
Inventories	585	387
Advances on Smart cars	188	—
Prepaid expenses and other assets	(95)	(509)
Accounts payable	149	(439)
Accrued liabilities	94	(357)
Warrant liability	890	—
Deferred revenue	75	250
Net cash used in operating activities	(2,866)	(2,855)
CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of distribution license		(1,000)
Purchase of equipment and real property	(446)	(39)
Net cash used for investing activities	(446)	(1,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(500)	—
Payments on note receivable to stockholder	14	—
Issuance of preferred stock	—	1,128
Issuance of common stock and warrants, net of offering costs	2,228	3,184
Issuance of note receivable to Smart Auto	(1,000)	—
Proceeds from issuance of long-term debt	—	1,000
Repayments of long-term debt	(106)	(10)
Net cash provided by financing activities	636	5,302

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(2,676)	1,408

CASH AND CASH EQUIVALENTS, beginning of period	5,354	551

CASH AND CASH EQUIVALENTS, end of period	$2,678	$1,959

See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial statements presented herein, for the three and nine months ended September 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

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

The Company relies on Smart Automobile LLC to supply pre-Americanized Smart ®cars and other entities such as G&K Automotive to convert or Americanized Smart® cars for sale in certain states in the United States; and to provide services under warranties and all other maintenance and repair services. If Smart Automobile LLC is unable to supply or service Americanized Smart ® cars, and the Company is unable to obtain alternate sources of supply for these products and services, the Company might not be able to fill existing backorders and/or sell more Smart® cars. The Company also believes that certain competitors may have used un-business like tactics to harm the Company, and to slow the flow of Smart cars to ZAP. On October 28, 2005, the Company announced that it will be proceeding with legal action against Daimler Chrysler and affiliated companies and individuals, serving a complaint that seeks in excess of $500 million in redress for more than a year-long campaign of misconduct against ZAP by Daimler and Ulrich Walker, the then CEO of its subsidiary Smart gmbh. The complaint filed in Los Angeles Superior Court, alleges a series of anti-competitive tactics, aimed at defaming ZAP and disrupting its third-party business relationships. ZAP anticipates proceeding to trial in this matter before the close of 2006.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Accounting For Stock-Based Compensation

 Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires that compensation cost be measured using the value of the award at the grant date, and recognized over the service period. SFAS No.123 as amended allows companies to either account for stock-based compensation to employees under the provisions of SFAS No. 123 as amended or under the provisions of Accounting Principles Board (APB) Opinion No. 25 or its related interpretations. The company accounts for its stock-based compensation to employees in accordance with the provisions of APB opinion No. 25.

The Company has recorded deferred compensation for the difference, if any, between the exercise price and the deemed fair market value of the common stock for financial reporting purposes of stock options granted to employees. The compensation expense related to such grants is amortized over the vesting period of the related stock options on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issues No. 96-18 “Accounting for Equity Instruments that Are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options and purchase rights under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three and nine month period.

In thousands except per share amounts	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net Loss	$(6,797)	$(4,692)	$(10,232)	$(7,460)
Add: Employee stock-based compensation expense included in reported net loss,net of related tax effects	$(378)	—	$(5,378)	—
Deduct: Employee stock-based compensation expense determined under fair value	(151)	(31)	(2,001)	(73)
Pro forma	$(7,326)	$(4,723)	$(17,611)	$(7,533)
Basic and diluted per share:
As reported	$(0.21)	$(0.25)	$(0.33)	$(0.49)
Pro forma	$(0.23)	$(0.25)	$(0.56)	$(0.49)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2005, these potentially dilutive securities include options for 6,526,350 shares of common stock, warrants for 52,258,415 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 2.78 million shares of common stock.

PRINCIPLES OF CONSOLIDATION-The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.

REVENUE RECOGNITION
The Company records revenues only upon the occurrence of all of the following conditions:

-The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

-The purchase price has been fixed, based on the terms of the purchase order;

-The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point; and

-The Company deems the collection of the amount invoiced probable;

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

DEFERRED REVENUE-One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $1,050,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering vehicles to these dealerships.

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

RECOVERY OF LONG-LIVED ASSETS- The Company evaluates the recovery of its long-lived assets at least annually by analyzing its operating results and considering significant events or changes in the business environment.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provision of FAS 154, as applicable, beginning in fiscal 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005 (as of year-end December 31, 2005 for Zap). Retrospective application for interim financial information is permitted but not required. We do not expect adoption of FIN 47 to have a material effect on our results of operations or financial position.

In December 2004, the FASB issued revised statement No. 123 (FAS 123R), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the SEC announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of 2006; however, early application is permitted. We do not expect the adoption of this Statement to have a material effect on our results of operations or financial position.

(3)	INVENTORIES- The Inventories at September 30, 2005 are summarized as follows (thousands):

Vehicles	$1,098
Parts and supplies	315
Finished Goods	459
1,872
Less-inventory reserve	(193)
$1,679

(4)	LICENSE AND DISTRIBUTION FEE

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

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart(R) vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder may convert 500 shares of preferred stock SA to $500,000 of common stock, and the holder will receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars, and issued a warrant to purchase 505,000 common shares at $2.50 per share exercisable through July 7, 2009. As of November 2005, SA has only delivered a few cars to ZAP.

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

An independent valuation of the fair value of the Smart Automobile license exceeded the $10.6 million recorded cost of the license. The valuation of the license was based on the Company's discounted projected cash flows from projected sales of Smart Cars over the term of the license agreement. Should deliveries of Smart Cars be delayed, or less than anticipated, the Company may need to adjust the recorded cost of the license. The cost of the license is being amortized using the straight-line method over the ten year term of the agreement. However , as of November 11, 2005, only a few cars have been delivered to ZAP. At present , ZAP is exploring all options to rectify this situation. Management does not believe the license is impaired at September 30, 2005. The Company plans to have an independent valuation of the license performed during December.

On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation in the Los Angeles Superior Court, under the title ZAP v. DaimlerChrysler AG, et al. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has not yet filed a response to our complaint.

(5)	NOTES RECEIVABLE SMART AUTOMOBILE LLC

In January 2005, the Company paid $1,000,000 to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note bears interest at 5% per annum and is payable in 24 equal monthly installments beginning January 7, 2006. The loan was secured by an interest in certain equipment owned by Smart Automobile, LLC. The Company had also earlier prepaid $1.6 million to Smart Automobile, LLC as deposits on Smart cars.

(6)      SHAREHOLDERS’ EQUITY-On July 1, 2002 ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the“ OTC Bulletin Board”) under the new stock symbol of ZAPZ. On July 1, 2005, the Company filed with the Commission a Current Report on Form 8-K to announce that the Company’s stock ticker symbol currently used on the Archipelago Exchange (ArcaEX) will change from “ZAPZ” to “ZP” effective July 7, 2005. ZAP recently switched from trading on the Over the Counter Bulletin Board (OTCBB) to the Archipelago Exchange which is a facility of the Pacific Exchange and is the nation’s first totally open, all-electronic stock exchange.

In September, 2005, the Company’s Board of Directors approved a new class of warrant with a strike price of $1.50 a share with an expiration date of August 15, 2012.

The Company’s shareholder equity activity for the three and nine months ended September 30, 2005 is summarized as follows:

	Common
	Shares	Amount
Balance at December 31, 2004	29,524,000	$63,616,000

Issuances of Common Stock for:
Automobile inventory	22,246	48,689
Furniture, fixtures and equipment	1,504	3,973
Exercise of warrants for cash	625,177	705,366
Repurchased shares from Fusion Capital	(200,000)	(500,000)
Legal fees	35,249	98,100
Repairs and maintenance	14,940	41,235
Rent	29,781	81,600
Consulting	137,775	337,451
Other services	13,675	39,400
Investment in joint venture in China	90,000	247,500
Private placement of shares and warrants for cash, including shares to
placement agents, net of issuance costs	630,000	1,250,125
Employee compensation	429	2,025
	1,400,776	2,355,464
Warrant Transactions
Reclassification of warrant liability		6,711,250
Fair value of warrants issued for consulting and other services		8,317,750
Employee warrants variable
accounting adjustment accounting adjustment		(1,644,500)
	—	13,384,500
Balance at March 31, 2005	30,924,776	79,355,964

Issuances of Common Stock for:
Purchase of real estate	455,442	1,100,000
Automobile inventory	3,349	4,785
Furniture, fixtures and equipment	42,235	95,681
Exercise of warrants for cash	250,333	270,400
Legal fees	56,859	122,578
Rent	42,000	63,000
Consulting	9,370	24,920
Other services	38,869	57,764
Employee compensation	21,977	57,539
	920,434	1,796,667

Warrant Transactions
Fair value of warrants issued
for consulting and other services		409,000
Employee warrants variable accounting adjustment		(3,415,500)

	—	(3,006,500)
Balance at June 30, 2005	31,845,210	78,146,131

Issuances of Common Stock for:
Exercise of warrants for cash	10,000	2,500
Legal fees	42,484	46,592
Rent	11,429	12,000
Consulting	73,232	77,975
Other services	63,234	75,400
Employee compensation	16,389	25,000
	216,768	239,467

Warrant and Other Transactions

Put option liability		(637,659)
Fair value of warrants issued
for consulting and other services		539,727
Employee warrants variable accounting adjustment		(378,000)
		(475,932)

Balance at September 30, 2005	32,061,978	$77,909,666

The Company issued common stock and warrants to purchase common stock during the nine months ended September 30, 2005. The stock grants were issued as consideration under agreements for consulting and other services; for real property, furniture, fixtures and equipment, automobile inventory and for employee services. For inventory and other assets, the Company recorded the cost as the market value of the stock or as the fair value of the assets, whichever was more reliably measurable. For the stock issued for consulting and other services, and for employee compensation, the Company recorded the cost as the market value of the stock at the date of grant.

The Company also issued warrants for consulting and other services. During the nine months ended September 30, 2005, the Company issued warrants to vendors and consultants to purchase 7 million shares of common stock at prices ranging from $1.20 per share to $4.75 per share, with a contractual life ranging from .5 to 7 years. The warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$1.20	$4.75
Market price	$1.04	$3.41
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	2.87%	3.90%
Contractual life	.5 years	7 years
Volatility	147.1%	211%
Fair market value	$0.61	$2.06

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

In late 2004, the Company repriced B and B2 and C and C2 warrants, including warrants held by employees. As a result, the warrants held by current employees are being accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at September 30, 2005 was used to calculate compensation expense for the quarter, and resulted in a reduction in compensation expense of $378,000.

In the second quarter of 2005, ZAP issued 445,442 common shares in exchange for the purchase of real estate. ZAP recorded the common shares at the appraised value of the real estate. Under the terms of the purchase, ZAP is obligated to issue additional common shares for no additional consideration if at the end of 1 year the market price of ZAP’s common shares is less than the market price at their date of issuance.

In the third quarter of 2005, ZAP calculated the fair value of the obligation to issue additional shares (“put option liability”) using a binomial pricing model to estimate future stock prices, using the following assumptions: historical stock price volatility of 139.6%, a risk free interest rate of 4.01%, and an expected dividend rate of 0.00%. ZAP calculated the fair value of the put option liability at the date of the common stock issuance at $637,659, and reclassified the obligation from common stock to a liability in the third quarter. The liability was revalued at September 30, 2005, with the change recorded in other income.

On September 20, 2005, ZAP issued non-forfeitable, fully vested three year warrants to purchase 750,000 common shares at $1.50 per share. ZAP is required to deliver registered shares upon the exercise of the warrants. The fair value of the warrants of $890,000 was recorded as a warrant liability at September 30, 2005 pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The fair value of $890,000, or $1.19 per share, was calculated at the date of issuance using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 211.5%; and expected term of 5.75 years.

(7)      LITIGATION- Other than the following, we are not party to any pending material legal proceedings and are not aware of any threatened or contemplated proceedings by any government authority against us. See also subsequent event Note: 9 below.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the CEO of ZAP, individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. ZAP intends to assert its defenses vigorously and to litigate its cross-complaint aggressively. The Company requested a trial de novo in this matter on August 22, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

(8)      COMMITMENTS

On September 12, 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that can be used to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for its dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets. No funds have been drawn on the financing facility as of November 11, 2005. In connection with this financing, Zap is obligated to issue common shares and warrants to placement agents based on the following schedule: On every $5 million drawdown, 25,000 additional warrants will be issued. The strike price will be 110% of the closing stock price at the time of the drawdown. These warrants will be issued on a pro-rata basis. On the first $10 million drawdown, $10,000 in additional common stock will be issued. The number of shares will be determined by the closing price on the date of the drawdown. For each additional $10 million drawdown, an additional $10,000 in common stock will be issued. Pro-rata shares will only be issued after the first $10 million has been drawn down.

On September 15, 2005,Voltage Vehicles ,a wholly owned subsidiary of the Company, signed an exclusive license of distribution with OBVIO ! Automotoveiculos S.P.E. Ltda, a special purpose company of Brazil to design and manufacture high efficiency, high performance urban cars.OBVIO! is in the process of setting up its manufacturing facility and ZAP and OBVIO! hope to unveil the prototypes by the end of 2005. Under the terms of the agreement ZAP will order 50,000 cars during the three year period following initial delivery of vehicles with all required approvals and permits required to sell cars in the United States and California. Initial plans are to roll out the vehicle in 2007.

(9)      SUBSEQUENT EVENT

On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation in the Los Angeles Superior Court, under the title ZAP v. DaimlerChrysler AG, et al. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has not yet filed a response to our complaint.

(10)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended
	September 30,
	2005	2004

Cash paid during the period for interest	$20	2
Cash paid during the period for income taxes	$4	5
Non-cash investing and financing activities:
Stock and warrants issued for:
Stock issued to acquire distribution license		8,000
Purchase of real property and equipment	$1,200	111
Inventory purchases	$54	564
Prepaid expenses	$—	3,583
Settlement of warrant liability	$6,711	—
Repayment of Short-term debt		1,000
Other assets	$247	60

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE COMPANY FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK,"ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

- WHETHER THE ELECTRIC AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
- OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES;
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

In the process of building ZAP, we have pioneered a growing niche for alternative transportation. In 1995, ZAP began marketing electric transportation on the Internet through its website at www.zapworld.com. In 1996-1998, ZAP continued to add to its product line; in 1999 ZAP added electric motorbikes; in 2001 it added electric dive scooters; in 2003 ZAP announced its first electric automobiles, including the first-ever production electric automobiles imported from its manufacturing partner in China; in 2004 ZAP introduced electric ATVs and the fuel-efficient Smart Car.

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

Subsidiaries

We have several wholly-owned subsidiaries as follows: RAP Group, Inc., a California company (“RAP Group”), Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”). RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Rentals is engaged primarily in rental of ZAP products, ZAP Stores is engaged primarily in consumer sales of ZAP products; and ZAP Manufacturing is engaged primarily in the manufacture of ZAP products. ZAP World Outlet is not currently an operating subsidiary. RAP Group and Voltage Vehicles were acquired by the Company in a merger and acquisition transaction in July 2002. RAP Group has active operations and generated approximately 74% of our consolidated revenues for the nine months ended September 30, 2005.

Sources and Availability of Parts and Supplies

Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer's operations and production of ZAP products.

Some of the significant events for the Company that occurred during the third quarter of 2005 and through the date of this report are as follows:

1.
On September 12, 2005,the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions, can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP’s dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets.

2.
On September 15, 2005,Voltage Vehicles ,a wholly owned subsidiary of the Company, signed an exclusive license of distribution with OBVIO ! Automotoveiculos S.P.E. Ltda, a special purpose company of Brazil to design and manufacture high efficiency, high performance urban cars.OBVIO! is in the process of setting up its manufacturing facility and ZAP and OBVIO! hope to unveil the prototypes by the end of 2005. Under the terms of the agreement ZAP will order 50,000 cars during the three year period following initial delivery of vehicles with all required approvals and permits required to sell cars in the United States and California. Initial plans are to roll out the vehicle in 2007.

3.
On October 14, 2005, the Company announced the appointment of Max Scheder-Bieschin as Executive Vice President. Mr. Scheder-Bieschin has over 18 years of experience in investment banking and corporate finance, including mergers and acquisitions, private placements, and debt and equity offerings.

4.
On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation in the Los Angeles Superior Court, under the title ZAP v. DaimlerChrysler AG, et al. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has not yet filed a response to our complaint.

5.
On October 31, 2005 the Company opened a retail outlet in Mendocino, California called Mendo Wheels. At this new location, which was acquired earlier this year, residents and visitors will be able to rent and purchase the latest from ZAP’s line of ecologically-friendly electric transportation.

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(86.9)	(78.7)	(90.6)	(76.7)
Gross profit	13.1	21.3	9.4	23.1
Operating expenses	852.6	421.1	418.0	240.9
Loss from operations before other income and expense	(839.5)	(399.8)	(408.6)	(217.8)
Other income(expenses)	(11.3)	(2.5)	54.0	8.5
Net loss	(850.8)	(402.7)	(354.8)	(209.7)

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net sales for the quarter ended September 30, 2005 were $799,000 compared to $1.1 million in 2004. RAP’s net sales for the period accounted were $481,000 versus $906,000 in 2004. The net sales for ZAP were $316,000 versus $258,000 in 2004. The sales for RAP for gas automobiles were less than last year while ZAP experienced a increase of $58,000 primarily due to the sales of various models of electric automobiles.

Gross profit was $105,000 for the third quarter ended September 30, 2005 compared to $248,000 for the quarter ended September 30, 2004. The RAP Group accounted for $69,000 of the gross profit for the quarter ended September 30, 2005 versus $191,000 in 2004. ZAP’s gross profit excluding the RAP Group, decreased from $57,000 gross profit in 2004 to $37,000 in 2005. The decrease in gross profit was due to product mix.

Sales and marketing expenses in the third quarter of 2005 were $344,000 as compared to $219,000 in 2004. RAP’s expenses were $37,000 in 2005 and $33,000 in 2004 and ZAP’s expenses were $307,000 versus $186,000 in 2004. As a percentage of sales, total selling expenses increased from 20% of sales to 43% of sales. The higher expenses were primarily for the promotion of advanced technology cars.

General and administrative expenses for 2005 were $6.5 million for the quarter ended September 30,2005 as compared to $4.4 million in 2004. RAP’s portion of the expenses was $58,000 versus $267,000 in 2004. For ZAP the expenses increased from $4.1million to $6.4 million . As a percentage of sales, general and administration expenses increased from 379% of sales to 811 % of sales. RAP’s decrease of $209,000 was primarily due to lower bad debt expenses . ZAP’s net increase of $2.3 million in general and administration expenses was due to higher consulting and professional fees in the quarter.

Interest expense, net of interest income decreased by $21,000 in the third quarter of 2005, is due to higher interest income from money market investments which reduces the interest expense as reported for the quarter ended September 30, 2005.

Other expense, net of income increased by $82,000 from income of $16,000 in 2004 to an expense of $66,000. The primary reason for the additional expense was an increase in the estimate liability for certain equity transactions where a fixed value was assigned to common stock issued for services.

Net Loss -The net loss was $6.8 million for the quarter ended September 30, 2005 as compared to a net loss of $4.7 million for period ended September 30, 2004. The increase was primarily due to higher consulting and professional fees.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net sales for the nine months ended September 30, 2005, were $2.9 million compared to $3.6 million for the nine months ended September 30 in the prior year. RAP accounted for $2.1 million of overall net sales for the nine months ended September 30, 2005 versus $2.6 million for the nine months ended September 30, 2004. The net sales for ZAP excluding the RAP Group were $743,000 and $957,000 for the nine months ended September 30, 2005 and 2004,respectively. ZAP experienced a decline in the sales of consumer products. ZAP has introduced new products that need more time to gain consumer demand. The RAP Group sales were less due to a slow market for used automobiles since many major car manufactures are offering large incentives to buy new cars.

Gross profit was $270,000 for the nine months ended September 30, 2005 compared to $823,000 for the nine months ended September 30, 2004. The RAP Group accounted for $227,000 of the gross profit for the nine months ended September 30, 2005 versus $573,000 for the nine months ended September 30, 2004. ZAP’s gross profit excluding the RAP Group, decreased from $249,000 in 2004 to $43,000 in 2005. The decrease in RAP’s profits reflect lower margins on pre-owned cars due to a difficult consumer market with many car manufacturers offering rebates on new cars. ZAP’s decrease in gross profits was due to lower sales.

Sales and marketing expenses in the first nine months of 2005 were $836,000 as compared to $627,000 in 2004. RAP’s expenses were $102,000 in 2005 versus $101,000 for the nine months ended September 30, 2004. As a percentage of sales of the Company, sales and marketing expenses increased from 18% to 29% for the nine months ended September 30, 2005. ZAP’s portion of selling expenses was $734,000 in 2005 compared to $526,000 in 2004. This was an increase of $208,000 or 40.1% from 2004 to 2005. The higher expenses were primarily for the promotion of the advanced technology vehicles.

General and administrative expenses for the nine months ended September 30, 2005 were $11.1 million as compared to $7.6 million in the nine months ended September 30, 2004. As a percentage of sales of the Company general and administration expenses increased from 214% to 386%. RAP’s portion of the expenses was $622,000 in 2005 versus $653,000 in 2004 . General and administration expenses for ZAP excluding the RAP Group increased from $7 million to $10.5 million, this is an increase of $3.5 million or 50% from 2004. The $3.6 million increase in general and administration expenses was net of a reduction in warrant expenses for previous employment compensation of $5.4 million. These warrants held by current employees are accounted for under variable accounting. The major reason for the increase was higher non-cash consulting and professional fees resulting from the issuance of stock and warrants for services.

Research and development expenses represents expenditures for the further development of hybrid fuel cell technology for automobiles and for the OBVIO Brazilian car prototypes

Gain on revaluation of warrant liability of $1.5 million represents the difference between the fair market value of the warrant liability at December 31, 2004 and the fair market value on February 22, 2005 which was the date the warrant liability was settled and transferred to equity.

Interest expense net of income  decreased by $83,000 for the first nine months of 2005 as compared to interest expense of $105,000 for the first nine months of 2004. This was due to higher interest income from money market investments which reduced the interest reported for the nine months ended September 30, 2005.

Other income decreased from $409,000 of income in the first nine months of 2004 to $59,000 in 2005 due to favorable adjustments of legal reserves in the first nine months of 2004.

Net Loss-The Net Loss was $10.2 million for the nine months ended September 30, 2005 as compared to a loss of $7.5 million for the nine months ended September 30, 2004. The operating expenses were approximately $3.5 million higher in 2005 but were offset by a favorable adjustment of $1.5 million in 2005 for a gain on revaluation of warrant liability. The increase was primarily due to higher consulting and professional fees.

Liquidity and Capital Resources
In the first nine months of 2005 net cash used by the Company for operating activities was $2.9 million. In the first nine months of 2004, the Company used cash for operations of $2.9 million. Cash used in the first nine months of 2005 was comprised of the net loss incurred for the first nine months of $10.2 million plus net non-cash expenses of $5.4 million plus the net change in operating assets and liabilities of $1.9 million. Cash used in operations in the first nine months of 2004 was comprised of the net loss incurred for the quarter of $7.5 million plus net non-cash expenses of $5.3 million, and the net change in operating assets and liabilities resulting in a further use of cash of $648,000.

Investing activities used cash of $446,000 in the first nine months ended September30, 2005 and used $1,039,000 during the first nine months ended September 30, 2004. In 2005, the majority of the cash was used to acquire equipment and leasehold improvements. While in 2004, the cash was primarily used for a distribution license for the Smart Cars.

Financing activities provided cash of $0.6 million and $5.3 million during the first nine months ended September 30, 2005 and 2004, respectively.

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets. No funds have been drawn on the financing facility as of November 11, 2005.

At September 30, 2005 the Company had cash of $2.7 million compared to $1.9 million at September 30, 2004. At September 30, 2005, the Company had working capital of $4.1 million, as compared to working capital of $6.9 million at September 30, 2004. The Company, at present, does not have a credit facility for working capital in place with a bank or other financial institution.

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

The Company’s primary capital needs are to fund its growth strategy, which includes creating an auto distribution network for the distribution of the SMART® Car and electrical vehicles, increasing its internet shopping mall presence, increasing distribution channels, establishing Company owned and franchised ZAP stores, introducing new products, improving existing product lines and developing a strong corporate infrastructure.

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

Item 3. Controls and Procedures

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-QSB.

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

On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation in the Los Angeles Superior Court, under the title ZAP v. DaimlerChrysler AG, et al. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has not yet filed a response to our complaint.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider (CEO of ZAP) individually was reactivated by the plaintiff (Jim Arnold Trucking). The complaint alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plantiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. ZAP intends to assert its defenses vigorously and to litigate its cross-complaint aggressively. The Company requested a trial de novo in this matter on August 22, 2005. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 30, 2005 the Company issued unregistered common stock and various series of warrants as outlined below.

Common Stock issued for the third quarter ended September 30, 2005 were as follows :

On July 8, 2005, we issued 43,361 shares of common stock to Professional Contractors in payment for professional services valued at $52,900.
On July 19, 2005, we issued 28,720 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $31,592.
On August 5, 2005, we issued 9,259 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $10,000.
On August 5, 2005, we issued 1,389 shares of common stock to Employees for employment compensation valued at $1,500.
On August 17, 2005, we issued 6,637 shares of common stock to Professional Contractors in payment for professional services valued at $7,500.
On August 19, 2005, we issued 18,018 shares of common stock to Consultants in payment for professional services valued at $20,000.
On August 19, 2005, we issued 4,505 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $5,000.
On August 23, 2005, we settled an obligation with Lessors, for $12,000, which was paid with 11,429 shares of common stock.
On August 30, 2005, we issued 4,464 shares of common stock to Professional Contractors in payment for professional services valued at $5,000.
On September 9, 2005, we issued 10,000 shares of common stock to Employees, in connection with its exercise of 10,000 employee stock options.
On September 14, 2005, we issued 15,000 shares of common stock to Employees for employment compensation valued at $15,600.
On September 15, 2005, we issued 20,214 shares of common stock to Consultant in payment for professional services valued at $21,225.
On September 15, 2005, we issued 35,000 shares of common stock to Consultant in payment for professional services valued at $36,750.
On September 27, 2005, we issued 8,772 shares of common stock to Professional Contractors in payment for professional services valued at $10,000.

B2 Warrants Issued for the third quarter ended September 30, 2005 were as follows

On September 14, 2005, we issued 500,000 shares of B2 warrants to Consultant in connection with professional services.
On September 14, 2005, we issued 250,000 shares of B2 warrants to Employees for employment contracts and bonuses.
On September 15, 2005, we issued 250,000 shares of B2 warrants to Consultant in connection with professional services.

$1.50 Warrants Issued

On September 20, 2005, we issued 750,000 shares of $1.50 warrants to Lawyers in connection with legal fees.

ZAP ESOP Options Issued for the third quarter ended September 30, 2005 were as follows

On September 14, 2005, we issued 250,000 ESOP options with $1.04 exercise price to ZAP Employees for employment compensation.

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
On May 3, 2005, we purchased real estate with value of $1,045,000 from Property Owners with 355,442 shares of common stock.
On May 9, 2005, we purchased assets with value of $3,000 from Suppliers with 1140 shares of common stock.
On May 9, 2005, we issued 1,826 shares of common stock to Employees for commission bonuses valued at $4,802.
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

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits

A.	Exhibits

10.25	(1) Master Financing Agreement dated September 12, 2005 between ZAP and Surge Capital II,LLC (and related agreements).

10.26	(2) Exclusive Purchase, License and Supply Agreement with OBVIO! Automotoveiculos S.P.E. Ltda dated September 15, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K filed September 16, 2005 and incorporated herein by reference.

(2)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K filed September 21, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated November 11, 2005	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated November 11, 2005	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)