Form 10KSB
period 2005-12-31
ZAP
filed 2006-03-31
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


  (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2005

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ________________

                         Commission file number 0-303000


                                       ZAP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           California                                      94-3210624
---------------------------------              ---------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

501 Fourth Street, Santa Rosa California                      95401
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number            (707) 525-8658

Securities registered under Section 12(b) of the Exchange Act:


  Common Stock, no par value                         NYSE Arca
------------------------------         -----------------------------------------
     Title of Each Class                   Name Exchange on Which Registered


Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State issuer's revenues for its most recent fiscal year. $3,602,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant's as of March 24, 2006 was $35,353,000 computed by reference to the price at which the registrant's Common Stock was last traded on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,870,849 shares of Common Stock, no par value, outstanding as of March 24, 2006.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X]   No [_]


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-KSB, other than Item 13, is incorporated by reference, to the Company's Definitive Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (Check one):    Yes [_]   No [X]

================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
================================================================================

PART I
------

ITEM 1.   DESCRIPTION OF BUSINESS.............................................4

ITEM 2.   DESCRIPTION OF PROPERTY............................................21

ITEM 3.   LEGAL PROCEEDINGS..................................................22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................23



PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
          BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ....................23

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........30

ITEM 7.   FINANCIAL STATEMENTS...............................................36

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................66

ITEM 8A.  CONTROLS AND PROCEDURES............................................66

ITEM 8B.  OTHER INFORMATION..................................................66



PART III
-------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT ...............66

ITEM 10.  EXECUTIVE COMPENSATION ............................................67

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS ...................................67

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................67

ITEM 13.  EXHIBITS...........................................................67

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................70

                                PART 1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report of Form 10-KSB and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

     We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report of Form 10-KSB and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

     o    general economic and industry conditions;
     o    our history of losses, deficits and negative operating cash flows;
     o    our limited operating history;
     o    industry competition;
     o    environmental and government regulation;
     o whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;
     o our ability to attract and retain the personnel qualified to implement our growth strategies;
     o our ability to obtain approval from government authorities for our products;
     o    our ability to protect the patents on our proprietary technology;
     o    our ability to fund our short-term and long-term financing needs; and
     o other factors including those discussed in "Risk Factors" in this annual report on Form 10-KSB and incorporated documents.

     You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

     In this annual report on Form 10-KSB the terms "ZAP," "Company," "we," "us" and "our" refer to ZAP and its subsidiaries.

GENERAL

     ZAP stands for Zero Air Pollution(R). ZAP was founded on September 23, 1994, during an era when government and industry were debating how to solve the country's growing transportation problems. ZAP began to invent, design, manufacture, and market innovative products like its zero-emission ZAP(R)electric bicycle and ZAPPY(R) electric scooter that were cost-effective and practical for world markets. Today, ZAP is moving forward with a campaign to stay at the forefront of fuel-efficient transportation with new technologies, including energy efficient gas systems, hydrogen, electric and other innovative power systems. ZAP is also investing in advanced energy solutions, utilizing advanced batteries, hybrid technology and innovative fuel cell designs.

     In the process of building ZAP, the Company has pioneered a growing niche for alternative transportation. In 1995, ZAP began marketing electric transportation on the Internet through the website at www.zapworld.com. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001 it added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2005 ZAP introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline.

     Today, ZAP is a one-stop portal for a diverse lineup of quality, affordable advanced automotive technologies. ZAP has delivered more than 90,000 vehicles to customers in more than 75 different countries. Our goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with specialty dealers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web site, independent representatives, retail outlets and qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications. We have grown from a single product line to a full product line of electric vehicle and advanced transportation products. Most of our domestic manufacturing has been transferred to lower-cost overseas contract manufacturers.

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

SUBSIDIARIES

     We have the following wholly owned subsidiaries : RAP Group, Inc., a California company ("RAP Group"), Voltage Vehicles, a Nevada company ("Voltage Vehicles"),ZAP Rental Outlet, a Nevada company ("ZAP Rentals"), ZAP Stores, Inc., a California company ("ZAP Stores"), ZAP Manufacturing, Inc., a Nevada company ("ZAP Manufacturing") and ZAP World Outlet, Inc., a California company ("ZAP World"). RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is not currently an operating subsidiary. ZAP World Outlet is not currently operating subsidiaries. RAP Group and Voltage Vehicles were acquired by the Company in July 2002. The RAP Group and Voltage Vehicles have active operations and generated approximately 82% of the Company's consolidated revenues in 2005.

BUSINESS DEVELOPMENT

     Our business strategy has been to develop, acquire and commercialize advanced transportation vehicles and technology, including electric vehicles and electric vehicle power systems, low emission vehicles, fuel cell powered vehicles, hybrid, ethanol and fuel-efficient vehicles. Such vehicles have fundamental, practical and environmental advantages over conventional internal combustion modes of transportation and can be produced commercially on an economically competitive basis.

     In 2005, we continued to enhance and broaden our electric vehicle product line. ZAP entered into an exclusive manufacturing contract with a Chinese automaker to produce a unique car aimed at filling the need for gas-free, all-electric cars that are practical and affordable. Based on this relationship, we introduced the Xebra, the nation's only production all-electric vehicle with top speeds greater than 25 mph. We introduced the ZAPPY Express Scooter, a more powerful electric scooter with a comfortable seat. Further, we introduced electric all-terrain vehicles (ATVs). We also entered into an exclusive distribution agreement with Obvio !, a Brazilian manufacturer of flex-fuel vehicles capable of running on ethanol, gasoline, or any blend of the two. In an effort to become the largest distributor of advanced technology vehicles in the United States, we are actively developing a network of automobile dealers that will be qualified to sell our automobile and consumer products. We have already established dealers in California, Colorado, Pennsylvania, New York, Nevada, Florida, New Hampshire and Washington.

PRODUCT SUMMARY

     We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by a registered importer. We also make the Xebra compliant for the United States market. Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

     Our automobile vehicles are subject to environmental and safety compliance with various Federal and State governmental regulations, including regulations promulgated by the Environmental Protection Agency, National Highway Traffic Safety Administration and Air Resource Board of the State of California (CARB). The costs of these compliance activities can be substantial.

     Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

AUTOMOTIVE LINE
---------------

     The Company possesses exclusive licenses, know-how, and technology that enable the Company to import various foreign made vehicles.

     SMART CAR AMERICANIZED BY ZAP. The Smart Car Americanized by ZAP, which is assembled by Mercedes Benz, is imported through a registered importer and made compliant for sale in the United States. Smart Cars must be modified to meet applicable U.S. laws before they can be sold in the U.S. As of this date and to our knowledge, through proprietary recalibration technology and through compliance contractor, G & K Automotive, which has clearances from the Department of Transportation and letters of conformity from the Enviromental Protection Agency, that allows models of the Smart Car, as modified, to be sold in the U.S. Additional clearances will be needed to sell this vehicle in volumes and to sell other models of the Smart Car. The California Air Resources Board must certify the car before it could be sold in California and four other states. ZAP will need to set up large contractors to handle the demand for this vehicle. The current EPA and DOT clearances gives ZAP the opportunity to be the first to market and distribute Smart Cars as Americanized for ZAP in the U.S. ZAP is not affiliated with, or authorized by, SMART GMBH, the manufacturer of SMART automobiles, or the SmartUSA division of Mercedes-Benz LLC, the exclusive authorized U.S. importer and distributor of those vehicles.

     The Smart Car has a gas turbo engine. The car is a two-passenger coupe eight feet in length that provides ample room for two adult passengers. Other "smart" features and options of the Smart Car Americanized by ZAP include a 61-hp, 3-cyclinder turbocharged engine, equipped with an advanced electronic stabilization program, or ESP, an anti-skid design that throttles the engine torque along with an anti-lock braking system. The unique 6-speed automatic gear transmission with kick down function allows the user to switch between "automatic" and "manual" gear shifting via a control program that changes gears in response to varying driving characteristics. These cars are and will be sold through Voltage Vehicles to qualified ZAP dealers.

     ZAP XEBRA. This electric vehicle is the only production Electric Vehicle ("EV") offered in the U.S. with a top speed of 40 miles per hour. It will also be the first vehicle imported from China. There will initially be two models offered, a 4 passenger vehicle with its niche focused on city/commuter use, and a 1 seat industrial vehicle with a pickup bed focused on municipalities, maintenance, universities and warehouses. The Xebra passenger will have an MSRP of less than $10,000.

     OBVIO!. OBVIO ! Automotoveiculos S.P.E. Ltda of Rio de Janeiro, Brasil has assembled a network of suppliers to incorporate the latest advances in automotive engineering into a new generation of automobiles that meets the challenges of today's urban driving. Cars imported from OBVIO! will have trybrid technology meaning the cars can run on gasoline, electricity, and alcohol. OBVIO! is anticipated to be available in fall 2007, and will be available in two models - an economy 828 model, and a full-performance 012 model.

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

     ZAPPY EXPRESS. The ZAPPY Express scooter is a powerful two-wheeled scooter with a comfortable seat. This model is more powerful, has greater speed, and more range per charge than any other of our scooter lines. This vehicle is also not subject to state vehicle registration laws, and may be sold directly to consumers.

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

ENERGY PRODUCTS
---------------

     ZAP PORTABLE ENERGY(TM). This is a portable lithium energy power source and battery charger for low-voltage consumer electronic products. This device uses a "smart" microprocessor control system to power multiple hand-held electronic devices or to charge batteries. The ZAP Portable Energy can be used to power avariety of mobile consumer electronic devices, such as PDAs, digital cameras,cellular telephones, MP3 players, laptops and equivalent low-voltage devices. We manufacture the ZAP Portable Energy in China for distribution and sale in the United States under our name. We are marketing and planning to sell this product through independent representatives for resale and distribution to retail stores, as well as directly to consumers over our Internet sales portal.

     MICROPROCESSOR DRIVE CONTROLLERS. We are working to develop, independently and in collaboration with other companies, a series of low cost proprietary controller microprocessors for all of our products. These devices will increase efficiency and lower costs of operation by providing more efficient use of power to charge and to power our products.

     FUEL CELL TECHNOLOGIES. In August 2004, Voltage Vehicles entered into an exclusive distribution agreement with Apollo to acquire certain exclusive rights to purchase and market Apollo products including Alkaline Fuel Cell products, Tri-Polar Lead-Cobalt battery technology, and certain propulsion systems, together with related advanced technology products owned by Apollo. Our Chief Executive Officer, Mr. Steven Schneider is a member of the Advisory Board of Directors of Apollo. The Company demonstrated its first hybrid fuel cell vehicle in the fourth quarter of 2005. In December 2004, we entered into an exclusive purchase and distribution agreement with Anuvu for their patented fuel cell for on road applications, and completed the production of a prototype fuel cell car.

DISTRIBUTION AND MARKET OUTLETS

     We employ the following methods to distribute our products:

     AUTO DEALER PROGRAM. The Company began establishing ZAP qualified auto dealers in various locations in the United States in the fourth quarter of 2003. We started to receive commitments from each qualified dealer to purchase a minimum number of vehicles annually. In 2004, we expanded this network to include the gas-efficient Smart Car Americanized by ZAP. Currently, we have qualified dealers in New York, New Hampshire, Nevada, Colorado, Pennsylvania, Florida, California and Washington. We intend to use these ZAP qualified dealers to sell all ZAPCAR (TM) . Some dealers will also sell other vehicle products, such as scooters and bikes, depending on demand.

     RAP GROUP, INC. The Company distributes its conventional cars through RAP, a wholly owned subsidiary, located in Fulton, California.

     RETAIL OUTLETS. The Company markets its consumer products to independent representatives and retail outlets, as well as undertaking direct marketing activities with these entities.

     ELECTRIC VEHICLE RENTAL PROGRAM. The Company established ZAP Rental Outlets in 2002 to rent neighborhood electric vehicles in tourist locations. In

September 2003, we acquired a fleet of electric vehicles. Some of these have been sold and others are being rented from time to time in various locations.

     INTERNET SALES. The Company markets and sells its consumer products directly to consumers on its Web site.

ACQUISITION OF NEW BUSINESSES AND ASSETS

     On March 1, 2004, we entered into an Asset Purchase Agreement with Electric Transportation Company, LLC, a California limited liability company ("ETC"), to purchase certain assets including electric vehicles and intellectual property. We paid ETC for the assets by issuing 121,951 shares of our common stock valued at $250,000 as consideration for the purchase of the assets.

     The Company has acquired from Smart Automobile LLC the exclusive distribution, marketing, and technology rights throughout the United States to make the Smart Cars U.S. compliant, through registered importer G & K Automotive,for a period of ten years. These rights also included the proprietary computer technology and process for making vehicles DOT and EPA compliant. These rights were acquired through the payment of $1 million in cash upon execution of the agreements, $1 million in cash upon delivery of the first 1,000 Smart Cars, and $8 million in preferred stock. A more detailed conversion agreement was completed and signed on October 25, 2004. Under this agreement Smart Automobile, LLC (SA) exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred Shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005, and 2006 that are fully EPA compliant to sell in the United States allow the holder of 500 preferred stock SA to convert to $500,000 of common and stock and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable until July 7, 2009, or when all the preferred shares have been converted. Upon EPA compliance, and the legal right to sell the first 98 vehicles currently in inventory, the holder can convert 500 preferred shares to $500,000 common stock immediately, and receive 505,000 warrants. This was issued in 2004. SA was also granted a $1 million loan. This loan is currently in default. As of March 31, 2006, Smart Automobile had delivered 96 Smart Cars Americanized by ZAP to the Company for sale in the United States. Smart Automobile is not affiliated with Mercedes Benz.

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

RESEARCH AND PRODUCT DEVELOPMENT; PRODUCT DISTRIBUTION

     We are primarily a marketer and distributor of ZAP products and products manufactured for ZAP, such as the ZAP Xebra and the Smart Car Americanized by ZAP. Thus, we do not currently require large expenditures for internal research and development costs. In order to maintain our competitive advantage, we search globally for the latest advanced technology vehicles and then assess the feasibility of including the new item into our product lines. We look to acquire new technologies through development agreements, licenses and distribution agreements. We are primarily focused on developing ZAP qualified dealers throughout the United States that will sell our automobile and consumer products, in creating relationships with independent representatives and mass merchandisers for the distribution and sale of our products to consumers, and in direct sales to consumers through our Internet sales portal.

LICENSES, PATENTS AND TRADEMARKS

     We have the following patents covering our electric vehicles:

   ---------------------------- --------------------- --------------------------
      UNITED STATES PATENT              DATE              SUBJECT OF PATENT
   ---------------------------- --------------------- --------------------------
   Patent No. 5,491,390         February 13,1996      Electric motor power
                                                      system for bicycles,
                                                      tricycles, and scooters
   ---------------------------- --------------------- --------------------------
   Patent No. 5,671,821         September 30, 1997    Electric motor system
   ---------------------------- --------------------- --------------------------
   Patent No. 5,848,660         December 15, 1998     ZAPPY scooter
   ---------------------------- --------------------- --------------------------
   Design Patent No. 433,718    November 14, 2000     ZAPPY scooter
   ---------------------------- --------------------- --------------------------
   Patent No. 6,059,062         Acquired in December  Powered roller skates
                                1999 in the empower
                                acquisition
   ---------------------------- --------------------- --------------------------
   Patent No. 6,050,357                               Powered skateboard
   ---------------------------- --------------------- --------------------------
   Patent No. 5,423,278         June 13, 1995         Submersible marine vessel
   ---------------------------- --------------------- --------------------------

   ---------------------------- --------------------- --------------------------
   Patent No. 5,634,423         June 3, 1997          Personal submersible
                                                      marine vehicle
   ---------------------------- --------------------- --------------------------
   Patent No. 5,303,666         April 19, 1994        Submersible marine vessel
   ---------------------------- --------------------- --------------------------
   Design Patent No. 347,418    May 31, 1994          Scuba scooter
   ---------------------------- --------------------- --------------------------
   Design Patent No. 359,022    June 6, 1995          Scuba scooter
   ---------------------------- --------------------- --------------------------
   Design Patent No. 453,726S   February 19, 2002     Submersible marine vehicle
   ---------------------------- --------------------- --------------------------
   Patent No. 6,748,892         June 15, 2004         Seascooter
   ---------------------------- --------------------- --------------------------
   Patent No. 115,434                                 Powered Scooter
   ---------------------------- --------------------- --------------------------

     We also hold several other patents in the electric vehicle industry. As part of our acquisition of all of the assets of Electric Vehicles Systems Inc., we also acquired the PowerSki(R) trademark (Registration #No. 2,224,640) and two United States Patents (Patent #No. 5,735,361) and (Patent #No. 5,913,373). We currently have a patent pending for the ZAPPY3.

     We also have several copyright registrations for various advertisements that we use to promote our products.

     We hold and utilize several trademarks: we were assigned the trademark ZAP(R) on September 23, 1994 (Reg. No. 1,794,866); the ELECTRICRUIZER(R) mark was registered on April 2, 1999 (Reg. No. 2,248,753); the ZAPPY(R) mark was registered on March 21, 2000 (Reg. No. 2,330,894); the POWERBIKE(R) mark was registered on June 1, 1999; trademark ZAPWORLD.COM(R) was registered on July 25, 2000 (Reg. No. 2,371,240); the trademark ZAP Electric Vehicle Outlet (R) was registered on March 28, 2000 (Reg. No. 2,335,090); the mark Zero Air Pollution
(R) was registered on February 28, 2000 (Reg. No. 2,320,346); SWIMMY was registered on July 25, 2003 (Reg. No.2,689,203). In 2004, ZAP was issued the trademark ZAP Seascooter(R) and was registered on September 21, 2004 (Reg. No.2,885,816). ZAP Car(R)was registered (Reg. No. 6,912,329) on December 21, 2004.

BACKLOG

     As of March 30, 2006, the Company has over $1 billion in dated backlog orders from auto-dealer purchase contracts for the Smart Cars Americanized for ZAP. The Company still has these orders in hand, however, due to delays beyond ZAP's control,the Company will need additional converters, and suppliers to fulfill these orders, and continued government approvals and has no commitment or time table to complete this number of Smart-Cars Americanized for ZAP for sale in the U.S. market at this time. Through March 30, 2006, ZAP has delivered or scheduled to deliver approximately $2.4 million in Smart-Cars Americanized for ZAP. The backlog for our consumer products on the same date was $39,700. We are planning to introduce new consumer product models shortly. We also have a backlog of $220,000 for various electric vehicles that we anticipate shipping by the end of second quarter of 2006.

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

EMPLOYEES

     As of March 30, 2006, the Company had a total of 31 employees. We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

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

     Under the confirmed plan of reorganization we were able to: (a) alter our equity and debt structures to permit us to emerge from the reorganization proceedings with a viable capital structure; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and
(c) settle, compromise, or otherwise dispose of certain claims and interests on terms that we believed to be fair and reasonable and in the best interests of their respective estates, creditors, and stakeholders. Under the terms the confirmed plan of reorganization the Company undertook and completed the following:

          o    A 6 -to -1 reverse stock split of our common stock;
          o The common shareholders received one warrant in Series B, C and D to purchase common stock for each common share issued to the claimant (post stock-split);
          o The cancellation of certain indebtedness in exchange for cash, common stock and/or warrants to purchase shares of common stock. The warrants were issued to each claimant during 2002;
          o Payment of $50,000 to a claimant of secured pre-petition debt. $50,000 is the estimated value of the collateral, plus 5% interest on a declining balance, payable monthly over three years, commencing August 20, 2002;
          o Conversion of 2,250 shares of our preferred stock, originally valued at $1,000 per share, into 630,000 shares of common stock (post the 6:1 reverse stock split). The preferred shareholders also received 2.5 million Series A warrants, to vest in accordance with a schedule outlined in the Plan and one warrant in Series B, C and D to purchase common stock for each common share issued to the claimant;
          o The assumption and assignment, or rejection of executory contracts or unexpired leases to which we were a party;
          o Authorization to issue 100 million shares of common stock and 50 million shares of preferred stock.
          o Authorization to issue 10 million common shares each for the following warrants: Series A, B, C, D and K for a total of 50 million warrants, with the expiration dates for the warrants ranging from 12 to 36 months;
          o The creation of an Incentive Stock Option Plan for employees within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, with an option by the Incentive Stock Option Plan to purchase 10 million shares of ZAP common stock at an exercise price equal to the closing price on the date of issue;
          o Authorization to execute a $500,000 convertible debenture for the purchase of inventory from a new supplier in exchange for a note with interest at 6% per annum; or shares of common stock at $0.50 per share or 15% of the outstanding shares of the Reorganized ZAP, whichever amount is greater. The supplier was also given warrants in Series B, C and D for each common share owned (The entire debt was converted to common stock during 2002); and
          o Authorization to complete the acquisition of Voltage Vehicles and RAP Group, Inc. effective July 1, 2002.

RISK FACTORS

We have a history of losses, and we might not achieve or maintain profitability.

Since we began operation in 1994, we have not generated a profit from operations during any fiscal year. Our net sales decreased in 2005 to $3,602,000 from those in 2004 ($4,772,000), and 2004 net sales were less than those for 2003 ($5,828,000). We incurred net losses of $23,501,000, $27,834,000 and $5,542,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

As a consequence, we can give no assurance that we will be able to operate profitably in the future.

In each of the 11 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private and public offerings of our equity securities. Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing. If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business and force us to cease operations. Our cash on hand declined from $5.4 million on December 31, 2004 to $1.5 million on December 31, 2005. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We face intense competition which could cause us to lose market share.

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda, Toyota, and Daimler-Chrysler, who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently working to develop, market, and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP PE. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop, maintain, and extend our current technology and market position.

Our Smart Car is produced and sold outside of the United States by Daimler-Chrysler. If Daimler-Chrysler decides to sell the Smart Car in the United States, which it has indicated it could do as early as 2007, it could have a substantial adverse effect on the Company's Smart Car business.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial growth and change in the last few years. To-date, demand for and interest in electric vehicles has been sporadic. As a result, growth in the electric vehicle industry depends on many factors, including:

     continued development of product technology;
     the environmental consciousness of customers;
     the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;
     widespread electricity shortages and the resultant increase in electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;
     and future regulation and legislation requiring increased use of nonpolluting vehicles.

We cannot assure you that growth in the electric vehicle industry will continue. Our business may suffer if growth in the electric vehicle industry slows down or if we are unable to maintain the pace of industry demands.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position.

Our current products are designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or create necessary technology. As a result, our potential inability to adapt and develop the necessary technology may harm our competitive position.

The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business.

We rely on a small group of suppliers to provide us with components for our products, some of whom are located outside of the United States. If these suppliers become unwilling or unable to provide components, there are a limited number of alternative suppliers who could provide them. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could affect our ability to receive components from our suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

Our Smart Car products are currently acquired overseas through retail purchases from sales lots or from brokers in Europe and Asia. Daimler-Chrysler has refused to sell the Smart Car to us directly, and there is no assurance that we will continue to be able to purchase a sufficient number of Smart Cars at retail or from brokers. Our Smart Cars must be modified to meet applicable U.S. and state regulations. We have a contract with the only companies who are qualified to do these modifications, Smart Automobile LLC and its compliance contractor, G&K Automotive, which has clearances from the Department of Transportation and a letter of conformity from the Environmental Protection Agency. We are therefore dependent on these companies for the continued delivery of Americanized Smart Cars.

As described elsewhere, we have entered into a contract with a Brazilian automobile manufacturer, OBVIO, for the delivery of 50,000 multi-fuel vehicles in two different models. OBVIO is a new developer and manufacturer of automobiles in Brazil and there are many risks associated with its design and manufacturing of cars for us, including, but not limited to, risks associated with the constructing its factory, hiring personnel, acquiring equipment, assembling a network of suppliers and developing the vehicle assembly process.

Litigation risks.

On October 28, 2005, we filed a Complaint against Daimler-Chrysler Corporation and others in Los Angeles Superior Court. The Complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract/agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The Complaint alleges that Daimler-Chrysler has engaged in a series of anti-competitive tactics aimed at defaming us and disrupting our third-party relationships. The Complaint requests damages in excess of $500 million and other relief. Although Daimler-Chrysler has not yet filed a response to our Complaint, we anticipate that it will vigorously defend these charges and may file counterclaims against us. Daimler-Chrysler has significantly stronger financial and other resources, and could force us to expend significant time and money in a protracted legal battle. There is no assurance that we would be successful on our claims and we may be subject to liability on any counterclaims that Daimler-Chrysler may assert. The litigation could also be disruptive to our business and divert the time and effort of our key executives and other personnel.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for our consumer products for risks of up to an aggregate of $2,000,000, that insurance may be inadequate to cover all potential product claims. We also carry liability insurance on our automobile products. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. Although we have experienced no product liability claims or product recalls through March 31, 2006, there is a risk that such claims and/or recalls could occur in the future.

The implementation of a product distribution network presents many risks.

One of our primary goals has been to increase the capacity of our product distribution network. Unfortunately, dealers are often hesitant to provide their own financing to contribute to this network. As a result, we have had to, and we anticipate that we will continue to have to, provide financing for dealers who would like to participate as our regional distribution centers.

The further expansion of our product distribution network will require a significant capital investment and will require extensive amounts of time from our management. A capital investment such as this presents many risks, foremost among them being that we may not realize a significant return on our investment if the network is not profitable. Our inability to collect receivables from our dealers could cause us to suffer losses. Lastly, the amount of time that our management will need to devote to this project may divert them from performing other functions necessary to assure the success of our business.

Failure to manage our growth effectively could adversely affect our business.

We plan to increase sales and expand our operations substantially during the next several years through internally-generated growth and the acquisition of businesses and products.

To manage our growth, we believe we must continue to implement and improve our operational, manufacturing, and research and development departments. We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change. An inability to successfully operate recently acquired businesses and manage existing business would harm our operations.

The loss of certain key personnel could significantly harm our business.

The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer, Mr. Starr, our Chairman of the Board, or Mr. Scheder-Bieschin, our President, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental.

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that the products we have sold are materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with this regulation could be burdensome, time consuming, and expensive.

Our automobile products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and Air Resource Board of the State of California, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. Although the Company has been marketing its Smart Car product in the United States, the car must be certified by the California Air Resources Board before it can be sold in California, New York, and three other states. In addition, the two models of our OBVIO products will need to satisfy all regulatory requirements before they can be sold in the United States. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

International expansion may cause problems for us.

We have been shifting our manufacturing overseas, including contracting with OBVIO, a Brazilian company, for the manufacture of 50,000 vehicles over three years. There are many risks associated with international business. These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur. A failure to successfully mitigate any of these potential risks could damage our business.

We may not be able to protect our internet address.

We currently hold the internet address, http://www.zapworld.com, a portal through which we sell our products. We may not be able to prevent third parties from acquiring internet addresses that are confusingly similar to our address, which could adversely affect our business. Governmental agencies and their designees generally regulate the acquisition and maintenance of internet addresses. However, the regulation of internet addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant internet addresses in all countries where we conduct business.

Our success is heavily dependent on protecting our intellectual property rights.

We rely on a combination of patent, copyright, trademark, and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We hold several patents registered with the United States Patent and Trademark Office. These registrations include both design patents and utility patents. In addition, we have recently submitted provisional patents which may or may not be afforded the limited protection associated with provisional patents. We have also registered numerous trademarks with the United States Patent and Trademark Office, and have several pending at this time. We cannot assure you that the trademarks and patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

We also rely on trade secrets and new technologies to maintain our competitive position. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may be exposed to liability for infringing intellectual property rights of other companies.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.

Risk of Unregistered Securities Offering.

     In the past, we have had numerous sales of our securities which were not registered under federal or state securities laws. We have strived to comply with all applicable Federal and state securities laws in connection with our issuances of unregistered securities. However to the extent we have not complied, there may be liability for the purchase price of the securities sold together with interest and the potential of regulatory sanctions

Risk of Delisting.

     On December 19, 2005, we received a notice from the staff of PCX Equities, Inc. ("PCXE"), a subsidiary of the Pacific Exchange that we had not met their listing maintenance requirements for share bid price set forth in PCXE Rule 5.5(h)(4). In response to that notice, we developed a plan addressing the listing deficiency and provided it to the PCXE Staff. On January 19, 2006, we were notified by the PCXE Equity Qualification Panel that the Panel had considered our plan for the listing deficiency and will permit us to maintain our listing on the Archipelago Exchange, subject to regaining compliance in accordance with the terms of the Panel's notice. Under the Panel's notice, we must regain the one dollar minimum price per share requirement by our next annual shareholders meeting, tentatively scheduled for June 2006 or, in the alternative, receive shareholder approval at such meeting for a reverse stock split in a ratio designed to regain compliance with the share bid price requirement. On March 7, 2006, we were notified that the Archipelago Exchange and Pacific Exchange were renamed as "NYSE Arca," In connection with their acquisition by an affiliate of the New York Stock Exchange. On March 24,2006 the closing sales price of our common stock was $1.35.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

     The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. See Item 5. Market For Common Equity and Related Shareholder Matters. For example, on December 31, 2004, our stock had a high of $5.15 and on December 31, 2005, it had a low of $.26. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or about its purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

A substantial number of shares we have issued in exempt transactions are, or are being made, available for sale on the open market, and the resale of these securities might adversely affect our stock price.

     We have on file with the SEC effective registration statements for a substantial number of shares for resale. The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

     The sale of a substantial number of shares of our commons stock under our registration statements, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

     We have not achieved profitable operations and if we do realize a profit in the future, we anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the direction of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion.


ITEM 2.   DESCRIPTION OF PROPERTY.

     The chart below contains a summary of our principal facilities:

Location                              Use              Square Feet      Rent
---------------------------   -------------------   -----------   -----------
501 Fourth Street, SR         Corporate Headquarters     20,000   $     - (1)
44720 Main Street,Mendocino   Retail Outlet               5,507   $     - (2)
6784 Sebastopol Avenue, Seb   Distribution Center        10,000   $ 6,607
6786 Sebastopol Avenue, Seb   Warehouse                   6,000   $ 4,162
6793 Mc Kinley Street, Seb    Warehouse                   4,000   $ 2,774
3362 Fulton Road, SR          Office, Automobile Lot     10,000   $ 5,000
3405 Fulton Road, SR          Automobile Lot             11,000   $ 5,500

(1) Under the terms of the Mortgage, dated March 7, 2003, between the Company and Atocha Land LLC concerning the Fourth Street location, monthly payments of principal and interest amortizing the underlying $2 million debt have commenced on April 7, 2005, with the interest at the prime rate plus 2%. The underlying debt may be converted to ZAP's common shares at Atocha's option. See also below.
(2) In the second quarter of 2005, ZAP issued 455,442 common shares in exchange for the purchase of real estate. ZAP recorded the common shares at the appraised value of the real estate. Under the terms of the purchase, ZAP is obligated to issue additional common shares for no additional consideration if after 1 year the market price of ZAP's common shares is less than the market price at their date of issuance.

The Company purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is in downtown Santa Rosa. Over the years it was updated and remodeled by previous owners and the Company. The Company has renovated the building during its ownership with new carpets, paint and remodeled to include a new showroom and conference room. The building and contents are adequately insured in the opinion of management. The Company occupies more than 90 percent of the building. The property tax rate is set at 1 percent per year of the assessed value (currently set at the 2004 appraised value of $2.9 million). The building is being depreciated over a 30 year useful life. The Company has a $2 million convertible note due in March 2025, with annual interest at 7.5%. The Company began making payments in April 2005 of $15,166 per month. The note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The seller also received common stock and warrants in connection with the transaction. The Company purchased the Mendocino California property in May 2005 which is currently being used as a retail outlet. The net book value of our real estate holdings at December 31, 2005 was approximately $4 million.

     The rest of our facilities are leased. The property located at 3405 and 3362 Fulton Road is rented on a month-by-month basis from ZAP's Chief Executive Officer. The lease for the property at 6784 Sebastopol Avenue expired in February 2006 and is now monthly. The company is in the process of locating new warehouse space. The Company plans to renew the month to month leases based on the Company's needs. The Company believes these properties are adequate for the Company's foreseeable needs.

     It is management's opinion that our insurance policies cover all insurance requirements of the landlords. We own the basic tools, machinery and equipment necessary for the conduct of our repairs, our minimal research and development, and vehicle prototyping activities. We believe that the above facilities are generally adequate for present operations.

ITEM 3.   LEGAL PROCEEDINGS.

     In the normal course of business, we may become involved with various litigation proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

     A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the CEO of ZAP, individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges breach of contract, promissory estoppel and fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. ZAP intends to assert its defenses vigorously and to litigate its cross-complaint aggressively. A settlement conference is set for April 19, 2006. The Company has also requested a trial in this matter on May 2, 2006. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

     On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation and others in the Los Angeles Superior Court, under the title ZAP V. DAIMLERCHRYSLER AG, ET AL. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has not yet filed a response to our complaint.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year-ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been listed on the NYSE Arca Exchange (previously the Pacific Exchange and the Arca Exchange) under the symbol "ZP" since June, 2005. Prior to that date, it was quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board. For the periods since our listing on the NYSE Arca Exchange, following table sets forth the high and low sales prices for the periods indicated. For the periods prior to our listing on the NYSE Arca Exchange the table sets forth the high and low bid prices for our common stock for the periods indicated and Quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not be reflective of actual transactions


                                                       BID PRICE
                                                -----------------------
      PERIOD                                     HIGH              LOW
--------------------------------------------    ------           ------
FISCAL YEAR 2005:
   DECEMBER 31, 2005                            $ 1.07           $ 0.26
   SEPTEMBER 30, 2005                             1.40             0.96
   JUNE 30, 2005                                  3.03             0.93
   MARCH 31, 2005                                 3.56             2.35

FISCAL YEAR 2004:
   DECEMBER 31, 2004                            $ 5.15           $ 1.06
   SEPTEMBER 30, 2004                             2.60             0.81
   JUNE 30, 2004                                  4.20             0.55
   MARCH 31, 2004                                 0.95             0.53

HOLDERS

     We have approximately 3,735 record holders of our common stock as of March 24, 2006, according to a shareholders' list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

DIVIDEND POLICY

     We have never declared nor paid any cash dividends on our common stock, and we do not anticipate that we will pay any dividends on our common stock in the foreseeable future. Any future determination to declare and pay of cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.



RECENT SALES OF UNREGISTERED SECURITIES

     We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the year covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

COMMON STOCK ISSUED

On January 1, 2005, we issued 116,099 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On January 1, 2005, we issued 288 shares of common stock to C Warrant Holders, in connection with its exercise of warrants.
On January 5, 2005, we purchased assets with value of $15,989 from Suppliers with 5,420 shares of common stock.
On January 13, 2005, we issued 30,000 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $83,100.
On January 14, 2005, we issued 51,376 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On January 14, 2005, we issued 42 shares of common stock to C Warrant Holders, in connection with its exercise of warrants.
On January 14, 2005, we purchased inventory with value of $247,500 from Suppliers with 90,000 shares of common stock.
On January 20, 2005, we issued 10,000 shares of common stock to Consultant in payment for professional services valued at $23,500.
On January 20, 2005, we settled an obligation with a professional organization, for $13,600, which was paid with 5,787 shares of common stock.
On January 24, 2005, we issued 14,193 shares of common stock to B and B2 Warrant Holders, in connection with its exercise of warrants.
On January 28, 2005, we issued 382 shares of common stock to Professional Organization in payment for professional services valued at $1000.
On January 28, 2005, we issued 11,699 shares of common stock to Employees for employment bonuses valued at $30,651.
On January 28, 2005, we purchased assets with value of $3,500 from Suppliers with 1,336 shares of common stock.
On January 28, 2005, we issued 3,817 shares of common stock to Professional Contractors in payment for professional services valued at $10,000.
On January 28, 2005, we issued 83,166 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 2, 2005, we issued 70,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 2, 2005, we purchased assets with value of $72.75 from Suppliers with 25 shares of common stock.
On February 8, 2005, we issued 2,631 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 8, 2005, we issued 1,678 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $5,000.
On February 15, 2005 the Company issued 600,000 shares of common stock to accredited investors for $1,250,125.

On February 15, 2005, we settled an obligation with Lessors, for $81,600, which was paid with 29,781 shares of common stock.
On February 15, 2005, we issued 32,920 shares of common stock to various Consultants in payment for professional services valued at $90,200.
On February 23, 2005, we issued 727 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On February 23, 2005, we settled an obligation with a Dealer, for $34,200, which was paid with 12,000 shares of common stock.
On March 1, 2005, we issued 955 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 2, 2005, we purchased inventory with value of $7,250 from Suppliers with 3,593 shares of common stock.
On March 8, 2005, we settled an obligation with Professional Organization, for $10,000, which was paid with 2,932 shares of common stock.
On March 8, 2005, we issued 150,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 11, 2005, we issued 100,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 14, 2005, we issued 5,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 14, 2005, we issued 3,571 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $10,000.
On March 14, 2005, we purchased assets with value of $25,850 from Suppliers with 13,376 shares of common stock.
On March 14, 2005, we issued 929 shares of common stock to Employees for employment bonuses valued at $2,600.
On March 17, 2005 the Company cancelled 200,000 shares of common stock to institutional investors in connection with cancellation of a financing deal. Money was returned to the institutional investor.
On March 23, 2005, we issued 700 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On March 23, 2005, we issued 19,940 shares of common stock to Professional Contractors in payment for professional services valued at $55,035.
On March 28, 2005, we issued 30,000 shares of common stock to B2 Warrant Holders, in connection with its exercise of warrants.
On March 28, 2005, we issued 1,544 shares of common stock to Employees for employment bonuses valued at $4,600.
On March 28, 2005, we issued 5,369 shares of common stock to Consultant in payment for professional services valued at $16,000.
On April 6, 2005, we issued 100,000 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.
On April 6, 2005, we issued 29,754 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $85,691.
On April 7, 2005, we issued 41,095 shares of common stock to Contractors in payment for professional services valued at $120,000.
On April 14, 2005, we issued 16,716 shares of common stock to Employees for commission bonuses valued at $47,141.
On April 14, 2005, we issued 3,546 shares of common stock to Contractors in payment for professional services valued at $10,000.
On April 27, 2005, we issued 4,000 shares of common stock to Employees for commission bonuses valued at $11,802.
On April 29, 2005, we issued 177 shares of common stock to Contractors in payment for professional services valued at $500.
On April 29, 2005, we issued 333 shares of common stock to B Warrant Holders, in connection with its exercise of warrants.

On May 3, 2005, we purchased real estate with value of $1,045,000 from Property Owners with 355,442 shares of common stock.
On May 9, 2005, we purchased assets with value of $3,000 from Suppliers with 1140 shares of common stock.
On May 9, 2005, we issued 1826 shares of common stock to Employees for commission bonuses valued at $4,800.
On May 18, 2005, we purchased assets with value of $1,000 from Suppliers with 377 shares of common stock.
On May 19, 2005, we issued 150,000 shares of common stock to K Warrant Holders, in connection with its exercise of warrants.
On May 25, 2005, we issued 3,093 shares of common stock to Employees for commission bonuses valued at $6,000.
On May 25, 2005, we issued 258 shares of common stock to Consultants in payment for professional services valued at $500.
On June 1, 2005, we issued 19,108 shares of common stock to Contractors in payment for professional services valued at $30,000.
On June 7, 2005, we issued 3,571 shares of common stock to Contractors in payment for professional services valued at $3,321.
On June 7, 2005, we issued 1,000 shares of common stock to Employees for bonuses valued at $930.
On June 7, 2005, we established a deposit reserve for real estate with value of $93,000 from Property Owners with 100,000 shares of common stock.
On June 7, 2005, we purchased inventory with value of $785 from Suppliers with 844 shares of common stock.
On June 14, 2005, we purchased inventory with value of $3,000 from Suppliers with 2,128 shares of common stock.
On June 17, 2005, we settled an obligation with Lessors, for $63,000, which was paid with 42,000 shares of common stock.
On June 17, 2005, we issued 13,333 shares of common stock to Contractors in payment for professional services valued at $20,000.
On June 27, 2005, we settled an obligation with Contractors, for $1,784, which was paid with 1,166 shares of common stock.
On June 30, 2005, we issued 27,105 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $36,592.
On June 30, 2005, we issued 940 shares of common stock to Contractors in payment for professional services valued at $1,270.
On June 30, 2005, we issued 1,481 shares of common stock to Contractors in payment for professional services valued at $2,000.
On July 8, 2005, we issued 43,361 shares of common stock to Professional Contractors in payment for professional services valued at $52,900.
On July 19, 2005, we issued 28,720 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $31,592.
On August 5, 2005, we issued 9,259 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $10,000.
On August 5, 2005, we issued 1,389 shares of common stock to Employees for employment compensation valued at $1,500.
On August 17, 2005, we issued 6,637 shares of common stock to Professional Contractors in payment for professional services valued at $7,500.
On August 19, 2005, we issued 18,018 shares of common stock to Consultants in payment for professional services valued at $20,000.
On August 19, 2005, we issued 4,505 shares of common stock to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company valued at $5,000.

On August 23, 2005, we settled an obligation with Lessors, for $12,000, which was paid with 11,429 shares of common stock.
On August 30, 2005, we issued 4,464 shares of common stock to Professional Contractors in payment for professional services valued at $5,000.
On September 9, 2005, we issued 10,000 shares of common stock to Employees, in connection with its exercise of 10,000 employee stock options.
On September 14, 2005, we issued 15,000 shares of common stock to Employees for employment compensation valued at $15,600.
On September 15, 2005, we issued 20,214 shares of common stock to Consultant in payment for professional services valued at $21,225.
On September 15, 2005, we issued 35,000 shares of common stock to Consultant in payment for professional services valued at $36,750.
On September 27, 2005, we issued 8,772 shares of common stock to Professional Contractors in payment for professional services valued at $10,000.
On October 13, 2005, we issued 27,956 shares of common stock to Professional Contractors in payment for professional services valued at $26,000.
On October 21, 2005, we issued 31,875 shares of common stock to Professional Contractors in payment for professional services valued at $25,500.
On October 27, 2005, we settled an obligation with Lessors for $25,296, which was paid with 31,230 shares of common stock.
On October 27, 2005, we issued 61,728 shares of common stock to Professional Contractors in payment for professional services valued at $50,000.
On October 28, 2005, we issued 61,728 shares of common stock to Consultants in payment for professional services valued at $50,000.
On November 3, 2005, we purchased assets with value of $11,600 from Contractors with 14,321 shares of common stock.
On November 3, 2005, we issued 4,938 shares of common stock to Professional Contractors in payment for professional services valued at $4,000.
On November 9, 2005, we purchased inventory with value of $4,500 from Suppliers with 5,625 shares of common stock.
On November 14, 2005, we issued 6,667 shares of common stock to Consultants in payment for professional services valued at $5,000.
On November 14, 2005, we issued 3,333 shares of common stock to Professional Contractors in payment for professional services valued at $2,500.
On November 15, 2005, we purchased inventory with value of $177,204 from Suppliers with 192,613 shares of common stock.
On November 28, 2005, we issued 100,000 shares of common stock to Professional Contractors in payment for professional services valued at $100,000.
On November 28, 2005, we issued 66,579 shares of common stock to Consultants in payment for professional services valued at $25,300.

ZAP ESOP OPTIONS ISSUED

On March 14, 2005, we issued 120,000 ESOP options with $2.80 exercise price to ZAP Employees for employment compensation.
On June 7, 2005, we issued 1,248,194 ESOP options with $0.93 exercise price to ZAP Employees for employment compensation.
On September 14, 2005, we issued 250,000 ESOP options with $1.04 exercise price to ZAP Employees for employment compensation.
On December 1, 2005, we issued 50,000 ESOP options with $0.65 exercise price to ZAP Employee for employment compensation.

$1.50 WARRANTS ISSUED

On September 20, 2005, we issued 750,000 shares of $1.50 warrants to Lawyers in connection with legal fees.

On October 21, 2005, we issued 75,000 shares of $1.50 warrants to Consultants in payment for professional services.

$2.50 WARRANTS ISSUED

On February 15, 2005 the Company issued 300,000 shares of $2.50 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $2.50 warrants to Consultant in payment for professional services.

$3.05 WARRANTS ISSUED

On February 15, 2005, we issued 1,125,000 shares of $3.05 warrants to Consultants in connection to a consulting agreement.

$3.25 WARRANTS ISSUED

On January 20, 2005, we issued 200,000 shares of $3.25 warrants to Consultants in connection to a consulting agreement.
On February 7, 2005, we issued 1,000,000 shares of $3.25 warrants to Consultants in connection to a consulting agreement.
On February 15, 2005 the Company issued 300,000 shares of $3.25 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $3.25 warrants to Consultant in payment for professional services.
On March 3, 2005, we issued 1,000,000 shares of $3.25 warrants to Lawyers in settlement of indebtedness arising from the provision of legal services rendered to the Company.
On March 8, 2005, we issued 600,000 shares of $3.25 warrants to Consultants in payment for professional services.
On April 1, 2005 the Company issued 300,000 shares of $3.25 warrants to Consultants for serving on the Advisory Board.
On April 14, 2005, we issued 100,000 shares of $3.25 warrants to Consultant in connection with professional services.
On April 19, 2005, we issued 500,000 shares of $3.25 warrants to Consultant in connection with professional services.

$4.00 WARRANTS ISSUED

On February 15, 2005 the Company issued 300,000 shares of $4.00 warrants to accredited investors in connection with an investment.
On February 15, 2005, we issued 30,000 shares of $4.00 warrants to Consultant in payment for professional services.

$4.05 WARRANTS ISSUED

On February 15, 2005, we issued 562,500 shares of $4.05 warrants to Consultants in connection to a consulting agreement.

$4.75 WARRANTS ISSUED

On February 15, 2005, we issued 562,500 shares of $4.75 warrants to Consultants in connection to a consulting agreement.

K2 WARRANTS ISSUED

On June 7, 2005, we issued 1,450,694 shares of $3.25 warrants to Employees for employment contracts and bonuses.

B2 WARRANTS ISSUED

On September 14, 2005, we issued 500,000 shares of B2 warrants to Consultant in connection with professional services.
On September 14, 2005, we issued 250,000 shares of B2 warrants to Employees for employment contracts and bonuses.
On September 15, 2005, we issued 250,000 shares of B2 warrants to Consultant in connection with professional services.
On November 7, 2005, we issued 50,000 shares of B2 warrants to Consultant in connection with professional services.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our Financial Statements and related notes thereto in Item 7 of this report. Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform of 1995. Refer to Item 1 of this report. Also, for a discussion of certain risk factors applicable to our business and operations see "Risk Factors" in Item 1 of this report.

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2005

The Company delivered the first U. S. Compliant Smart Cars Americanized by ZAP to qualified dealers in seven states. The future delivery schedule has not yet been determined. ZAP will need the support of a major manufacturer and additional governmental approvals to be able to deliver existing customer orders for Smart Cars.

ZAP entered into an agreement in September 2005, for a $425 million revolving financing facility with Surge Capital II, LLC. This new facility gives ZAP the ability to start fulfilling purchase orders it has already received for SMART cars that will be modified to meet United States environmental and safety standards. The facility may also be used for importation of other brands of fuel-efficient vehicles from global manufacturers that would be distributed through ZAP's dealer network. The financing facility has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital and is secured by a first lien on substantially all of ZAP's assets.

ZAP signed an exclusive North American distribution agreement with a Brazilian auto manufacturer OBVIO ! Automotoveiculos S.P.E. Ltda., of Rio de Janeiro. ZAP and OBVIO ! have agreed to collaborate in the design and manufacture of high efficiency, high performance urban cars. Prototypes of both models were introduced in late 2005 at the San Francisco Auto Show. Under the terms of the agreement, ZAP is ordering 50,000 vehicles from OBVIO ! during the three year period following initial delivery.

On October 28, 2005, the Company announced that it will be proceeding with legal action against Daimler Chrysler and others serving a complaint that seeks in excess of $500 million in redress for more than a year-long campaign of misconduct against ZAP by Daimler and Ulrich Walker, the then -CEO of its subsidiary Smart gmbh. The complaint filed in Los Angeles Superior Court, details a series of anti-competitive tactics, aimed at defaming ZAP and disrupting its third-party business relationships. ZAP anticipates proceeding to trial in this matter before the close of the year 2006.

ZAP established a primary listing in 2005 on the Archipelago Exchange ("ArcaEx"), a facility of the Pacific Exchange. The ticker symbol changed from ZAPZ to ZP. Subsequently, ArcaEx completed a merger with the New York Stock Exchange to form the New York Stock Exchange Group on March 7, 2006. The all-electronic stock exchange Archipelago is now a wholly owned subsidiary of the NYSE Group, Inc. The company's listing is now on NYSE Arca, and continues to trade under the ticker symbol ZP.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

NET SALES for the year ended December 31, 2005 were $3.6 million compared to $4.8 million in 2004. RAP's net sales for 2005 were $2.5 million versus $3.6 million in 2004. Net sales for ZAP in 2005 were $1.1 million versus $1.2 million in 2004. The decrease in sales was primarily due to less demand by consumers for conventional gasoline automobiles sold by RAP together with competitive rebates throughout the year by major automobile manufacturers.

GROSS PROFIT was $341,000 for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. The RAP Group accounted for $303,000 of the gross profit for the year ended December 31, 2005 versus $782,000 in 2004. ZAP's gross profit, excluding the RAP Group, decreased from $258,000 in 2004 to $38,000 in 2005. The change in gross profit was due to a lower volume of sales together with smaller profits on conventional automobile sales.

SALES AND MARKETING EXPENSES for the year ended 2005 were $909,000 as compared to $803,000 in 2004. RAP's expenses were $138,000 versus $143,000 in 2004. For
ZAP, the expenses were $771,000 versus $660,000 in 2004. As a percentage of sales, total selling expenses increased from 17% in 2004 to 25% in 2005. The increase of $106,000 was due to an increase in marketing and promotion expenses for the Smart-Car Americanized by ZAP.

GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2005 were $18.3 million as compared to $18.2 million in 2004. RAP's portion of the expenses was $735,000 versus $682,000 in 2004. For ZAP, the expenses increased from $17.5 million to $17.6 million. As a percentage of sales, general and administration expenses increased from 381% to 509%. RAP's increase of $53,000 was primarily due to slightly higher inflationary increases in expenses. The major components of ZAP's General and Administration expenses for the year ended 2005 were: salaries and benefits $1.2 million, allowance for Smart-Car note receivable of $1 million,the variable accounting adjustments to modified warrants that total $5.2 million in credits, mostly non-cash expenses resulted in consulting fees of $13.7 million, professional fees of $3.3 million and amortization of $1.1 million. Although the total expenses for both 2005 and 2004 were comparable the Company did experience higher consulting and professional fees for the year ended 2005. The increase was due to costs associated with identifying future funding sources for the company. Also legal fees were higher in connection with the filing of the Daimler Chrysler lawsuit. The increase in 2005 expenses were offset by favorable adjustments to non-cash employee compensation.

RESEARCH AND DEVELOPMENT expense of $156,000 in 2005 represents expenses to develop a hybrid fuel cell vehicle which is powered by hydrogen and electricity.

IMPAIRMENT LOSS resulted from an independent valuation of the Smart Automobile license as of December 31, 2005 which estimated the fair value to be $3.1 million with a remaining life of two years. The fair value was less than the $8.8 million recorded net book value of the license at year-end. Accordingly, the Company recorded an impairment charge of $5.7 million for the year ended December 31, 2005. Also included in the impairment loss was a provision for estimated investment losses on a joint venture of $372,000 and goodwill adjustments on RAP and Voltage Vehicles for $301,000.

LOSS ON DISPOSAL OF FIXED ASSETS in 2004 was due to the write-off of certain leasehold improvements where the Company has never utilized certain rental office space that was renovated by the Company. Also, adjustments were made to various cars in the Las Vegas Rental Fleet that are not operational and are in disrepair. Furthermore, the Company disposed of certain machinery, equipment,computers, and furniture that were no longer being used.

INTEREST EXPENSE decreased from $1.1 million to $17,000 in 2005. The decrease in interest expense reflects a non recurring non-cash interest expense of $1 million in 2004 for note discounts from a beneficial conversion feature, and for warrants issued with the notes. The $1 million was charged to expense in 2004, when the notes were converted to common stock.

GAIN (LOSS)ON REVALUATION OF WARRANT LIABILITY In 2004 a loss of $3,045,800 was recorded due to a revaluation of a warrant liability. In 2005, a gain of $2,215,000 was recorded due to the revaluation and settlement of one warrant liability and the revaluation of another warrant liability.

OTHER INCOME decreased from $522,000 in 2004 to $189,000 of expense for the year ended December 31, 2005. The other income in 2004 is primarily due to a 2004 non-recurring entry for a lawsuit settlement where the Company recognized the accrued liability as other income. In 2005, the other income is primarily due to a mark-to-market adjustment related to a put option liability recorded as part of an acquisition of real property.

NET LOSS was $23.5 million for the year ended December 31, 2005 as compared to a loss of $29.4 million for December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $4,624,000 and $3,783,000 during the years ended December 31, 2005 and 2004, respectively.

Cash used in operations in 2005 was the result of the net loss incurred for the year of $23.5 million, offset by non-cash expenses of $16.3 million. Included in the non-cash expenses were the following: the impairment write-down of the Smart Auto license of $5.7 million, charges of $15.9 million for stock based compensation for consulting and other services, a reversal of $5.4 million of compensation expenses related to warrants subject to variable accounting, a gain on revaluation of warrant liability of $2.2 million and a $1 million allowance established for the past due Smart Automotive LLC note receivable. The net change in operating assets and liabilities resulted in a cash increase of $2.6 million. The change was primarily due to decreases in trade receivables and inventories to generate cash and an increase in accrued liabilities.

Investing activities used cash of $798,000 and $1.2 million during the year ended December 31, 2005 and 2004, respectively. In 2005, the Company's investing activities used cash for the acquisition of property and equipment. In 2004, the Company's investing activities used cash for the acquisition of the Smart Automobile license and acquisition of property and equipment.

Financing activities provided cash of $1,615,000 and $9.8 million during the year ended December 31, 2005 and 2004, respectively.

At December 31, 2005 the Company had cash of $1.5 million as compared to

$5.4 million at December 31, 2004. The Company's working capital at December 31, 2005 was $543,000.

The Company pledged 2,941,176 shares of restricted ZAP common stock as collateral for a loan. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported to the Company as lost in December 2003. In December 2004,the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for a loan that has not funded. The Company amended the Loan Agreement allowing them to purchase ans sell 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 as partial payment from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

In January 2005, the Company paid $1,000,000 to Smart Automobile LLC and Thomas Heidemann (President of Smart Auto LLC) in exchange for a note receivable. The note bears interest at 5% per annum, payable in 24 equal monthly installments beginning January 7, 2006. The note is in default as of January 7, 2006 since the Company has not received the required payments and is uncertain if any payments will be received in the future and has therefore established a reserve of $1 million in the event efforts to collect the note are unsuccessful.

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

Although we currently have a financing facility with Surge Capital II to purchase vehicles, we still need additional sources of funding.

In order to finance all our working capital requirements, we are currently seeking both debt and equity investments with several investors, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. There can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal influences. Sales volumes of our consumer products in this industry typically slow down during the winter months, November to March in the U.S. The Company intends to develop a wide auto distribution network to counter any seasonality effects.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ materially from actual results.

ITEM 7.   FINANCIAL STATEMENTS.


                          Index to Financial Statements
                          -----------------------------

Description                                                             Page No.
-----------                                                             --------

Report of Independent Registered Public Accounting Firm.....................37

Consolidated Balance Sheet at December 31, 2005 ............................38

Consolidated Statement of Operations for the
years ended December 31, 2005 and 2004......................................39

Consolidated Statement of Shareholders' Equity for the
years ended December 31, 2005 and 2004......................................40

Consolidated Statement of Cash Flows for the
years ended December 31, 2005 and 2004......................................41

Notes to Consolidated Financial Statements...............................42-65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders of ZAP

We have audited the accompanying consolidated balance sheet of ZAP as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principals.


/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
-------------------------------------------
San Francisco, California
March 24, 2006, except Note 18 which is as of March 30, 2006

                              ZAP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                      (In thousands, except per share data)

                                     ASSETS
                                     ------
Current assets:
 Cash and cash equivalents                                           $  1,547
 Accounts receivable, net of allowance of $333                            185
 Smart Car inventory                                                    1,378
 Inventories                                                            1,872
 Prepaid non-cash professional fees                                       546
 Other prepaid expenses and other current assets                          182
                                                                     --------
  Total current assets                                                  5,710

Property and equipment, net                                             5,006

Other assets:
 Patents and trademarks, net                                              124
 Goodwill                                                                 175
 Smart Automobile license, net                                          3,100
 Prepaid non-cash professional fees, less current portion                 284
 Deposits and other                                                       278
                                                                     --------
                                                                     $ 14,677
                                                                     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Current portion of long-term debt                                   $    104
 Accounts payable                                                         189
 Accrued liabilities                                                    1,949
 Put option liability                                                     969
 License fee payable                                                      906
 Deferred revenue                                                       1,050
                                                                     --------
  Total current liabilities                                             5,167

Long-term debt, less current portion                                    1,898
                                                                     --------
Total Liabilities                                                       7,065
                                                                     --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock; 50 million shares authorized; no par value;
 7,500 shares issued and outstanding                                    7,500
 Common stock; 100 million shares authorized; no par value;
 32,585,000 shares issued and outstanding                              78,451
 Common Stock issued as loan collateral                                (3,529)
 Notes receivable from shareholders, net                                  (56)
 Accumulated deficit                                                  (74,754)
                                                                     --------
  Total shareholders' equity                                            7,612
                                                                     --------
                                                                     $ 14,677
                                                                     ========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands; except per share data)

                                                         Year ended December 31
                                                          --------------------
                                                            2005        2004
                                                          --------    --------

Net sales                                                 $  3,602    $  4,772
Cost of goods sold (exclusive of amortization
  of smart license)                                          3,261       3,679
                                                          --------    --------
Gross profit                                                   341       1,093
                                                          --------    --------
Operating expenses:
 Sales and marketing  (non-cash of $0 and
  $420 in 2005 and 2004, respectively)                         909         803
 General and administrative (non-cash of
  $10,505 and $13,121 in 2005 and 2004, respectively)       18,352      18,180
 Research and development                                      156        --
 Loss on disposal of equipment                                  36         366
 Loss on joint venture investment                              372        --
 Impairment loss on Smart Automobile license
   and goodwill                                              6,022        --
                                                          --------    --------
Total operating expenses                                    25,847      19,349
                                                          --------    --------
Loss from operations                                       (25,506)    (18,256)
                                                          --------    --------
Other income (expense):
 Interest expense, net (non-cash of $0 and
  $1,000 in 2005 and 2004, respectively)                       (17)     (1,129)
 Other income (expense), net                                  (189)        522
 Loss on Fusion Capital stock purchase transaction            --        (5,797)
 Gain (Loss) on revaluation of warrant liabilities           2,215      (3,045)
 Write-off of notes receivable from shareholders              --          (111)
                                                          --------    --------
                                                             2,009      (9,560)
                                                          --------    --------
Loss before reorganization fees
 and income taxes                                          (23,497)    (27,816)

Reorganization fees                                           --           (13)
                                                          --------    --------
Loss before income taxes                                   (23,497)    (27,829)

Provision for income taxes                                      (4)         (5)
                                                          --------    --------
Net loss                                                  $(23,501)   $(27,834)

Preferred stock deemed dividend resulting from
 beneficial conversion feature                                --        (1,570)
                                                          --------    --------
Net loss attributable to common shareholders              $(23,501)   $(29,404)
                                                          ========    ========

Net loss per share attributable to common shareholders:
Basic and diluted                                         $  (0.75)   $  (1.67)

Weighted average number of common shares outstanding:
Basic and diluted                                           31,534      17,587


          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                   Common        Notes
                                            Convertible                                             stock     Receivable
                                          preferred stock          Common stock                    issued        from
                                        --------------------    -------------------- Accumulated   as loan      Share-
                                         Shares      Amount      Shares      Amount    Deficit    collateral   holders      Total
                                        --------    --------    --------    --------   --------    --------    --------    --------

Balance at December 31, 2003                0.31    $    165      13,228    $ 26,455   $(23,419)   $    --     $   (167)   $  3,034

Issuance of common stock for:
  Building improvements                                              173         231                                            231
  Automobile inventory                                               474         712                                            712
  Other inventory and equipment                                      254         373                                            373
  Consulting and other services                                    1,192       1,866                                          1,866
  Employee compensation                                              256         252                                            252
  Cash                                                             1,145       2,300                                          2,300
  Commitment and signing shares
   issued to Fusion Capital                                          300         612                                            612
  Exercise of warrants and options                                 3,617       5,316                                (14)      5,302
  Debt converted to common stock                                   2,000       1,000                                          1,000
  Preferred stock converted to
   common stock                            (2.74)     (2,596)      3,944       2,596                                            --
  Loan collateral                                                  2,941       3,529                 (3,529)                    --

Fair value of warrants issued
  for:
  Consulting and other services                                               10,097                                         10,097
  Smart Automobile license                                                       586                                            586

Intrinsic value of options issued
  to employees                                                                 6,691                                          6,691

Notes receivable write-off                                                                                          111         111
                                                                                                                                --
Beneficial conversion feature on
  convertible debt                                                             1,000                                          1,000

Issuance of preferred stock for:
  Cash                                      1.12       1,123                                                                  1,123
  Inventory and equipment                   0.51         510                                                                    510
  Consulting and other services             0.30         298                                                                    298
  Smart Automobile license                  8.00       8,000                                                                  8,000

Net loss                                     --          --          --           -     (27,834)        --          --      (27,834)
                                        --------    --------    --------    --------   --------    --------    --------    --------
Balance at December 31, 2004                7.50       7,500      29,524      63,616    (51,253)     (3,529)        (70)     16,264
                                        --------    --------    --------    --------   --------    --------    --------    --------

Issuance of common stock for:
  Real property and other assets                                     514       1,211                                          1,211
  Inventory                                                          224         235                                            235
  Consulting and other services                                      879       1,405                                          1,405
  Employee compensation                                               38          83                                             83
  Cash                                                               630       1,250                                          1,250
  Repurchased shares from Fusion Capital                            (200)       (500)                                          (500)
  Exercise of warrants and options                                   886         978                                            978
  Investment in joint venture                                         90         248                                            248

Fair value of warrants issued for
  consulting and other services                                                9,290                                          9,290

Reclassification of warrant liability                                          6,711                                          6,711
Put option liability                                                            (638)                                          (638)
Employee warrants - variable
 accounting adjustment                                                        (5,438)                                        (5,438)


Proceeds from notes receivable                                                                                       14          14
                                                                                                                                --
Net loss                                     --          --          --          --     (23,501)        --          --      (23,501)
                                        --------    --------    --------    --------   --------    --------    --------    --------
Balance at December 31, 2005                7.50    $  7,500      32,585    $ 78,451   $(74,754)   $ (3,529)   $    (56)   $  7,612
                                        ========    ========    ========    ========   ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                        Year ended December 31
                                                         --------------------
                                                           2005        2004
                                                         --------    --------

Operating activities:
  Net loss                                               $(23,501)   $(27,834)
  Items not requiring the current use of cash:
    Depreciation and amortization                           1,426       1,030
    Loss on disposal of fixed assets                           36         366
    Impairment write down of Smart Auto license             5,721        --
    Impairment of goodwill                                    301        --
    Loss on investment in joint venture                       372        --
    Beneficial conversion feature and warrant discount
      on convertible debt                                    --         1,000
    Loss on Fusion Capital stock purchase transaction        --         5,797
    Gain on revaluation of warrant liabilities             (2,215)       --
    Loss on revaluation of anti-dilution liability            331        --
    Loss on revaluation of warrant liability                 --         3,045
    Allowance for doubtful accounts                          (215)       (150)
    Write-off of notes receivable from shareholders          --           111
    Stock-based compensation for consulting and other
      services                                             15,860       6,598
    Stock-based employee compensation                      (5,355)      6,943
    Amortization of note discount                              10          51
    Changes in other items affecting operations:
      Accounts receivable                                     224         271
      Inventories                                             573         483
      Advance on Smart car inventory                          188      (1,566)
      Prepaid expenses                                         42         (98)
      Other assets                                           --            40
      Accounts payable                                         39        (387)
      Accrued liabilities                                   1,464        (168)
      Deferred revenue                                         75         685
                                                         --------    --------
      Cash used for operating activities                   (4,624)     (3,783)
                                                         --------    --------
Investing activities:
  Acquisition of Smart Automobile license                    --        (1,000)
  Acquisition of property and equipment                      (406)       (169)
  Acquisition of distribution license                        (268)       --
  Investment in joint venture                                (124)       --
                                                         --------    --------
      Cash used for investing activities                     (798)     (1,169)
                                                         --------    --------
Financing activities:
  Issuance of common stock                                  1,250       3,423
  Exercise of warrants and options                            978       5,302
  Proceeds from debt                                         --         1,030
  Payments on long-term debt                                 (127)       --
  Payments on note receivable from shareholder                 14        --
  Repurchase of common stock                                 (500)       --
                                                         --------    --------
      Cash provided by financing activities                 1,615       9,755
                                                         --------    --------

Increase (decrease) in cash and cash equivalents           (3,807)      4,803

Cash and cash equivalents at beginning of year              5,354         551
                                                         --------    --------

Cash and cash equivalents at end of year                 $  1,547    $  5,354
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP ("The Company" or "ZAP"), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company has also established a rental program to rent neighborhood electric cars, primarily through agencies. The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2005, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

A summary of significant accounting policies is as follows:

Basis of presentation
---------------------

Going Concern - The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The Company incurred net losses attributable to common shareholders of $23.5 million and $29.4 million in 2005 and 2004, respectively. The accumulated deficit at December 31, 2005 was $75 million. As described more completely in Note 18, Subsequent Events (Unaudited), during March 2006, the Company has raised $1.1 million from the exercise of warrants and the sale of common stock and $1.2 million through the sale of Smart cars that were paid for during 2004. Management believes this will provide adequate funds to sustain operations at expected levels, at least through 2006. The Company may need to arrange additional financing in the future. There can be no assurance that additional financing would be available, or if it is available, that it would be on acceptable terms. The Company's future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, RAP Group ("RAP"), Voltage Vehicles ("VV"), ZAP Rentals and ZAP Stores for the years ended December 31, 2005 and 2004. All subsidiaries are 100% owned by ZAP. All significant intercompany transactions and balances have been eliminated.

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

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances. The Smart Cars have a three year warranty. However, sales of Smart Cars through December 31, 2005 have not been material.

Deferred revenue
-----------------

During 2005 and 2004, one of the Company's subsidiaries, VV, sold licenses to auto dealerships under the ZAP name. The license agreements generally run for a period of five years and call for the licensee to purchase a minimum number of electric vehicles from ZAP each year. The Company collected $1,050,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering normal anticipated volume of electric vehicles to these dealerships.

Allowance for doubtful accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2005 and 2004. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Patents and trademarks
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. For each of the years ended December 31, 2005 and 2004, amortization expense was approximately $19,000 and $43,000, respectively.

Smart Automobile LLC license
----------------------------

The Smart Car license has been adjusted to fair value at December 31, 2005, and is being amortized using the straight-line method over a two year term remaining estimated life. (See Note 2).

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

The Company tests for goodwill impairment annually in December, absent earlier indicators of impairment. The valuation of goodwill is based on the Company's discounted projected cash flows of RAP and VV. The valuation of goodwill related to RAP and VV indicated that the fair value of goodwill at December 31, 2005 was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $301,000 in 2005 ($200,000 relating to RAP and $101,000 relating to Voltage Vehicles).

            Goodwill consists of the following (in thousands):

                                          December 31,
                                             2005
                                           --------
     RAP                                   $   --
     Voltage Vehicles                           175
                                           --------
                                           $    175
                                           ========

Investment in Chinese Joint Venture
-----------------------------------

During 2005, the Company invested approximately $372,000 in a Chinese Joint Venture for the purpose of manufacturing products. The investment consisted of issuing 90,000 shares of common stock valued at $248,000 and $124,000 in cash. In the fourth quarter, the Company adjusted its investment to zero and expensed $372,000. The Company's interest in the joint venture is 80%. However, the joint venture has not begun any manufacturing activity and the Company does not have a date that any profits will be generated by the joint and has accordingly established a reserve for the full amount of the investment.

Advertising
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $356,000 and $377,000 in the years ended December 31, 2005 and 2004, respectively.

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

Risks and uncertainties
-----------------------

The Company relies on Smart Automobile LLC and other registered importers to supply pre-Americanized Smart (R) cars; to convert or Americanize Smart (R) cars for sale in certain states in the United States; and to provide services under warranties and all other maintenance and repair services. If Smart Automobile LLC is unable to supply Americanize or service Smart (R) cars, and the Company is unable to obtain alternative sources of supply for these products and services, the Company might not be able to fill existing backorders and/or to sell more Smart (R) cars.

Fair value of financial instruments
-----------------------------------

The Company measures its financial assets and liabilities in accordance with U.S. generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's net loss would have increased to the proforma amounts indicated below for the years ended December 31:

                                                            2005        2004
                                                          --------    --------
Net loss attributable to common
shareholders, as reported                                 $(23,501)   $(29,404)

Add: Stock-based employee compensation expense
and variable accounting adjustments to modified
warrants included in reported net loss, net of
related tax effects                                         (5,438)      7,080

Less: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects, and variable
accounting adjustment related to modified warrants          (1,609)    (16,790)
                                                          --------    --------
Pro forma net loss attributable to common
shareholders                                              $(30,548)   $(39,114)
                                                          ========    ========
Net loss per share attributable to common shareholders:

     As reported                                          $  (0.75)   $  (1.67)
                                                          ========    ========
     Pro forma                                            $  (0.97)   $  (2.22)
                                                          ========    ========

The vesting of all unvested employee stock options will be accelerated upon the occurrence of a change of control of the company.

Net loss per share attributable to common shareholders
-------------------------------------------------------

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common shareholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common shareholders were the same for the two years ended December 31, 2005 and 2004. Options, warrants and convertible debt for 59,432,000 shares and 51,875,000 shares were excluded from the computation of loss per share at December 31, 2005 and 2004, respectively, as their effect is anti-dilutive. Also excluded are convertible preferred shares. The number of common shares issuable related to the convertible preferred shares are not determinable at December 31, 2005 and 2004. Common shares issued as collateral for a loan that has not been finalized totaling 2.941 million shares have been excluded from the weighted average number of shares outstanding for 2004 and 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment, ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R became effective for the Company commencing January 1, 2006. The Company has not yet determined which fair-value method and transitional provision it will follow, however, it expects that the adoption of SFAS 123R will have a significant impact on its results of operations. The Company does not expect the adoption of SFAS 123R to materially impact its overall financial position. See Stock-based Compensation earlier in this Note 1 for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. The determination of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the determination of compensation cost under SFAS 123; however the Company has not yet quantified such differences.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion NO. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 has not had a material impact on our results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We adopted Interpretation No. 47 in the fourth quarter of 2005. Its implementation did not have a material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously-issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of FAS 154 will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 "Accounting for Certain Hybrid Financial Instruments ("FAS
155). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,
(iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for years beginning after September 15, 2006. The Company does not believe this statement will have a material impact on its results of operations or financial position.

NOTE 2 - SMART AUTOMOBILE LICENSE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC ("SA"), a California limited liability company, to distribute and manufacture Smart(R) cars. Smart is the brand name for a 3-cyclinder gas turbo engine car manufactured by Daimler Chrysler AG, which can achieve estimated fuel economy of 40 miles per gallon. SA is not affiliated with Daimler Chrysler, but is a direct importer.

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

During the fourth quarter of 2005, the Company filed a lawsuit against Daimler Chrysler Corporation ("Daimler Chrysler") and others alleging that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third party relationships including this arrangement (see
Note 15). Shortly thereafter, the Company commenced its annual impairment assessment. An independent valuation of the Smart Automobile license as of December 31, 2005 estimated the fair value to be $3.1 million with a remaining life of two years which was less than the $10.6 million recorded cost of the license. The carrying cost of the license was $8.8 million prior to the impairment calculation and accordingly, the Company recorded an impairment charge of $5.721 million for the year ended December 31, 2005. The valuation of the license was based on the Company's discounted projected cash flows from projected sales of Smart Cars over the estimated life of the license agreement. The remaining value of the license is being amortized using the straight-line method over the next two years, which is the revised estimated life of the license. License amortization for the years ended December 31, 2005 and 2004 was $1,058,586 and $706,000 respectively.

NOTE 3 - INVENTORIES

Inventories at December 31, 2005 are summarized as follows (thousands):

     Vehicles                                           $    605
     Parts and supplies                                      284
     Finished goods                                        1,163
                                                        --------
                                                           2,052
     Less - inventory reserve                                180
                                                        --------
                                                        $  1,872
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

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2005 are as follows (in thousands):

     Balance as of January 1, 2005                      $    176
     Provision for slow moving inventory                      76
     Write-off of slow moving inventory                      (72)
                                                        --------
     Balance as of December 31, 2005                    $    180
                                                        ========

Note 4 - NOTES RECEIVABLE SMART AUTOMOBILE LLC

In January 2005, the Company advanced $1,000,000 to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note is secured by an interest in certain equipment owned by Smart Automobile, LLC, and bears interest at 5% per annum and is payable in 24 equal monthly installments beginning January 7, 2006. The Company had also earlier prepaid $1.6 million to Smart Automobile, LLC as deposits on Smart cars. The note is in default as of March 31, 2006 and to date the Company has not received any of the required payments. At this time it is uncertain if any of the scheduled payments will be received in the future, or if Smart Automobile has cash resources to repay the loan. Accordingly, the Company has established a reserve of $1 million. The Company has also named Smart Automobile LLC as a party in its lawsuit against Daimler Chrysler AG (See Note 15).

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 are summarized as follows
(thousands):

     Land                                               $  1,078
     Buildings and improvements                            3,319
     Machinery and equipment                                 500
     Computer equipment and software                         154
     Office furniture and equipment                          129
     Leasehold improvements                                    9
     Vehicles                                                657
                                                        --------
                                                           5,846
     Less - accumulated depreciation and amortization        840
                                                        --------
                                                        $  5,006
                                                        ========

The land and building and certain equipment, with a net book value of $2,897,000 at December 31, 2005, are pledged as security for certain indebtedness (see Note
7). Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was approximately $256,000 and $230,000, respectively.

NOTE 6 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 consisted of the following (in thousands):

     Accrued professional fees                          $    551
     Accrued payables                                        133
     Customer deposits                                       443
     Warrant liabilities                                     194
     Other accrued expenses                                  628
                                                        --------
                                                        $  1,949
                                                        ========

NOTE 7 - DEBT

The Company has a $2 million convertible note due in March 2025, with annual interest at 2% through March of 2005, and thereafter at the prime rate (as defined) plus 2%. Payments started on April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company's new corporate headquarters and is secured by this property. The note has a balance of $2,002,000 at December 31, 2005.

Scheduled annual maturities for long-term debt for years ending after December 31, 2005 are as follows: $104,000 - 2006 ; $104,000 - 2007; $104,000 - 2008;
$104,000 - 2009; $104,000 - 2010 and $1,482,000 - thereafter.

NOTE 8 - Revolving Financing Facility

On September 12, 2005,the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions, can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP's dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP's assets. No funds have been drawn on the financing facility as of December 31, 2005. Each financing incurs an interest charge equal to 2% of the principal amount for the first 30 days and thereafter at a Per Diem Rate of .067%.

NOTE 9 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                         2005        2004
                                                       --------    --------

Computed expected tax expense                          $ (7,991)   $ (9,462)
Losses and credits for which no benefits have
    been recognized                                       8,505       2,398
Stock grants and warrants not deductible for
    income tax purposes                                    (516)      6,934
Meals and entertainment expenses, and officers
    life insurance not deductible for
    income tax purposes                                       3         133
State tax expense, net of federal income tax benefit          3           2
                                                       --------    --------
                                                       $      4    $      5
                                                       ========    ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 is presented below:

                                                                 2005
                                                               --------
Deferred tax assets:
     Net operating loss carryovers                             $ 19,702
     Fixed assets, due to differences in depreciation               193
     Inventory                                                       86
     Bad debt reserve                                               142
     Notes receivable reserve                                       428
     General business credits                                       132
     Intangible assets, due to impairment and amortization        2,568
     Investment in Joint venture, due to impairment                 159
     Other                                                           13
                                                               --------

Total gross deferred tax assets                                  23,423
Valuation allowance                                             (23,423)
                                                               --------

Net deferred tax assets                                        $   --
                                                               ========

The net change in the valuation allowance for the year ended December 2005 was an increase of $14.9 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2005, the Company had federal tax net operating loss carryforwards of approximately $47.7 million, which will expire in the years 2005 through 2026. The Company also has federal research and development credit carryforwards as of December 31, 2005 of approximately $132,000, which will expire in the years 2005 through 2024. State tax net operating loss carryforwards were approximately $39.5 million as of December 31, 2005. The state net operating loss carryforwards will expire in the years 2006 through 2015.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code.

NOTE 10 - STOCK OPTIONS

During 2002 as part of the confirmed plan of reorganization, ZAP created a new Incentive Stock Option Plan ("2002 Plan").

Options to purchase common stock are granted by the Board of Directors under two Stock Option Plans, referred to as the 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue
Code) or nonstatutory stock options. The numbers of shares available for grant under the 2002 and 1999 Plans are 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2005 and 2004 generally become exercisable as they vest over a three year period, and expire ten years after the date of grant.

Option activity under the 2002 and 1999 plans is as follows (thousands):

                                          2002 Plan              1999 Plan
                                    ---------------------  ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                    Number of   Exercise   Number of   Exercise
                                     Shares      Price      Shares      Price
                                    --------------------  ---------------------
Outstanding at January 1, 2004        1,490     $  0.38       161      $  1.20
Granted                               3,604        1.33       --           --
Exercised                               (35)       0.25       --           --
Canceled                               (175)       0.53        (2)        1.20
                                    --------------------  ---------------------
Outstanding at December 31, 2004      4,884     $  1.02       159         1.20
Granted                               1,668        1.07       --           --
Exercised                               (10)       0.25       --           --
Canceled                               (280)       0.92        (4)        1.20
                                    -------               -------
Outstanding at December 31, 2005      6,262     $  1.04       155      $  1.20
                                    =======               =======

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 was $1.06 and $1.27, respectively.

The following information applies to options outstanding at December 31, 2005:

                                                    2002 Plan       1999 Plan
                                                  -------------   -------------
     Range of exercise prices                     $0.25 - $2.80       $1.20
     Weighted average remaining life (years)           5.01            2.97
     Options exercisable                            2,888,161        155,000
     Weighted average exercise price                  $1.04           $1.20

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                2005                2004
                                          ----------------    ----------------
     Dividends                                  None                None
     Expected volatility                  151.10 - 221.37%     227.90 - 243.29%
     Risk free interest rate                3.71 - 4.65%         3.25 - 4.78%
     Expected life                        1.25 - 9.9 years         10 years

At December 31, 2005, the Company has outstanding stock options for employees to purchase 1,993,333 shares and for directors to purchase 4,423,017 shares, at exercise prices ranging from $0.25 to $2.80.

NOTE 11 - MAJOR CUSTOMERS

During 2005 and 2004, no single customer accounted for more than 10% of the Company's net sales, or receivables.

NOTE 12 - COMMITMENT

The Company presently rents its warehouse under an operating lease that expires in 2006. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company leases the location of its car outlet and another warehouse from the Company's CEO (see Note 14). Rent expenses under all leases were approximately $484,000 and $460,000 in 2005 and 2004, respectively.

NOTE 13 - SHAREHOLDERS' EQUITY

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

Common stock
------------

2005 ISSUANCES

STOCK ISSUED FOR ASSETS. In 2005, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2005, 455,442 shares with value of $1.1 million were issued for purchase of real estate. ZAP recorded the common shares at the appraised value of the real estate. Under the terms of the purchase, ZAP is obligated to issue additional common shares for no additional consideration if at the end of 1 year the market price of ZAP's common shares is less than the market price at their date of issuance.

In the third quarter of 2005, ZAP calculated the fair value of the anti-dilution obligation to issue additional shares ("put option liability") using a binomial pricing model to estimate future stock prices, using the following assumptions: historical stock price volatility of 139.6%, a risk free interest rate of 4.01%, and an expected dividend rate of 0.00%. ZAP calculated the fair value of the put option liability at the date of the common stock issuance at $600,593, and reclassified the obligation from common stock to a liability in the third quarter. Zap also entered into other equity transactions that contained the potential obligation to issue additional shares. The put option liability related to those transactions was originally valued at $37,066. The liabilities were revalued and recorded at $969,000 at December 31, 2005, with the change of $331,000 recorded as an expense in other income. These liabilities were calculated using a binomial pricing model to estimate future stock prices, using the following assumptions: historical stock price volatility of 109.2%, a risk free interest rate of 4.38%, and an expected dividend rate of 0.00%. ZAP also issued 59,000 shares to acquire other assets valued at $111,000 and 223,833 shares for automobile and other inventory.

STOCK ISSUED FOR SERVICES. In 2005, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2005, the Company issued grants for 321,351 shares as consideration under agreements for consulting and related services, 134,592 shares were issued for legal fees, 114,440 shares were issued for rent expense, 308,795 shares were issued for other outside services and 38,795 shares were issued for employee compensation.

STOCK ISSUED FOR CASH. During 2005, the Company raised $1.25 million in cash through the issuance of 630,000 shares of common stock and three warrants to an investor. Each of the three warrants is exercisable for five years and is exercisable for 300,000 shares of common stock at initial exercise prices of $2.50, $3.25 and $4.00 per share. In addition, the Company issued 885,510 shares for $973,000 upon exercises of options and warrants.

STOCK ISSUED FOR INVESTMENT. During 2005, the company issued 90,000 shares for an investment stake in a Chinese joint venture.

2004 ISSUANCES

STOCK ISSUED FOR ASSET PURCHASES AND SERVICES. During 2004, the Company issued grants for 2.349 million shares of its common stock. The stock grants were issued as consideration under agreements for consulting and other services; for building improvements, automobile and other inventory and equipment; and for employee services. For stock issued for inventory and other assets, the Company recorded cost as the intrinsic value of the stock or as the fair value of the assets, whichever was more reliably measurable. For stock issued for consulting and other services and for stock issued as employee compensation, the Company recorded cost as the intrinsic value of the stock at the date of grant. The stock grants resulted in noncash selling and marketing expense and general and administrative expense totaling $1,958,000.

STOCK ISSUED FOR CASH. During 2004, the Company raised $2.3 million in cash through the issuance of 1,145,000 shares of common stock at prices of $.53 to $3.56 per share. In 2004 the Company also issued 3.617 million shares of common stock for $5.316 million, upon exercises of warrants and options.

STOCK ISSUED FOR CONVERSIONS. In 2004 the Company also borrowed $1 million under a 1.45% convertible note. The note was converted at $.50 per share into 2 million shares of common stock. The conversion price was below the common stock market price of $.56 per share at the date the note was issued. The Company also issued the noteholder warrants to purchase 2 million shares of common stock at $1.20 per share. The warrants expire on July 1, 2007. The warrants were valued at $1.29 per share using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.14%; contractual life of 2.75 years; and volatility of 268.10%. The fair value of the warrants and beneficial conversion feature exceeded the $1 million face value of the note, and accordingly the value of the warrants and beneficial conversion feature was credited to common stock, and the offsetting note discount was limited to the face value of the note. The note discount of $1 million was amortized to interest expense over the term of the note, until the note was converted to common stock. Upon conversion of the note, the balance of the note discount was recorded as interest expense. During 2004, the Company also issued 3.944 million common shares upon the conversion of convertible preferred stock issued in 2003 and 2004 as consideration for cash, inventory, equipment, consulting and other services, and the Smart Automobile license. The preferred stock was convertible into common shares at various conversion prices.

STOCK ISSUED AS COLLATERAL. In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The company has since amended the Loan Agreement allowing Phi-Nest to purchase and sell 500,000 shares for $1.16 per shares. On March 30, 2006, the Company received $500,000 as partial payment from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

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

The warrants were valued at inception at prices ranging from $2.07 to $2.08 using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.68%; the contractual life of 5.0 years; and volatility of 229.40%. The $5.185 million fair value of the warrants at inception and the $612,000 market value of the commitment and signing shares, based upon market prices of $1.70 to $2.10 per share at issuance, were recorded as deferred offering costs and such costs would have been charged against proceeds from stock issuances under the stock purchase agreement. The Company wrote off the deferred offering costs in 2004 when Fusion

Capital refused to purchase any additional stock, and recorded a $5.8 million charge to other expense. The Company revalued the warrant liability in February 2005 and recorded the market to market adjustment of $1.5 million in other income. The remaining warrant liability was transferred to equity since the Company was no longer required to file a registration statement for the warrant shares.

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

Warrants
--------

The Company is authorized to issue 10 million shares each of Series B, C, D and K Unrestricted Warrants. On November 8, 2004, the Board of Directors of ZAP extended the expiration dates and exercise prices of the following Company warrants:

1) Series B and B-2 Warrants expire on July 1, 2007 and have an exercise price of $1.20.
2) Series C and C-2 Warrants expire on July 1, 2007 and have an exercise price of $5.00.
3) Series D and D-2 Warrants expire on July 1, 2007 and have an exercise price of $8.00.
4) Series K and K-2 Warrants expire on July 1, 2007 and have an exercise price of $1.00.

The Board of Directors has also established the following restricted classes of warrants: Series $1.50, Series $2.50, Series $3.05, Series $3.50, Series $4.00, Series $4.05, Series $4.50, Series $4.75, Series $5.00, and Series $5.50, with various expiration periods.

The Board of Directors of ZAP has the right to (i) decrease the exercise price of the warrants, (ii) increase the life of the warrants in which event the exercise price may be increased, or (iii) make such other changes as the Board of Directors of ZAP deems necessary and appropriate under the circumstances provided the changes contemplated do not violate any statutory or common law.

Shares acquired through exercises of warrants for all Series other than Series B, C, D and K are restricted as to sale. However, the warrants may be assigned, sold, or transferred by the holder without restriction.

Series B, C, and D warrants not exercised may be redeemed by ZAP for a price of $0.01 per warrant upon thirty (30) days' written notice to the holders thereof; provided, however, that if not all unexercised warrants in a particular series are redeemed, then the redemption shall be pro-rated equally among the holders of unexercised warrants in the series.

Total warrants outstanding at December 31, 2005 are summarized as follows (in thousands):

                              Number of    Exercise    Expiration
                              Warrants     Price       Dates
                              --------     -----       -----
Series B-Unrestricted            4,370      1.20        7-1-07
Series B-2-Restricted           12,998      1.20        7-1-07
Series C-Unrestricted            6,897      5.00        7-1-07
Series C-2-Restricted            1,551      5.00        7-1-07
Series D-Unrestricted            7,438      8.00        7-1-07
Series D-2-Restricted            1,351      8.00        7-1-07
Series K-Unrestricted            4,040      1.00        7-1-07
Series K-2-Restricted            5,045      1.00        7-1-07
$1.50 Warrants Restricted          825      1.50        various
$2.50 Warrants Restricted        2,440      2.50        7-7-09
$3.05 Warrants Restricted        1,125      3.05        2-15-08
$3.25 Warrants Restricted          300      3.25        various
$3.50 Warrants Restricted          500      3.50        7-20-09
$4.00 Warrants Restricted          330      4.00        2-15-08
$4.05 Warrants Restricted          563      4.05        2-15-08
$4.50 Warrants Restricted          500      4.50        7-20-09
$4.75 Warrants Restricted          563      4.75        2-15-08
$5.00 Warrants Restricted          749      5.00       12-10-07
$5.50 Warrants Restricted          500      5.50        7-20-09
                              --------
                                52,085
                              ========
Replacement warrants
---------------------

On July 1, 2004, the B and B-2 warrants and C and C-2 warrants expired, and replacement warrants were issued. The Company issued replacement B and B-2 warrants to purchase 15,199,373 common shares at $1.26 per share, and replacement C and C-2 warrants to purchase 8,988,743 common shares at $5.00 per share. These replacement warrants are nonforfeitable and vested immediately, and expire on January 1, 2005. The Company recorded compensation expense totaling $2.5 million for replacement warrants held by current employees based on the intrinsic value of the warrants. The Company also recorded prepaid professional fees of $5.1 million for replacement warrants held by consultants currently providing consulting services to the Company. The prepaid fees are being charged to expense over the terms of the related consulting agreements. The consulting expense was calculated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 1.64%; contractual life of 6 months; and volatility of 163.4%. For warrants issued to investors and to consultants no longer providing consulting services to the Company, there was no accounting consequence resulting from the replacements. The Company amended the Loan Agreement allowing them to purchase and sell 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 as a partial payment from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

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

On November 8, 2004, the Company also extended terms of certain D and D-2 warrants and K and K-2 warrants, from July 1, 2005 to July 1, 2007. The Company recorded compensation expense of $749,000 for warrants held by current employees based on the intrinsic value of the warrants. The Company also recorded prepaid professional fees of $470,000 for warrants held by consultants currently providing consulting services to the Company. The prepaid professional fees are being charged to expense over the terms of the related consulting agreements. The consulting expense was calculated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 2.7 years; and volatility of 228.9%. For warrants issued to investors and to consultants no longer providing consulting services, there was no accounting consequence resulting from the term modifications. In November 2004, the Company repriced B and B2 and C and C2 warrants, including warrants held by employees. As a result, the warrants held by current employees are being accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at December 31, 2005 was used to calculate compensation expense for the year, and resulted in a reduction in compensation expense of $5,438,000. This adjustment reverses the previously recorded intrinsic value related to these warrants that was recorded in 2004 as compensation expense.

Warrants issued in 2005
------------------------

During 2005, the Company issued warrants in connection raising capital and license fees. In addition, during 2005, the Company issued warrants to purchase an aggregate 9,365,694 shares of its common stock under agreements with vendors, employees, and consultants to perform legal, financial, business advisory and other services. The warrant grants to vendors and consultants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

                                               Low                     High
                                              ------                  ------
Exercise price per share                      $ 1.00                  $ 4.75
Market price                                     .80                    3.41
Assumptions:
      Expected dividend yield                      0%                      0%
      Risk free rate of return                  2.87%                    4.3%
      Contractual life                       .5 year              6.92 years
      Volatility                                 137%                    211%
      Fair market value                         0.29                    2.13

Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $13.6 million attributable to the warrants issued to consultants at the date of grant during 2005.

On September 20, 2005, ZAP issued non-forfeitable, fully vested 6.92 year warrants to purchase 750,000 common shares at $1.50 per share. ZAP is required to deliver registered shares upon the exercise of the warrants. The fair value of the warrants of $890,000 was recorded as a warrant liability at September 30, 2005 pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The fair value of $890,000, or $1.19 per share, was calculated at the date of issuance using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 3.90%; expected dividend rate of 0.00%; volatility of 211.5%; and expected term of 5.75 years. The warrants were revalued on December 31, 2005. The fair value of $194,000, or $0.26 per share, was calculated using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.26%; expected dividend rate of 0.00%; volatility of 230.3%; and expected term of 5.5 years. The difference of $696,000 was recorded in other income.

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


Stock-based non-cash expenses are summarized as follows:

                                                  Year ended December 31,
                                               -----------------------------
                                                   2005                2004
                                               ------------     ------------
Consulting and other services:
      Stock grants                             $  2,254,000     $  2,004,000
      Warrants                                   13,606,000        1,295,000
      Replacement warrants                             --          3,123,000
      Modified warrants                                --            176,000
                                               ------------     ------------
                                                 15,860,000        6,598,000
                                               ------------     ------------
Employees:
      Stock grants                                   83,000          252,000
      Warrants                                   (2,505,000)         503,000
      Replacement warrants                       (2,933,000)       2,505,000
      Modified warrants                                --          3,683,000
                                               ------------     ------------
                                                 (5,355,000)       6,943,000
                                               ------------     ------------

                                               $ 10,505,000     $ 13,541,000
                                               ============     ============

NOTE 14 - RELATED PARTY

Rental agreements
-----------------

The Company leases office space, land and warehouse space from its CEO and major shareholder (see note 12). These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $196,000 and $126,000 for the year ended December 31, 2005 and 2004, respectively.

Consulting services and other services
--------------------------------------

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services to be provided through March 11, 2007. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services to be provided through March 11, 2007. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. The fair value of the warrants issued was determined using the Black-Scholes option pricing model (See Note 13). The resulting fair value of $5.6 million (which includes amounts related to warrant repricings) was recorded as prepaid consulting services and was being amortized using the straight-line method over the term of this agreement. In the fourth quarter of 2005, the Company expensed approximately $2.2 million, the carrying value of the prepaid services, since only limited services have been received to date nor are there any assurances that future services will be received. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP.

Inventory Purchase
------------------

In December 2005, the Company purchased inventory from a related entity where three of ZAP's officers and or Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2005.

NOTE 15 - LITIGATION

From time to time, the Company may become in the future subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

     A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the CEO of ZAP, individually was reactivated by the plaintiff (Jim Arnold Trucking). The Complaint alleges Breach of Contract, Promissory Estoppel and Fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. ZAP intends to assert its defenses vigorously and to litigate its cross-complaint aggressively. A settlement conference is set for April 19, 2006. The Company has also requested a trial in this matter on May 2, 2006. Management believes that the ultimate resolution of this claim will not have a material adverse effect on our financial position or on results of operations.

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

NOTE 16 - SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified four reportable segments consisting of sales and marketing of electric products, operation of a retail car outlet, sales to and marketing of electric car dealerships and electric car rental outlets. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

                           Electric     Car        Car       Rental
                           products    outlet   dealerships  outlets    Total
                           --------   --------   --------   --------   --------
Year ended December 31, 2005:
  Net sales                $    624   $  2,524   $    432   $     22   $  3,602
  Gross profit                   18        303          9         11        341
  Depreciation, amortization
    and impairment            7,392         44        175         49      7,660
  Net loss                  (22,106)      (744)      (459)      (192)   (23,501)
  Total assets               11,769        771      2,137       --       14,677

Year ended December 31, 2004:
  Net sales                $    894   $  3,555   $    101   $    222   $  4,772
  Gross profit (loss)           258        783       (108)       160      1,093
  Depreciation, amortization
    and impairment              399         50          6         33        488
  Net income (loss)         (27,357)       397       (439)      (435)   (27,834)
  Total assets               25,901      1,271      2,408        245     29,825

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):
                                                         Year ended December 31
                                                         ----------------------
                                                           2005          2004
                                                         ---------     --------
Cash paid during the year for:
      Income taxes                                        $      4     $      2
      Interest                                                  59         --

Non-cash investing and financing activities:

Common and preferred stock and warrants and debt issuances for:
      Smart Automobile license                                --          9,586
      Inventory                                                235        1,265
      Investment in joint venture                              248         --
      Settlement of warrant liability                        6,711         --
      Prepaid professional fees                                830        5,995
      Property and equipment                                 1,211          561
      Debt converted to common stock                          --          1,000
      Notes receivable from shareholders                      --             14
      License fee payable                                     --         (1,000)
      Common stock as loan collateral                         --          3,529
      Conversion of preferred to common stock                 --          2,596
      Common stock and warrants                               --        (15,036)
      Preferred stock                                         --         (8,510)

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

During March 2006, the Company has raised approximately $0.5 million through warrant exercises, $0.5 million through the sale of common stock (see following paragraph), and $1.2 million through the sale of Smart cars that were paid for during 2004.

Also during March 2006, the Company agreed to allow Phi-Nest to purchase and sell 500,000 shares of common stock that was being held as collateral for a loan for $1.16 per share. On March 30, 2006, the Company received $500,000 as partial payment from the sale. The loan collateral was reduced to 2,441,176 shares and the loan is still pending.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Securities and Exchange Commission, or SEC, rules define the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.
    -----------------------------------------------------

There were no changes our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

          None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

     Our board of directors has adopted a Code of Ethics that applies to our directors, executives, officers and employees. Our Code of Ethics can be found on our web site, which is located at www.zapworld.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our web site. Any person may request a copy of the Code of Ethics, at no cost, by writing to us at the following address: ZAP, 501 Fourth Street, Santa Rosa, California 95401, Attention: Investor Relations.

ITEM 10.  EXECUTIVE COMPENSATION.

     The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.  EXHIBITS.

EXHIBITS.

2.1       Approved Second Amended Plan of Reorganization, dated as June 20,
          2002. (5)

3.1       Amended and Restated Articles of Incorporation. (4)

3.2       Certificate of Determination of Series SA Convertible Preferred
          Stock. (14)

4.1 Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)

4.2       Form of Series B common stock purchase warrant of the Company. (14)

4.3       Form of Series K common stock purchase warrant of the Company. (14)

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

10.20 Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (14)

10.21 Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (14)

10.22 ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable (14)

10.23 Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (14)

10.24 Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile ,LLC) to secure loan above. (14)

10.25 Common Stock Purchase Agreement between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.26 Form of Common Stock Purchase Warrant between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.27 Common Stock Purchase Agreement between ZAP and Lazarus Investment Partners LLP (14)

10.28 Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)

10.29 Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)

10.30     Financing Agreement between ZAP and Surge Capital II, LLC (12)

10.31 Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)

21.1      List of subsidiaries. (3)

23.1 Consent of Independent Registered Public Accounting Firm (Odenberg, Ullakko, Muranishi & Co. LLP). (14)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

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

(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.
(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-117560) on July 22, 2004.
(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10QSB for the period ended June 30, 2004 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Registrant's Yearly Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

                                       Date: March 31, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                                   Position                           Date
             ----                                   --------                           ----
By: /S/ STEVEN M. SCHNEIDER              Director and Chief Executive Officer      March 31,2006
    ----------------------------------   (principal executive officer)
    Steven M. Schneider


By: /S/ GARY STARR                       Chairman of the Board of Directors        March 31,2006
    ----------------------------------
    Gary Starr


By: /S/ WILLIAM HARTMAN                  Chief Financial Officer                   March 31,2006
    ----------------------------------   (principal financial and
    William Hartman                      accounting officer)


By: /S/ Maximilian F. Scheder-Bieschin     President                               March 31, 2006
    ----------------------------------
    Maximilian F. Scheder-Bieschin


By: /S/ RENAY CUDE                        Director and Secretary                   March 31,2006
    ----------------------------------
    Renay Cude


By: /S/ LOUIS AULETTA                     Director                                 March 31, 2006
    ----------------------------------
    Louis Auletta


By: /S/ GUY FIERI                         Director                                 March 31, 2006
    ----------------------------------
    Guy Fieri

By: /S/ MARK HAYWOOD                      Director                                 March 31, 2006
    ----------------------------------
    Mark Haywood


By: /S/ MATTHIAS HEINZE                   Director                                 March 31, 2006
    ----------------------------------
    Matthias Heinze