Form 10KSB/A
period 2005-12-31
ZAP
filed 2006-05-01
CIK 1024628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: December 31, 2005

Commission File No. 0-303000

ZAP
(Exact Name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-3210624 (I.R.S. Employer Identification Number)

501 Fourth Street
Santa Rosa, California 95401
(Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code: (707) 525-8658

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	NYSE Arca

Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 21, 2006 was $53,665,679 computed by reference to the price at which the registrant's Common Stock was last traded on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,454,616 shares of Common Stock, no par value, outstanding as of April 21, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

DOCUMENTS INCORPORATED BY REFERENCE

See Explanation For Amendment below.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

This Form 10-KSB/A consists of 18 pages.                                              The Exhibit Index begins on page 16.

EXPLANATION FOR AMENDMENT

ZAP is filing this Form 10-KSB/A in order to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (which was filed on March 31, 2006) (the “2005 Form 10-KSB”) to include items 9, 10, 11, 12 and 14 under Part III of Form 10-KSB. As originally filed, the 2005 Form 10-KSB incorporated the information required by Items 9, 10, 11, 12 and 14 of Form 10-KSB by reference to ZAP’s proxy statement for its 2006 annual shareholders meeting as permitted by Instruction E.(3) to Form 10-KSB. The proxy statement was not filed with the Securities and Exchange Commission (the “Commission”) within 120 days of the close of ZAP’s fiscal year. Items 9, 10, 11, 12 and 14 in Part III of the 2005 Form 10-KSB are hereby amended by deleting the texts thereof in their entirety and substituting therefore the following:

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT

The Company’s directors and executive officers and their ages as of April 21, 2006 are as follows:

Name	Age	Position

Steven M. Schneider	45	Chief Executive Officer and Director
Gary Starr	50	Chairman of the Board of Directors
Max Scheder-Bieschin	44	President
William Hartman	58	Chief Financial Officer
Renay Cude	29	Secretary and Director
Louis Auletta	55	Director
Guy Fieri	38	Director
Matthias Heinze	51	Director
Mark Haywood	44	Director

Steven M. Schneider. Mr. Schneider has been director and Chief Executive Officer of ZAP since October 26, 2002. In 2001, Mr. Schneider founded Voltage Vehicles, a fuel vehicle distributor specializing in electric vehicles and full-performance alternative fuel vehicles including automobiles, motorcycles, bicycles, scooters, hovercraft, neighborhood electric vehicles, commercial vehicles and accessories. He also founded Auto Distributors, Inc., which is the promotion and distribution division of Voltage Vehicles. In 1996, Mr. Schneider founded the RAP Group, an automotive liquidator and reseller. Both Voltage Vehicles and the Rap Group were acquired by ZAP in 2002. He presently serves on the Advisory Board of Directors to Apollo Energy Systems, Inc. and serves as a director of Rotoblock Corporation, a public company focused on the continued development of the oscillating piston engine. Mr. Schneider served as interim President of Rotoblock from August to November 2005.

Gary Starr. Mr. Starr co-founded ZAP in 1994, has been a director since the Company’s inception and served as Chief Executive Officer from 2000 to 2002. He became chairman of the Board of Directors in October 2002. Mr. Starr founded US Electricar’s electric vehicle operation in 1983. Mr. Starr has several publications: “Electric Cars: Your Guide to Clean Motoring, “The Shocking Truth of Electric Cars,” and “The True Cost of Oil.” In addition, he has appeared on more than 300 radio and television shows including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, the CBS Evening News and the McNeil Lehrer News Hour as an authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy.

Max Scheder-Bieschin. Max Scheder-Bieschin was appointed President of ZAP on December 1, 2005 and served as Executive Vice President from October 14, 2005 until his appointment as President. Prior to joining ZAP, Mr. Scheder-Bieschin served as Managing Director of Corporate Finance for Deutsche Bank in Frankfurt, Germany from 2001 to 2004. From 1995 to 2001, Mr. Scheder-Bieschin led the mergers and acquisitions practice group at ING BHF Bank in Frankfurt and New York as Managing Director of Corporate Finance. Earlier in his career, he was a Principal with Fredericks Michael & Co., a New York-based mergers and acquisitions boutique investment banking firm; Associate Director in the Real Estate Investment Banking Group with Bear Stearns & Co. in New York; and a Staff Accountant with Peat, Marwick, Mitchell & Co. in New York. Mr. Scheder-Bieschin received a Bachelor degree in Economics from Stanford University and attended the Masters in Accounting program at New York University. He is also a graduate of the Executive Program in Strategy and Organization from the Stanford Graduate School of Business.

William Hartman. Mr. Hartman was appointed Chief Financial Officer in March 2001. He was engaged with the Company as a financial consultant starting in January 2001. Prior to his engagement at ZAP, Mr. Hartman provided financial and accounting consulting services to various Internet start up companies in the San Francisco Bay Area from 1999 to 2001. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York.

Renay Cude. Ms. Cude was appointed Corporate Secretary in August 2002, and has been a director of the Company since October 26, 2002. Ms. Cude is the President of our subsidiary, Voltage Vehicles, where she works closely with corporate counsel in obtaining all the required licensing in the 50 states for the proper distribution of advanced technology vehicles. Ms. Cude is also the President of ZAP Manufacturing and ZAP Rentals. Prior to joining ZAP, from 1997 to 2002, Ms. Cude worked as a legal secretary for various law firms. Ms. Cude has over five years experience working in the bankruptcy field where she helped companies through the reorganization process. Ms. Cude also currently serves as Secretary and a director of Rotoblock Corporation, a public company focused on the continued development of the oscillating piston engine. Ms. Cude holds an Associates Degree in General Education from Santa Rosa Junior College.

Louis Auletta. Mr. Auletta has served as a director since 2002 and has been an independent real estate investor for the past 5 years. Mr. Auletta has also served as the executive director of the Earth Options Institute. Mr. Auletta holds a Bachelors degree in Business from Wagner College in New York.

Guy Fieri. Mr. Fieri has been a director since 2004 and is an entrepreneur and restaurateur, having founded and operated three restaurants in the North Bay Area of San Francisco over the past seven years. He previously held various management positions in large food development companies. Mr. Fieri has been a three term President of the Restaurant Association of the Redwood Empire and currently serves on the board of directors for the Educational Foundation of the California Restaurant Association.

Matthias Heinze. Mr. Heinze has been a director since 2005, is the Director of Technology for TUV, a U.S.-German corporation specializing in independent testing and assessment services, and serves as the President of Rotoblock Corporation, a public company focused on the continued development of the oscillating piston engine. He is also Chief Executive Officer of Scibase Intl., LLC, a technology development company. For the past twenty years, Mr. Heinze has worked in the Industrial Machinery and Pressure Equipment divisions at TUV. Mr. Heinze holds engineering degrees from FH Hamburg and FH Jena in Germany.

Mark Haywood. Mr. Haywood has served as a director since 2006 and has been a real estate developer in Northern California for the past thirteen years. From 1993 to 1997, Mr. Haywood and two partners purchased over 100 properties in the Sacramento area equaling over 1,000 rental units. In 1996, Mr. Haywood helped establish a privately-owned waste removal company in the Sacramento area.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

On March 1, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division. At such time, Mr. Starr was an executive officer and director of the Company and Mr. Hartman was an executive officer of the Company. The plan of reorganization was confirmed on June 20, 2002 and the Bankruptcy Court closed the bankruptcy case on June 14, 2004.

Board of Directors

Corporate Governance Principles and Board Matters

ZAP is committed to having sound corporate governance principles and practices. ZAP’s primary corporate governance documents, including our Code of Ethics and Committee Charters, are available to the public on our website at http://www.zapworld.com. The following is a discussion of our current governance principles and practices.

Independence of Directors

The Board has determined the following directors of the Company have no material relationship with ZAP, directly or indirectly, that would interfere with the exercise of independent judgment, and are independent within the meaning of the Pacific Stock Exchange’s (the “PCXE”) director independence standards1 : Guy Fieri, Louis Auletta, Mark Haywood and Matthias Heinze.

Board Meetings

During 2005, our Board met 57 times.  During 2005, all directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board during 2005 and (ii) the total number of meetings held by all committees of the Board on which such director served in 2005. The Company does not have a policy with regard to attendance of directors at annual meetings, but encourages all of its directors to attend the annual meeting.  The 2005 Annual Meeting of Shareholders was attended by 100% of the directors.

Committees of the Board

Audit Committee

The Board’s Audit Committee is comprised of Guy Fieri, Louis Auletta and Mark Haywood.  During 2005, the Audit Committee met 4 times. Each member of the Audit Committee satisfies the independence standards specified in Rule 5.3(k) of the PCXE listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.  All current members of the Audit Committee are financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement.  The Board has determined that Guy Fieri qualifies as an audit committee financial expert as defined within Item 401 of Regulation S-B and Rule 5.3(k) of the PCXE listing standards.  The Board has determined that Mr. Fieri qualifies as an audit committee financial expert by means of having run his own businesses, which includes his responsibility for the accounting aspects of such business.

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes overseeing the work of the Company’s internal accounting and financial reporting and internal auditing processes and discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements and internal control over financial reporting of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditors, and the independent auditor in carrying out its oversight responsibilities. The Committee’s specific responsibilities are delineated in the Audit Committee Charter. The Audit Committee Charter is available on the ZAP website at http://www.zapworld.com.

Compensation Committee

The Board’s Compensation Committee is comprised of Louis Auletta and Guy Fieri. During 2005, the Compensation Committee met 3 times. Each member of the Compensation Committee satisfies the independence standards specified in Rule 5.3(k) of the PCXE listing standards.  A copy of the Compensation Committee Charter is available on the ZAP website at http://www.zapworld.com. The Compensation Committee, among other things, advises the Board on all matters pertaining to compensation programs and policies, approves the compensation payable to each of the officers of the Company, reviews proposed compensation of executives as provided in the Company’s executive compensation plan and administers the Company’s stock option plans.
1 We were listed on the Pacific Stock Exchange (the “PCXE”) until such time as the PCXE merged with the Archipelago Exchange (the “Arca”). On March 7, 2006, the Arca merged with the New York Stock Exchange (the “NYSE”) creating the NYSE Arca electronic trading platform. ZAP’s stock now trades on the NYSE Arca, however, the PCXE rules still apply to all stock listed on the NYSE Arca, and all prior actions taken by the Arca or the PCXE apply to our listing on the NYSE Arca.

Corporate Governance and Nominating Committee

The Board’s Corporate Governance and Nominating Committee (the “Governance Committee”) is comprised of Matthias Heinze and Mark Haywood. During 2005, the Governance Committee met 3 times. Each member of the Governance Committee satisfies the independence standards specified in Rule 5.3(k) of the PCXE listing standards.  The Governance Committee has adopted a charter, which has been ratified and approved by the Board.  A copy of the committee’s charter is available on the ZAP website at http://www.zapworld.com.

The Governance Committee, among other things, identifies, evaluates and recommends individuals qualified to be directors of the Company.  In evaluating candidates for nomination to the Board, the committee takes into account the applicable requirements for directors under the Exchange Act and the PCXE listing standards, now known as the NYSE Arca.  Members of the Board of Directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government, education, technology or public interest. They should be able to provide insights and practical wisdom based on their experience and expertise. They should be committed to enhancing shareholder value and should have sufficient time to effectively carry out their duties. Their service on other Boards of public companies should be limited to a reasonable number.

The Governance Committee annually reviews the appropriate skills and characteristics required of Board members in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of the shareholders. In conducting this assessment, the committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

Code of Ethics

The Board has adopted a Code of Ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors.  The Code of Ethics covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the Code of Ethics is available on the ZAP website http://www.zapworld.com or may be obtained by written request submitted to the Corporate Secretary at ZAP, 501 Fourth Street, Santa Rosa, CA 95401.  The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics by disclosing on the Company’s website, by press release and/or on a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons beneficially owning more than 10% of the outstanding common stock of the Company to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% beneficial owners of common stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that during the fiscal year ended December 31, 2005, the following officers and directors failed to timely file an initial statement of beneficial ownership of securities on Form 3:

•	Guy Fieri failed to timely file. The Form 3 was filed on March 15, 2006.
•	Louis Auletta failed to timely file. The Form 3 was filed on March 24, 2006.
•	Matthias Heinze failed to timely file. The Form 3 was filed on January 30, 2006.
•	Renay Cude failed to timely file. The Form 3 was filed on November 29, 2005.
•	Bill Hartman failed to timely file. The Form 3 was filed on January 27, 2006.
•	Max Scheder-Bieschin failed to timely file. The Form 3 was filed on October 26, 2005.
•	Mark Haywood failed to timely file. The Form 3 was filed on March 7, 2006.

The Company believes that during the fiscal year ended December 31, 2005, the following officers and directors failed to timely report certain transactions on Form 4s:

•	Guy Fieri failed to file a Form 4 for three transactions with a net increase of 25,000 shares and 100,000 options. These transactions were filed on a Form 3 on March 15, 2006.

•	Louis Auletta failed to file a Form 4 for two transactions with a net increase of 25,000 shares of common stock and 25,000 options. These transactions were filed on a Form 3 on March 24, 2006.
•
Gary Starr failed to file a Form 4 for six transactions with a net increase of 301,898 warrants and 316,898 options and a net decrease of 110,000 shares of common stock. These transactions were filed on a Form 4 on March 14, 2006.

•
Steve Schneider failed to file a Form 4 for nine transactions with a net decrease of 153,302 warrants and a net increase of 316,898 options. These transactions were filed on a Form 4 on March 24, 2006.

•
Renay Cude failed to file a Form 4 for ten transactions with a net increase of 1,118,250 options, 55,365 shares of common stock and 1,031,654 warrants. The earliest of these transactions date back to 2002.  These transactions were filed on a Form 3, a Form 4 and two Form 5s on November 29, 2005.

•
Bill Hartman failed to file a Form 4 for thirteen transactions with a net increase of 57,666 shares of common stock, 300,000 options and 580,000 warrants. The earliest of these transactions date back to 2001. These transactions were filed on a Form 3 on January 27, 2006.

As of the date of this amendment to the Company’s annual report, the Company is not aware of any filings made by 10% beneficial owners of our common stock and believes that all such beneficial owners failed to file Forms 3 and 4.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes compensation earned in 2005, 2004 and 2003 by our Chief Executive Officer and the four other most highly paid individuals who were executive officers at the end of 2005 (collectively, the “Named Executive Officers”).

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
Name	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Steven Schneider(1)	2005	120,000	-	-	-	633,796	-	-
Chief Executive Officer	2004	108,300	-	-	28,750	1,528,652	-	-
	2003	74,100	-	-	-	150,000	-	-

Gary Starr(2)	2005	120,000	-	-	-	633,796	-	-
Chairman of the Board	2004	108,300	-	-	28,750	1,528,652	-	-
	2003	74,100	-	-	-	150,000	-	-

William Hartman(3)	2005	115,000	-	-	-	500,000	-	-
Chief Financial Officer	2004	115,000	-	-	28,750	175,000	-	-
	2003	115,000	-	-	-	-	-	-

Renay Cude(4)	2005	40,000	30,000	17,000	-	633,796	-	-
Corporate Secretary	2004	40,000	-	23,000	58,000	1,279,408	-	-
	2003	40,000	-	-	-	161,700	-	-

Max Scheder-Bieschin(5)	2005	24,600	-	-	15,600	550,000	-	-
President	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-
____________________
(1)	As of December 31, 2005, the value of Mr. Schneider’s restricted stock award was $6,500 based on the closing price of ZAP common stock on December 30, 2005.

(2)	As of December 31, 2005, the value of Mr. Starr’s restricted stock award was $6,500 based on the closing price of ZAP common stock on December 30, 2005.
(3)	As of December 31, 2005, the value of Mr. Hartman’s restricted stock award was $6,500 based on the closing price of ZAP common stock on December 30, 2005.
(4)
Ms. Cude received a housing allowance of $12,000 and $18,000 in 2005 and 2004, respectively and a car allowance of $5,000 in 2005 and 2004. As of December 31, 2005, the value of Ms. Cude’s restricted stock award was $14,400 based on the closing price of ZAP common stock on December 30, 2005.

(5)
Mr. Scheder-Bieschin began providing consulting services in September 2005, was hired as Executive Vice President on October 14, 2005, and became President on December 1, 2005. He receives an annual salary of $120,000. He was granted 15,000 shares of restricted stock, valued at $15,600, based on the closing price of ZAP common stock on September 14, 2005, the date of grant. As of December 31, 2005, the value of Mr. Scheder-Bieschin’s restricted stock award was $3,900 based on the closing price of ZAP common stock on December 30, 2005.

The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all our employees, such as group health insurance, paid parking, certain educational and training programs, vacation and sick leave. In addition, we make available certain non-monetary benefits to our executive officers, including a car allowance or access to a Company car, with a view to acquiring and retaining qualified personnel and facilitating job performance. We consider such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, other than Ms. Cude, which cannot be precisely ascertained but which is less than $50,000 and less than 10% of the annual salary of each such executive officer, is not included in such table.

Compensation of Directors

During the fiscal year ended December 31, 2005, we did not provide our directors with cash or other forms of compensation, although we did reimburse their out-of-pocket expenses for attendance at meetings and other related business. Starting in April 2006, all directors receive $500 and a grant of $500 of common stock for attendance at each Board meeting and each committee meeting. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings.

Employment Agreements

We currently have employment agreements with three of our Named Executive Officers as described below.

Steve Schneider, Chief Executive Officer

We entered into an employment agreement with Steve Schneider on October 1, 2003. The agreement provides that Mr. Schneider will serve as our Chief Executive Officer through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Schneider’s current salary is set at $120,000. In addition, the agreement provides that should ZAP become profitable, Mr. Schneider’s salary will automatically be increased by 10% for every $100,000 in profits calculated on a quarterly basis. Mr. Schneider annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Schneider also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Schneider is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Schneider’s employment in the case of a merger or reclassify Mr. Schneider without cause prior to the expiration of the employment agreement, the Company must retain Mr. Schneider as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice.

Gary Starr, Chairman of the Board

We entered into an employment agreement with Gary Starr on October 1, 2003. The agreement provides that Mr. Starr will serve as Chairman of the Board of Directors of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Starr’s current salary is set at $120,000. In addition, the agreement provides that should ZAP become profitable, Mr. Starr’s salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Mr. Starr annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Starr also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Starr is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Starr’s employment in the case of a merger or reclassify Mr. Starr without cause prior to the expiration of the employment agreement, the Company must retain Mr. Starr as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice.

Renay Cude, Corporate Secretary

We entered into an employment agreement with Renay Cude on October 1, 2003. The agreement provides that Ms. Cude will serve as Corporate Secretary of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid non corporate officer-employee of ZAP, but in no event less than $36,000 per year. Ms. Cude’s current salary is set at $40,000. In addition, the agreement provides that should ZAP become profitable, Ms. Cude’s salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Ms. Cude annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Ms. Cude also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates her employment without cause, Ms. Cude is entitled to her full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Ms. Cude’s employment in the case of a merger or reclassify Ms. Cude without cause prior to the expiration of the employment agreement, the Company must retain Ms. Cude as an employee or consultant for a period of five years for an aggregate salary of $250,000, payable bi-monthly, or make a lump sum payment of $150,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice.

Option Grants in Last Fiscal Year

The following table reports information regarding grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2005.

Name	Number of securities underlying Options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/sh)	Expiration Date

Steven Schneider	316,898(1)	9.41%	$1.00	July 1, 2007
	316,898(2)	9.41%	$0.93	June 7, 2015

Gary Starr	316,898(3)	9.41%	$1.00	July 1, 2007
	316,898(4)	9.41%	$0.93	June 7, 2015

William Hartman	500,000(5)	14.84%	$1.00	July 1, 2007

Renay Cude	316,898(6)	9.41%	$1.00	July 1, 2007
	316,898(7)	9.41%	$0.93	June 7, 2015

Max Scheder-Bieschin	250,000(8)	7.42%	$1.04	September 14, 2015
	250,000(9)	7.42%	$1.20	July 1, 2007
	50,000(10)	1.48%	$0.65	December 1, 2015
____________________
(1)	Mr. Schneider was granted 316,989 K-2 warrants on June 7, 2005.
(2)	Mr. Schneider was granted 316,989 options from the 2002 Employee Stock Option Plan on June 7, 2005.
(3)	Mr. Starr was granted 316,989 K-2 warrants on June 7, 2005.

(4)	Mr. Starr was granted 316,989 options from the 2002 Employee Stock Option Plan on June 7, 2005.
(5)	Mr. Hartman was granted 500,000 K-2 warrants on June 7, 2005.
(6)	Ms. Cude was granted 316,989 K-2 warrants on June 7, 2005.
(7)	Ms. Cude was granted 316,989 options from the 2002 Employee Stock Option Plan on June 7, 2005.
(8)	Mr. Scheder-Bieschin was granted 250,000 options from the 2002 Employee Stock Option Plan on September 14, 2005.
(9)	Mr. Scheder-Bieschin was granted 250,000 B-2 warrants on September 14, 2005.
(10)	Mr. Scheder-Bieschin was granted 50,000 options from the 2002 Employee Stock Option Plan on December 1, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reports certain information regarding outstanding stock options held at December 31, 2005 by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at 12/31/05 (Exercisable / Unexercisable)	Value of Unexercised In-the-Money Options at 12/31/05 (Exercisable / Unexercisable)(1)

Steven Schneider	0	0	12,333,970(2)/834,084	$2,000/0

Gary Starr	0	0	5,405,218(3)/834,084	$2,000/0

William Hartman	0	0	901,949(4)/69,444	$1,250/0

Renay Cude	0	0	1,491,411(5)/658,493	$750/0

Max Scheder-Bieschin	0	0	279,167(6)/270,833	0/0

____________________
(1)	Value represents the difference between the closing price of the common stock on December 30, 2005 ($0.26) and the option exercise price.
(2)	Includes 11,636,454 warrants held by Mr. Schneider.
(3)	Includes 4,591,085 warrants held by Mr. Starr.
(4)	Includes 570,000 warrants held by Mr. Hartman.
(5)	Includes 1,031,654 warrants held by Ms. Cude.
(6)	Includes 250,000 warrants held by Mr. Scheder-Bieschin.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 21, 2006, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 21, 2006. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 34,454,616 shares of common stock outstanding as of April 21, 2006, plus, for each individual, any securities that individual has the right to acquire within 60 days of April 21, 2006.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

Name and Address	Shares Beneficially Owned	Percentage of Class

Beneficial Owners of More than 5%:
Sunshine 511 Holdings (1)	3,000,000	8.0%
101 N. Clematis Street, Suite 511 West Palm Beach, Florida 33401

Daka Development Ltd. (2)	3,007,055	8.2%
8/F Leroy Plaza, Unit C 15 Cheung Shun Street Chung Sha Wan Kin, Hong Kong

Fusion Capital Fund II, LLC (3)	2,500,750	6.8%
222 Merchandise Mart Plaza, Suite 9-112 Chicago, IL 60654

Jeffrey G. Banks (4)	4,522,993	12.2%
1314 Sunny Hills Road Oakland, CA 94610

Phi-Nest Fund, LP (5)	2,593,162	7.5%
2385 Executive Drive, Suite 100 Boca Raton, Florida 33431

Current Directors, Nominees and Named Executive Officers:
Steven Schneider (6)	15,480,845	32.9%

Gary Starr (7)	6,540,472	16.3%

William Hartman (8)	696,389	2.0%

Renay Cude (9)	1,645,651	4.6%

Max Scheder-Bieschin (10)	344,167	1.0%

Guy Fieri (11)	93,482	*

Mark Haywood	200,500	*

Matthias Heinze (12)	250,000	*

Louis Auletta (13)	50,004	*

All Directors and Executive Officers as a group (9 persons)	25,301,338	45.6%
_______________
*	Less than 1%.
(1)
Represents 3,000,000 warrants to purchase common stock. The managing partner is Andrew Schneider, a cousin of ZAP’s CEO. The address for Sunshine 511 Holdings is 101 N. Clematis Street, Suite 511, West Palm Beach, FL 33401.

(2)
Includes 2,352,056 warrants to purchase common stock. The managing partner is Raymond Chow. The address for Daka Development is Unit C 8/F Leroy Plaza, 15 Cheung Shun Street, Chung Sha Wan Kin, Hong Kong.

(3)
Represents 2,500,750 warrants to purchase common stock. Pursuant to the terms of the warrant, Fusion Capital is not entitled to exercise the warrants to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by Fusion Capital to exceed 9.9% of the outstanding shares of the common stock following such exercise. Steve Martin is the managing partner. The address for Fusion Capital is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.

(4)	Includes 2,550,000 warrants to purchase common stock.
(5)
In December 2004, the Company issued 2.9 million shares of common stock as collateral for a $1 million loan. The loan agreement was subsequently amended allowing Phi-Nest to purchase and sell 500,000 shares of common stock for $1.16 per share. On March 30, 2006, the Company received $500,000 as partial payment from the sale. The collateral was reduced to 2.4 million shares and the loan is still pending. The address for Phi-Nest Fund, L.P. is 2385 Executive Drive, Suite 100, Boca Raton, FL 33431. Mr. Howard Deverett is the Fund Manager.

(6)	Includes 11,636,454 shares of common stock issuable upon the exercise of various warrants and 919,391 shares of stock issuable upon the exercise of stock options.
(7)	Includes 4,601,085 shares of common stock issuable upon the exercise of various warrants and 1,036,058 shares of stock issuable upon the exercise of stock options.
(8)	Includes 570,000 shares of common stock issuable upon the exercise of various warrants and 101,389 shares of stock issuable upon the exercise of stock options.
(9)	Includes 1,031,654 shares of common stock issuable upon the exercise of various warrants and 558,632 shares of stock issuable upon the exercise of stock options.
(10)	Includes 250,000 shares of common stock issuable upon the exercise of various warrants and 79,167 shares of stock issuable upon the exercise of stock options.
(11)	Includes 56,944 shares of common stock issuable upon the exercise of stock options.
(12)	Includes 100,000 shares of common stock issuable upon the exercise of warrants and 150,000 shares of stock issuable upon the exercise of stock options.
(13)	Includes 25,000 shares of common stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

We have adopted stock incentive plans to provide incentives to attract and retain officers, directors, key employees and consultants. We currently have reserved a total of 11,500,000 shares of our common stock for granting awards, including 1,500,000 shares under our 1999 Incentive Stock Option Plan and 10,000,000 shares under our 2002 Incentive Stock Option Plan. Both the 1999 plan and the 2002 plan were approved by our shareholders. As of December 31, 2005, 45,000 shares of common stock had been issued pursuant to options exercised out of the 2002 plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and other rights	Weighted-average exercise price of outstanding options and other rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,371,350	$1.04	5,083,650

Equity compensation plans not approved by security holders(1)	11,309,358	$1.65	232,873

Total	17,680,708	$1.43	5,316,523
___________________
(1)
As of December 31, 2005, there are 11,309,358 warrants outstanding that were issued pursuant to individual compensation arrangements not approved by shareholders and 232,873 shares reserved for future issuance pursuant to the 2004 Consultant Stock Plan, which was previously adopted by the Board to assist the Company in engaging individuals to provide consulting services. The specific issuances are described below under “Individual Equity Compensation Arrangements.” Pursuant to the rules of NYSE Arca, the Company must obtain shareholder approval for all future issuances of equity compensation and will not issue any of the 232,873 remaining shares reserved for issuance under the 2004 Consultant Stock Plan without obtaining prior shareholder approval.

Individual Equity Compensation Arrangements

As of December 31, 2005, there were a total of 3,079,500 Series B-2 warrants outstanding that were issued as equity compensation. These warrants, which expire on July 1, 2007 and have an exercise price of $1.20, were issued to the following individuals:

•	On October 9, 2002, Den Demers received 25,000 B-2 warrants for consulting services.
•	On November 8, 2002, Lee Bodmer received 100,000 B-2 warrants for construction services.
•	On November 12, 2002, Jeff Clay received 25,000 B-2 warrants for consulting services.
•	On March 5, 2003, International Broadcasting Corp. received 25,000 warrants for consulting services.
•	On March 12, 2003, Joe Mercier received 25,000 B-2 warrants for consulting services.
•	On March 13, 2003, Stan Elbaum received 5,000 B-2 warrants for marketing services.
•	On June 6, 2003, J. Brooks received 5,000 B-2 warrants for consulting services.
•	On September 15, 2003, John Wong received 10,000 B-2 warrants for consulting services.
•	On September 17, 2003, Wolfgang Hans Zieber received 7,000 B-2 warrants for contracting services.
•	On September 17, 2003, Robert Lee Zieber II received 7,000 B-2 warrants for contracting services.
•	On December 12, 2003, Jeff Banks received 50,000 B-2 warrants for consulting services.
•	On December 30, 2003, Kevin Schneider received 25,000 B-2 warrants for web design services.
•	On January 8, 2004, Evan Rapoport received 895,500 B-2 warrants for consulting services.
•	On January 23, 2004, Kevin Schneider received 25,000 B-2 warrants for web design services.
•	On March 24, 2004, Mark Levin received 650,000 B-2 warrants for consulting services.
•	On May 11, 2004, Marlin Financial Group received 50,000 B-2 warrants for consulting services.
•	On November 16, 2004, Matthias Heinze received 100,000 B-2 warrants for consulting services.
•	On September 14, 2005, Ricardo Silva Machado received 500,000 B-2 warrants for consulting services.
•	On September 14, 2005, Max Scheder-Bieschin received 250,000 B-2 warrants pursuant to his employment.
•	On September 15, 2005, Marketing Productions received 150,000 B-2 warrants for consulting services.
•	On September 15, 2005, Ran Furman received 80,000 B-2 warrants as commission payment.
•	On September 15, 2005, Legend Merchant received 20,000 B-2 warrants as commission payment.
•	On November 7, 2005, Jose Martin received 50,000 B-2 warrants for consulting services.

As of December 31, 2005, there were a total of 5,044,858 Series K-2 warrants outstanding that were issued as equity compensation. These warrants, which expire on July 1, 2007 and have an exercise price of $1.00, were issued to the following individuals:

•	On December 2, 2003, Gary Starr received 150,000 K-2 warrants pursuant to his employment.
•	On December 3, 2003, Steve Schneider received 150,000 K-2 warrants pursuant to his employment.
•	On April 12, 2004, Alex Campbell received 25,000 K-2 warrants pursuant to his employment.
•	On April 12, 2004, Fernando Cancela received 25,000 K-2 warrants pursuant to his employment.
•	On April 21, 2004, Sunshine 511 Holdings received 1,000,000 K-2 warrants for consulting services.
•	On June 23, 2004, Peter Richard received 100,000 K-2 warrants pursuant to his employment.
•	On August 30, 2004, Renay Cude received 200,104 K-2 warrants pursuant to her employment.
•	On August 30, 2004, Steve Schneider received 200,104 K-2 warrants pursuant to his employment.
•	On August 30, 2004, Peter Richard received 50,000 K-2 warrants pursuant to his employment.
•	On August 30, 2004, William Hartman received 50,000 K-2 warrants pursuant to his employment.
•	On October 1, 2004, Christina Diaz received 50,000 K-2 warrants pursuant to her employment.
•	On November 8, 2004, William Mitchell received 50,000 K-2 warrants pursuant to his employment.
•	On November 16, 2004, Steve Schneider received 514,652 K-2 warrants pursuant to his employment.
•	On November 16, 2004, Gary Starr received 514,652 K-2 warrants pursuant to his employment.
•	On November 16, 2004, Renay Cude received 514,652 K-2 warrants pursuant to her employment.
•	On June 7, 2005, Steve Schneider received 316,898 K-2 warrants pursuant to his employment.
•	On June 7, 2005, Gary Starr received 316,898 K-2 warrants pursuant to his employment.

•	On June 7, 2005, Renay Cude received 316,898 K-2 warrants pursuant to her employment.
•	On June 7, 2005, William Hartman received 500,000 K-2 warrants pursuant to his employment.

As of December 31, 2005, there were a total of 825,000 $1.50 warrants outstanding that were issued as equity compensation. These warrants, which expire on August 15, 2012 and have an exercise price of $1.50, were issued to the following individuals:

•	On September 20, 2005, Allan Browne received 165,000 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Edward A. Woods received 165,000 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Benjamin D. Scheibe received 60,000 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Peter W. Ross received 105,000 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Robert B. Broadbelt received 37,500 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Sylvia P. Lardiere received 37,500 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Miles Feldman received 30,000 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Eric George received 127,500 $1.50 warrants as attorneys’ fees.
•	On September 20, 2005, Michael A. Bowse received 22,500 $1.50 warrants as attorneys’ fees.
•	On October 21, 2005, Thomas Graver received 75,000 $1.50 warrants for consulting services.

As of December 31, 2005, there were a total of 80,000 $2.50 warrants outstanding that were issued as equity compensation. These warrants, which have an expiration date of July 7, 2009 and an exercise price of $2.50, were issued to the following individuals:

•	On October 26, 2004, Virginia Medeiros received 50,000 $2.50 warrants for public relations services.
•	On February 15, 2005, Mark Groussman received 30,000 $2.50 warrants as commission payment.

On February 15, 2005, we issued 30,000 $4.00 warrants to Mark Groussman as commission payment. These warrants expire on February 15, 2008 and have an exercise price of $4.00.

On February 15, 2005, we issued 1,125,000 $3.05 warrants to Trilogy for investor relations services. These warrants expire on February 15, 2008 and have an exercise price of $3.05.

On February 15, 2005, we issued 562,500 $4.05 warrants to Trilogy for investor relations services. These warrants expire on February 15, 2008 and have an exercise price of $4.05.

On February 15, 2005, we issued 562,500 $4.75 warrants to Trilogy for investor relations services. These warrants expire on February 15, 2008 and have an exercise price of $4.75.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Property Leases

We lease land, office and warehouse space from Mr. Schneider, our Chief Executive Officer and a director of the Company. These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $196,000 and $131,000, in the aggregate, for the years ended December 31, 2005 and 2004, respectively. The 3362 Fulton Road, 3405 Fulton Road and 1025 River Road locations in Santa Rosa are leased by The RAP Group. The 2129 Santa Rosa Avenue location in Santa Rosa is leased by ZAP. In 2004, certain leasehold improvements in the amount of $65,000 made by the Company on these rental properties were abandoned in favor of Mr. Schneider.

Consulting Services

In November and December 2003, the Company entered into certain agreements with two cousins of Mr. Schneider, our Chief Executive Officer. One cousin, Kevin Schneider, received 50,000 B-2 restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services valued at $25,000. The other cousin, Andrew Schneider, received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for investor relations and capital raising services to be provided through March 11, 2007.

In April 2004, the Company issued 2,000,000 B-2 restricted warrants and 1,000,000 K-2 restricted warrants to Sunshine 511 Holdings for investor relations and capital raising services, valued at approximately $1.5 million, to be provided through March 11, 2007. The managing partner of Sunshine 511 Holdings is Andrew Schneider, the cousin of Mr. Schneider, our Chief Executive Officer. The resulting fair value of $5.6 million (which includes amounts related to warrant repricings) was recorded as prepaid consulting services.

Inventory Purchase

In December 2005, the Company purchased $177,204 in inventory from Daka Development Ltd. in consideration for the issuance of 192,613 shares of common stock. Daka is deemed the beneficial owner of approximately 8% of our outstanding common stock.

Also in December 2005, the Company purchased $177,204 in inventory from Rotoblock Corporation, an affiliated entity. Matthias Heinze is the President of Rotoblock, Renay Cude serves as the Secretary and a director of Rotoblock and Steve Schneider is a director of Rotoblock. The Company has not yet paid Rotoblock for this inventory purchase and the parties are currently negotiating the settlement of this obligation.

ITEM 13.  EXHIBITS

Note: Item 13 in the Original Filing is unchanged except for the filing of updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________

* Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Odenberg, Ullakko, Muranishi & Co. LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005, and December 31, 2004, and fees billed for other services rendered by Odenberg, Ullakko, Muranishi & Co. LLP during those periods.

	2005	2004
Audit fees:[1]	$230,000	$225,000

Audit-related fees: [2]	-	-

Tax fees:[3]	-	-

All other fees:[4]	-	-
Total	$230,000	$225,000

(1)
Audit fees include fees invoiced for the audit of the Company's annual financial statements and the quarterly reviews of these statements, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements.

(2)
This category includes fees billed for assurance and related services that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.

(3)	This category includes fees billed for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.
(4)	The Company generally does not engage Odenberg, Ullakko, Muranishi & Co. LLP for “other” services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Date: May 1, 2006	By: /s/ STEVEN M. SCHNEIDER
Steven M. Schneider
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. SCHNEIDER	Director and Chief Executive Officer	May 1, 2006
Steven M. Schneider	(Principal Executive Officer)

/s/ GARY STARR	Chairman of the Board of Directors	May 1, 2006
Gary Starr

/s/ WILLIAM HARTMAN	Chief Financial Officer (Principal Financial and	May 1, 2006
William Hartman	Accounting Officer)

/s/ MAXIMILIAN F. SCHEDER-BIESCHIN	President	May 1, 2006
Maximilian F. Scheder-Bieschin

/s/ RENAY CUDE	Secretary and Director	May 1, 2006
Renay Cude

/s/ LOUIS AULETTA	Director	May 1, 2006
Louis Auletta

/s/ GUY FIERI	Director	May 1, 2006
Guy Fieri

/s/ MARK HAYWOOD	Director	May 1, 2006
Mark Haywood

/s/ MATTHIAS HEINZE	Director	May 1, 2006
Matthias Heinze