Form 10QSB
period 2006-03-31
ZAP
filed 2006-05-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2006

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

 34,719,945  shares of common stock as of May 5, 2006.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

Part I.     FINANCIAL INFORMATION
Item 1.    Financial Statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

March 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,610
Accounts receivable, net of allowance for doubtful accounts of $317	343
Advances on Smart Car inventory	143
Inventories	2,060
Prepaid expenses and other current assets	294
Total current assets	5,450

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $889	4,905

OTHER ASSETS
Smart Automobile license, net	2,703
Patents and trademarks, net	62
Goodwill	175
Deposits and other	430
Total assets	$13,725

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$104
Accounts payable	177
Accrued liabilities	2,176
License fee payable	906
Deferred revenue	1,100
Total current liabilities	4,463
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,880
Total liabilities	6,343
SHAREHOLDERS’ EQUITY
PrPreferred stock, authorized 50 million shares; no par value, 7,500 shares issued and outstanding	7,500
Common stock, authorized 100 million shares; no par value; 33,394,775 shares issued and outstanding	80,395
Common stock issued as loan collateral	(2,929)
Notes receivable from shareholders, net	(56)
Accumulated deficit	(77,528)
Total shareholders’ equity	7,382
Total liabilities and shareholders’ equity	$13,725

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended March 31,	Three Months ended March 31,
	2006	2005
NET SALES	$2,929	$1,162

COST OF GOODS SOLD	2,505	1,128

GROSS PROFIT	424	34

OPERATING EXPENSES
Sales and marketing	251	193
General and administrative (non-cash of $1,792 and $1,180 for the three months ended March 31, 2006 and 2005)	3,068	2,860
Research and development	—	40
	3,319	3,093

LOSS FROM OPERATIONS	(2,895)	(3,059)

OTHER INCOME (EXPENSE)
Gain on revaluation of warrant and put option liabilities	135	1,519
Interest expense,net	(6)	(7)
Other	(3)	—
	126	1,512
LOSS BEFORE INCOME TAXES	(2,769)	(1,547)

PROVISION FOR INCOME TAXES	4	4
NET LOSS	$ (2,773)	$(1,551)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.08)	$(0.05)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	32,747	30,590

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,773)	$(1,551)

Items not requiring the use of cash:
Amortization of note discount	—	10
Stock-based compensation for consulting and other services	1,283	2,792
Stock-based employee compensation	518	(1,645)
Gain on revaluation of warrant and put option liabilities	(135)	(1,519)
Depreciation and amortization	494	371
Loss on disposal of fixed asset	4	—
Allowance for doubtful accounts	(16)	22
Changes in other items affecting operations:
Receivables	(142)	(259)
Note recievable from Smart Auto	—	(1,000)
Inventories	(188)	376
Smart car inventory	1,235	—
Prepaid expenses and other assets	(213)	(55)
Accounts payable	(12)	17
Accrued liabilities	(40)	342
Deferred revenue	50	—
Net cash provided by (used in) operating activities	65	(2,099)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(24)	(158)
Proceeds from sale of equipment	35	—
Net cash provided by (used in) investing activities	11	(158)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(500)
Payments on note receivable to stockholder	—	14
Issuance of common stock and warrants, net of offering costs	1,005	1,955
Borrowings and repayments of long-term debt	(18)	13
Net cash provided by financing activities	987	1,482

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	1,063	(775)

CASH AND CASH EQUIVALENTS, beginning of period	1,547	5,354

CASH AND CASH EQUIVALENTS, end of period	$2,610	$4,579

See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, and have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial statements presented herein, for the three months ended March 31, 2006 and 2005 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The risks related to our business. The Company has a history of losses, and the Company might not achieve profitability. The Company will need additional capital to achieve its business plan. There can be no assurance that additional capital will be available, or if it is available, that it will be on acceptable terms. A substantial portion of the Company’s growth in the past four years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

The Company relies on other entities such as G&K Automotive to convert or americanize Smart cars for sale in certain states in the United States; and to provide services under warranties and all other maintenance and repair services. If these entities are unable to supply or service Americanized Smart cars, and the Company is unable to obtain alternate sources of supply for these products and services, the Company might not be able to fill existing backorders and/or sell more Smart cars.

(2)    SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2006, these potentially dilutive securities include options for 6,820,350 shares of common stock, warrants for 52,958,415 shares of common stock, debt convertible into 930,000 shares of common stock and preferred shares that can be converted into 4.14 million shares of common stock.

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

-The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point; and

-The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

DEFERRED REVENUE-One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $1,100,000 related to these agreements, which is classified as deferred revenue until such time as the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis.

USE OF ESTIMATES -The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates include:

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

STOCK ISSUED AS COLLATERAL- In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan . The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing them to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company also has an agreement with an outside company to provide a 36 month or 36,000 mile warranty on the Smart Car Americanized by ZAP. At March 31, 2006, the Company has recorded a warranty liablility for $77,000.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.

(3)   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors which are described in Note 10 to our consolidated financial statements in our 2005 Annual Report on Form 10-KSB as filed with the SEC on March 31, 2006. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “ Share-Based Payment ,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “ Accounting for Stock Issued to Employees, ” (“APB 25”) and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method ( i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous filings. In accordance with the modified prospective method, the consolidated financial statements for periods prior to 2006 have not been restated to reflect SFAS 123R. Therefore, the results for the first quarter of 2006 are not directly comparable to the same period in the prior year.

Under the provisions of SFAS 123R, we recorded $493,265 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

2006
Dividend yield	—
Expected volatility	140.87%
Risk-free interest rate	4.63%
Expected life (in years)	6.0

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2006 was $0.61. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income (loss) and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (dollars in thousands, except per-share data).

Three months ended March 31,
2005

Net loss as reported	$(1,551)

Add: Stock-based employee/director compensation
included in reported net loss	(1,645)
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(417)
Proforma net loss	$(3,613)

Loss per share:
Basic and diluted, as reported	$(0.05)
Basic and diluted, as adjusted	$(0.12)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three months ended March 31, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0; expected volatility: 141%; expected lives, in years: 5; and risk-free interest rate: 4.0%. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

A summary of options under the Company’s stock option plans as of December 31, 2005 and changes during the quarter ended March 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	6,416,350	$1.04	8.32
Options granted under the plan	150,000	$0.68
Options exercised	(196,000)	$0.30
Options forfeited and expired	—	—
Outstanding March 31, 2006	6,370,350	$1.00	8.11	$5,159,984

Options vested and exercisable
at March 31, 2006	3,675,418	$1.00	7.84	$2,977,089

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $222,590 and $8,000 for the three month period end March 31, 2006 and 2005, respectively.

As of March 31, 2006, total compensation cost of unvested options is $2.65 million. This cost is expected to be recognized through November 2008. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2006, as we have cumulative operating losses, for which a valuation allowance has been established.

(4)    INVENTORIES- The Inventories at March 31, 2006 are summarized as follows (thousands):

Vehicles - conventional	$452
Advanced Transportation vehicles	660
Parts and supplies	285
Finished Goods	858
2,255
Less-inventory reserve	(195)
$2,060

(5)    LICENSE AND DISTRIBUTION FEE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC ("SA"), a California limited liability company, to distribute and manufacture Smart cars. Smart is the brand name for a 3-cyclinder gas turbo engine car manufactured by Daimler Chrysler AG, which can achieve estimated fuel economy of 40 miles per gallon. SA is not affiliated with Daimler Chrysler, but is a direct importer.

Under the agreement ZAP will be SA’s exclusive distributor and licensee of the right to manufacture and distribute Smart cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP will pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 smart cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement, SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder shall convert 500 shares of preferred stock SA to $500,000 of common stock, and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

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

During the fourth quarter of 2005, the Company filed a lawsuit against Daimler Chrysler Corporation ("Daimler Chrysler") and others alleging that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third party relationships including this arrangement. Shortly thereafter, the Company commenced its annual impairment assessment. An independent valuation of the Smart Automobile license as of December 31, 2005 estimated the fair value to be $3.1 million with a remaining life of two years which was less than the $10.6 million recorded cost of the license. The carrying cost of the license was $8.8 million prior to the impairment calculation and accordingly, the Company recorded an impairment charge of $5.721 million for the year ended December 31, 2005. The valuation of the license was based on the Company's discounted projected cash flows from projected sales of Smart Cars over the estimated life of the license agreement. The remaining value of the license is being amortized using the straight-line method over the next two years, which is the revised estimated life of the license. License amortization for the period ended March 31,2006 was $387,500.

(6)    SHAREHOLDERS’ EQUITY-On July 1, 2002 ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the“ OTC Bulletin Board”) under the stock symbol of ZAPZ. On June 20, 2005, ZAP received approval to list its common stock on the Archipelago Exchange (ArcaEx). This exchange was a facility of the Pacific Exchange (PCXE) and is the nation’s first totally open, all-electronic stock exchange. The Company changed its stock ticker symbol used on the Archipelago Exchange (ArcaEX) from “ZAPZ” to “ZP” on July 7, 2005. On March 7, 2006, the ArcaEx merged with the New York Stock Exchange (the “NYSE”) creating the NYSE Arca electronic trading platform. ZAP’s stock now trades on the NYSE Arca, however, the PCXE rules still apply to all stock listed on the NYSE Arca, and all prior actions taken by the Arca or the PCXE apply to our listing on the NYSE Arca.

The Company’s shareholder equity activity for the three months ended March 31, 2006 is summarized as follows:

	Common
	Shares	Amount
Balance at December 31, 2005	32,584,866	$78,451,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	596,000	515,276
Cash	500,000	500,000
Consulting	171,635	94,900
Employee Compensation	42,274	24,096
	1,309,909	1,134,272
Stock Option and Warrant Transactions
Reclassification of warrant liability		567,525
Fair value of warrants issued for consulting and other services		1,113,938
Fair value of options and warrants issued to employees		493,265

		2,174,728
Reduction in common stock issued as loan collateral	(500,000)	(600,000)
Reclassification of deferred compensation		(765,000)

Balance at March 31, 2006	33,394,775	$80,395,000

The Company issued common stock as consideration under agreements for consulting and employee services during the three months ended March 31, 2006. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.  Unrecognized compensation on consulting contracts at March 31, 2006 is $765,000 and will be recognized as expense through 2007.

In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing them to purchase and sell 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

The Company also issued options and warrants to consultants for professional services.  During the three months ended March 31, 2006, the Company issued warrants to consultants to purchase 1,725,000 shares of common stock at prices ranging from $0.32 per share to $1.50 per share, with a contractual life ranging from 1 to 10 years. With the exception of one warrant grant of 100,000 shares, the warrants and options were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$0.32	$1.50
Market price	$0.32	$1.23
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	4.63%	4.63%
Expected life	1.0 years	10 years
Volatility	140.87%	140.87%
Fair market value	$0.06	$1.08

Under a purchase agreement dated February 16, 2005, the Company issued 600,000 shares of its common stock and 3 warrants for the purchase of 900,000 shares of its common stock to Lazarus Investment Partners LLP on February 17, 2005, for an aggregate purchase price of $1,260,000. Each of the 3 warrants is exercisable for 5 years, and will be exercisable for 300,000 shares of common stock at the initial exercise prices of $2.50, $3.25, and $4.00 per share. The Company also issued 30,000 shares and warrants to purchase 90,000 shares of stock to placement agents. The stock purchase agreement contains antidilution provisions under which the Company is obligated to issue additional common shares for no additional consideration if within 6 months the Company completes certain subsequent financing at less than $2.10 per share. No financings were completed during the six month period following the agreement.

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

(7)    LITIGATION - Other than the following, we are not party to any pending material legal proceedings and are not aware of any threatened or contemplated proceedings by any government authority against us.

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the CEO of ZAP, individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges breach of contract, promissory estoppel and fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. On May 2, 2006 a trial was held with the parties agreeing to settle the matter for $40,000 and execute mutual releases of all claims arising out of the subject matter of the litigation.

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

(8)    RELATED PARTY TRANSACTIONS

Rental agreements

The Company leases office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $39,500 and $37,100 for the quarter ended March 31, 2006 and 2005, respectively.

Consulting services and other services

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In the fourth quarter of 2005 the Company expensed approximately $2.2 million, the carrying value of the prepaid services, since limited services had not been received and there were no assurances that future services would be received. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP.

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where three of ZAP’s officers and or Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2005 and March 31, 2006.

(9)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended
	March 31,
	2006	2005
Cash paid during the period for interest	$20	—
Cash paid during the period for income taxes	$—	—
Non-cash investing and financing activities:
Stock and warrants issued for:
Purchase of real property and equipment	$—	4
Inventory purchases	$—	49
Settlement of warrant liability	$568	6,711
Other assets	$—	247

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report of Form 10-QSB contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this quarterly report of Form 10-QSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•    general economic and industry conditions;
•    our history of losses, deficits and negative operating cash flows;
•    our limited operating history;
•    industry competition;
•    environmental and government regulation;
•    protection and defense of our intellectual property rights;
•    reliance on, and the ability to attract, key personnel;
•    other factors including those discussed in "Risk Factors" in our annual report on Form 10-KSB filed on March 31, 2006.

You should keep in mind that any forward-looking statement made by us in this quarterly report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

In this quarterly report on Form 10-KSB the terms “ZAP,” “Company,” “we,” “us” and “our” refer to ZAP and its subsidiaries.

Overview

ZAP stands for Zero Air Pollution(R). ZAP was founded on September 23, 1994, during an era when government and industry were debating how to solve the country's growing transportation problems. ZAP began to invent, design, manufacture, and market innovative products like its zero-emission ZAP(R)electric bicycle and ZAPPY(R) electric scooter that were cost-effective and practical for world markets. Today, ZAP is moving forward with a campaign to stay at the forefront of fuel-efficient transportation with new technologies, including energy efficient gas systems, hydrogen, electric, alcohol, hybrid and other innovative power systems. ZAP is also investing in advanced energy solutions, utilizing advanced batteries, trybrid technology and fuel cell designs.

In the process of building ZAP, the Company has pioneered a growing niche for alternative transportation. In 1995, ZAP began marketing electric transportation on the Internet through the website at www.zapworld.com. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001 ZAP added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2005 ZAP introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline and in 2006 all electric cars.

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

Recent Developments

Some of the significant events for the Company that occurred during the first quarter of 2006 and through the date of this report are as follows:

1.	ZAP reported a record month in March for over $2 million in sales for various models of the Smart Car Americanized by ZAP. The autos were shipped to ZAP Dealers in various states.

2.
ZAP conducted the first cross-country rally of the Smart Car Americanized by ZAP. The tour of six cars started in Santa Rosa California and stopped at the New York International Auto Show in New York City, and ended back in Santa Rosa, CA. The event was held to raise awareness about advanced technology vehicles.

3.	ZAP became listed on the Archipelgo Stock exchange which is now a wholly owned subsidiary of the NYSE Group. At the same time ZAP changed its trading symbol to “ZP”.

4.	ZAP introduced its new line of Lithium Battery Systems for powering hand-held electronic devices at a recent trade show in California.

5.
ZAP has also scheduled for production a new and improved line of electric scooters such as the ZAPPY ® 3 Pro and the ZAPPY® 3 mobility. In addition, the ZAP BUZZZ All Terrain Vehicle and the ZAP MUD’E Trail Bike have also been added to the electric vehicle production line.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plan. The benefits provided under this plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123(R) for the first three months of 2006 was $493,265. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.65 million, which is expected to be recognized through December, 2008.

Upon adoption of SFAS 123(R), we continued estimating the value of stock option awards on the date of grant using Black-Scholes option pricing model (Black-Scholes Model). The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operations.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31,
	2006	2005
Statements of Operations Data:
Net sales	100%	100%
Cost of sales	(85.5)	(97.1)
Operating expenses	113.3	266.2
Loss from operations	(98.8)	(263.3)
Net loss	(94.7)	(133.5)

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net sales for the quarter ended March 31, 2006 were $2.9 million compared to $1.2 million in 2005. RAP’s net sales for the period accounted were $675,000 versus $ 1 million in 2005. The net sales for ZAP were $2.2 million versus $159,000 in 2005. The sales for RAP for gas automobiles were less than last year while ZAP experienced an increase of $2.0 million primarily due to the sales of the Smart Cars Americanized by ZAP and various models of electric vehicles.

Gross profit was $424,000 for the first quarter ended March 31, 2006 compared to $34,000 for the quarter ended March 31, 2005. The RAP Group accounted for $193,000 of the gross profit for the quarter ended March 31, 2006 versus $53,000 in 2005. ZAP’s gross profit excluding the RAP Group, increased from a loss of $19,000 in 2005 to a gain of $231,000 in 2006. The increase in gross profit was due to higher sales of the Smart Cars Americanized by ZAP.

Sales and marketing expenses in the first quarter of 2006 were $251,000 as compared to $193,000 in 2005. RAP’s expenses were $37,000 in 2006 and $27,000 in 2005 and ZAP’s expenses were $214,000 versus $166,000 in 2005. As a percentage of sales, total selling expenses decreased from 17% of sales to 9% of sales for the quarter ended March 31, 2006. The higher expenses were primarily for the promotion of advanced technology cars.

General and administrative expenses for 2006 were $3.1 million for the quarter ended March 31, 2006 as compared to $2.9 million in 2005. RAP’s portion of the expenses was $97,000 versus $181,000 in 2005. For ZAP the expenses increased from $2.6 million to $3.0 million. As a percentage of sales, general and administration expenses decreased from 246% of sales to 105% of sales. RAP’s decrease of $84,000 was primarily due to lower bad debt expenses. ZAP’s net increase of $400,000 in general and administration expenses was due to stock-based compensation expense due to the adoption of SFAS 123R.

Interest expense net of interest income was approximately $6,000 and $7,000 in the first quarter of 2006 and 2005, respectively.

Other income net of expense was $126,000. The other income resulted from changes in the value of a warrant liability and put option liabilities.

Net Loss was $2.8 million for the quarter ended March 31, 2006 as compared to a net loss of $1.6 million for period ended March 31, 2005. The increase was primarily due to higher consulting and professional fees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Liquidity and Capital Resources
In the first three months of 2006 net cash provided by operating activities was $65,000. In the first three months of 2005, the Company used cash for operations of $2.1 million. Cash used in the first three months of 2006 was comprised of the net loss incurred for the first three months of $2.8 million plus net non-cash expenses of $2.1 million plus the net change in operating assets and liabilities of $.7 million. Cash used in operations in the first three months of 2005 was comprised of the net loss incurred for the quarter of $1.6 million plus net non-cash expenses of $31,000, and the net change in operating assets and liabilities resulting in a further use of cash of $579,000.

Investing activities provided cash of $11,000 in the first three months ended March 31, 2006 and used $158,000 during the first three months ended March 31, 2005.

Financing activities provided cash of $987,000 and $1,482,000 during the first three months ended March 31, 2006 and 2005, respectively.

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets. No funds have been drawn on the financing facility as of May 12, 2006. Each financing incurs an interest charge equal to 2% of the principal amount for the first 30 days and thereafter at a Per Diem Rate of .067%.

At March 31, 2006 the Company had cash of $2.6 million compared to $4.6 million at March 31, 2005. At March 31, 2006, the Company had working capital of $1.0 million, as compared to working capital of $13.9 million at March 31, 2005. The decrease was due to the following: cash used in operations, and the expensing of prepaid non-cash professional fees. The Company, at present, does not have a credit facility for working capital in place with a bank or other financial institution.

We do not have a bank operating line of credit other than our line of credit with Surge Capital II for inventory purchase, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company’s shares.

The Company’s primary capital needs are to fund its growth strategy, which includes creating an auto distribution network for the distribution of the Smart Cars and electrical vehicles, increasing its internet shopping mall presence, increasing distribution channels, establishing ZAP licensed dealerships, introducing new products, improving existing product lines and developing a strong corporate infrastructure.

Seasonality and Quarterly Results
The Company’s business is subject to seasonal influences for consumer products. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company’s auto distribution network is affected by the availability of cars ready to sell to dealers.

Inflation
Our raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

Item 3.               Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

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

A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the CEO of ZAP, individually was reactivated by the plaintiff (Jim Arnold Trucking). The Compliant alleges breach of contract, promissory estoppel and fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statue, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbritrator awarded the plaintiff damages in the amount of $68,290 plus prejudgement interest of 7%. On May 2, 2006 a trial was held with the parties agreeing to settle the matter for $40,000 and execute mutual releases of all claims arising out of the subject matter of the litigation.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

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

ZAP

Dated May 12, 2006	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated May 12, 2006	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)