Form 10QSB
period 2006-06-30
ZAP
filed 2006-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2006

Commission File Number 001-32534

ZAP
(Name of small business issuer in its charter)

CALIFORNIA	94-3210624
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

501 Fourth Street
Santa Rosa, CA 95401
(707) 525-8658
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.        Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

 35,569,195  shares of common stock as of August 11, 2006.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

Part I.     FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

June 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,663
Accounts receivable, net of allowance for doubtful accounts of $215	312
Advances on Smart Car inventory	460
Inventories	1,852
Prepaid expenses and other current assets	425
Total current assets	4,712

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $983	5,144

OTHER ASSETS
Smart Automobile license, net	2,314
Patents and trademarks, net	54
Goodwill	175
Deposits and other assets	576
Total assets	$12,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$104
Accounts payable	50
Accrued liabilities	1,533
Liability to Smart Auto	7,052
Deferred revenue	1,089
Put-option Liability	291
Total current liabilities	10,119
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,854
Total liabilities	11,973
SHAREHOLDERS’ EQUITY
PrPreferred stock, authorized 50 million shares; no par value, no shares issued and outstanding	—
Common stock, authorized 200 million shares; no par value; 35,321,980 shares issued and outstanding	84,272
Common stock issued as loan collateral	(2,929)
Notes receivable from shareholders, net	(56)
Accumulated deficit	(80,285)
Total shareholders’ equity	1,002
Total liabilities and shareholders’ equity	$12,975
 See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended June 30, 2006	Three Months ended June 30, 2005		Six Months ended June 30, 2006	Six Months ended June 30, 2005
NET SALES	$4,359		$923	$7,288	$2,085

COST OF GOODS SOLD	4 ,071		792	6,576	1,920

GROSS PROFIT	288		131	712	165

OPERATING EXPENSES
Sales and marketing	353		299	604	492
General and administrative (non-cash of $1.1 million and $.1 million and $2.9 million and $.7 million for the three and six months ended June 30, 2006 and 2005)	2,865		1,790	5,933	4,650
Research and development			60	—	100
	3,218		2,149	6,537	5,242
LOSS FROM OPERATIONS	(2,930)		(2,018)	(5,825)	(5,077)
OTHER INCOME (EXPENSE)
Gain on revaluation of warrant and put option liabilities	169		—	304	1,519
Interest income (expense), net	(3)		5	(9)	2
Other income (expense)	7		129	4	125
	173		134	299	1,646
LOSS BEFORE INCOME TAXES	(2,757)		(1,884)	(5,526)	(3,431)

PROVISION FOR INCOME TAXES	—		—	4	4
NET LOSS	$(2,757)	$	(1,884)	$(5,530)	$(3,435)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.08)		$(0.06)	$(0.16)	$(0.11)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	34,748		31,459	33,753	30,877

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,530)	$(3,435)

Items not requiring the use of cash:
Amortization of note discount	—	10
Stock-based compensation for consulting and other services	1,987	6,292
Stock-based employee compensation	946	(5,000)
Gain on revaluation of warrant and put option liabilities	(304)	(1,519)
Depreciation and amortization	1,036	702
Loss on disposal of equipment	4	—
Allowance for doubtful accounts	(118)	199
Changes in other items affecting operations:
Receivables	(9)	(220)
Note receivable from Smart Auto	—	(1,000)
Smart car inventory	918	188
Inventories	20	362
Prepaid expenses and other assets	(541)	(88)
Accounts payable	(139)	191
Accrued liabilities	(223)	313
Deferred revenue	39	—
Net cash used for operating activities	(1,914)	(3,005)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(357)	(419)
Proceeds from sale of equipment	35	—
Net cash used for investing activities	(322)	(419)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(500)
Payments on note receivable to stockholder	—	14
Issuance of common stock and warrants, net of offering costs	2,396	2,225
Borrowings and repayments of long-term debt	(44)	(85)
Net cash provided by financing activities	2,352	1,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116	(1,770)

CASH AND CASH EQUIVALENTS, beginning of period	1,547	5,354

CASH AND CASH EQUIVALENTS, end of period	$1,663	$3,584
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

The financial statements presented herein, for the three and six months ended June 30, 2006 and 2005 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

The risks related to our business. The Company has a history of losses and might not achieve profitability. The Company will need additional capital to achieve its business plan. There can be no assurance that additional capital will be available, or if it is available, that it will be on acceptable terms. A substantial portion of the Company’s growth in the past four years has come through acquisitions and the Company may not be able to identify, complete and integrate future acquisitions.

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

ZAP has shipped and sold approximately 270 smart cars in the first 6 month of 2006 and anticipates selling at least another 50 smart cars over the next quarter. However, due to the actions by Daimler Chrysler Corporation and others named in ZAP’s suit, ZAP cannot predict how many more smart cars the Company will be able to sell in the future. As part of ZAP’s business plan, ZAP had anticipated that Smart Car availability was uncertain and over the past 18 months was aggressively seeking out other advanced transportation vehicles for distribution. The Xebra is now under production and sales are accelerating beyond original expectations. The pre-production unit for Obvio the gas/ethanol vehicle from Brasil is now undergoing road testing and is slated for distribution in 2008. Other vehicles are also in the planning phase.

(2)    SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2006, these potentially dilutive securities include options for 6,392,508 shares of common stock, warrants for 53,693,415 shares of common stock and debt convertible into 930,000 shares of common stock.

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

-The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company’s customary shipping terms are FOB shipping point; and

-The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

The Company does not recognize sales taxes collected from customers as revenue.

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $1,100,000 related to these agreements, which is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis. Accordingly, the Company has recognized approximately $11,000 of revenue for the six month period ended June 30, 2006 resulting in an ending balance of $1,089,000.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates include:

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY - The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary.

LEGAL ACCOUNTS - The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

RECOVERY OF LONG-LIVED ASSETS - The Company evaluates the recovery of its long-lived assets at least annually by analyzing its operating results and considering significant events or changes in the business environment.

STOCK ISSUED AS COLLATERAL - In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing them to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale. The collateral was reduced to 2,441,176 shares and the loan is still pending.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company also has an agreement with an outside company to provide a 36 month or 36,000 mile warranty on the Smart Car Americanized by ZAP. At June 30, 2006, the Company has recorded a warranty liability for $210,800.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

(3)   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors which are described in Note 10 to our consolidated financial statements in our 2005 Annual Report on Form 10-KSB as filed with the SEC on March 31, 2006. In June 2006, our shareholders approved the Company’s 2006 incentive stock plan. Under the 2006 plan, we may grant stock options for up to 4 million shares of common stock. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “ Share-Based Payment ,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “ Accounting for Stock Issued to Employees, ” (“APB 25”) and related interpretations in accounting for our stock compensation.

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

Under the provisions of SFAS 123R, we recorded $423,010 and $916,275 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2006 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

2006
Dividend yield	—
Expected volatility	154.43%
Risk-free interest rate	5.21%
Expected life (in years)	6.0

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months and six months ended June 30, 2006 was $1.97 and $0.51.  As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (dollars in thousands, except per-share data).

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss as reported	$(1,884)	$(3,435)

Add: Stock-based employee/director compensation
included in reported net loss	(3,355)	(5,000)
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(1,432)	(1,850)
Pro-forma net loss	$(6,671)	$(10,285)

Loss per share:
Basic and diluted, as reported	$(0.06)	$(0.11)
Basic and diluted, as adjusted	$(0.21)	$(0.33)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three months ended June 30, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0; expected volatility: 154.43%; expected lives, in years: 6; and risk-free interest rate: 5.21%. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

A summary of options under the Company’s stock option plans from December 31, 2005 through June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	6,416,350	$1.04	8.32
Options granted under the plan	150,000	$0.68
Options exercised	(196,000)	$0.30
Options forfeited and expired	—	—
Outstanding March 31, 2006	6,370,350	$1.00	8.11

Options granted under the plan	12,000	$2.13
Options exercised	(239,842)	$0.32
Options forfeited and expired	(250,000)	(1.27)
Outstanding June 30, 2006	5,892,508	$1.02	8.15	$1,453,558

Options vested and exercisable
at June 30, 2006	3,490,655	$1.02	7.86	$1,048,800

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2006, for those options for which the quoted market  price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $198,328 and $0 for the three month period end June 30, 2006 and 2005, respectively, and $420,918 and $0 for the six months ended June 30, 2006 and 2005.

As of June 30, 2006, total compensation cost of unvested employee stock options is $2.17 million. This cost is expected to be recognized through November 2008. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months and six months ended June 30, 2006, as we have cumulative operating losses, for which a valuation allowance has been established.

As of June 30, 2006, total compensation cost of unvested options and warrants to consultants total $1.3 million. This cost is expected to be recognized through December 2008.

(4)    INVENTORIES- The Inventories at June 30, 2006 are summarized as follows (thousands):

Vehicles - conventional	$205
Advanced Transportation vehicles	686
Parts and supplies	286
Finished Goods	879
2,056
Less-inventory reserve	(204)
$1,852

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

On June 19, 2006, ZAP agreed in principal to modify the October 25, 2004 agreement with Smart Automobile LLC (“SA”) in regard to payments due to SA from ZAP and the acquisition of certain rights and assets. As a result, SA returned to ZAP all of the remaining shares of preferred stock of 7,500 shares valued at $7.5 million in exchange for issuing 300,000 shares of common stock valued at approximately $400,000 and one million warrants with an exercise price of $1.75, valued at $950,000 using the Black-Scholes pricing model. The agreement also provides that SA will receive 700,000 shares of common stock at the rate of 50,000 shares per 100 cars delivered to ZAP. In exchange, SA agreed to transfer to ZAP all ownership interest for the intellectual property that helped engineer the Smart Car Americanized for ZAP to meet U.S. Department of Transportation (“DOT) compliance. However, due to the actions of Damler Chrysler and others named in ZAP’s suit, ZAP cannot predict how many more Smart Cars Americanized by ZAP will be able to be sold in the future. This new agreement will replace the previous agreements by providing ZAP full ownership in the DOT rights and intellectual property which makes the Smart Car DOT compliant, including all testing related to various crash and engineering, analyses, tests performed by SA and those contracted out to third parties. In addition, ZAP received cancellation of future license fees due under the previous agreements totaling $906,000 at June 30, 2006.

ZAP has also agreed to purchase of all the remaining assets and rights of SA by issuing common stock and warrants. This purchase will include all equipment, technologies, licenses and distribution rights (concerning conversions and otherwise) of SA and technical updates to service computers purchased earlier by ZAP. The purchase price is subject to negotiation and arbitration. At June 30, 2006, the Company has established an estimated liability of $7.1 million in connection with the ultimate settlement of its agreements with Smart Automobile LLC. See further discussion below in Note 6- Shareholders’ Equity-Preferred Stock.

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

During the fourth quarter of 2005, the Company filed a lawsuit against Daimler Chrysler Corporation ("Daimler Chrysler") and others alleging that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third party relationships including this arrangement. Shortly thereafter, the Company commenced its annual impairment assessment. An independent valuation of the Smart Automobile license as of December 31, 2005 estimated the fair value to be $3.1 million with a remaining life of two years which was less than the $10.6 million recorded cost of the license. The carrying cost of the license was $8.8 million prior to the impairment calculation and accordingly, the Company recorded an impairment charge of $5.721 million for the year ended December 31, 2005. The valuation of the license was based on the Company’s discounted projected cash flows from projected sales of Smart Cars over the estimated life of the license agreement. The remaining value of the license is being amortized using the straight-line method over the next two years, which is the revised estimated life of the license. License amortization for the six month period ended June 30, 2006 was $775,200.

(6)    SHAREHOLDERS’ EQUITY-On July 1, 2002, ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the“ OTC Bulletin Board”) under the stock symbol of ZAPZ. On June 20, 2005, ZAP received approval to list its common stock on the Archipelago Exchange (ArcaEx). This exchange was a facility of the Pacific Exchange (PCXE) and is the nation’s first totally open, all-electronic stock exchange. The Company changed its stock ticker symbol used on the Archipelago Exchange (ArcaEX) from “ZAPZ” to “ZP” on July 7, 2005. On March 7, 2006, the ArcaEx merged with the New York Stock Exchange (the “NYSE”) creating the NYSE Arca electronic trading platform. ZAP’s stock now trades on the NYSE Arca, however, the PCXE rules still apply to all stock listed on the NYSE Arca, and all prior actions taken by the Arca or the PCXE apply to our listing on the NYSE Arca.

Preferred Stock
On June 19, 2006, Smart Automobile LLC returned to the Company all the remaining shares of preferred stock with a carrying value of $7.5 million in exchange for 300,000 shares of common stock valued at approximately $400,000, one million warrants with a strike price of $1.75 valued at approximately $950,000, and other future consideration. See Note 5, License and Distribution Fee, for further discussion on this transaction.

The Company’s shareholder equity activity for the six months ended June 30, 2006 is summarized as follows:

	Common
	Shares	Amount
Balance at December 31, 2005	32,584,866	$78,451,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	596,000	515,276
Cash	500,000	500,000
Consulting	171,635	94,900
Employee Compensation	42,274	24,096
	1,309,909	1,134,272
Stock Option and Warrant Transactions
Reclassification of warrant liability		567,525
Fair value of stock-based compensation for consulting and other services		1,113,938
Fair value of stock-based employee compensation		493,265

		2,174,728
Reduction in common stock issued as loan collateral	(500,000)	(600,000)
Reclassification of deferred compensation		(765,000)
Balance at March 31, 2006	33,394,775	80,395,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	1,444,842	1,390,490
Consulting	178,660	252,921
Employee Compensation	3,703	5,000
Liability to Smart Auto	300,000	405,000
	1,927,205	2,053,411
Stock Option and Warrant Transactions
Fair value of stock-based compensation for consulting and other services		451,210
Fair value of stock-based employee compensation		423,010
Fair value of warrants issued related to the liability to Smart Auto		949,369

		1,823,589

Balance at June 30, 2006	35,321,980	$84,272,000

The Company issued common stock as consideration under agreements for consulting and employee services during the three months ended June 30, 2006. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.  Unrecognized compensation on consulting contracts at June 30, 2006 is $1,254,000 and will be recognized as expense through 2007.

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

The Company also issued options and warrants to consultants for professional services.  During the six months ended June 30, 2006, the Company issued warrants to consultants to purchase 2,527,000 shares of common stock at prices ranging from $0.32 per share to $2.13 per share, with a contractual life ranging from 1 to 2 years. The options and warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$0.32	$2.13
Market price	$0.32	$2.13
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	4.63%	5.21%
Expected life	1.0 years	10 years
Volatility	140.87%	154.43%
Fair market value	$0.06	$1.97

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

Marieta Cruz Hansel v. Robert Warren Johnson, Jr, ZAP, et.al., A dormant complaint filed in 2005 against Robert Johnson, ZAP, et al, was reactivated by the plantiff Ms. Marieta Cruz Hansell.  The compliant was filed against Robert Johnson (a former employee of ZAP) and ZAP for personal injury, property damage and permanent disability based on an alleged automobile collision between Ms. Hansell and Mr. Johnson.  The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff’s claims, and the Company has agreed to defend Mr. Johnson in this matter. The plaintiff is claiming permanent disability, and has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports executed a licensing and distributorship agreement with Voltage Vehicles, in May 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association.  First Class Imports and Mr.Atkind alleged that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fees paid to Voltage Vehicles under the agreement, plus interest. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The counterclaim alleges breach of contract due to First Class Imports refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports.

In a  separate cause of action, Mr. Atkind alleged Voltage Vehicles breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company. Voltage Vehicles countered-claim alleging breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above seeking as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. An arbitrator has been selected, but the arbitration has been continued while the parties discuss settlement. The court overseeing the arbitration has scheduled a case management conference for November 2, 2006.

ZAP v. Norm Alvis, et al., Superior Court of California, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by ZAP as a consultant to perform public relations work on behalf of the Company. As consideration for Mr. Alvis’ consent to the contract, ZAP gave Mr. Alvis a motor home worth at least $500,000. ZAP sued Mr. Alvis, claiming that he has not performed his obligations under the contract. ZAP is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis did not timely respond to the complaint, defendant’s default the court entered a default judgment on May 16, 2006.  Also on May 16, 2006, ZAP obtained a writ of possession for the motor home.  On June 18, 2006, the defendant filed a motion asking the court  to set aside the default and default judgment and to vacate its order authorizing the issuance of the writ of possession.  The court agreed to set aside the defaults, but it left the writ of possession in place.  Mr. Alvis has now filed an answer denying ZAP’s allegations.  Defendant has also filed a cross-claim against ZAP, Steve Schneider in his individual capacity, and Rotoblock Corporation, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of these claims relate to two contracts that required the defendant to provide certain marketing services to ZAP and Rotoblock.  The defendant claims he provided these services but received inadequate or no consideration in exchange.  For the fraud claim, defendant claims ZAP, Schneider, and Rotoblock executed the contracts with no intent to perform.  The defendant prays for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the cross-defendants to perfect title to the motor home in question.  The court has set a case management conference for November 2, 2006. The Company intends to vigorously defend itself against these claims.

On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.

James A. Arnold,et al.v. Steven Schneider, et al., A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the Chief Executive Officer of ZAP, individually was reactivated by the plaintiff -Jim Arnold Trucking. The complaint alleges breach of contract, promissory estoppel and fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Jim Arnold Trucking seeking compensatory damages, attorneys’ fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbitrator awarded the plaintiff damages in the amount of $68,290 plus prejudgment interest of 7%. On May 2, 2006 a trial was held with the parties agreeing to settle the matter for $40,000 and execute mutual releases of all claims arising out of the subject matter of the litigation. RAP Group has made the first payment to the plaintiff for $20,000; the second payment of $20,000 is due on or before January 5, 2007.

(8)    RELATED PARTY TRANSACTIONS

Rental agreements

The Company leases office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these leases was approximately $77,000 and $84,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where three of ZAP’s officers and or Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2005 and June 30, 2006. During the second quarter of 2006 the parties agreed that the payment will be offset against future outside advertising services which will be provided to the related entity by the Company.

(9)    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended
	June 30,
	2006	2005
Cash paid during the period for interest	$41	20
Cash paid during the period for income taxes	$4	4
Non-cash investing and financing activities:
Stock and warrants issued for:
Partial settlement of liability to Smart Auto	$1,354	—
Purchase of real property and equipment	$—	1,200
Inventory purchases	$—	54
Settlement of warrant liability	$568	6,711
Other assets	$—	247

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

We have used the words “anticipate," “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this quarterly report of Form 10-QSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

You should keep in mind that any forward-looking statement made by us in this quarterly report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this quarterly report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this quarterly report or elsewhere might not occur.

In this quarterly report on Form 10-QSB the terms “ZAP,” “Company,” “we,” “us” and “our” refer to ZAP and its subsidiaries.

Overview

ZAP stands for Zero Air Pollution(R). The Company’s mission is to be the leading distribution portal of socially responsible and environmentally sustainable, advanced transportation technology vehicles.

Founded on September 23, 1994, ZAP has over the years invented, designed, manufactured, and marketed numerous innovative products. The Company began marketing electric transportation on the internet through the website www.zapworld.com. It has pioneered electric vehicles such as a zero-emission ZAP(R)electric bicycle and the ZAPPY(R) electric scooter. We were also one of the first to offer electric motorbikes, electric dive scooters and electric ATVs. To date, ZAP has delivered more than 90,000 electric vehicles to customers in more than 75 countries, establishing the Company firmly as a leader in the niche for alternative transportation.

Today, ZAP is renewing its focus as a pioneer at the forefront of advanced transportation technologies. The Company has established an automotive portal to distribute vehicles to offer consumers fleet and other stakeholders product that better address social responsibility and environmental sustainability than is being offered by the traditional automobile manufacturers. Through this portal, and the continued establishment of partnerships with select manufacturers, ZAP intends to play a small part in building awareness of the evolving technologies available for automotive transportation and in reducing our nation’s dependency on foreign oil. The Company has already set the pace with the introduction of the first micro-car to be brought to the US with the smart car, the most fuel efficient all gas vehicle available in the United States. In June of this year we began delivery of our Xebra, the only full production electric vehicle available in the United States capable of speeds in excess of 25 miles per hour. And also recently we entered into a partnership with OBVIO!, a new Brazilian automobile manufacturer, to import a unique micro-car capable of running on ethanol, gasoline or any combination thereof.

To complement the efforts of its automotive portal, ZAP is also aggressively upgrading and expanding its traditional consumer products, incorporating new motor , drive control and battery technologies and solidifying its advance energy solutions through a new portable energy line of products.

In summary, ZAP is a one-stop portal for a quality, affordable advanced automotive technologies, and our goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with specialty dealers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web site, independent dealers and representatives, retail outlets as well as through our qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications. We have grown from a single product line to a full product line of electric vehicle and advanced transportation products.

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

Subsidiaries

We have the following wholly owned subsidiaries: Voltage Vehicles, a Nevada company (“Voltage Vehicles”), RAP Group, Inc., a California company (“RAP Group”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”). Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; RAP Group is engaged primarily in the sale and liquidation of conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is not currently an operating subsidiary. ZAP World Outlet is not currently an operating subsidiary. Voltage Vehicles and RAP Group were acquired by the Company in July 2002.

Recent Developments

Some of the significant events for the Company that occurred during the second quarter of 2006 and through the date of this report are as follows:

1.
ZAP reported record revenues for the three and six months ended June 30, 2006 primarily due to sales of various models of the Smart Car Americanized by ZAP. Sales for 2006 have surpassed all of 2005. The autos were shipped to ZAP Dealers in various states. The Company has sold over 270 Smart Cars Americanized by ZAP.

2.
ZAP announced amid new record oil prices that it has delivered the first of its new XEBRA(TM) electric vehicles to five ZAP car dealerships in California, Arizona, Florida and two in Oregon. Some are already making the choice to start driving electric. So far this summer, ZAP has seen interest surge for the XEBRA, with concerns over rising gas prices generating over a $500,000 backlog in XEBRA orders from dealers and fleet buyers. ZAP calls the XEBRA a ’City-Car,’ designed to travel at a top speed of 40 MPH and pricing under $10,000. ZAP’s idea with the XEBRA is to create an economical alternative to gas cars, useful for around town fleet driving or multi-car families.

3.
ZAP announced the introduction of a new series of lithium battery packs designed specifically to work with the iPod. Called iZAP, the battery accessories for the iPod are part of a new line of ZAP Portable Energy systems to power a wide range of mobile electronics. The iZAP’s Portable Energy(TM) chargers and power packs are designed to work in conjunction with the iPod, including the iPod mini, iPod shuffle, iPod nano and the iPod with video. The iZAP designed for the iPod shuffle can extend listening time up to 60 hours. The new rechargeable power packs can power a wide range of mobile electronics like cell phones, digital cameras, laptops and more.

4.
Business 2.0 magazine features automotive pioneer ZAP in an article entitled the “Top 31 Best Business Ideas in the World,” (August 2006 issue)for the idea of creating a line of fuel-efficient and renewable energy vehicles to tap into the market created by rising energy costs. ZAP was recognized for the Smart Car Americanized for ZAP, a fuel-efficient all-gas turbo car from Europe that the company is distributing in the US. ZAP also recently launched sales for a new electric car called the XEBRA and has announced a partnership with OBVIO ! of Brazil for the manufacture and distribution of cars using ethanol, electric and other technologies for the US market. ZAP has started a dealership network throughout the country for its advanced technology vehicles. “ We are extremely honored that Business 2.0, one of America’s most prestigious new business magazines, has confirmed our business plan of establishing a portal and a brand for consumers looking for fuel-efficient vehicles," said Steven Schneider, ZAP CEO.

5.
ZAP began selling a new and improved line of electric scooters such as the ZAPPY ® 3 Pro and the ZAPPY® 3 EZ. In addition, the ZAP BUZZZ All Terrain Vehicle and the ZAP MUD’E Trail Bike have also been introduced into the consumer market place.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plan. The benefits provided under this plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of

SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $423,010 and $916,275, respectively. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.17 million, which is expected to be recognized through November, 2008.

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

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	93.3	85.8	90.2	92.1
Operating expenses	73.8	238.8	89.7	251.4
Loss from operations	(67.2)	(218.6)	(79.9)	(243.5)
Net loss	(67.2)	(204.0)	(75.9)	(164.7)

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net sales for the quarter ended June 30, 2006 were $4.4 million compared to $923,000 in 2005. RAP’s net sales for the period accounted were $306,000 versus $ 659,000 in 2005. The net sales for ZAP (including Voltage Vehicles) were $4.1 million versus $264,000 in 2005. The sales for RAP for gas automobiles were less than last year while ZAP experienced an increase of $3.8 million primarily due to the sales of the Smart Cars Americanized by ZAP and various models of electric vehicles.

Gross profit was $288,000 for the second quarter ended June 30, 2006 compared to $131,000 for the quarter ended June 30, 2005. The RAP Group accounted for $103,000 of the gross profit for the quarter ended June 30, 2006 versus $105,000 in 2005. ZAP’s gross profit, excluding the RAP Group, increased from $26,000 in 2005 to a gain of $185,000 in 2006. The increase in gross profit was due to higher sales of the Smart Cars Americanized by ZAP.

Sales and marketing expenses in the second quarter of 2006 were $353,000 as compared to $299,000 in 2005. RAP’s expenses were $27,000 in 2006 and $38,000 in 2005 and ZAP’s expenses were $326,000 versus $261,000 in 2005. As a percentage of sales, total selling expenses decreased from 32% of sales to 8% due to a higher sales base even though ZAP only expenses increased for the quarter ended June 30, 2006. The higher expenses for ZAP were primarily due to higher salaries for sales and marketing personnel with more new hires plus higher expenses for trade shows to promote the Company’s products.

General and administrative expenses for 2006 were $2.9 million for the quarter ended June 30, 2006 as compared to $1.8 million in 2005. RAP’s portion of the expenses was $88,000 in 2006 versus $383,000 in 2005. RAP’s decrease of $295,000 was primarily due to lower bad debt expenses in the 2006 second quarter. For ZAP, the expenses increased from $1.5 million to $2.8 million. As a percentage of sales, general and administration expenses decreased from 195% of sales to 65.9% of sales. ZAP’s net increase of $1.3 million in general and administration expenses was due to stock-based compensation expense due to the adoption of SFAS 123R and higher professional and consulting fees.

Interest income (expense), net decreased from $5,000 income in second quarter 2005 to $3,000 expense in second quarter 2006.

Other income (expense) increased $39,000 from $134,000 for the second quarter of 2005 to $173,000 in the second quarter of 2006. The other income increase resulted from the change in the value of the put option liabilities.

Net Loss was $2.8 million for the quarter ended June 30, 2006 as compared to a net loss of $1.9 million for period ended June 30, 2005. The increase was primarily due to higher consulting and professional fees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2006, were $7.3 million compared to $2.1 million for the six months ended June 30 in the prior year. RAP accounted for $981,000 of overall net sales for the six months ended June 30, 2006 versus $1.7 million for the six months ended June 30,2005. The net sales for ZAP, excluding the RAP Group, were $6.3 million and $426,000 for the six months ended June 30, 2006 and 2005. RAP experienced a decline in the sales of traditional automobiles due to the less demand for pre-owned automobiles and higher interest rates. ZAP, including Voltage Vehicles, has experienced significant growth due to sales of the Smart Car Americanized by ZAP and other various models of electric sales. The Company has shipped over 270 Smart Cars Americanized by ZAP through June 30, 2006.

Gross profit was $712,000 for the six months ended June 30, 2006 compared to $165,000 for the six months ended June 30, 2005. The RAP Group accounted for $296,000 of the gross profit for the six months ended June 30, 2006 versus $159,000 for the six months ended June 30, 2005. ZAP’s gross profit, excluding the RAP Group, increased from $6,000 in 2005 to $416,000 in 2006. The increase in RAP’s profits reflect higher sales volume with better margins on car sales. ZAP’s increase in gross profits was due to higher sales of Smart Cars Americanized by ZAP with better profit margins.

Sales and marketing expenses in the first six months of 2006 were 604,000 as compared to $492,000 in 2005. RAP’s expenses were $64,000 in 2006 which is comparable to $65,000 for the six months ended June 30, 2005. As a percentage of sales of the Company, sales and marketing expenses decreased from 23.4% to 8.3% for the six months ended June 30, 2006. ZAP’s portion of selling expenses was $540,000 in 2006 compared to $427,000 in 2005. This was a increase of $113,000 or 26% from 2005 to 2006. The higher expenses were primarily for the promotion of the Smart Car and new consumer products at various trade shows.

General and administrative expenses for the six months ended June 30, 2006 were $5.9 million as compared to $4.6 million in the six months ended June 30, 2005. As a percentage of sales of the Company general and administrative expenses decreased from 219% to 81%. RAP’s portion of the expenses was $185,000 in 2006 versus $564,000 in 2005. General and administrative expenses for ZAP, excluding the RAP Group, increased from $4.1 million to $5.7 million, this is a increase of $1.6 million or 39% from 2005. The increase in general and administrative expense is primarily due to stock-based compensation for the six months ended June 30, 2006 of approximately $1 million due to the adoption of FAS123R . The Company also incurred higher consulting and professional fees.

Research and development expenses decreased from $100,000 for the six months ended June 30, 2005 to zero for the same period in 2006. The primary focus of the Company in 2006 was the production of existing models of various electric vehicles and consumer products.

Gain on revaluation of warrant liability decreased from $1.5 million in 2005 to $304,000 in 2006. For last year’s period ended June 30, 2005 a one-time transaction accounted for $1.5 million representing the difference between the fair market value of the warrant liability at December 31, 2004 and the fair market value on February 22, 2005, the date when the warrant liability was settled and transferred to equity.  The balance for the six months ended June 30, 2006 resulted from favorable changes in the value of warrant and put option liabilities.

Interest income (expense), net decreased by $11,000 to an interest expense of $9,000 for the first six months of 2006 as compared to interest income of $2,000 for the first six months of 2005. This was due to lower overall cash balances in the money market investments offset by interest expense primarily due to the note on the corporate office building.

Other income decreased from $125,000 of income in the firs six months of 2005 to $4,000 in 2006. The other income in 2005 represents a one time adjustment to the reorganization reserve.

Net Loss was $5.5 million for the six months ended June 30, 2006 as compared to a net loss of $3.4 million for period ended June 30, 2005. The increase was primarily due to higher consulting and professional fees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Liquidity and Capital Resources
In the first six months of 2006 net cash used for operating activities was $1.9 million. In the first six months of 2005, the Company used cash for operations of $3.0 million. Cash used in the first six months of 2006 was comprised of the net loss incurred for the first six months of $5.5 million plus net non-cash expenses of $3.5 million plus the net change in operating assets and liabilities of $0.1million. Cash used in operations in the first six months of 2005 was comprised of the net loss of $3.4 million plus net non-cash expenses of $0.7 million, and the net change in operating assets and liabilities resulting in a use of cash of $0.3 million.

Investing activities used cash of $322,000 in the first six months ended June 30, 2006 and used $419,000 during the first six months ended June 30, 2005.

Financing activities provided cash of $2.4 million and $1.7 million during the first six months ended June 30, 2006 and 2005, respectively.

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets. No funds have been drawn on the financing facility as of August 11, 2006. Each financing incurs an interest charge equal to 2% of the principal amount for the first 30 days and thereafter at a Per Diem Rate of .067%.

At June 30, 2006 the Company had cash of $1.6 million compared to $3.6 million at June 30, 2005. At June 30, 2006, the Company had a working capital deficit of $5.4 million, as compared to working capital of $10.4 million at June 30, 2005. The decrease was due to the following: cash used in operations, the liability to Smart Auto, and the expensing of prepaid non-cash professional fees. The Company, at present, does not have a credit facility for working capital in place with a bank or other financial institution.

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

Item 3.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Marieta Cruz Hansel v. Robert Warren Johnson,Jr, ZAP, et.al., A dormant complaint filed in 2005 against Robert Johnson, ZAP , et al, was reactivated by the plantiff .Ms.Marieta Cruz Hansell .The compliant was filed against Robert Johnson ( a former employee of ZAP) and ZAP for personal injury,property damage and permanent disability based on an alleged automobile collision between Ms. Hansell and Mr. Johnson. The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff’s claims, and the Company has agreed to defend Mr. Johnson in this matter. The plaintiff is claiming permanent disability, and has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports executed a licensing and distributorship agreement with Voltage Vehicles, in May 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association.  First Class Imports and Mr.Atkind alleged that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fees paid to Voltage Vehicles under the agreement, plus interes. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The counterclaim alleges breach of contract due to First Class Imports refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports.

In a  separate cause of action, Mr. Atkind alleged Voltage Vehicles breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company. Voltage Vehicles countered-claim alleging breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above seeking as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. An arbitrator has been selected, but the arbitration has been continued while the parties discuss settlement. The court overseeing the arbitration has scheduled a case management conference for November 2, 2006.

ZAP v. Norm Alvis, et al., Superior Court of California, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by ZAP as a consultant to perform public relations work on behalf of the Company. As consideration for Mr. Alvis’ consent to the contract, ZAP gave Mr. Alvis a motor home worth at least $500,000. ZAP sued Mr. Alvis, claiming that he has not performed his obligations under the contract. ZAP is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis did not timely respond to the complaint, defendant’s default the court entered a default judgment on May 16, 2006.  Also on May 16, 2006, ZAP obtained a writ of possession for the motor home.  On June 18, 2006, the defendant filed a motion asking the court  to set aside the default and default judgment and to vacate its order authorizing the issuance of the writ of possession.  The court agreed to set aside the defaults, but it left the writ of possession in place.  Mr. Alvis has now filed an answer denying ZAP’s allegations.  Defendant has also filed a cross-claim against ZAP, Steve Schneider in his individual capacity, and Rotoblock Corporation, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of these claims relate to two contracts that required the defendant to provide certain marketing services to ZAP and Rotoblock.  The defendant claims he provided these services but received inadequate or no consideration in exchange.  For the fraud claim, defendant claims ZAP, Schneider, and Rotoblock executed the contracts with no intent to perform.  The defendant prays for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the cross-defendants to perfect title to the motor home in question.  The court has set a case management conference for November 2, 2006. The Company intends to vigorously defend itself against these claims.

On October 28, 2005, we filed a complaint against DaimlerChrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations; trade libel; defamation; breach of contract - agreement to negotiate in good faith; breach of implied covenant of good faith and fair dealing; and unfair competition. The complaint alleges that DaimlerChrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. DaimlerChrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.

James A. Arnold,et al.v. Steven Schneider, et al., A dormant complaint filed in 2002 against the RAP Group and Steve Schneider the Chief Executive Officer of ZAP, individually was reactivated by the plaintiff -Jim Arnold Trucking. The complaint alleges breach of contract, promissory estoppel and fraud and seeks contract damages in the amount $71,000 plus monthly storage fees and punitive damages of $750,000. The Company has cross-claimed against Jim Arnold Trucking seeking compensatory damages, attorneys’ fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration. The non binding arbitration hearing was held on July 27, 2005 where the arbitrator awarded the plaintiff damages in the amount of $68,290 plus prejudgment interest of 7%. On May 2, 2006 a trial was held with the parties agreeing to settle the matter for $40,000 and execute mutual releases of all claims arising out of the subject matter of the litigation. RAP Group has made the first payment to the plaintiff for $20,000; the second payment of $20,000 is due on or before January 5, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during our annual meeting of shareholders held on June 18, 2006.

To elect Louis Auletta to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
17,190,176	5,751,468

To elect Renay Cude to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,777,947	163,697

To elect Steve Schneider to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,798,778	142,866

To elect Gary Starr to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,578,204	363,440

To elect Guy Fieri to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,782,294	159,350

To elect Matthias Heinze to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,602,986	338,658

To elect Mark Haywood to serve until the next annual meeting and until their successors are elected and qualified.
FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
22,613,320	328,324

Approval of amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of all outstanding common stock in one of the following ratios:1-for-4 or 1-for-6, in the event that the Company’s common stock fails to satisfy the minimum bid price requirement of the NYSE Arca.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
22,245,626	532,143	163,875

Approval of amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock from 100 million to 200 million shares.
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
22,129,589	588,346	223,709

Approval of the Company’s Prior Equity Compensation Issuances.
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,040,086	636,260	391,387	10,873,911

Approval of the Company’s 2006 Incentive Stock Plan.
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,071,725	719,626	276,382	10,873,911

To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent accountant.
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
22,662,317	115,308	164,019

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits

A.	Exhibits

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated August 14, 2006	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated August 14, 2006	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)