Form 10QSB
period 2006-09-30
ZAP
filed 2006-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2006

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

36,987,365  shares of common stock as of November 10, 2006.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

Part I.     FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)

September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306
Accounts receivable, net of allowance for doubtful accounts of $213	415
Inventories	2,386
Prepaid expenses and other current assets	614
Total current assets	3,721

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $925	4,780

OTHER ASSETS
Patents and trademarks, net	33
Goodwill	175
Deposits and other assets	616
Total assets	$9,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$104
Accounts payable	171
Accrued liabilities	1,602
Deferred revenue	1,206
Total current liabilities	3,083
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,828
Total liabilities	4,911
SHAREHOLDERS’ EQUITY
PePreferred stock, authorized 50 million shares; no par value, no shares issued and outstanding	—
Common stock, authorized 200 million shares; no par value; 36,161,127 shares issued and outstanding	87,242
Common stock issued as loan collateral	(2,846)
Accumulated deficit	(79,982)
Total shareholders’ equity	4,414
Total liabilities and shareholders’ equity	$9,325

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended September 30, 2006	Three Months ended September 30, 2005		Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
NET SALES	$2,640		$799	$9,928	$2,884

COST OF GOODS SOLD	2,525		694	9,101	2,614

GROSS PROFIT	115		105	827	270

OPERATING EXPENSES
Sales and marketing	370		344	974	836
General and administrative (non-cash of $3.0 million and $5.9 million and $5.9 million and $7.2 million for the three and nine months ended September 30, 2006 and 2005)	4,147		6,468	10,080	11,130
Impairment loss on Smart Car license and equipment	2,345		—	2,345	—
Research and development	—		—	—	88
	6,862		6,812	13,399	12,054
LOSS FROM OPERATIONS	(6,747)		(6,707)	(12,572)	(11,784)
OTHER INCOME (EXPENSE)
Gain on settlement of Smart Auto liability	7,051		—	7,051	—
Gain on revaluation of warrant and put option liabilities	—		—	304	1,437
Interest expense, net	(17)		(24)	(26)	(22)
Other income (expense)	18		(66)	22	141
	7,052		(90)	7,351	1,556
INCOME (LOSS) BEFORE INCOME TAXES	305		(6,797)	(5,221)	(10,228)

PROVISION FOR INCOME TAXES	—		—	4	4
NET INCOME (LOSS)	$305	$	(6,797)	$(5,225)	$(10,232)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01		$(0.21)	$(0.15)	$(0.33)
DILUTED	$0.01		$(0.21)	$(015)	$(0.33)
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	35,771		31,954	34,435	31,240
DILUTED	37,317		31,954	34,435	31,240

The accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,225)	$(10,232)
Gain on settlement of Smart Auto liability	(7,051)	—
Impairment loss on Smart Auto license and equipment	2,345	—
Items not requiring the use of cash:
Amortization of note discount	—	10
Stock-based compensation for consulting and other services	2,950	11,271
Stock-based employee compensation	2,962	(5,438)
Gain on revaluation of warrant and put option liabilities	(365)	(1,437)
Depreciation and amortization	1,422	1,119
Loss on disposal of equipment	4	—
Allowance for doubtful accounts	(120)	(76)
Changes in other items affecting operations:
Receivables	(110)	31
Advances on Smart cars	1,378	188
Inventories	(514)	585
Prepaid expenses and other assets	(770)	(95)
Accounts payable	(18)	149
Accrued liabilities	(386)	94
Warrant liability	—	890
Deferred revenue	156	75
Net cash used for operating activities	(3,342)	(2,866)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(386)	(446)
Proceeds from sale of equipment	35	—
Net cash used for investing activities	(351)	(446)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(500)
Payments on note receivable to stockholder	—	14
Issuance of common stock and warrants, net of offering costs	2,522	2,228
Issuance of note receivable to Smart Auto	—	(1,000)
Borrowings and repayments of long-term debt	(70)	(106)
Net cash provided by financing activities	2,452	636
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,241)	(2,676)

CASH AND CASH EQUIVALENTS, beginning of period	1,547	5,354

CASH AND CASH EQUIVALENTS, end of period	$306	$2,678

See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006 or for any other period. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (our “2005 10-K”).

Going Concern - The accompanying consolidated condensed financial statements have been prepared assuming we will continue as a going concern. The Company has a history of losses and might not achieve profitability. The Company will need to obtain additional financing in the future. There can be no assurance that additional financing would be available, or if it is available, that it would be on acceptable terms. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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

The Company has relied on other entities such as G&K Automotive to convert or Americanize Smart cars for sale in certain states in the United States; and as well as to provide services under warranties and all other maintenance and repair services. If these entities are unable to supply or service Americanized Smart cars, and the Company is unable to obtain alternate sources of supply for these products and services, the Company might not be able to fill existing backorders and/or sell more Smart cars. See Note 5 for discussion of the current status of Smart Automobile Agreement.

Although ZAP has shipped and sold approximately 330 smart cars in the first nine months of 2006, the Company no longer intends to distribute Smart Cars Americanized by ZAP due to the unavailability of Smart Cars and Diamler Chrysler announced that they will sell the Smart Car in the U.S. commencing in 2008. In addition, due to the actions by Daimler Chrysler Corporation and others named in ZAP’s suit, ZAP cannot predict how many more smart cars the Company will be able to sell in the future. As part of ZAP’s business plan, ZAP had anticipated that Smart Car availability may be uncertain and over the past 18 months was aggressively seeking out other advanced transportation vehicles for distribution. The Xebra is now under production and sales are accelerating beyond original expectations. The pre-production unit for Obvio the gas/ethanol vehicle from Brazil is now undergoing road testing and is slated for distribution in 2008. Other vehicles are also in the planning phase.

(2)	SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS
Basic and diluted net loss per share applicable to common shareholders is based on net loss applicable to common shareholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted net income per share applicable to common shareholders would give effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible debt, and contingently issuable shares. Diluted net loss per share applicable to common shareholders has not been presented separately for the nine month periods ended September 30, 2006 and 2005 and the three month period ended September 30, 2005 as, due to the Company’s net loss position, it is anti-dilutive. At September 30, 2006, these potentially dilutive securities include options for 7,653,252 shares of common stock, warrants for 55,489,687 shares of common stock and debt convertible into 898,605 shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. The Company collected $1,230,000 related to these agreements, which is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis. Accordingly, the Company has recognized approximately $27,000 of revenue for the nine month period ended September 30, 2006 resulting in an ending balance of $1,206,000.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Estimates were made relating to the useful lives of fixed assets, valuation allowances, impairment of assets and valuation of stock-based compensation and contingencies. Actual results could differ materially from those estimates. Significant estimates include:

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

RECOVERY OF GOODWILL AND LONG-LIVED ASSETS - The Company evaluates the recovery of its goodwill and long-lived assets at least annually by analyzing its operating results and considering significant events or changes in the business environment.

In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan. This agreement was amended to allow the conversion of the loan to a purchase of stock. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the loan. The Company amended the Loan Agreement allowing them to purchase 500,000 shares of the 2.9 million for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds. The collateral was reduced to 2,441,176 shares. In September 2006, the Company signed a Settlement Agreement with Phi-Nest Fund, L.P. requiring that the common stock being held as collateral be transferred to an independent third party to January of 2007. Additionally, Phi-Nest Fund, L.P., received for consulting services $80,000 and 150,000 shares of the stock, and a note receivable for $56,000 owed to ZAP by the cousin of Steve Schneider, ZAP’s CEO, was forgiven for his assistance in negotiating the Phi-Nest Settlement. The balance in the stock held for collateral as of September 30, 2006 is 2,291,176 common shares.

In September, 500,000 shares of the collateral stock were converted to stock purchased with proceeds of $487,500 received by the Company in October 2006.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company also provides a 36 month or 36,000 mile warranty on the Smart Car Americanized by ZAP and 6 month warranties for the Xebra™ vehicles. At September 30, 2006, the Company has recorded a warranty liability for $290,000 for estimated repair costs.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

(3)	STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors which are described in Note 10 to our consolidated financial statements in our 2005 Annual Report on Form 10-KSB as filed with the SEC on March 31, 2006. In June 2006, our shareholders approved the Company’s 2006 incentive stock plan. Under the 2006 plan, we may grant stock options for up to 4 million shares of common stock. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment ,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees ” (“APB 25”) and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method ( i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,”as disclosed in our previous filings. In accordance with the modified prospective method, the consolidated financial statements for periods prior to 2006 have not been restated to reflect SFAS 123R. Therefore, the results for the first nine months of 2006 are not directly comparable to the same period in the prior year.

Under the provisions of SFAS 123R, we recorded $2,016,000 and $2,962,000 of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2006 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions for the nine months ended September 30, 2006:

2006
Expected Dividend yield	0%
Expected volatility	149.28 — 154.43%
Risk-free interest rate	4.74 — 5.21%
Expected life (in years) from grant date	0.875 — 6.0
Exercise price	$0.68 — $2.13

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months and nine months ended September 30, 2006 was $0.72 and $0.72.  As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

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

	Three months ended September 30,	Nine months ended September 30,
	2005	2005

Net loss as reported	$(6,797)	$(10,232)

Add: Stock-based employee/director compensation
included in reported net loss	(378)	(5,378)
Deduct: total stock-based employee compensation
determined under fair value method for all awards	(151)	(2,001)
Pro-forma net loss	$(7,326)	$(17,611)

Loss per share:
Basic and diluted, as reported	$(0.21)	$(0.33)
Basic and diluted, as adjusted	$(0.23)	$(0.56)

The assumptions used to determine the pro forma expenses under the Black-Scholes option model for the three months ended September 30, 2005 under SFAS 123 were based on the following assumptions: expected dividend yield: 0; expected volatility: 150.36%; expected lives, in years: 5.13; and risk-free interest rate: 4.99%. In the pro forma information for periods prior to 2006, we accounted for forfeitures as they occurred.

A summary of options under the Company’s stock option plans from December 31, 2005 through September 30, 2006 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	6,416,350	$1.04	8.32
Options granted under the plan	150,000	$0.68
Options exercised	(196,000)	$0.30
Options forfeited and expired	—	—
Outstanding March 31, 2006	6,370,350	$1.00	8.11

Options granted under the plan	12,000	$2.13
Options exercised	(239,842)	$0.32
Options forfeited and expired	(250,000)	(1.27)
Outstanding June 30, 2006	5,892,508	$1.02	8.15	$1,453,558

Options granted under the plan	1,473,772	$0.94
Options exercised	(13,028)	$0.85
Options forfeited and expired
Outstanding September 30, 2006	7,353,252	$0.98	8.16	$1,110,824

Options vested and exercisable at September 30, 2006	5,302,275	$1.00	8.60	$963,212

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2006, for those options for which the quoted market  price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $9,234 and $0 for the three month period end September 30, 2006 and 2005, respectively, and $430,152 and $0 for the nine months ended September 30, 2006 and 2005.

As of September 30, 2006, total compensation cost of unvested employee stock options is $1.9 million. This cost is expected to be recognized through September 2009. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months and nine months ended September 30, 2006, as we have cumulative operating losses, for which a valuation allowance has been established.

As of September 30, 2006, total compensation cost of unvested options and warrants to consultants total $895,000. This cost is expected to be recognized through December 2008.

(4)	INVENTORIES —The Inventories at September 30, 2006 are summarized as follows (thousands):

Vehicles - conventional	$183
Advanced Transportation vehicles	1,154
Parts and supplies	271
Finished Goods	974
2,582
Less-inventory reserve	(196)
$2,386

(5)	LICENSE AGREEMENT

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement (the “License Agreement”) with SmartAutomobile LLC ("Smart Auto"), a California limited liability company, to distribute and manufacture Smart Cars. Smart Car is the brand name for a 3-cylinder gas turbo engine car manufactured by Daimler Chrysler AG, which can achieve estimated fuel economy of 40 miles per gallon. Smart Auto is not affiliated with Daimler Chrysler, but is a direct importer.

Under the License Agreement ZAP was Smart Auto’s exclusive distributor and licensee of the right to manufacture and distribute Smart Cars in the United States and the nonexclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the License Agreement, ZAP was to pay Smart Auto a license and distribution fee of $10 million: a $1 million payment in cash was made upon execution of the agreement, $1 million was to be payable in cash ratably commencing with the delivery of the first 1,000 Smart Cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement, Smart Auto exchanged their original preferred shares for new preferred shares with the designation of SA. These SA preferred shares were to convert to ZAP common shares under the following formula: For every 1,000 Smart Cars delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder was to convert 500 shares of preferred SA to $500,000 of common stock, and receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or until all the preferred shares have been converted. During 2004, ZAP allowed Smart Auto to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

The Company recorded the cost of the Smart Auto license at $10.6 million, based on: 1) the $10 million the Company paid to Smart Auto as consideration for the License Agreement dated April 19, 2004; and 2) the fair value of five-year warrants issued under the Agreement for the purchase of 505,000 common shares at $2.50 per share and expiring in July 1, 2009. The warrants were valued at $1.16 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 4.5 years; and volatility of 229.43%.

In the fourth quarter of 2005, the Company filed a lawsuit against Daimler Chrysler Corporation ("Daimler Chrysler") and others alleging that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third party relationships including this arrangement. Shortly thereafter, the Company commenced its annual impairment assessment. An independent valuation of the Smart Auto license as of December 31, 2005 estimated the fair value to be $3.1 million with a remaining life of two years which was less than the $10.6 million recorded cost of the license. The carrying cost of the license was $8.8 million prior to the impairment calculation and accordingly, the Company recorded an impairment charge of $5.7 million for the year ended December 31, 2005. The valuation of the license was based on the Company’s discounted projected cash flows from projected sales of Smart Cars over the estimated life of the license agreement.

On June 19, 2006, ZAP agreed in principle to amend its License Agreement with Smart Auto in regard to payments due to Smart Auto from ZAP. As a result, Smart Auto returned to ZAP all of the remaining preferred shares, or 7,500 preferred shares valued at $7.5 million, in exchange for 300,000 common shares valued at approximately $400,000 and 1 million warrants with an exercise price of $1.75 and valued at $950,000 using the Black-Scholes option pricing model. The agreement also provided that Smart Auto would receive 700,000 shares of common stock at the rate of 50,000 shares per 100 cars delivered to ZAP. In exchange, Smart Auto agreed to transfer to ZAP all ownership interest in the intellectual property that helped engineer the Smart Car Americanized for ZAP to meet U.S. Department of Transportation (“DOT) compliance requirements. In addition, ZAP received cancellation of future license fees due under the previous agreements totaling $906,000 at June 30, 2006. ZAP also agreed in principle to purchase of all the remaining assets and rights of Smart Auto by issuing common stock and warrants. This purchase was to include all equipment, technologies, licenses and distribution rights (concerning conversions and otherwise) of Smart Auto and technical updates to service computers purchased earlier by ZAP. The purchase price was to be subject to negotiation and arbitration. At June 30, 2006, the Company recorded an estimated liability of $7.1 million in connection with the ultimate settlement of its agreements with Smart Auto. See further discussion below in Note 6- Shareholders’ Equity-Preferred Stock.

In August and September 2006, the Company further amended its agreements with Smart Auto, due to the unavailability of Smart Cars, and Daimler-Chrysler’s announcement that they will be selling Smart Cars in the United States in the near future. These amendments released ZAP from any remaining obligations to Smart Auto under its previous agreements and also released ZAP from any obligation to purchase the remaining assets and rights of Smart Auto. As a result, ZAP recorded a gain of $7 million on the settlement of its remaining obligations under its agreements with Smart Auto. ZAP also recognized a $2.3 million impairment loss on the license with Smart Auto, which is recorded as an operating expense in the condensed consolidated statements of operations.

(6)              SHAREHOLDERS’ EQUITY- On July 1, 2002, ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”) under the stock symbol of “ZAPZ.” On June 20, 2005, ZAP received approval to list its common stock on the Archipelago Exchange (ArcaEx). This exchange was a facility of the Pacific Exchange (PCXE) and is the nation’s first totally open, all-electronic stock exchange. The Company changed its stock ticker symbol used on the ArcaEx from “ZAPZ” to “ZP” on July 7, 2005. On March 7, 2006, the ArcaEx merged with the New York Stock Exchange (the “NYSE”) creating the NYSE Arca electronic trading platform.

On October 31, 2006, ZAP received written notice that its common stock would be suspended from trading on the NYSE Arca effective at the market opening on November 8, 2006. This action was due to ZAP’s inability to satisfy the continued listing standards. On November 8, 2006, ZAP’s common stock was approved for quotation on the OTC Bulletin Board under the symbol “ZAAP.”

Preferred Stock
On June 19, 2006, Smart Automobile LLC returned to the Company all the remaining shares of preferred stock with a carrying value of $7.5 million in exchange for 300,000 shares of common stock valued at approximately $400,000, one million warrants with a strike price of $1.75 valued at approximately $950,000.  See Note 5, License and Distribution Fee, for further discussion on this transaction.

The Company’s shareholder equity activity for the nine months ended September 30, 2006 is summarized as follows:
	Common
	Shares	Amount
Balance at December 31, 2005	32,584,866	$78,451,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	596,000	515,276
Cash	500,000	500,000
Consulting	171,635	94,900
Employee Compensation	42,274	24,096
	1,309,909	1,134,272
Stock Option and Warrant Transactions
Reclassification of warrant liability	—	567,525
Fair value of stock-based compensation for consulting and other services	—	1,113,938
Fair value of stock-based employee compensation	—	493,265

	—	2,174,728
Reduction in common stock issued as loan collateral	(500,000)	(600,000)
Reclassification of deferred compensation	—	(765,000)
Balance at March 31, 2006	33,394,775	80,395,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	1,444,842	1,390,490
Consulting	178,660	252,921
Employee Compensation	3,703	5,000
Liability to Smart Auto	300,000	405,000
	1,927,205	2,053,411
Stock Option and Warrant Transactions
Fair value of stock-based compensation for consulting and other services	—	451,210
Fair value of stock-based employee compensation	—	423,010
Fair value of warrants issued related to the liability to Smart Auto	—	949,369
	—	1,832,589

Balance at June 30, 2006	35,321,980	84,272,000

Issuances of Common Stock for:
Exercise of options and warrants for cash	113,027	126,000
Consulting	845,684	591,000
Employee Compensation	25,995	24,000
Asset Purchase	4,441	3,000
	989,147	744,000
Stock Option and Warrant Transactions
Fair value of stock-based compensation for consulting and other services	—	414,000

Fair value of stock-based employee compensation	—	1,992,000
		2,406,000
Reduction in common stock issued as collateral	(150,000)	(180,000)
Balance at September 30, 2006	36,161,127	$87,242,000

The Company issued common stock as consideration under agreements for consulting and employee services during the three months ended September 30, 2006. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.  Unrecognized compensation on consulting contracts at September 30, 2006 is $895,000 and will be recognized as expense through 2007.

In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan. This agreement was amended to allow the conversion of the loan to a purchase of stock. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the loan. This Loan Agreement was amended to allow conversion of the loan to a purchase of 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds.. The collateral was reduced to 2,441,176 shares. In September of 2006 the Company signed a Settlement Agreement with Phi-Nest Fund, L.P. requiring that the common stock being held as collateral be transferred to an independent third party and extended the agreement to January of 2007. Additionally, the collateral agreement was amended to allow conversion of the loan for the following transactions: to allow Phi-Nest Fund, L. P., to receive for consulting services $80,000 and 150,000 shares of the collateral stock and to allow that a note receivable for $56,000 owed to ZAP by the cousin of Steven Schneider, ZAP’s CEO, was forgiven for his assistance in negotiating the Phi-Nest Settlement. The balance of the stock held for collateral as of September 30, 2006 is 2,291,176 common shares.

In September, the Collateral Loan Agreement was amended to allow the conversion of the loan to a purchase of 500,000 of the collateral stock with proceeds of $487,500 received by the Company in October of 2006.

The Company also issued options and warrants to consultants for professional services.  During the nine months ended September 30, 2006, the Company issued warrants to consultants to purchase 3,515,000 shares of common stock at prices ranging from $0.32 per share to $2.13 per share, with a contractual life ranging from 1 to 2 years. The options and warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

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

(7)              LITIGATION - In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.  Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law  unfair competition, and intentional and negligent interference with prospective economic advantage.  ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

Voltage Vehicles v. American Electric Power Company, et al., Superior Court of California, County of Sonoma, Case No. SCV 236 830. On June 1, 2005, Voltage Vehicles filed suit against American Electric Power Company, CSW Energy Services, Inc., Central and Southwest Corporation, Total EV, Freightquote, LLC, and Central Freight Lines, Inc. A First Amended Complaint was filed August 29, 2005, against the same defendants, asserting causes of action for breach of a written contract of sale against certain defendants, as well as breach of a written contract as a third party beneficiary against all defendants. The dispute concerns an alleged contract to purchase certain inventory from the defendants consisting of electric bicycles that were never delivered to Voltage Vehicles. Voltage Vehicles’ First Amended Complaint seeks compensatory damages in the amount of $744,735, prejudgment interest, attorneys’ fees, and costs of suit. The parties are currently responding to written discovery and will soon begin taking and defending depositions. The court set a trial date of April 26, 2007. Voltage Vehicles has recently learned of another party to the transaction and will be amending its complaint to add this new defendant. Voltage Vehicles is also seeking informal resolution with CSW Energy Services, the party that sold the at-issue goods to Voltage Vehicles. CSW has made a settlement offer that we have not yet accepted or rejected.

Marieta Cruz Hansell v. Robert Warren Johnson, Jr., ZAP, et. al., Superior Court of California, Case No. SCV-237645. On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson. The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of the plaintiff’s entire claim, and the Company has agreed to defend Mr. Johnson in this matter. The parties are in the process of discovery. The plaintiff is claiming permanent disability, and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims. This matter is now being handled by alternative counsel for ZAP.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association alleging that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fee paid to Voltage Vehicles under the agreement, plus interest. In a separate cause of action, Mr. Atkind alleged the Company breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company. Regarding this second claim, Mr. Atkind contends that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company’s stock price declined. He seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The first cause of action in the counterclaim alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports. The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above. On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. An arbitrator has been selected, but the arbitration has been continued while the parties discuss settlement. However, the court overseeing the arbitration has now scheduled a case management conference for November 2, 2006, and the arbitration itself is currently scheduled for November 20th and 21st, 2006 in San Francisco.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by ZAP as a consultant to perform public relations work on behalf of the Company. As consideration for Mr. Alvis’ consent to the contract, ZAP gave Mr. Alvis a motor home worth at least $500,000. ZAP sued Mr. Alvis claiming that he has not performed his obligations under the contract and is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis did not timely respond to the complaint, and the court entered a default judgment on May 16, 2006.  At the same time, ZAP obtained a writ of possession for the motor home.  On June 18, 2006, the defendant filed a motion asking the court to set aside the default and default judgment and to vacate its order authorizing the issuance of the writ of possession.  The court agreed to set aside the defaults, but it left the writ of possession in place.  In compensation for our efforts to take the default and obtain the default judgment, the court ordered the defendant to pay ZAP $1,000, and the defendant has paid that amount.  The defendant has now filed an answer denying ZAP’s allegations.  Defendant has also filed a cross-claim against ZAP, Steve Schneider in his individual capacity, and Rotoblock Corporation, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of these claims relate to two contracts that required the defendant to provide certain marketing services to ZAP and Rotoblock.  The defendant claims he provided these services, but received inadequate or no consideration in exchange.  For the fraud claim, defendant claims ZAP, Schneider, and Rotoblock executed the contracts with no intent to perform.  The defendant prays for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the cross-defendants to perfect title to the motor home in question.  Defendant has also filed a motion to quash the writ of possession. The hearing on that motion is set for November 2, 2006. ZAP, Rotoblock and Schneider have demurred to the cross-complaint. The hearing on that demurrer is scheduled for November 22, 2006.

(8)	RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $108,500 and $126,000 for the nine months ended September 30, 2006 and 2005, respectively.

Consulting services and other services

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In the fourth quarter of 2005 the Company expensed approximately $2.2 million, the carrying value of the prepaid services, since limited services had been received and there were no assurances that future services would be received. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP. In September of 2006, the Company canceled a shareholder note of $56,000 due by the cousin of Steven Schneider in exchange for consulting services regarding the negotiation of the Phi-Nest settlement.

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where three of ZAP’s officers and Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2005 and September 30, 2006. During the second quarter of 2006 the parties agreed that the amount payable will be offset against future outside advertising services which will be provided to the related entity by the Company.

Sales to a related entity

The Company also signed in the third quarter of 2006, a Distributor License Agreement with a business entity that is wholly owned by the brother of Maximilian Scheder- Bieschin, the President of ZAP. The terms of the agreement are the same as other distributor licenses signed with ZAP. The total sales through September 30, 2006 were $12,500 with a current accounts receivable balance due of $3,300.

(9)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended
	September 30,
	2006	2005
Cash paid during the period for interest	$41	20
Cash paid during the period for income taxes	$4	4
Non-cash investing and financing activities:
Stock and warrants issued for:
Partial settlement of liability to Smart Auto	$1,354	—
Purchase of real property and equipment	$3	1,200
Inventory purchases	$—	54
Settlement of warrant liability	$568	6,711
Other assets	$—	247

(10)	SUBSEQUENT EVENT

In late September 2006, the Collateral Loan Agreement was amended to allow the conversion of the loan to a purchase of stock. As a result 500,000 shares of the collateral stock were sold with proceeds of $487,500 received by the Company in October, 2006.

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

We have used the words “anticipate,“ “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this quarterly report of Form 10-QSB to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•    general economic and industry conditions;
•    our history of losses, deficits and negative operating cash flows;
•    our limited operating history;
•    industry competition;
•    environmental and government regulation;
•    protection and defense of our intellectual property rights;
•    reliance on, and the ability to attract, key personnel; and
•    other factors including those discussed in “Risk Factors” in our annual report on Form 10-KSB filed on March 31, 2006.

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

Overview

ZAP stands for Zero Air Pollution®. With its new product offerings, the Company is positioned to become a leading brand and distribution portal of advanced technology vehicles. ZAP is committed to running its business based on a strong philosophical foundation that supports the environment, social responsibility and profitability.

ZAP’s strategy is to serve the growing and underrepresented consumer that seeks fuel efficient vehicles. With the recent increases in the cost of oil, increasing demand on foreign oil and increasing concern about the environment and the effects of global warming, we believe there is a large and untapped demand in the areas of transportation and consumer products. During the energy crisis of the 1970s, Japanese automobile manufacturers penetrated the United States market when domestic automobile manufacturers failed to anticipate changes. ZAP believes a similar opportunity is present today, enhanced by heightened environmental awareness, climate changes and economic pressures. ZAP has assembled a complete line of products to meet the growing demands of the environmentally conscious consumer focused on two primary businesses: ZAP Automotive and ZAP Power Systems.

ZAP Automotive

ZAP is positioned to become a leading distributor of fuel efficient and alternative energy vehicles in the United States. ZAP has already established more than 20 licensed automotive dealers as customers and intends to grow its distribution base significantly over the next several years. Simultaneously, ZAP intends to secure distribution agreements with two to four other vehicle manufacturers whose products fit ZAP’s mission, and distribute those vehicles through its dealer network.

ZAP began building out its automotive business in 2006 by introducing a modified version of the European micro-car, the “Smart Car,” in the United States and has sold over 330 through the first nine months of 2006. ZAP Automotive is currently launching the XEBRATM, what we believe is the first 100% production electric vehicle (“EV”) not designated as a “low speed vehicle” (“LSV”). In fact, we believe the XEBRA is the only production EV available in the United States with a top speed of up to 40 mph.  Further, the Company’s Chinese manufacturing partner ensures that the XEBRA meets all federal, environmental and safety standards.

ZAP has recently begun its first marketing campaign for the XEBRA vehicles. The XEBRA comes in a four-passenger sedan version and a two-passenger utility pickup version. According to the Electric Auto Association, there are over 56,000 EVs on the road today. It is estimated that almost all EVs sold to date are LSVs. The Company believes the EV market niche will continue to grow rapidly, especially with the introduction of affordable vehicles such as the XEBRA that will retail for less than $10,000 and deliver features, such as speeds up to 40 mph, not currently available among existing EVs. ZAP’s Chinese manufacturing partner currently has the manufacturing capacity to produce approximately 1,000 vehicles per month.

In line with ZAP’s goal of growing its automotive offerings, ZAP intends to launch an advanced alternative energy vehicle called the OBVIO! in 2008. ZAP entered into a license and distribution agreement with Brazilian manufacturer OBVIO! in September of 2005 that granted us the exclusive North American distribution rights for the line of OBVIO! micro-cars. These cars will be designed to run on ethanol, gasoline, or any combination of the two energy sources and will come in two models, an economy 828 model and a high performance 012 model. OBVIO! anticipates deliveries to ZAP to begin in 2008. According to an article published by the Washington Post, there are approximately five million flex-fuel vehicles currently on the road in the U.S., with sales expected to increase substantially over the next few years. ZAP believes it will capture market share by offering a vehicle that is stylish, sporty and fun and able to run on 100% ethanol.

ZAP Power Systems

In the personal transportation market, the ZAP brand is well-known given the over 90,000 ZAP vehicles sold since the Company’s founding in 1994. With a recently renewed focus on leveraging this brand identity, the Company has been upgrading its range of vehicles and products that produce zero air pollution and inject new energy and style into transportation, recreation and industrial applications. ZAP’s new vehicle lineup features high quality 100% electric scooters, off-road dirt bikes and all terrain vehicles. The ZAPPY® 3, a three-wheel personal transporter, competes in the light electric vehicles segment, a category that includes light scooters, bicycles, motor scooters, and motorcycles. Data provided by Cycle Electric, an international consulting group, estimates that over 13 million light electric vehicles were sold in 2005. However, the ZAPPY 3 is one of the only products in this segment which spans recreation, commercial and industrial applications. Its main competitor, the Segway, does not, in the Company’s opinion, have the functionality of the ZAPPY 3, yet retails for approximately eight times the price. In the off-road segment, Powersports Business, an industry publication, estimated that there were approximately 800,000 all-terrain vehicles sold in the United States in 2004 and projections indicated that a similar amount were forecast to be sold in 2005. ZAP intends to capture a portion of the off-road market share by addressing the unmet demand for quiet, zero emission electric vehicles among consumers who previously could only purchase gasoline-powered versions of such vehicles.

ZAP also offers a new line of portable energy devices which feature advanced lithium-based battery and charge control devices that can power a wide range of mobile electronics such as cell phones, digital cameras, laptops and iPods. Rechargeable battery sources using lithium-ion and lithium polymer technology provide significantly more charge time than other currently available technologies. With its portable energy devices, ZAP is targeting a market which it estimates to include over two billion users of mobile electronic devices by the year 2007.

In summary, ZAP is a one-stop portal for quality, affordable advanced automotive technologies, and our goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with specialty dealers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web site, independent dealers and representatives, retail outlets as well as through our qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications. We have grown from a single product line to a full product line of electric vehicle and advanced transportation products.

ZAP was incorporated under the laws of the State of California, on September 23, 1994, as “ZAP Power Systems.” The name of the Company was changed to “ZAPWORLD.COM” on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. Our principal executive offices are located at 501 Fourth Street Santa Rosa, California, 95401. Our telephone number is (707) 525-8658. Our website is www.zapworld.com please refer to it for further information on ZAP.

Subsidiaries

We have the following wholly owned subsidiaries: Voltage Vehicles, a Nevada company (“Voltage Vehicles”), RAP Group, Inc., a California company (“RAP Group”), ZAP Rental Outlet, a California company (“ZAP Rentals”), ZAPWorld Stores, Inc., a California company (“ZAP Stores”), and ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”). Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles. RAP Group is engaged primarily in the sale and liquidation of conventional automobiles. ZAP Stores is engaged primarily in consumer sales of ZAP products. ZAP Manufacturing is not currently an operating subsidiary.

Recent Developments

Some of the significant events for the Company that occurred during the third quarter of 2006 and through the date of this report are as follows:

1.
Growing interest in electric micro cars and an expanding dealer network have fueled revenues at ZAP pushing unaudited sales to approximately $10 million for the first nine months of 2006. This surpasses a record set back in fiscal year 2000 when the Company posted sales of $8.1 million for the same period. Fiscal 2000 was the year ZAP reported record annual sales of $12.4 million.

2.
ZAP is negotiating an agreement to form a joint venture with a Chinese auto manufacturer Shandong Jindalu Vehicle Company Ltd. The joint venture will involve designing and manufacturing a new generation of low cost advanced transportation vehicles that run efficiently on gas, electricity, ethanol and other advanced technologies and fuels. ZAP has established an office in Dezhou, China, to facilitate the joint venture negotiations.  Zap will receive a 25 percent ownership interest in the joint venture in exchange for investing $350,000 in cash or stock in Zap.  “Our work with ZAP’s various micro-cars like the cost effective electric XEBRA has shown that new approaches to transportation are possible,” said Gary Starr, Chairman of ZAP. “Visionary dealers are taking the pioneering steps to offer our new lines of vehicles. Scientists, climate and pollution data and the current state of affairs as well as the price of oil are telling us that we must change our ways. What is needed is real leadership. We are proud to be part of a true collaboration between the USA and China in the manufacturing, design and distribution of our first generation of ZAP cars.”

3.
At a special meeting of shareholders, which was held on October 31, 2006, the approval was obtained for the issuance and sale of up to 20,000,000 shares of common stock and up to 6,000,000 securities exercisable or convertible into shares of common stock at below-market prices to private investors. It is estimated that the issuance and sale of these securities may potentially raise between $5 and $15 million in the financing transaction. The estimated proceeds will be used for working capital and to achieve the objectives of ZAP’s business plan.

4.
ZAP introduced the new XEBRA, a “City Car,” a unique design ideal for urban, daily driving. The Company also displayed a new pickup design, the XEBRA PK, which can be used as a standard truck, a flat bed, delivery or dump truck. ZAP is setting sales records this year with its micro-car strategy for auto dealers and the introduction of the all-electric XEBRA. Studies show that electric cars are less expensive to fuel, costing 2 to 3 cents per mile versus 15 cents/mile and more for gas. They also reduce greenhouse gas emissions by more than 90 percent over internal combustion, including power plant emissions. “The popularity of ZAP’s XEBRA is a strong reason behind our extraordinary growth,” says ZAP CEO Steve Schneider. “It is the only affordable electric car available but it is the XEBRA PK electric truck design that is sparking interest. There is no place else in America that you can get an electric truck and we have it.”

5.
During the third quarter of 2006, the Company renegotiated its agreement with Smart Automobile LLC for the Smart Car that was originally signed in April of 2004. This negotiation supersedes all previous license and other distribution or asset agreements between ZAP and Smart Automobile. In the third quarter ended September, 2006 ZAP was released from any liability by Smart Auto (due to the unavailability of Smart Cars) and recognized other income of $7 million together with the write-off of the license with Smart Auto of $2.3 million. The Company no longer intends to distribute Smart Cars Americanized by ZAP due to the unavailability of Smart Cars. The Company recorded a net profit of $305,000 for the quarter ended September 30, 2006.

CRITICAL ACCOUNTING POLICIES

Share-Based Payments. We grant options and warrants to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of

SFAS 123(R) applies to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $2,016,000 and $2,962,000, respectively. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $1.9 million, which is expected to be recognized through September, 2009.

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

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	95.6	86.9	91.7	90.6
Operating expenses	260.0	852.6	135.0	418.0
Loss from operations	(255.6)	(839.5)	(126.6)	(408.6)
Net income (loss)	11.59	(850.8)	(56.2)	(354.8)

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net sales for the quarter ended September 30, 2006 were $2.6 million compared to $799,000 in 2005. RAP’s net sales for the period accounted were $365,000 versus $ 481,000 in 2005. The net sales for ZAP (including Voltage Vehicles) were $2.3 million versus $316,000 in 2005. The sales for RAP for gas automobiles were less than last year while ZAP experienced an increase of $2 million primarily due to the sales of the Smart Cars Americanized by ZAP, Xebra™ vehicles and various models of other electric vehicles.

Gross profit was $115,000 for the third quarter ended September 30, 2006 compared to $105,000 for the quarter ended September 30, 2005. The RAP Group accounted for $92,000 of the gross profit for the quarter ended September 30, 2006 versus $69,000 in 2005. ZAP’s gross profit, excluding the RAP Group, decreased from $37,000 in 2005 to $23,000 in 2006. The increase in gross profit was due to higher sales of the Smart Cars Americanized by ZAP and Xebra™ vehicles.

Sales and marketing expenses in the third quarter of 2006 were $370,000 as compared to $344,000 in 2005. RAP’s expenses were $24,000 in 2006 and $37,000 in 2005 and ZAP’s expenses were $346,000 versus $307,000 in 2005. As a percentage of sales, total selling expenses decreased from 43% of sales to 14% due to a higher sales base this quarter (see net sales above).  The higher expenses for ZAP were primarily due to higher attendance at trade shows and marketing expenses to promote the Company’s products.

General and administrative expenses for 2006 were $4.1 million for the quarter ended September 30, 2006 as compared to $6.5 million in 2005. RAP’s portion of the expenses was $110,000 in 2006 versus $58,000 in 2005. RAP’s increase of $52,000 was primarily due to higher bad debt expenses in the 2006 third quarter. For ZAP, the expenses decreased from $6.4 million to $4.0 million. As a percentage of sales, general and administration expenses decreased from 814% of sales to 157% of sales. ZAP’s net decrease of $2.4 million in general and administration expenses was due to less legal and consulting expenses offset by increases in stock-based compensation expense due to the adoption of SFAS 123R .

Impairment of Smart Auto license and equipment resulted from the limited future supply of Smart Cars and Daimler Chrysler’s recent announcements to sell the Smart Car in the U.S. in the near future. The expense of $2.3 million represents the write-off of the net book value of the Smart Automobile license and related equipment for Smart Cars at September 30, 2006.

Gain on settlement of Smart Auto liability resulted from the Company recognizinga gain of $7.1 million resulting from the settlement of the liability from Smart Auto during the quarter. The agreement with Smart Auto was previously amended in the second quarter of 2006 resulting in a liability of $7.1 million at June 30, 2006. The settlement was largely due to Smart Auto’s inability to supply Smart Cars for ZAP to convert to Smart Cars Americanized by ZAP and Daimler Chrysler’s recent announcement to sell Smart Cars in the U.S. in the near future.

Interest expense, net decreased from $24,000 in third quarter 2005 to $17,000 expense in third quarter 2006. The resulting decrease was due to more interest income in the quarter to offset interest expense. The Company’s cash investment balances were higher in third quarter of 2006.

Other expense, net increased from other expense of $66,000 for the third quarter of 2005 to other income of $18,000 in the third quarter of 2006. The other income increase resulted from the change in the value of the put option liabilities.

Net Income (Loss) for the Company was a net profit of $305,0000 for the quarter ended September 30, 2006 as compared to a net loss of $6.8 million for period ended September 30, 2005. The increase was primarily due to the gain on the settlement of the Smart Auto liability of $7.1 million during the quarter.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales for the nine months ended September 30, 2006, were $9.9 million compared to $2.9 million for the nine months ended September 30, 2005. RAP accounted for $1.3 million of overall net sales for the nine months ended September 30, 2006 versus $2.1 million for the nine months ended September 30, 2005. The net sales for ZAP, excluding the RAP Group, were $8.5 million and $743,000 for the nine months ended September 30, 2006 and 2005, respectively. RAP experienced a decline in the sales of traditional automobiles due to less demand for pre-owned automobiles and higher interest rates. ZAP, including Voltage Vehicles, has experienced significant growth due to sales of the Smart Car Americanized by ZAP, Xebra vehicles and other various models of electric vehicle sales. The Company has shipped approximately 330 Smart Cars Americanized by ZAP, and 80 Xebra vehicles through September 30, 2006.

Gross profit was $827,000 for the nine months ended September 30, 2006 compared to $270,000 for the nine months ended September 30, 2005. The RAP Group accounted for $388,000 of the gross profit for the nine months ended September 30, 2006 versus $227,000 for the nine months ended September 30, 2005. ZAP’s gross profit, excluding the RAP Group, increased from $416,000 in 2005 to $439,000 in 2006. The increase in RAP’s profits reflect better margins on car sales. ZAP’s increase in gross profits was due to higher sales of Smart Cars Americanized by ZAP and Xebra vehicles.

Sales and marketing expenses in the first nine months of 2006 were 974,000 as compared to $836,000 in 2005. RAP’s expenses were $88,000 in 2006 which is comparable to $102,000 for the nine months ended September 30, 2005. As a percentage of sales of the Company, sales and marketing expenses decreased from 28.9% to 9.8% for the nine months ended September 30, 2006. ZAP’s portion of selling expenses was $886,000 in 2006 compared to $734,000 in 2005. This was an increase of $152,000 or 21% from 2005 to 2006. The higher expenses were primarily for higher sales salaries, more personnel, higher commissions due to higher sales volume, trade shows due to more attendance and marketing promotion of new Xebra™ vehicles and new consumer products.

General and administrative expenses for the nine months ended September 30, 2006 were $10.1 million as compared to $11.1 million in the nine months ended September 30, 2005. As a percentage of sales, general and administrative expenses decreased from 386% to 101%. RAP’s portion of the expenses was $295,000 in 2006 versus $622,000 in 2005. General and administrative expenses for ZAP, excluding the RAP Group, decreased from $10.5 million to $9.8 million, this is a decrease of $700,000 or 7% from 2005. The decrease in general and administrative expense is primarily due to less legal and consulting expenses, with no large credit offset to expenses for variable warrant accounting as in 2005.

 Research and development expenses decreased from $88,000 for the nine months ended September 30, 2005 to zero for the same period in 2006. The primary focus of the Company in 2006 was the production of existing models of various electric vehicles and consumer products.

Impairment of Smart Auto license and equipment.  See discussion for the quarter above.

Gain on settlement of Smart Auto liability.  See discussion for the quarter above.

Gain on revaluation of warrant and put option liabilities decreased from $1.4 million in 2005 to $304,000 in 2006. For last year’s period ended September 30, 2005 a one-time transaction accounted for $1.4 million representing the difference between the fair market value of the warrant liability at December 31, 2004 and the fair market value on February 22, 2005, the date when the warrant liability was settled and transferred to equity.  The balance for the nine months ended September 30, 2006 resulted from favorable changes in the value of warrant and put option liabilities.

Interest expense, net of $26,000 for the nine months ended September 30, 2006 was comparable to $22,000 in the same period of 2005.

Other income, net decreased from $141,000 of income in the first nine months of 2005 to $22,000 in 2006. The primary reason was due to lower charges to expense for equity based liabilities.

Net Loss was $5.2 million for the nine months ended September 30, 2006 as compared to a net loss of $10.2 million for period ended September 30, 2005. The decrease was primarily due to the gain on the settlement of the Smart Auto liability of $7.1 million during the period. However, the gain was offset by the write-off of the Smart License and related equipment and the expensing of stock options and warrants in accordance with FAS 123R.

Liquidity and Capital Resources
In the first nine months of 2006 net cash used for operating activities was $ 3.3 million. In the first nine months of 2005, the Company used cash for operations of $2.9 million. Cash used in the first nine months of 2006 was comprised of the net loss incurred for the first nine months of $5.2 plus net non-cash expenses of $2.1 million plus the net change in operating assets and liabilities of $(264,000). Cash used in operations in the first nine months of 2005 was comprised of the net loss of $10.2 million plus net non-cash expenses of $5.4 million, and the net change in operating assets and liabilities resulting in a use of cash of $1.9 million.

Investing activities used cash of $351,000 in the first nine months ended September 30, 2006 and used $446,000 during the first nine months ended September 30, 2005.

Financing activities provided cash of $2.4 million and $0.6 million during the first nine months ended September 30, 2006 and 2005, respectively.

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP’s assets. In September of 2006 the financing facility expired with neither party wishing to continue the agreement. No amounts were outstanding and due under the agreement.

At September 30, 2006 the Company had cash of $306,000 compared to $2.7 million at September 30, 2005. At September 30, 2006, the Company had working capital of $638,000, as compared to working capital of $4.1 million at September 30, 2005. The decrease was due to the following: cash used in operations, the liability to Smart Auto, and the expensing of prepaid non-cash professional fees. The Company, at present, does not have a credit facility for working capital in place with a bank or other financial institution.

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company’s shares.

At a special meeting of shareholders, scheduled for October 17, 2006 and subsequently adjourned to October 31, 2006, shareholders approved the issuance and sale of up to 20,000,000 shares of common stock and up to 6,000,000 securities exercisable or convertible into shares of common stock at below-market prices in future private financing transactions. At present, the Company needs additional capital to continue expanding its current operations.

The Company’s primary capital needs are: (i) to purchase Xebra™ vehicles, both sedan and utility trucks from ZAP’s Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP’s market initiatives. ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP’s business plan, and to expand ZAP’s efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles and other fuel efficient vehicles.

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

Item 3.       Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.  Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law  unfair competition, and intentional and negligent interference with prospective economic advantage.  ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

Voltage Vehicles v. American Electric Power Company, et al., Superior Court of California, County of Sonoma, Case No. SCV 236 830. On June 1, 2005, Voltage Vehicles filed suit against American Electric Power Company, CSW Energy Services, Inc., Central and Southwest Corporation, Total EV, Freightquote, LLC, and Central Freight Lines, Inc. A First Amended Complaint was filed August 29, 2005, against the same defendants, asserting causes of action for breach of a written contract of sale against certain defendants, as well as breach of a written contract as a third party beneficiary against all defendants. The dispute concerns an alleged contract to purchase certain inventory from the defendants consisting of electric bicycles that were never delivered to Voltage Vehicles. Voltage Vehicles’ First Amended Complaint seeks compensatory damages in the amount of $744,735, prejudgment interest, attorneys’ fees, and costs of suit. The parties are currently responding to written discovery and will soon begin taking and defending depositions. The court set a trial date of April 26, 2007. Voltage Vehicles has recently learned of another party to the transaction and will be amending its complaint to add this new defendant. Voltage Vehicles is also seeking informal resolution with CSW Energy Services, the party that sold the at-issue goods to Voltage Vehicles. CSW has made a settlement offer that we have not yet accepted or rejected.

Marieta Cruz Hansell v. Robert Warren Johnson, Jr., ZAP, et. al., Superior Court of California, Case No. SCV-237645. On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson. The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of the plaintiff’s entire claim, and the Company has agreed to defend Mr. Johnson in this matter. The parties are in the process of discovery. The plaintiff is claiming permanent disability, and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims. This matter is now being handled by alternative counsel for ZAP.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association alleging that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fee paid to Voltage Vehicles under the agreement, plus interest. In a separate cause of action, Mr. Atkind alleged the Company breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company. Regarding this second claim, Mr. Atkind contends that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company’s stock price declined. He seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The first cause of action in the counterclaim alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports. The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above. On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. An arbitrator has been selected, but the arbitration has been continued while the parties discuss settlement. However, the court overseeing the arbitration has now scheduled a case management conference for November 2, 2006, and the arbitration itself is currently scheduled for November 20th and 21st, 2006 in San Francisco.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by ZAP as a consultant to perform public relations work on behalf of the Company. As consideration for Mr. Alvis’ consent to the contract, ZAP gave Mr. Alvis a motor home worth at least $500,000. ZAP sued Mr. Alvis claiming that he has not performed his obligations under the contract and is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis did not timely respond to the complaint, and the court entered a default judgment on May 16, 2006.  At the same time, ZAP obtained a writ of possession for the motor home.  On June 18, 2006, the defendant filed a motion asking the court to set aside the default and default judgment and to vacate its order authorizing the issuance of the writ of possession.  The court agreed to set aside the defaults, but it left the writ of possession in place.  In compensation for our efforts to take the default and obtain the default judgment, the court ordered the defendant to pay ZAP $1,000, and the defendant has paid that amount.  The defendant has now filed an answer denying ZAP’s allegations.  Defendant has also filed a cross-claim against ZAP, Steve Schneider in his individual capacity, and Rotoblock Corporation, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of these claims relate to two contracts that required the defendant to provide certain marketing services to ZAP and Rotoblock.  The defendant claims he provided these services, but received inadequate or no consideration in exchange.  For the fraud claim, defendant claims ZAP, Schneider, and Rotoblock executed the contracts with no intent to perform.  The defendant prays for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the cross-defendants to perfect title to the motor home in question.  Defendant has also filed a motion to quash the writ of possession. The hearing on that motion is set for November 2, 2006. ZAP, Rotoblock and Schneider have demurred to the cross-complaint. The hearing on that demurrer is scheduled for November 22, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we sold the following securities in private transactions pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act or pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act:

Unregistered Sales to Directors, Employees and Consultants as Compensation
Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Executive Officer	July 25, 2006	$0.89	Options	100,000	(1)
Executive Officer	July 25, 2006	$1.00	Warrants	100,000	(1)
Three Executive Officers	August 11, 2006	$0.91	Options	1,066,272	(2)
Three Executive Officers	August 11, 2006	$1.00	Warrants	1,066,272	(2)
Non-Employee Directors	September 15, 2006	NA	Common Stock	3,720	(3)
Executive Officer	September 15, 2006	$1.03	Options	100,000	(4)
Executive Officer	September 15, 2006	$1.00	Warrants	100,000	(4)

(1)	The Company issued options and warrants to an executive officer as compensation for services rendered to ZAP.
(2)
The Company issued options and warrants to three separate executive officers as compensation for services as provided for in each executive’s employment agreement where such executive is entitled to the issuance of options totaling 1% of total outstanding shares and warrants totaling 1% of total outstanding shares.

(3)	The Company issued shares of common stock to three outside directors as compensation for their attendance at board meetings valued at $1,500 per director.
(4)	The Company issued options and warrants to an executive officer as a bonus for services rendered to ZAP.

Other Unregistered Sales
Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Service Provider	July 19, 2006	NA	Common Stock	17,857	(1)
Service Provider	July 19, 2006	NA	Common Stock	7,700	(2)
Inventory	July 19, 2006	NA	Common Stock	2,941	(3)
Rental Properties	August 11, 2006	NA	Common Stock	42,231	(4)
Inventory	August 11, 2006	NA	Common Stock	1,500	(5)
Real Property	August 11, 2006	NA	Common Stock	294,444	(6)
Service Provider	August 11, 2006	$1.20	Warrants	500,000	(7)
Service Provider	September 15, 2006	$1.50	Warrants	130,000	(8)
Phi-Nest Fund, L.P.	September 5, 2006	NA	Common Stock	150,000	(9)
Qualified Investor	September 27, 2006	NA	Common Stock	500,000	$487,500 (10)

(1)	The Company issued 17,857 shares of common stock as payment for sponsorship fees valued at $12,500.
(2)	The Company issued 7,700 shares of common stock as payment for sponsorship fees valued at $5,000.
(3)	The Company issued 2,941 shares of common stock as payment for a trailer valued at $2,000.
(4)	The Company issued 42,231 shares of common stock as payment for leases for apartments valued at $38,430.
(5)	The Company issued 1,500 shares of common stock for the purchase of a trailer valued at $1,230.
(6)	The Company issued 294,444 shares of common stock as payment for the cash shortfall for the purchase of property located at 44720 Main Street in Mendocino, California.
(7)	The Company issued a warrant for the purchase of 500,000 shares at $1.20 per share for real estate consulting services.
(8)	The Company issued a warrant for the purchase of 130,000 shares at $1.50 per share for consulting services.
(9)
The Company issued 150,000 shares of common stock for consulting services valued at in connection with a Settlement Agreement dated September 5, 2006. The shares were issued out of shares that are being held as collateral pursuant to a previously executed loan agreement. See Item 5 of this report below.

(10)	The shares were issued out of shares that are being held as collateral pursuant to a previously executed loan agreement. See Item 5 of this report below.

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on October 17, 2006 to approve the issuance and sale of up to 20,000,000 shares of common stock and up to 6,000,000 securities exercisable or convertible into shares of common stock at below-market prices to private investors. It is estimated that the issuance and sale of these securities may potentially raise between $5 and $15 million in the financing transaction. At present, the Company needs additional capital to continue expanding its current operations. Due to the lack of a quorum of the shareholders at the special meeting on October 16, 2006 the meeting was adjourned and rescheduled for October 31, 2006 where the proper quorum existed and the proposal was approved by 88% of the shareholders.

When the estimated proceeds are received by the Company, the capital will be used primarily: (i) to purchase Xebra™ vehicles, both sedan and utility trucks from ZAP’s Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP’s market initiatives. ZAP will also use the proceeds to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP’s business plan, and to expand ZAP’s efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles and other fuel efficient vehicles.

Item 5.        Other Information

On September 5, 2006, the Company entered into a Settlement Agreement with Phi-Nest Fund, L.P. in order to settle the outstanding claims that existed among the parties related to the Collateral Loan Agreement dated December 18, 2002 in the amount of $1,000,000. The cousin of Steve Schneider, the Chief Executive Officer of the Company received forgiveness for a note payable due Zap for assistance in negotiating the Phi-Nest settlement. The Settlement Agreement provides for the full release and discharge by both parties of any and all claims and obligations that had existed between the parties. Pursuant to the Settlement Agreement:

•	The Company amended the agreement to allow for Phi-Nest to receive $80,000 in cash for consulting services
•
The Company amended the agreement to allow for Phi-Nest to receive 150,000 shares of common stock for consulting services. The shares were issued out of the 2,441,176 shares held by Phi-Nest as collateral pursuant to the Collateral Loan Agreement;

•
Phi-Nest assigned all its rights and obligations under the Collateral Loan Agreement to an outside entity and Phi-Nest assigned all its rights, title and interest in and to the remaining 2,291,176 shares of common stock being held as collateral pursuant to the Collateral Loan Agreement to the outside entity.

Item 6.        Exhibits

10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2006)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (incorporated by reference from our Current Report on Form 8-K filed on September 6, 2006)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.39	ZAP Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.41	Joint Venture Negotiations dated September 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated November 13, 2006	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated November 13, 2006	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)