Form 10KSB
period 2006-12-31
ZAP
filed 2007-04-02
CIK 1024628

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


  (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2006

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to________________

                         Commission file number 0-303000


                                       ZAP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)



           California                                           94-3210624
---------------------------------                        -----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

501 Fourth Street, Santa Rosa California                          95401
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number            (707) 525-8658

Securities registered under Section 12(b) of the Exchange Act:


Common Stock, no par value                     OTC BB
------------------------------                 ---------------------------------
Title of Each Class                            Name Exchange on Which Registered


Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year $10,830,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant's as of March 26, 2007 was $40,393,477 computed by reference to the price at which the registrant's Common Stock was last traded on that date.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 43,973,721 shares of Common Stock, no par value, outstanding as of March 26, 2007.

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

Transitional Small Business Disclosure Format (Check one):    Yes [_]   No [X]

================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
================================================================================

PART I
------

ITEM 1.   DESCRIPTION OF BUSINESS.......................................       4

ITEM 2.   DESCRIPTION OF PROPERTY.......................................      17

ITEM 3.   LEGAL PROCEEDINGS.............................................      17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........      21




PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ..........     22

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......     23

ITEM 7.   FINANCIAL STATEMENTS...........................................     32

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................     65

ITEM 8A.  CONTROLS AND PROCEDURES........................................     65

ITEM 8B.  OTHER INFORMATION..............................................     66




PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT ...........     66

ITEM 10.  EXECUTIVE COMPENSATION ........................................     69

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS ...............................     72

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     75

ITEM 13.  EXHIBITS.......................................................     76

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................     79

                                    PART I
                                    ------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.


We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

        o  general economic and industry conditions;
        o  our history of losses, deficits and negative operating cash flows;
        o  our limited operating history;
        o  industry competition;
        o  environmental and government regulation;
        o  protection and defense of our intellectual property rights;
        o  reliance on, and the ability to attract, key personnel;
        o other factors including those discussed in "Risk Factors" in this annual report on Form 10-KSB and our incorporated documents.

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

GENERAL

ZAP stands for Zero Air Pollution(R). With its new product offerings, the Company is positioned to become a leading brand and distribution portal of electric and other advanced technology vehicles. ZAP is committed to running its business based on a strong philosophical foundation that supports the environment, social responsibility and profitability.

ZAP's strategy is to serve the growing and underrepresented consumer that seeks electric and fuel efficient vehicles. With the recent increases in the cost of oil and increasing concern about the environment and the effects of global warming, we believe there is a large and untapped demand in the areas of transportation and consumer products. During the energy crisis of the 1970s, Japanese automobile manufacturers penetrated the United States market when domestic automobile manufacturers failed to anticipate changes. ZAP believes a similar opportunity is present today, enhanced by heightened environmental awareness, climate changes and economic pressures. ZAP has assembled a complete line of products to meet the growing demands of the environmentally conscious consumer focused on two primary businesses: ZAP Automotive and ZAP Power Systems.

ZAP was incorporated as "ZAP Power Systems" under the laws of the State of California on September 23, 1994, and we changed our name to ZAP on June 18, 2001. On March 1, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Santa Rosa Division. The plan of reorganization was confirmed on June 20, 2002 and the Bankruptcy Court closed the bankruptcy case on June 14, 2004. Our principal executive offices are located at 501 Fourth Street, Santa Rosa, California, 95401 and our telephone number is (707) 525-8658.

SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company ("Voltage Vehicles"), RAP Group, Inc., a California company ("RAP Group"), ZAP Rental Outlet, a Nevada company ("ZAP Rentals"), ZAP Stores, Inc., a California company ("ZAP Stores"), ZAP Manufacturing, Inc., a Nevada company ("ZAP Manufacturing") and ZAP World Outlet, Inc., a

California company ("ZAP World"). RAP Group was engaged primarily in the sale and liquidation of conventional automobiles; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet and ZAP Rental Outlet are not currently operating subsidiaries. RAP Group and Voltage Vehicles were acquired by the Company in July 2002. On October 1, 2006, the RAP Group surrendered its Dealer Vehicle License and ceased operations. A new Electric Vehicle Dealership opened on the old automobile lot location. All subsidiaries are 100% owned by ZAP.

BUSINESS DEVELOPMENT

Founded in 1994, ZAP has invented, designed, manufactured, and marketed numerous innovative products since the Company's inception. In 1995, ZAP began marketing electric transportation on the Internet through our website, www.zapworld.com. ZAP has been a pioneer in developing and marketing electric vehicles such as a zero-emission ZAP(R) electric bicycle, ZAP Power System, which adapts to most bicycles, and the ZAPPY(R) folding electric scooter. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001, it added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2005 ZAP introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. To date, we have delivered more than 90,000 electric vehicles and consumer products to customers in more than 75 countries, which we believe establishes us as one of the leaders in the alternative transportation marketplace.

Today, ZAP is renewing its focus as one of the pioneers of advanced transportation technologies and leveraging its place in the market as a magnet for new technologies. The Company believes there is a growing and underrepresented market for fuel efficient transportation vehicles and we are capitalizing on the opportunities, enhanced by heightened environmental awareness, climate changes and economic pressures. The technology is available to deliver transportation solutions that are practical and affordable. With our recently introduced products such as the XEBRA and ZAPPY 3, ZAP is already delivering such solutions to the market. Our goal is to become one of the largest and most complete brand and distribution portals in the United States for advanced technology vehicles.

To distribute our practical, affordable and advanced transportation technologies, we have established and are growing both our portal of qualified automotive dealers and our relationships with specialty dealers/distributors for our power system products. Through these distribution channels, coupled with the continued establishment of partnerships with select manufacturers, we intend to expand our market recognition by building awareness of the evolving technologies available for automotive transportation and in reducing our nation's dependency on foreign oil.

PRODUCT SUMMARY

We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by a registered importer. As of September 30, 2006, the Company no longer distributes the Smart Car Americanized by ZAP due to the unavailability of Smart Cars. We also make the Xebra compliant for the United States market. Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

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

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE
--------------

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph. Within the next twelve to thirty-six months, we hope to have distribution agreements in place with three to four vehicle manufacturers whose products fit ZAP's mission. To distribute our product to end consumers and fleets, we have established more than 20 licensed automotive dealers and intend to grow this base significantly over the next several years.

In 2006, ZAP Automotive introduced the following automobile products:

        o  the 100% electric XEBRA sedan with an MSRP of approximately $10,000;

        o the 100% electric XEBRA utility vehicle truck with an MSRP of approximately $10,500; and

        o the Smart micro-car with an MSRP of approximately $25,000 (no longer distributed after September 30, 2006).


Our future offerings that are currently in the developmental stage include:

        o the OBVIO 828, an economy micro-car from Brazil with an estimated MSRP of $14,000,

        o the OBVIO 012, a sports-coupe from Brazil with an estimated MSRP of $28,000; and

        o the ZAP-X, a 100% electric vehicle which will use Lotus Engineering's Aluminum Performance Crossover ("APX") design .

We are also in discussions with a number of other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 25 mph. The car's suggested retail price of $10,000 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today. XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

Working with our Chinese manufacturing partner, we have designed two XEBRA models: a sedan and a utility pick-up truck. The Chinese manufacturer's current manufacturing capacity is approximately 1,000 vehicles per month. Subject in large part to the level of financing secured, our current target is to distribute approximately 200 vehicles per month over the next 12 months. Initial market demand has been overwhelming, both from end consumers using the vehicle as a "city-car" and from fleet managers of municipalities, states, green friendly corporations, and universities who have a preference or mandate to purchase zero emission vehicles.

We are working closely with our manufacturing partner to continually upgrade the XEBRA, adding features while balancing the goal of maintaining an affordable price level. We are in the process of looking into incorporating options to enhance the consumer's experience, including providing lithium battery packs for additional (up to 100 mile) range and solar panels for low cost and true zero air pollution charging. These options are expected to be available by the second quarter of 2007.

XEBRA Sedan (ZAPCAR (R))

ZAP launched the sedan version of its XEBRA on July 11, 2006. The sedan has a seating capacity for four and is being targeted for city/commuter use. Based on initial feedback, ZAP will be marketing the XEBRA sedan to government and corporate fleets as well as to families with two or more cars, but with plenty of occasion to use their vehicles for short, city drives.

XEBRA PK (ZAPTRUCK (TM))

ZAP launched its utility pick-up truck version of the XEBRA, the XEBRA PK, on August 24, 2006. This electric vehicle seats two with a multi-purpose platform behind the passenger compartment that serves as a hauler, dump truck or flatbed. The XEBRA PK is targeted to municipalities, maintenance facilities, universities, ranches and warehouses. Since its launch, we have received overwhelming inquiries for test drives. To date, we have focused on our west coast market and sales have exceeded our initial distribution and sales plans.

Smart Car

The Smart Car was our initial automotive product. The project provided us with an excellent entry level opportunity in the micro-car market in the United States and confirmed our belief that there is a sizable demand for smaller, more fuel efficient (or alternatively fueled) vehicles. The Smart Car is manufactured by Daimler Chrysler Corporation, who we believe failed to identify the United States as a potential market. In Daimler Chrysler's absence, we contracted with a third party unaffiliated with Daimler Chrysler to have the Smart Car imported and "Americanized" to meet the growing demand for micro-cars. The process of

Americanizing the Smart Car involve having the car modified to meet all Federal Motor Vehicle Safety Standards, United States Department of Transportation requirements, and Environmental Protection Agency regulations and applicable state requirements.

We have sold over 300 Smart Cars to date, but due to the conflict with Daimler-Chrysler and others, and the uncertainty of auto supply we discontinued distribution of the Smart Car in September of 2006.

OBVIO!

In September 2005, we entered into an exclusive (in North America) distribution contract with the Brazilian automobile manufacturer OBVIO! for the future importation of two models of micro-cars - an economy 828 model and a full performance 012 model. The cars will have butterfly doors, seating capacity to accommodate three persons, up to 250 horsepower output and accessories such as iMobile and air conditioning. This car will function on multi-fuel technology, meaning they will have the ability to be powered by ethanol, gasoline, or any combination thereof. We are also working with OBVIO! to produce a 100% electric version. OBVIO!expects to deliver its first cars into the United States market in 2008.

There are currently over four million flex-fuel vehicles in the United States and most of these vehicles are sport-utility vehicles or others in the "light truck" class. Sedans, wagons, and others are usually only available in flex-fuel configurations as part of fleet vehicle purchases by corporations. A recent poll conducted by Maritz(R) showed that 84% of consumers would consider purchasing a vehicle capable of running on E85, a fuel blend of 15% gasoline and 85% ethanol, and consumers were willing to pay a median premium of $1,000 more than for a gasoline only vehicle. Unlike most flex-fuel vehicles in the U.S. which can run on up to 85% ethanol, OBVIO!vehicles will have the capability to run on 100% ethanol.

The initial retail price of the 828 model is expected to be approximately $14,000 and the retail price of the 012 model is expected to be $28,000. OBVIO! is scheduled to deliver 7,500 cars during the first year of production, 17,500 cars during the second year and 25,000 thereafter. We intend to capture market share of the flex-fuel segment by offering cars that are sporty, fun to drive, and high-performance, but yet efficient and economical.

LOTUS

On January 30, 2007, we announced a contract with Lotus Engineering to develop a production-ready electric all-wheel drive crossover high performance vehicle for the US market. A combination of the lightweight aluminum vehicle architecture, a new efficient drive and advanced battery management systems is intended to enable a range of up to 350 miles between charges, with a rapid 10-minute recharging time. An auxiliary power unit is planned to support longer distance journeys.

Lotus' APX will be powered by revolutionary in-hub electric motors, delivering 644 horsepower in all wheel drive mode, theoretically capable of powering the ZAP-X to a potential top speed of 155mph. A new strong, lightweight and highly efficient structure based on the Lotus technology is planned to give the car a very attractive power-to-weight ratio.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable. In 2007, we have identified the following products as potential future offerings for the Company:
(1) an affordable 100% electric two-seater sports coupe; (2) a 100% electric "Vespa"-type scooter with brushless hub/wheel motors; and (3) a 100% electric, four-wheel low-speed utility truck. There can be no assurances that any of these future product offerings will be realized.

ZAP Power Systems
-----------------

We launched the Company in 1994 with the invention of the ZAPPY electric scooter and quickly established a presence as one of the market leaders in the electric "personal" transportation product segment. Since inception, the Company has been able to maintain a steady business and committed buyers in this segment. In keeping with our initial product offerings, at the beginning of 2006, we revitalized our consumer products line (recently renamed "Power Systems"), including an updated version of the electric scooter. As part of the segment's revitalization, we reduced the number of suppliers and placed more emphasis on upgrading existing models with newer component technology and more robust features in order to provide a higher quality consumer experience and product.

Our goal for our consumer product line is to sell an average of 10,000 units per year. At $350 to $500 average unit prices, the business represents a strategic compliment to the automotive portal by providing stable and increasing cash flows, facilitating access to, and use of, new technologies, and continuing to foster loyalty of ZAP's brand.

Our current product offerings include:

        o  Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3 EZ);

        o  Off road vehicles (electric quads and motorcycles); and

        o Portable energy (universal recharge-it-all batteries and ipod auxiliary batteries).

The ZAPPY3 Personal Transporters

Segway's highly publicized "human transporter to change the world" unearthed a growing need for a "scooter for adults," better known as personal electric transportation. The Company responded to this demand by designing the ZAPPY3. Unlike the Segway, the ZAPPY3's 3-wheeled vehicle design provides stability and maneuverability allowing just about anyone to ride this vehicle without training. It has a top speed of 15 mph, and the Pro has the farthest range of any personal transporter available today at 25 miles range per charge.

The Company initially thought that the ZAPPY3 would be great for the consumer market. Over the past year, the Company has revisited its sales strategy and come to recognize that the largest market opportunities are in the industrial and commercial applications. The Company's primary sales channels are now more clearly defined as security, sporting goods and material handling.

With the increased emphasis on homeland security, there are several product competitors in the security and police market segment. Segway, the most well known, can be found in select police departments and airports and sells for about $5,500. American Chariot which is a chariot-like transporter has entered the market selling for between$1,500 to $2,500. Newest to the security transporter business is T3Motion, which is built like a small tank and priced at up to $8,000. The ZAPPY3 meets the need of a majority of the security transportation needs and with an average selling price of $850, depending on the model purchased, we believe is the most economical of all offerings.

The ZAPPY3 retail focus has continued strong in 2006. In early 2006, the Company rolled out a new dealer development program that emphasized the Company's commitment to a nationwide distribution strategy coupled with consistent and responsive customer service. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

The material handling, warehousing, fabrication, and construction industries are the ideal markets for the ZAPPY3 Pro. We are not currently aware of any major competitors in this market. The traditional solution for short distance transportation has been bicycles. The ZAPPY Pro offers the perfect utility vehicle for shuttling, picking and packing and getting into small areas like elevators. While the Company's entrance into this market is still in the early stages, the product response has been very favorable, demonstrated by our newly established relationship with Indoff, the largest distributor of material handling equipment in the United States.

Off Road Vehicles

All terrain vehicle ("ATV") manufacturers recognized in excess of $5.5 billion in revenues in 2005 with the market for ATVs and off road vehicles growing steadily since 2003. In the United States alone, approximately 800,000 units were sold in 2005. To date, all of the ATV on the market are gas-powered. We believe electric ATV have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk. The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV. The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. By the second quarter of 2007, we anticipate the 800 watt "mid size" ATV will be available for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATV in late 2007 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

Portable Energy - Recharge-It -All Batteries

We believe we were one of the first and now one of the leading producers of rechargeable battery sources using lithium-ion and lithium polymer technology. Through our Recharge-It-All line, we sell battery packs to power or charge a wide range of mobile electronics such as cellular phones, digital cameras and laptops, providing significantly more charge time than currently available technologies.

Our Portable Energy devices fall under two product lines: universal chargers and made-for iPOD models. The universal chargers are rechargeable battery packs that extend the use of most small and medium-sized electronic devices up to 2 to 5 times their normal battery life. The made-for iPOD models, which we begun selling are a series of portable energy devices designed to work specifically with all the major iPOD products, including the iPOD nano, iPOD shuffle and the iPOD with video.

We launched our Portable Energy products at the end of 2006 with marketing targeted to large electronic retailers. Market statistics indicate that there will be over two billion users of mobile electronic devices by 2007. Our goal with Portable Energy is to provide a solution that helps solve the energy management challenge for electronic and mobile internet users. Today, there are only a few companies that have begun to address the mobile device backup power/charge market. The currently available products include Energizer's "Energi to Go", Charge 2 Go, Cell Boost, and Medis Power Pack. We believe that no manufacturer offers rechargeable devices and we believe that none offer the ability to re-charge a myriad of electronic devices from the same device as effectively as ZAP's Portable Energy.

DISTRIBUTION AND MARKET OUTLETS

We employ the following methods to distribute our products:

AUTO DEALER PROGRAM. The Company began establishing ZAP qualified auto dealers in various locations in the United States in the fourth quarter of 2003. We started to receive commitments from each qualified dealer to purchase a minimum number of vehicles annually. In 2004, we expanded this network to include the gas-efficient Smart Car Americanized by ZAP. Currently, we have qualified dealers in several states. We intend to use these ZAP qualified dealers to sell all ZAPCAR's (TM) . Some dealers will also sell other vehicle products, such as scooters and bikes, depending on demand.

VOLTAGE VEHICLES. The Company distributes its conventional cars through a wholly owned subsidiary, located in Fulton, California. Voltage also serves as being a "beta" dealer for its Xebra vehicles.

RETAIL OUTLETS. The Company markets its consumer products to independent representatives and retail outlets, as well as undertaking direct marketing activities with these entities.

ELECTRIC VEHICLE RENTAL PROGRAM. The Company established ZAP Rental Outlets in 2002 to rent electric vehicles in tourist locations. These vehicles are being rented in Mendocino and we are seeking other tourist locations for potential rental locations.

INTERNET SALES. The Company markets and sells its consumer products directly to consumers on its Web site.

Market Opportunity

Oil Dependency - Strategic Issues

The United States has only 2% of the world's oil reserves, but consumes 25% of the world's production. In 1973, 35% of our oil was coming from foreign sources, while today it is approximately 60% and expected to equal 64% by 2020. The number one contributor to our foreign trade deficit is imported oil. The International Energy Agency expects that world demand for oil will continue to rise as China and India become more industrialized. China recently became the third largest producer of cars and trucks with nearly 6 million new vehicles each year entering the market. ZAP believes that the need for non-petroleum based transportation options is critical and that its vehicle offerings can fill this need.

Escalating Concerns over Environmental Issues and Increasing Demand for Cleaner Cars

Air pollution and global warming issues have raised public awareness and increased Americans' environmental consciousness to levels never seen before. According to a May 2006 Consumer Reports study, 37% of respondents surveyed reported that they were considering replacing their current vehicle with one with greater fuel economy. According to an August 2006 Consumer Reports survey, nearly two-thirds of respondents are considering purchasing vehicles with alternative power-trains and 51% are considering a flexible-fuel vehicle for their next purchase. Many buyers of hybrids have stated that they prefer to buy a plug-in hybrid or pure electric car. We believe this type of consumer sentiment represents a large opportunity for us as we believe that we sell the only production city class electric vehicle currently available in the United States. An electric car can displace 10,000 pounds of CO2 a year.

Electric Vehicle Market

The electric vehicle industry, which provides an alternative to petroleum driven cars, is still in its nascent stage with only approximately 56,000 EV vehicles on the road today. However, according to a recent report titled "Electric Vehicles Forecasts, Players and Opportunities 2005-2015," the EV industry is large and prosperous with $31.1 billion in sales globally in 2005 and current estimates project that by 2015, the industry will have grown to 7.3 times its 2005 value.

Electric cars run on electricity stored in batteries. The common reason cited against the widespread use of electric cars is their limited range capabilities. To date, these Low Speed Vehicles or neighborhood electric vehicles are being used for making short trips. Studies have shown that 90% of all second car driving is less than 21 miles per day. According to another study, the majority of these vehicles travel less than 10 miles a day, so, for the current market, range is not a real objection. Additionally, we have developed relationships with advanced battery companies and anticipate having optional battery systems available by the second quarter of 2007, which will allow for longer range capabilities of our electric vehicle offerings, and faster charging solutions.

There are many benefits to purchasing, owning and operating an electric vehicle, as opposed to their petro-combustion engine counterparts.

            CLEANER VEHICLES - An electric vehicle is a zero emission vehicle and its motor produces no exhaust or emissions. While the production of electricity does produce emissions, this production is still over 90% more efficient than the internal combustion engine.

            NATIONAL SECURITY AND OIL INDEPENDENCE - One of the largest segments of our national military budget is the defense of foreign oil fields. The largest segment of the foreign trade deficit is foreign oil. Electric vehicles are powered by off peak electrical power that is typically from hydro, solar, nuclear or domestic coal production.

            GLOBAL WARMING MITIGATION - CO2 has been identified as a major gas contribution to global warming. Electric cars can displace up to 10,000 pounds of CO2 per unit per year.

            OPERATING COST - The cost to operate an electric vehicle is approximately $0.03 per mile, compared to $0.17 or more for gas cars. Individuals and businesses that purchase electric vehicles may also qualify for various tax credits and other incentives from governmental agencies.

            MAINTENANCE - Service requirements for electric vehicles are much less than those for gas powered vehicles. Electric vehicles do not require tune-ups, oil changes, timing belts, water pumps, radiators, fuel injectors, or tailpipes. The primary ongoing maintenance is replacement of the battery, which will typically occur every 3 to 5 years.

            HEALTH - Many types of cancer have been linked directly to Benzene a known carcinogen in gasoline. Air pollution has been named as the largest health threat to Americans by the American Lung Association. Electric cars do not use or burn gasoline.

Positioning in the Market

Our goal is to deliver approximately 200 XEBRA vehicles per month over the next twelve months. We believe we have the advantage of expanding our overall market share with the launch of a wider variety of XEBRAs and other low cost electric vehicles. We believe that we currently have the only production electric vehicle that is capable of reaching speeds of greater than those offered by vehicles in the Low Speed Vehicle market.

We believe that pure electric vehicles have not been identified as a potential market by large domestic automobile manufacturers primarily because of the significant investment required. Further, their business models tend to require sales volumes that exceed 100,000 units per year to provide adequate returns. Due to our unique relationship with a Chinese manufacturer, we believe we will be able to profitably provide an electric car at a retail price of approximately $10,000.

Growing Distribution Network

We have developed a dealer network across the United States for the distribution of our products. This established dealership network provides a cost-efficient method of distribution. Once a vehicle becomes available for distribution, such as the OBVIO! in 2008, this established network will enable timely and scheduled deliveries. We intend to strategically manage the growth of the distribution network and enter into long term agreements with authorized distributors.

Energy Resources

Today, most cars run on gasoline. But, within the next few years, it is projected that electric, ethanol and other alternative fuels are expected to replace gas. Ethanol is an alcohol fuel made from corn, sugar cane or any biomass. Currently, there are few producers of ethanol in the United States and only about 700 American gas stations that offer ethanol. However in countries like Brazil, approximately 34,000 gas stations offer both gas and ethanol. As more countries mass-produce ethanol, it will become more available. We believe we are positioned to be a leading distributor of alternative energy transportation, specifically vehicles that run on electricity and ethanol.

Government Incentives

Purchasers of alternative energy vehicles receive numerous incentives from the government. For instance, the federal government provides a 10% tax credit for the cost of certain alternative energy vehicles. In addition, many states have enacted or are in the process of enacting their own incentives, including parking privileges, access to special lanes on highways, and discounted/free tolls. California has just become the first state to require industries to lower their greenhouse gas emissions by the year 2025. Violators face stiff fines and penalties. Many states and municipalities require vehicle fleets to run on the most cost effective alternative fuel. ZAP's micro cars and vehicles like the XEBRA Sedan, XEBRA PK Truck and the to be developed OBVIO!, are ideal vehicles for lowering emissions, and, at the same time, lowering the purchase cost to the fleet buyer.

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

SOURCES AND AVAILABILITY OF PARTS AND SUPPLIES

Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer's operations and production of ZAP products. We strive to have dual sources.

LICENSES, PATENTS AND TRADEMARKS

We have the following patents covering our electric vehicles:

----------------------------- ------------- ------------------------------------
    United States Patent           Date                 Subject
----------------------------- ------------- ------------------------------------
Patent No. 5,491,390          2/13/1996     Electric motor power system for
                                            bicycles, tricycles, and scooters
----------------------------- ------------- ------------------------------------
Patent No. 5,671,821          9/30/1997     Electric motor system
----------------------------- ------------- ------------------------------------
Patent No. 5,848,660          12/15/1998    Portable Collapsible Scooter (ZAPPY)
----------------------------- ------------- ------------------------------------
Patent No. 5,634,423          6/3/1997      Personal Submersible Marine Vehicle
----------------------------- ------------- ------------------------------------
Patent No. 5,423,278          6/13/1995     Submersible Marine Vessel
----------------------------- ------------- ------------------------------------
Patent No. 5,303,666          4/19/1994     Submersible Marine Vessel
----------------------------- ------------- ------------------------------------
Patent No. 6,748,894          6/15/2004     Submersible Marine Vessel (sea
                                            scooter)
----------------------------- ------------- ------------------------------------
Patent No. 6,588,528          7/8/2003      Electric Vehicle Drive System
----------------------------- ------------- ------------------------------------
Patent No. 5,842,535          12/1/1998     Electric Drive Assembly for Bicycles
----------------------------- ------------- ------------------------------------
Patent No. 6,050,357          4/18/2000     Powered Skateboard
----------------------------- ------------- ------------------------------------
Patent No. 6,059,062          5/9/2000      Powered Roller Skates
----------------------------- ------------- ------------------------------------
Patent No. 5,735,361          4/7/1998      Dual-Pole Personal Towing Vehicle
----------------------------- ------------- ------------------------------------
Patent No. 5,913,373          6/22/1999     Dual-Pole Dual-Wheel Personal Towing
                                            Vehicle
----------------------------- ------------- ------------------------------------
Patent No. DS40400            Pending       Three-Wheeled Vehicle (ZAPPY 3
                                            Scooter)
----------------------------- ------------- ------------------------------------
Patent No. D433,718           11/14/2000    Portable Collapsible Scooter (ZAPPY)
----------------------------- ------------- ------------------------------------
Patent No. D347,418           5/31/1994     Scuba Scooter
----------------------------- ------------- ------------------------------------
Patent No. D359,022           6/6/1995      Scuba Scooter
----------------------------- ------------- ------------------------------------

We have the following trademarks covering our electric vehicles:

----------------------------- ------------- ------------------------------------
  United States Trademark                               Subject
----------------------------- ------------- ------------------------------------
Trademark No. 2759913                       Cap'n Billy's Wiz-Bang and design
----------------------------- ------------- ------------------------------------
Trademark No. 2240270                       Electricruizer
----------------------------- ------------- ------------------------------------
Trademark No. 2534197                       ETC Express
----------------------------- ------------- ------------------------------------
Trademark No. 2878219                       ETC Traveler
----------------------------- ------------- ------------------------------------
Trademark No. 2248753                       Powerbike
----------------------------- ------------- ------------------------------------
Trademark No. 2224640                       Powerski
----------------------------- ------------- ------------------------------------
Trademark No. 2329466                       The Future is Electric
----------------------------- ------------- ------------------------------------
Trademark No. 1794866                       ZAP
----------------------------- ------------- ------------------------------------
Trademark No. 2912329                       ZAP Car
----------------------------- ------------- ------------------------------------
Trademark No. 2335090                       ZAP Electric Vehicle Outlet
----------------------------- ------------- ------------------------------------
Trademark No. 2885816                       ZAP Seascooter
----------------------------- ------------- ------------------------------------
Trademark No. 2330894                       ZAPPY
----------------------------- ------------- ------------------------------------

----------------------------- ------------- ------------------------------------
Trademark No. 2371240                       Zapworld.com
----------------------------- ------------- ------------------------------------
Trademark No. 2320346                       Zero Air Pollution
----------------------------- ------------- ------------------------------------
Trademark No. 2689203                       Swimmy
----------------------------- ------------- ------------------------------------

BACKLOG

As of March 30, 2007, the Company has approximately $95 million in backlog orders from auto-dealer purchase contracts for Xebra(TM)Electric vehicles including a signed purchase order from an electric vehicle company for 10,000 Xebra (TM) Electric vehicles valued at $79 million that expires on March 28, 2008. Over the next few months, the Company will be revaluating these dealers for qualification. Since its product launch, ZAP has sold and delivered approximately $1.3 million in Xebra(TM) vehicles through March 30, 2007. The backlog for our consumer products on the same date was $179,000. We anticipate shipping the consumer products throughout the year of 2007.

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

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda, Toyota, and Daimler-Chrysler, who have more significant financial resources, established market positions, longstanding relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution and other resources than we do. Each of these companies is currently working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the market place exceed the resources currently available to our Company. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP portable energy line. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution or marketing to develop, maintain and extend our current technology and market position.

EMPLOYEES

As of March 30, 2007, the Company had a total of 50 employees. We have employment agreements with the following: Mr. Schneider (Chief Executive Officer and Director), Mr. Starr (Chairman of the Board ), and Ms. Cude (Corporate Secretary and Director) that provide for their continued service to the Company until October 2013. We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY ON A QUARTERLY OR ANNUAL BASIS IS UNCERTAIN, WHICH COULD HAVE A HARMFUL EFFECT ON OUR BUSINESS AND THE VALUE OF ZAP'S COMMON STOCK.

Since we began operation in 1994, we have generated a profit only for the three month period ended September 30, 2006 and not in any other fiscal quarters or any fiscal year. We incurred net losses of $11.9 million, $23.5 million, and $27.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We can give no assurance that we will be able to operate profitably in the future.

In each of the 13 years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private and public offerings of our equity securities. Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing. If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. Our cash on hand was $2.2 million on December 31, 2006. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

WE MAY FACE LIQUIDITY CHALLENGES AND NEED ADDITIONAL FINANCING IN THE FUTURE.

We currently expect to be able to fund our working capital requirements from our existing cash and cash flows from operations through at least December 31, 2007. However, we could experience unforeseen circumstances, such as an economic downturn, unforeseen difficulties in manufacturing/ distribution, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain equity or debt financing due to the factors listed above or in order to support our expansion, develop new or enhanced products, respond to competitive pressures, or respond to unanticipated requirements.

We may seek to raise additional funds through private or public sales of securities, strategic relationships , bank debt, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We may expect that obtaining additional financing on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material effect on our business, financial condition and future operating results.

We have substantial indebtedness and we are highly leveraged. As of March 30, 2007, we have total indebtedness of approximately $4.6 million. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay the notes, before maturity or grant security interests on our assets.

Our substantial indebtedness could have significant adverse consequences, including:

        o increasing our vulnerability to general adverse economic and industry conditions,

        o limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements;

        o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

        o placing us at a disadvantage compared to our competitors with less debt and competitors that have better access to capital resources.

WE FACE INTENSE COMPETITION WHICH COULD CAUSE US TO LOSE MARKET SHARE.

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda, Toyota, and Daimler-Chrysler, who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently working to develop, market, and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP Portable Energy line. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop, maintain, and extend our current technology and market position.

CHANGES IN THE MARKET FOR ELECTRIC VEHICLES COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR LOSE POPULARITY.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To-date, demand for and interest in electric vehicles has been sporadic. As a result, growth in the electric vehicle industry depends on many factors, including:

        o  continued development of product technology;

        o  the environmental consciousness of customers;

        o the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;

        o widespread electricity shortages and the resultant increase in electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline; and

        o whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.

We cannot assure you that growth in the electric vehicle industry will continue. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

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

THE FAILURE OF CERTAIN KEY MANUFACTURING AND SUPPLIERS TO PROVIDE US WITH XEBRA(TM) ELECTRIC CARS ABD COMPONENTS COULD HAVE A SEVERE AND NEGATIVE IMPACT UPON OUR BUSINESS.

The Company purchases all of its Xebra electric vehicles from one Chinese manufacturer and we rely on a small group of suppliers to provide us with components for our products, some of whom are located outside of the United States. If the manufacturer or these suppliers become unwilling or unable to provide the Xebra vehicles and components, there are a limited number of alternative manufacturers or suppliers who could provide them. Changes in business conditions, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate could affect our ability to receive the Xebra vehicles and components from our manufaturer and suppliers. Further, it could be difficult to find replacement components if our current suppliers fail to provide the parts needed for these products. A failure by our major suppliers to provide the Xebra vehicles and these components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.

As described elsewhere, we have entered into a contract with a Brazilian automobile manufacturer, OBVIO, for the delivery of 50,000 flex-fuel vehicles in two different models. We may not be able to obtain the vehicles that we expect to obtain from OBVIO because OBVIO is a new developer and manufacturer of automobiles in Brazil and there are many risks associated with its design and manufacturing of cars for us, including, but not limited to, risks associated with the constructing its factory, hiring personnel, acquiring equipment, assembling a network of suppliers and developing the vehicle assembly process. If we cannot get the vehicles from OBVIO that we expect to, our business will be adversely affected.

LITIGATION RISKS.

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed. Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law unfair competition, and intentional and negligent interference with prospective economic advantage. ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

PRODUCT LIABILITY OR OTHER CLAIMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles. Although we have product liability insurance for our consumer products for risks of up to an aggregate of $5,000,000, that insurance may be inadequate to cover all potential product claims. We also carry liability insurance on our automobile products. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot assure you that such claims and/or recalls will not be made in the future.

WE MUST DEVOTE SUBSTANTIAL RESOURCES TO IMPLEMENTING A PRODUCT DISTRIBUTION NETWORK.

Our dealers are often hesitant to provide their own financing to contribute to our product distribution network. As a result, we anticipate that we may have to, provide financing or other consignment sale arrangements for dealers who would like to participate as our regional distribution centers.

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

THE LOSS OF CERTAIN KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS.

As of March 30, 2007, the Company had a total of 50 employees. This is an increase of 19 employees, from 31 at March 30, 2006. The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer or Mr. Starr, our Chairman of the Board, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2013.

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

Our automobile products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and Air Resource Board of the State of California, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. Although the Company had marketed its Smart Car product in the United States, the car must be certified by the California Air Resources Board before it can be sold in California, New York, and three other states. In addition, the two models of our OBVIO products will need to satisfy all regulatory requirements before they can be sold in the United States. The risks, delays, and expenses incurred in connection with such compliance could be substantial.

MANUFACTURING OVERSEAS MAY CAUSE PROBLEMS FOR US.

We have been shifting our manufacturing overseas, including contracting with OBVIO, a Brazilian company, for the manufacture of 50,000 vehicles over three years. All of our Xebra electric vehicles are manufactured in China. There are many risks associated with international business. These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur. A failure to successfully mitigate any of these potential risks could damage our business.

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

RISK OF UNREGISTERED SECURITIES OFFERING.

In the past, we have had numerous sales of our securities which were not registered under federal or state securities laws. We have strived to comply with all applicable Federal and state securities laws in connection with our issuances of unregistered securities. However, to the extent we have not complied, there may be liability for the purchase price of the securities sold together with interest and the potential of regulatory sanctions.

OUR STOCK PRICE AND TRADING VOLUME MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR OUR STOCKHOLDERS.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. See Item 5. Market For Common Equity and Related Shareholder Matters. For example, on December 31, 2004, our stock had a high of $3.35 and on December 31, 2005, it had a low of $0.25. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or about its purchase price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

The sale of a substantial number of shares of our common stock under our registration statements, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

           The chart below contains a summary of our principal facilities

Location                       Use                     Square Feet   Rent
---------------------------    -------------------     -----------   -----------

501 Fourth Street, SR          Corporate Headquarters       20,000   $     - (1)
44720 Main Street,Mendocino    Retail Outlet                 5,507   $     - (2)
2 West Third Street            Main Warehouse               22,000   $  9,000
806 Donahue Street             Vehicle Storage              21,954   $  8,800
3362 &3405 Fulton Road, SR     Office, Automobile Lot       21,780   $  7,000


  (1) Under the terms of the Mortgage, dated March 7, 2003, between the Company and Atocha Land LLC concerning the Fourth Street location, monthly payments of principal and interest amortizing the underlying $2 million debt have commenced on April 7, 2005, with the interest at the prime rate plus 2%. The underlying debt may be converted to ZAP's common shares at Atocha's option. See also below.

  (2) In the second quarter of 2005, ZAP issued 445,442 common shares in exchange for the purchase of real estate. ZAP recorded the common shares at the appraised value of the real estate. Under the terms of the purchase, ZAP is obligated to issue additional common shares for no additional consideration if after 1 year the market price of ZAP's common shares is less than the market price at their date of issuance. The Company has evaluated the potential liability and has accordingly provided an estimate in the financial statements at December 31, 2006.

The Company purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is in downtown Santa Rosa. Over the years it was updated and remodeled by previous owners and the Company. The Company has renovated the building during its ownership with new carpets, paint and remodeled to include a new showroom and conference room. The building and contents are adequately insured in the opinion of management. The Company occupies more than 90 percent of the building. The property tax rate is set at 1 percent per year of the assessed value (currently set at the 2004 appraised value of $2.9 million). The building is being depreciated over a 30 year useful life. The Company has a $2 million convertible note due in March 2025, with annual interest at 7.5%. The Company began making payments in April 2005 of $15,166 per month. The note is payable with equal principal and interest payments over the next 240 months. The note-holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The seller also received common stock and warrants in connection with the transaction. The Company purchased the Mendocino California property in May 2005 which is currently being used as a retail outlet. The net book value of our real estate holdings at December 31, 2006 was approximately $4 million.

The rest of our facilities are leased. The properties located at 3362 and 3405 Fulton Road are rented on a month-by-month basis from ZAP's Chief Executive Officer. The Company plans to continue to rent properties based on the Company's needs. The Company believes these properties are adequate for the Company's foreseeable needs.

It is management's opinion that our insurance policies cover all insurance requirements of the landlords. We own the basic tools, machinery and equipment necessary for the conduct of our repairs, our minimal research and development, and vehicle prototyping activities. We believe that the above facilities are generally adequate for present operations. At present, the manufacturing for the Company is being contracted out as well as certain research and developments projects such as the Lotus Arrangement mentioned earlier.

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

ZAP V. DAIMLER CHRYSLER AG, ET AL., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed. Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law unfair competition, and intentional and negligent interference with prospective economic advantage. ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

JAMES A. ARNOLD, ET AL. V. STEVEN SCHNEIDER, ET AL., Superior Court of California, County of Sacramento, Case No. 02AS02062, filed April 5, 2002, dismissed October 9, 2003, dismissal set aside and referred to Case Management Program March 4, 2004. Plaintiffs seek damages of $71,000 in compensatory damages, $50 per month since April 5, 2002, other charges, interest, and further relief in the court's discretion for breach of contract, promissory estoppel, and fraud. Plaintiffs also seek $750,000 in punitive damages for fraud. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration pursuant to California Code of Civil Procedure section 1141.1. The non-binding arbitration hearing was held on July 27, 2005. The arbitrator award, issued on August 5, 2005, awarded Plaintiffs damages in the amount of $68,290, plus prejudgment interest at the rate of 7%. This amount was awarded against both the Company and Mr. Schneider. Given an admission in the plaintiff's case management conference statement and the decision of the court to refer the matter to non-binding arbitration, the Company believes that the amount in controversy should be less than $50,000, though the complaint asks for more than $71,000 in damages. Trial in Sacramento County Superior Court began on Tuesday, May 2, 2006, at 8:30 a.m., in Department
47. At the trial, the parties agreed to settle this matter upon the following terms: (1) the plaintiff agreed to dismiss the causes of action it had alleged against Mr. Schneider; and (2) RAP Group agreed to (a) pay the plaintiff $20,000 on or before May 31, 2006; (b) pay the plaintiff an additional $20,000 on or before January 5, 2007; (c) provide the plaintiff with whatever ownership documentation (such as titles) it can find in its possession, custody, or control regarding the 43 cars identified by the plaintiff during discovery as being the subject of this litigation; (d) allow the court to enter an order directing that plaintiff may dispose of the vehicles that are the subject of the litigation; and (e) allow the court to enter judgment against it in the amount of $50,000, minus whatever monies have already been paid by RAP Group to the plaintiff, if RAP Group does not timely make either of the payments identified above. Both the plaintiff and RAP Group agreed to execute general mutual releases of all claims arising out of the subject matter of the litigation (pursuant to section 1542 of the Civil Code) and to dismiss with prejudice the complaint and the cross-complaint after performance of the settlement agreement. The plaintiff and RAP Group further agreed that the stipulated settlement will be governed by section 664.6 of the Code of Civil Procedure. RAP Group made the first payment to the plaintiff for $20,000, but did not pay the second payment of $20,000 that was due by January 5, 2007. Plaintiff has therefore moved the court to enter a default judgment against RAP Group for $30,000 pursuant to the terms of the Settlement Agreement. A hearing on that motion for default judgment is scheduled for April 4, 2007 in Sacramento Superior Court.

LEANDRA DOMINGUEZ V. RAP GROUP, INC. DBA THE REPO OUTLET ET. AL., Superior Court of California, County of Sonoma, Case No. SCV-235641, complaint filed October 14, 2004, first amended complaint filed December 15, 2004. Plaintiff has sued The Repo Outlet and Credit West Corporation for negligent misrepresentation, for a violation of the Business and Professions Code Section 17200, for breach of the implied warranty of merchantability under the Magnusson-Moss Act, and for violation of the federal Truth in Lending Act. On January 13, 2005, the RAP Group, Inc. agreed to defend and indemnify Credit West Corporation. At a hearing before the Sonoma County Superior Court on February 23, 2005, the court granted The Repo Outlet's motion to compel arbitration, and on March 8, 2005, the court stayed the court proceeding pending arbitration. The RAP Group, Inc. filed a demand for arbitration with the American Arbitration Association (the "Association") on April 7, 2005, but the parties later stipulated that the arbitration would proceed before JAMS. The Repo Outlet made a Code of Civil Procedure 998 offer to settle and have Dominguez dismiss the matter with prejudice for the sum of $1,001. Because Dominguez failed to timely respond to The Repo Outlet's Section 998 offer, that offer expired on March 2, 2006. The Repo Outlet made another settlement offer of $1,857 to settle this matter as to both defendants on January 8, 2007, but this offer was rejected as plaintiff's counsel seeks to recover all of his attorneys' fees. Although the case was sent to arbitration before JAMS, and set for arbitration in February 2007, on January 9, 2007, The Repo Outlet informed the arbitrator and plaintiff's counsel that it would be ceasing operations and its counsel would be withdrawing as attorneys of record. At a status conference on February 8, 2007, the court was informed that counsel for RAP Group had moved to withdraw for non-payment of fees. The hearing on that motion is set for April 18, 2007. Since that time, Credit West has substituted its own counsel of record, and so RAP Group is no longer tendering a defense to Credit West. The next case management conference is scheduled for April 25, 2007.

VOLTAGE VEHICLES V. AMERICAN ELECTRIC POWER COMPANY, ET AL., Superior Court of California, County of Sonoma, Case No. SCV 236 830. On June 1, 2005, Voltage Vehicles filed suit against American Electric Power Company, CSW Energy Services, Inc., Central and Southwest Corporation, Total EV, Freightquote, LLC, and Central Freight Lines, Inc. A First Amended Complaint was filed August 29, 2005, against the same defendants, asserting causes of action for breach of a written contract of sale against certain defendants, as well as breach of a written contract as a third party beneficiary against all defendants. Voltage Vehicles' First Amended Complaint seeks compensatory damages in the amount of $744,735, prejudgment interest, attorneys' fees, and costs of suit. Defendants CSW Energy Services, Inc. and Central Freight Lines filed demurrers, both of which the court overruled. This matter settled in December, 2006 with payment by defendants CSW Energy Services and American Electric Power Company to Voltage Vehicles of $15,000. All parties agreed to bear their own costs and attorneys fees. All defendants were thereafter dismissed with prejudice on December 27, 2006.

MARIETA CRUZ HANSELL V. ROBERT WARREN JOHNSON, JR., ZAP, ET. AL., Superior Court of California, Case No. SCV-237645. On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson. The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff's claim, and the Company has agreed to defend Mr. Johnson in this matter. The parties are in the process of propounding and responding to discovery. The plaintiff is claiming permanent disability, and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims. This matter is now being handled by alternative counsel for ZAP. According to information received from alternative counsel, the parties have agreed to settle this matter with a payment by the Company and Mr. Johnson to the plaintiff of a total of $70,000. The lawsuit was settled on February 15, 2007 and was dismissed with prejudice.

FIRST CLASS AUTO SALES, INC. D/B/A FIRST CLASS IMPORTS V. VOLTAGE VEHICLES AND ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association. Therein they alleged that Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fees paid to Voltage Vehicles under the agreement, plus interest. In a separate cause of action, Mr. Atkind alleged Voltage Vehicles breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to Voltage Vehicles. Regarding this second claim, Mr. Atkind contended that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company's stock price declined, and he seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received. Concerning both causes of action, First Class Imports and Mr. Atkind alleged that the Company should be held liable as Voltage Vehicles' alleged alter ego. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The first cause of action therein alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties' licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports' purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports. The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above. On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. After selection of an arbitrator, the arbitration was continued several times as the parties discussed settlement. Eventually the parties decided to allow the arbitrator to mediate the dispute, and a mediation was held on January 22, 2007. During the mediation the parties agreed in principle to resolve the dispute via:
(1) Voltage Vehicles' retention of the $100,000 licensing fee; (2) termination of the licensing contract effecting a territorial buyback by Voltage Vehicles of all rights that were granted to First Class Imports in that contract; (3) the Company's provision to Leon Atkind of 47,500 shares of restricted Company stock; and (4) the Company's provision to First Class Imports of two SMART-branded motor vehicles (a 2003 and a 2005 model, each with less than 500 miles on their odometers). Counsel for the Company and Voltage Vehicles have sent a draft settlement agreement to counsel for First Class Imports and Mr. Atkind, who has yet to provide comments in response thereto. Meanwhile, Sonoma County Superior Court has scheduled the next case management conference for April 19, 2007.

ZAP V. NORM ALVIS, ET AL., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by the Company and Rotoblock Corporation ("Rotoblock") as a consultant to perform public relations work on behalf of the Company and Rotoblock. As consideration for Mr. Alvis' consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000. The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefor (i.e. the motor home). The Company is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006. The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home. On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession. The court agreed to set aside the default judgments, but it left intact the writ of possession. The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default. Mr. Alvis has paid the Company the required $1,000. Mr. Alvis then filed (1) an answer denying the Company's allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud. All of Mr. Alvis' claims relate to the two contracts he executed with the Company and Rotoblock. Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefor. For the fraud claim, defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession. On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ. The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ. The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider. The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party. The hearing on Rotoblock's demurrer was heard on March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company's D&O insurer, which has acknowledged receipt of the notice. Discovery is on-going, and the next case management conference is scheduled for April 9, 2007.

DEPARTMENT OF MOTOR VEHICLES V. RAP GROUP, INC., ET AL. This is an administrative proceeding brought by the Department of Motor Vehicles (the "DMV") which is seeking license revocation of the following licenses related to the RAP Group's operations: (1) vehicle verifier license for RAP Group employee Jeff Schneider; (2) sales license for Jeff Schneider; and (3) dealer's license for RAP Group, doing business as Bug Motors and Voltage Vehicles. Settlement with the DMV was reached in late 2006, resulting in the voluntary surrender of RAP Group's dealer license.

ROBERT CHAUVIN; MARY CHAUVIN; RAJUN CAJUN, INC. DBA ZAP OF CARSON CITY, DBA ZAP OF RENO, DBA ZAP OF SPARKS ("ROBERT CHAUVIN, ET AL.") V. VOLTAGE VEHICLES; ZAP; ZAP POWER SYSTEMS INC.; ZAPWORLDCOM; ELLIOT WINFIELD; STEVEN SCHNEIDER; PHILLIP TERRAZZI; MAX SCHEDER-BRESCHIN; RENAY CUDIE; [SIC] AND DOES I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Rajun Cajun") and Voltage Vehicles. The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys' fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000. Defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on January 19, 2007. Chauvin, et al. filed an opposition to that motion on February 16, 2007, and Voltage Vehicles and ZAP filed a reply on March 5, 2007. The matter has now been submitted to the court, and the parties are awaiting a ruling on that motion. It is anticipated that the Motion to Dismiss will be granted as the License Agreement entered into between Rajun Cajun and Voltage Vehicles contains a forum selection clause designating Sonoma County, State of California as the appropriate forum. On February 16, 2007, Robert Chauvin, et al. filed Notices of Intent to Take Default against the individual defendants, with the exception of Renay Cude, and two of the named corporate defendants. In response, on February 22, 2007, named defendants ZAP Power Systems, Inc., ZAPWORLDCOM, Elliot Winfield, Steven Schneider, Phillip Terrazzi, Max Scheder-Breschin, and Renay Cude filed a Motion to Quash Service of Process or Alternatively for Dismissal as the individual defendants were never properly served, and because the two corporate defendants no longer exist. Chauvin, et al. filed an opposition to that motion on March 8, 2007, and the defendants will be filing a reply thereto on March 19, 2007, after which the matter will be submitted to the court for a ruling. On March 5, 2007, Chauvin, et al. filed a Motion for Publication of Summons for each of the five named individual defendants in the underlying matter filed in Nevada. On February 9, 2007 Voltage Vehicles filed a Complaint against Rajun Cajun in the Superior Court of California, County of Sonoma for Declaratory Relief, which asks the Court to declare that the License Agreement does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. (Voltage Vehicles v. Rajun Cajun, et al., Case No. SCV 240179) Rajun Cajun has yet to file an Answer to this Complaint.

ZAP V. INTERNATIONAL MONETARY GROUP,(PATRICK J HARRINGTON PRESIDENT AND CEO) INC., A DELAWARE CORPORATION; MICHAEL C. SHER DBA THE LAW OFFICES OF MICHAEL C. SHER, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court. ZAP sued International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract. ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties' agreement, is seeking to enforce a $500,000 promissory note. ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization. ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized. After being served with the complaint, counsel for IMG and Sher initiated settlement discussions and, in consideration, were given until May 7, 2007 to respond to the complaint. Management has recorded an estimated liability for any potential exposure related to these transactions which is included in the accompanying consolidated balance sheet. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP V. THOMAS C. GRAVER AND AUTO AMERICA GROUP, INC., to be filed in the Northern District of California in March 2007 with claims under the Federal Anti-Cybersquatting Act and for trademark infringement. Graver is the President and Chief Executive Officer of Auto America Group, Inc. ("AAG"). AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006. At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP's federally-registered trademark "zapworld.com." Following discussions regarding a business dispute between Graver, AAG and one of ZAP's business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007. Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to "ZAP Agreement Correspondence" with an apparent link that is not functional. The other ZAP reference is to an article referring to ZAP in a negative light. As Graver has failed to respond to ZAP's cease and desist letters, ZAP anticipates filing suit later this month against Graver and AAG to have the domain name "zapworld.us" transferred to ZAP and for attorneys' fees and damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of shareholders was held on October 17, 2006 to approve the issuance and sale of up to 20,000,000 shares of common stock and up to 6,000,000 securities exercisable or convertible into shares of common stock at below-market prices to private investors. It is estimated that the issuance and sale of these securities may potentially raise between $10 and $15 million in the financing transaction. At present, the Company needs additional capital to continue expanding its current operations. Due to the lack of a quorum of the shareholders at the special meeting on October 17, 2006 the meeting was adjourned and rescheduled for October 31, 2006 where the proper quorum existed and the proposal was approved by 88% of the shareholders. A total of 18,345,530 votes were cast; 16,087,369 for, 1,622,865 against, and 635,296 abstained. Subsequent to December 31, 2006 and as March 30, 2007 the Company has issued $2.7 million of Convertible notes and sold $.9 million of common stock and warrants to qualified investors. Any further equity transactions will depend on the overall stock market price acceptance.

Investment proceeds will be used primarily: (i) to purchase Xebra(TM) vehicles, both sedan and utility trucks from ZAP's Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP's market initiatives. ZAP will also use the proceeds to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP's business plan, and to expand ZAP's efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles and other fuel efficient vehicles.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION
On July 1, 2002, ZAP's stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") under the stock symbol of "ZAPZ." On June 20, 2005, ZAP received approval to list its common stock on the Archipelago Exchange (ArcaEx). This exchange was a facility of the Pacific Exchange (PCXE) and is the nation's first totally open, all-electronic stock exchange. The Company changed its stock ticker symbol used on the ArcaEx from "ZAPZ" to "ZP" on July 7, 2005. On March 7, 2006, the ArcaEx merged with the New York Stock Exchange (the "NYSE") creating the NYSE Arca electronic trading platform.

 On October 31, 2006, ZAP received written notice that its common stock would be suspended from trading on the NYSE Arca effective at the market opening on November 8, 2006. This action was due to ZAP's inability to satisfy the continued listing standards. On November 8, 2006, ZAP's common stock was approved for quotation on the OTC Bulletin Board under the symbol "ZAAP."

                                                     BID PRICE
                                               ---------------------
      PERIOD                                    HIGH           LOW
-------------------                            ------         ------
FISCAL YEAR 2006:
DECEMBER 31, 2006                              $ 1.18         $ 0.79
SEPTEMBER 30, 2006                               1.74           0.69
JUNE 30, 2006                                    2.59           1.12
MARCH 31, 2006                                   1.81           0.28

FISCAL YEAR 2005:
DECEMBER 31, 2005                              $ 1.07         $ 0.26
SEPTEMBER 30, 2005                               1.40           0.96
JUNE 30, 2005                                    3.03           0.93
MARCH 31, 2005                                   3.56           2.35

HOLDERS

We have approximately 3,630 record holders of our common stock as of March 21, 2007, according to a shareholders' list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

DIVIDENDS

We have never declared nor paid any cash dividends on our common stock, and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declaration and payment of cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time. On November 9, 2006, ZAP's Board of Directors approved a 10% stock dividend to be issued, effective February 28, 2007, to all shareholders of record as of February 15, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

The following lists sales of unregistered securities during the last fiscal year that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and
(4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On October 20, 2006, the Company issued 5,000 shares of common stock as payment for sponsorship fees valued at $5,700. On October 20, 2006, the Company issued 2,500 shares of common stock as payment for sponsorship fees valued at $2,850. On October 20, 2006, the Company issued 460,000 shares of common stock, one warrant for the purchase of 33,000 shares at $1.50 per share, and five warrants for the purchase of 320,000 shares at $1.20 for a direct investment in the amount of $460,000 to a group of qualified investors. On November 9, 2006, the Company issued 8,523 shares of common stock as payment for sponsorship fees valued at $7,500. On November 9, 2006, the Company issued 85,000 shares of common stock for consulting services valued at $74,800. On November 10, 2006, the Company issued 600,000 shares of common stock for a direct investment in the amount of $600,000 to a group of qualified investors. On December 5, 2006, the Company issued three 8% convertible notes with par value totaling $1.5 million and three warrants for the purchase of 450,000 shares at $1.10 per share in connection with a direct investment.
On December 12, 2006, the Company issued 106,667 shares of common stock for consulting services valued at $96,000
On December 12, 2006, the Company issued 68,896 shares of common stock to a group of qualified investors to ensure an agreed upon price for the purchase of property. On December 12, 2006, the Company issued 2,202 shares of common stock for professional services valued at $1,916. On December 12, 2006, the Company issued 14,045 shares of common stock for as payment for room rentals valued at $12,500.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:


    o WHETHER THE ALTERNATIVE ENERGY AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
    o OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
    o     OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR
          PRODUCTS;
    o     OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
    o     OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
    o OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
    o     CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
    o OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT, PARTICULARLY THE SECTION CAPTIONED "RISK FACTORS."

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

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2006
Recent Developments

Some of the significant events for the Company that occurred during the year of 2006 and through the date of this report are as follows:

1. We contracted Lotus Engineering to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering's Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.

2. We introduced the new XEBRA a "City Car" available as a 4-door sedan or 2-passenger truck, good for city-speed driving up to 40 MPH and priced about $10,000. ZAP recently introduced another way of improving range and battery life with an optional rooftop solar panel. In 2007, the Company received signed purchase orders for 12,300 electric cars from 20 dealers for approximately $95 million at the recent National Automobile Dealers Association (NADA) annual convention and exposition. This includes a signed purchase order from one electric vehicle company for $79 million.

3. We announced the introduction of a new series of lithium battery packs designed specifically to work with the iPod. Called iZAP, the battery accessories for the iPod are part of a new line of ZAP Portable Energy systems to power a wide range of mobile electronics. The iZAP's Portable Energy(TM) chargers and power packs are designed to work in conjunction with the iPod, including the iPod mini, iPod shuffle, iPod nano and the iPod with video. The iZAP designed for the iPod shuffle can extend listening time up to 60 hours. The new rechargeable power packs can power a wide range of mobile electronics like cell phones, digital cameras, laptops and more.

4. We invested in Obvio! Automotoveiculos S.A., based in Rio de Janeiro, to develop two 'trybrid' high-performance microsports cars for markets across the globe. Lotus Engineering, has been selected by OBVIO for the design of 'trybrid' engines that will run on gasoline, bio-ethanol or natural gas, and other powertrain variants.

5. We began selling a new and improved line of electric scooters such as the ZAPPY (R) 3 Pro and the ZAPPY(R) 3 EZ. In addition, the ZAP BUZZZ All Terrain Vehicle and the ZAP MUD'E Trail Bike have also been introduced into the consumer market place.

6. During the third quarter of 2006, we renegotiated our agreement with Smart Automobile LLC for the Smart Car and were released from any liability by Smart Auto (due to the unavailability of the Smart Car Americanized by ZAP ) and Daimler Chrysler's decision to import Smart Cars into the U.S. in 2008. We recognized other income of $7 million together with the write-off of the license with Smart Auto of $2.3 million. We also decided that after September 30, 2006 we will no longer continue to distribute Smart Cars Americanized by ZAP due to the unavailability of Smart Cars Americanized by ZAP and the conflict with Daimler Chrysler.

CRITICAL ACCOUNTING POLICIES JUDGMENTS AND ESTIMATES

This management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, stock-based compensation, investments, goodwill and intangible assets and income taxes as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2006 and 2005. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation
-------------------

We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Inventories consist primarily of vehicles gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

Deferred Tax Asset Realization
------------------------------

We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


Classification of Financial Instruments with Characteristics of both Liability
------------------------------------------------------------------------------
and Equity
----------

We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 specifies that mandatory redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our detemination of the appropriate classification.

Accounting for Stock-Based Compensation
---------------------------------------

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2006 was $4.1 million, all of which has been recorded in general and administrative expenses. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2,112,270, which is expected to be recognized through December 2009.


On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS " (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our board of directors under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related guidance, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), and amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE ("SFAS 148") . We did not recognize any significant share-based employee compensation costs in our statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123(R), we provided pro forma disclosure of net income
(loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated.

Further details related to our Stock Plans and our adoption of SFAS 123R are provided in Note 1 - Organization and significant accounting policies and Note 13 Stockholders' Equity (Deficit) to our consolidated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

NET SALES for the year- ended December 31, 2006, were $10.8 million compared to $3.6 million for the year 2005 . The increase of $7.2 million or 200% was due to sales of Advanced Technology Vehicles of $8.3 million for the year-ended 2006 versus $432,000 for the year-ended 2005. Sales of the Smart Car Americanized by ZAP accounted for $7.4 million and shipments of the Xebra(TM) Electric vehicles were $737,000. The Company has shipped 342 Smart Cars Americanized by ZAP and approximately 100 Xebra vehicles through December 31, 2006. Due to supply problems with Daimler Chrysler's decision to import Smart Cars in 2008 and interference with ZAP's marketing efforts by Daimler Chrysler AG, et al, in September 2006 the Company discontinued the distribution of the Smart Car Americanized by ZAP. Sales for electric consumer products were $824,000 compared to $624,000 an increase of $200,000 due to the introduction of new electric scooters and All Terrain Vehicles in 2006. Sales for the retail vehicle lot were $1.6 million versus $2.5 million in 2005. The decrease was due to less consumer demand for pre-owned gas vehicles and the transition of the retail lot to include electric vehicles beginning in September 2006.

GROSS PROFIT was $525,000 for the year ended December 31, 2006 compared to $341,000 for the year ended December 31, 2005. The overall increase of $184,000 was primarily due to the sales of advanced technology vehicles which resulted in gross profit of $530,000 in 2006 compared with $9,000 in 2005. Sales of electric consumer products in 2006 resulted in a gross loss of $445,000 versus a profit of $17,000 in 2005. In 2006 the Company provided a reserve for some older consumer products that are slow moving and older models of the product lines. The retail vehicle lot had an increase in gross profit of $440,000 in 2006 versus $303,000 in 2005. The increase was due to product mix with higher margins on certain vehicle models.

SALES AND MARKETING EXPENSES for the year ended 2006 were $1,319,000 as compared to $909,000 in 2005. The increase of $410,000 or 45% in 2006. The higher expense was primarily due to $215,000 for the higher sales salaries, more personnel, higher commissions due to higher sales volume, $175,000 for shows and marketing promotion for attendance at more trade shows and for advertising campaigns for the Xebra(TM) electric vehicles and new consumer products.

GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2006 were $15.5 million as compared to $18.3 million in 2005. The decrease of $2.9 million or 16% was primarily due to: consulting expenses for the year ended December 31, 2006 being less by approximately $10.4 million and legal and professional fees were less by $1.4 million. In the prior year ended 2005,the company incurred a number of one time expenses for legal fees, such as for the Damlier Chrysler lawsuit preparation and various expenses to consultants to identify future funding sources for the Company. Many of these expenses did not result in the use of the Company's cash but was provided for by the issuance of warrants, common stock or stock options. Also in 2005, the Company had recorded favorable adjustments to employee compensation warrants and options. The total of non-cash General and Administrative Expenses was $10.5 million for the year ended December 31, 2005. In the year ended December 31, 2006 the decreases in some expense categories was offset by increases in the following: the expensing of stock options and warrants in accordance with FAS 123R resulted in $3.7 million of expense, the Company also experienced higher expenses for shareholder relations, travel, employee salaries and benefits, higher rents for more warehouse space and higher expenses in many of the other operating expense categories.

RESEARCH AND DEVELOPMENT expense for the year ended December 31, 2006 was $715,000 as compared to $156,000 in 2005. The increase of $559,000 was due to payments to Obvio! Automotoveiculos S.A., based in Rio de Janeiro, to develop two 'trybrid' high-performance microsports cars for markets across the globe. Lotus Engineering, has been selected by OBVIO for the design of 'trybrid' engines that will run on gasoline, bio-ethanol or natural gas, and other powertrain variants. We also invested in a project with Lotus Engineering to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering's Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.

IMPAIRMENT LOSS ON THE SMART AUTOMOBILE LICENSE resulted from the cancellation of the Smart Auto license and distribution agreement during the third quarter of 2006. The expense of $2.2 million represents the write-off of the net book value of the Smart Automobile license, advances for inventory and related equipment.

GAIN ON SETTLEMENT OF SMART AUTO LIABILITY the Company realized a gain of $7.1 million resulting from the discharge of the liability from Smart Auto during the third quarter of 2006. The agreement with Smart Auto was previously cancelled in the second quarter of 2006 with a residual liability of $7.1 million at June 30, 2006. The discharge of the liability was largely due to Smart Auto's inability to supply Smart Cars for ZAP to convert to Smart Cars Americanized by ZAP.

INTEREST EXPENSE, net increased from $17,000 in the year ended December 31, 2005 to $241,000 in 2006. The net increase in interest expense was due to noncash interest expense related to the discount on our Senior Convertible notes.

OTHER INCOME increased from $2.0 million in 2005 to $7.5 million in 2006. The increase is primarily due to the gain on the discharge of the Smart Auto liability of $7 million in 2006. In 2005, other income was primarily derived from the gain on the Fusion warrant liability of $1.5 million.

GAIN (LOSS) ON REVALUATION OF WARRANT LIABILITY decreased from a gain of $2.2 million for the year ended 2005 to a loss of $158,000 in 2006. The decrease was due to a one-time 2005 transaction which accounted for $1.5 million of the difference. It represented the difference between the fair market value of the warrant liability at December 31, 2004 and the fair market value on February 22, 2005, the date when the warrant liability was settled and transferred to equity. The balance for the year ended December 31, 2006 resulted from favorable changes in the value of warrant and put option liabilities.

NET LOSS was $11.9 million for the year ended December 31, 2006 as compared to a loss of $23.5 million for December 31, 2005. The decrease in net losses was due to the gain on the discharge of the Smart Auto liability of $7.1 million during the period. However, the gain was offset by the write-off of the Smart License agreement with related equipment , a decrease in the impairment losses on the Smart License and the expensing of stock options and warrants in accordance with FAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $4.9 and $4.6 million during the years ended December 31, 2006 and 2005, respectively.

Cash used in operations in 2006 was the result of the net loss incurred for the year of $11.9 million, offset by non-cash expenses of $5.1 million. In 2006, non-cash expenses included $4.7 million related to stock-based compensation for consulting and other services, $4.1 million related to stock-based employee compensation, $2.4 million related to the Smart Auto licence and equipment impairment offset by a $7.1 million gain resulting from the settlement of the Smart Auto liabilty. In 2005 the non-cash expenses included the following: the impairment write-down of the Smart Auto license of $5.7 million, charges of $15.9 million for stock based compensation for consulting and employee compensation, a gain on revaluation of warrant liability of $2.2 million and a $1 million allowance established for the past due Smart Automotive LLC note receivable.

The net change in operating assets and liabilities resulted in a cash increase of $2.0 million. The change was primarily due to a decrease in inventory.

Investing activities used cash of $42,000 and $798,000 during the year ended December 31, 2006 and 2005, respectively. In 2005, the Company's investing activities used cash for the acquisition of property and equipment and to acquire a distribution license.

Financing activities provided cash of $5.5 million and $1.6 million during the year ended December 31, 2006 and 2005, respectively.

At December 31, 2006 the Company had cash of $2.2 million as compared to $1.5 million at December 31, 2005. The Company's working capital deficit at December 31, 2006 was $71,000 compared to working capital of $543,000 at December 31, 2005. We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

In September of 2006, the Company signed a Settlement Agreement with Phi-Nest requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C.
Sher), to hold the securities in a depository account. At the same time, the Company entered into an agreement with International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington, a merchant banking company to procure financing for the Company. Michael C. Sher was also acting as IMG's in-house attorney. In return, Phi-Nest received 150,000 shares of the collateral stock for consulting services and forgiveness of a note receivable for $56,000 owed by a principle of Phi-Nest and cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non-cash charges in the accompanying consolidated statement of income.

In January 2005, the Company advanced $1,000,000 to Smart Automobile LLC and Thomas Heidemann (President of Smart Auto LLC) in exchange for a note receivable. The note bears interest at 5% per annum, payable in 24 equal monthly installments beginning January 7, 2006. The loan was secured by an interest in certain Smart Cars owned by Smart Auto LLC. The note was in default as of January 7, 2006 since the Company has not received the required payments and is uncertain if any payments will be received in the future and has therefore established a reserve a $1 million in the event efforts to collect the note are unsuccessful.

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions, can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement had a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP's assets. In September of 2006, the financing facility expired with neither party wishing to continue the agreement. No amounts were outstanding and due under the agreement and all liens placed on behalf of Surge Capital II, LLC have been cancelled.

A special meeting of shareholders was held on October 17, 2006 to approve the issuance and sale of up to 20,000,000 shares of common stock and up to 6,000,000 securities exercisable or convertible into shares of common stock at below-market prices to private investors. It is estimated that the issuance and sale of these securities may potentially raise between $10 and $15 million in the financing transaction. At present, the Company needs additional capital to continue expanding its current operations. Due to the lack of a quorum of the shareholders at the special meeting on October 17, 2006 the meeting was adjourned and rescheduled for October 31, 2006 where the proper quorum existed and the proposal was approved by 88% of the shareholders. As of March 30, 2007 the Company has issued $2.7 million of Convertible notes and sold $900,000 of common stock and warrants to a qualified investor. Any further equity transactions will depend on the overall stock market price acceptance.

Investment proceeds will be used primarily: (i) to purchase Xebra(TM) vehicles, both sedan and utility trucks from ZAP's Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP's market initiatives. ZAP will also use the proceeds to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP's business plan, and to expand ZAP's efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles and other fuel efficient vehicles.

8% Senior Convertible Notes

On December 5, 2006, when the market price of the Company's common stock was $0.89 per share, the Company concluded a private placement to three institutional investors of $1,500,000 of 8% Senior Convertible Notes due December 5, 2008 (the "Notes"). The Notes are convertible at $1.00 per share (the "Conversion Price") into 1,500,000 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The Company also issued to the Investors common stock purchase warrants (the "Warrants"), each immediately exercisable and expiring on December 5, 2011. The Warrants are exercisable to purchase 450,000 shares of the Company's common stock at $1.10 per share. The Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Warrants, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The anti-dilution provided by the Warrants calls for the exercise price of the Warrants to adjust to 110% of the price of any dilutive issuances, on a per share basis. After December 31, 2007 and if the daily volume weighted average price of its common stock is equal to or greater than the Forced Conversion Price (as defined) for 20 trading days occurring during any period of thirty consecutive trading days, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After December 31, 2007, and if the daily volume weighted average price of its common stock is equal to or greater than the $2.20 for 20 trading days occurring during any period of thirty consecutive trading days, the Company has the right to require the exercise of any unexercised Warrants into shares of common stock.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing shares of common stock. If the Company is eligible and elects to pay quarterly interest in stock, the price per share used to calculate the number of shares due for interest will be calculated by reducing the market price of the shares by 5% (as defined).

The Company will use the proceeds from the issuance of the Notes for general working capital purposes and to increase the capacity of its product distribution network.

Under terms of a registration rights agreement, the Company is obligated to file a registration statement within 90 days of the closing date for the resale of the shares of common stock underlying the Notes, the Warrants and any other shares issuable pursuant to the terms of the Notes or the Warrants and to cause the registration statement to become effective within 180 days of the closing date. The Company is also required to maintain the effectiveness of the registration statement until all shares have been sold or may be sold without a registration statement.

In the event the registration statement is not filed within 90 days after the closing or does not become effective within 180 days of the closing, or once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, an amount for such failure, equal to 1% of the aggregate principal amount for each thirty day period in which the registration statement is not filed, effective, or maintained effective. There is no cap on the amount of damages potentially payable by the Company should the registration statement not be filed, declared effective, or maintained effective. At March 30, 2007, the Company has not filed a registration statement pursuant to the registration rights agreement.

If the Company issues additional common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and
(y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date of the Notes, the Investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each Investor's percentage ownership of the Company remains the same.

The Company paid fees of $25,000 related to the Notes. These cash fees have been recorded as Deferred Offering Costs and are being amortized over the life of the Notes.

As a result of the anti-dilution provisions, the Notes are not considered conventional convertible debt under the provisions of Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At December 5, 2006, the date the Notes were issued, the Company valued the derivative at approximately $1,325,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 125.77%, a risk-free interest rate of 4.52%, an expected dividend rate of 0.00%, and a 100% probability of completing additional rounds of equity financing during the two-year term of the derivative. As a result of changes in the market price of the Company's stock between December 4, 2006 and December 31, 2006, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $1,189,000, with the change in valuation being recorded as a credit to other income. The value of the derivative at December 31, 2006 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 124.82%, a risk-free interest rate of 4.82%, an expected dividend rate of 0.00%, and a 100% probability of completing additional rounds of equity financing during the remaining term of the derivative.

Due to the Company's obligation to file, and achieve and maintain effectiveness of the registration statement, the Company has classified the Warrants as a liability. This liability will be marked to market at each balance sheet date with the change in the fair value of the Warrants being recorded as interest expense. The Company valued the Warrants at December 5, 2006 at $0.844 per share using a binomial pricing model with the following assumptions: risk free interest rate of 4.39%; expected dividend rate of 0.00%; volatility of 142.17%; and expected term of 5 years. The fair value of the Warrants at December 5, 2006 was approximately $380,000, which the Company recorded as an additional discount to the Notes with a corresponding credit to a Warrant liability. The anti-dilution provision contained in the Warrants reduces the exercise price but does not increase the number of shares issuable to the warrant holders. The Warrant liability was adjusted to its fair value of $300,000 at December 31, 2006 and the decrease in the Warrant liability was recorded as a credit to other income. The Company valued the Warrants at December 31, 2006 at $0.667 per share using a binomial pricing model with the following assumptions: risk free interest rate of 4.70%; expected dividend rate of 0.00%; volatility of 141.13%; and expected term of 4.93 years.

The aggregate amount of the discount to the Notes related to the note derivative and Warrant liabilities at December 5, 2006 was approximately $1,705,000. As this discount exceeds the face value of the Notes by $205,000, the Company expensed this excess discount to the Notes to interest expense. The Company is amortizing the remaining $1,500,000 discount to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 279% based on the stated interest rate, the amount of amortized discount, and the term of the notes.

The Company will be required to make monthly principal payments, beginning on June 1, 2007, in twelve equal installments; however, the Company will not be obligated to issue its stock in payment of such principal at a price below the lower of $0.75 or the adjusted conversion price in effect. The investors may, however, choose to receive the Company's stock at (but not below) the lower of $0.75 or the adjusted conversion price in effect. If the Company chooses to pay principal with common stock, it will be based on the lower of a 10% discount to the lowest daily Volume Weighted Average Price for any trading day among the immediately preceding ten consecutive trading days and the conversion price in effect on such Principal Payment Date.

Scheduled annual maturities for this long term debt for years ending after December 31, 2006 are as follows: $875,000 - 2007 and $625,000 - 2008.

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

In order to finance our working capital requirements, we require additional financing, but there can be no assurances that we will obtain this capital or that it will be obtained on terms favorable to us. There can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company's shares.

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

SUBSEQUENT EVENTS

In January 2007, the Company received $900,000 through the sale of 700,000 shares of common stock and 2 million warrants to qualified investors.

On January 26, 2007,the Board of Directors extended by five years through July 1,2012, the expiration date of a certain number of the Company's warrants, Series B through K. These warrants were issued for executive incentives and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.20.

On February 20, 2007, ZAP (the "Company") entered in to a Purchase and Amendment Agreement (the "Amendment"), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the "Original Agreement" and as amended by the Amendment, the "Agreement"), with several institutional and accredited investors (the "Purchasers") pursuant to which the Company sold to the Purchasers an additional $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the "Notes") and warrants to purchase 360,000 shares of the common stock of the Company (the "Warrants"), in a private placement. The Transaction closed on February 22, 2007. Gross proceeds from the sale to the Company were $1.2 million, of which $15,000 was paid to one of the Purchasers for expenses incurred in connection with the Transaction.

The Notes bear interest at 8% per year, payable quarterly, and are convertible into shares of the Company's common stock at an original conversion price of $1.00 per share.

The Warrants entitle each Purchaser to purchase a number of shares of common stock equal to thirty percent of the number of shares of common stock that would be issuable upon conversion of the Note purchased by such Purchaser in the Transaction. The Warrants have an initial exercise price of $1.32.

On March 31, 2007 the Board of Directors extended the employment agreements for Mr. Schneider, Mr. Starr and Ms. Cude to October 1, 2013.

On March 26, 2007, ZAP appointed Mr. Amos Kazzaz as its Chief Operating Officer. Prior to joining ZAP, Mr. Kazzaz served as Vice President of Cost Management at United Airlines, Inc. where he oversaw United Airline's operations, process improvement, and cost management. From 2003 to 2006, Mr. Kazzaz served as United Airline's Vice President of Financial Planning and Analysis during which time he accounted for United Airline's planning and analysis function and capital budget. From 2002 to 2004, Mr. Kazzaz served as United Airline's Vice President of the Business Transformation Office, the company's first enterprise project management office, during which time he was responsible for identifying areas of revenue and cost improvements; concurrently, Mr. Kazzaz served as the Chief Operating Officer at Avolar, a subsidiary of United Airlines. He currently sits on the Boards of Directors of Alliant Credit Union, SkyTech Solutions in India, and Integres. Mr. Kazzaz holds a bachelors degree in International Affairs from the University of Colorado and a Masters in Business Administration from the University of Denver.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

ITEM 7.   FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheet of ZAP as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based compensation when it adopted SFAS No. 123(revised 2004),"Share-Based Payments" in accounting for its employee stock-based compensation, applying the modified prospective method effective January 1, 2006.



                                    /s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
                                    -------------------------------------------
                                    San Francisco, California
                                    March 30, 2007

                              ZAP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                        (In thousands, except share data)


                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                        $    2,160
    Accounts receivable, net of allowance of $179                           224
    Inventories                                                           2,347
    Prepaid non-cash professional fees                                      715
    Other prepaid expenses and other current assets                         449
                                                                     ----------
        Total current assets
                                                                          5,895

Property and equipment, net                                               4,466

Other assets:
    Patents and trademarks, net                                              91
    Goodwill                                                                175
    Prepaid non-cash professional fees, less current portion                146
    Deferred offering costs                                                  25
    Deposits and other                                                       18
                                                                     ----------
                                                                     $   10,816
                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current portion of long-term note                                $      104
    Accounts payable                                                        250
    Accrued liabilities                                                   2,703
    Deferred revenue                                                      1,190
    Put option liability                                                    230
    Note derivative liability                                             1,189
    Warrant liability                                                       300
                                                                     ----------
        Total current liabilities                                         5,966

Secured convertible note, less current portion                            1,833
8% Senior convertible notes, net of discount of $1,498                        2
Other long-term debt                                                          5
                                                                     ----------
        Total Liabilities                                                 7,806
                                                                     ----------
Commitments and contingencies

Shareholders' equity:
    Preferred stock; 50 million shares authorized; no par value;
      no shares issued and outstanding                                       --
    Common stock; 100 million shares authorized; no par value;
      38,414,259 shares issued and outstanding                           91,227
    Common Stock issued as loan collateral                               (1,549)
    Accumulated deficit                                                 (86,668)
                                                                     ----------
        Total shareholders' equity                                        3,010
                                                                     ----------
                                                                     $   10,816
                                                                     ==========


See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands; except per share data)


                                                        Year ended December 31
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Net sales                                               $   10,830   $    3,602
Cost of goods sold (exclusive of amortization
  of smart license)                                         10,305        3,261
                                                        ----------   ----------
Gross profit                                                   525          341
                                                        ----------   ----------
Operating expenses:
    Sales and marketing                                      1,319          909
    General and administrative (non-cash of $8,749
      in 2006 and $10,505 in 2005, respectively)            15,452       18,352
    Research and development                                   715          156
    Loss on disposal of equipment                               --           36
    Loss on joint venture investment                            --          372
    Impairment loss on Smart Automobile license,
      fixed assets and goodwill                              2,448        6,022
                                                        ----------   ----------
Total operating expenses                                    19,934       25,847
                                                        ----------   ----------
Loss from operations                                       (19,409)     (25,506)
                                                        ----------   ----------
Other income (expense):
    Gain on settlement of Smart Auto liability               7,051           --
    Gain on revaluation of put-option, warrant and
      note derivative liabilities                              581        1,883
    Interest expense, net (non-cash of $207 and $10
      in 2005, respectively)                                  (241)         (17)
    Other income, net                                          107          143
                                                        ----------   ----------
                                                             7,498        2,009
                                                        ----------   ----------
Loss before income taxes                                   (11,911)     (23,497)

Provision for income taxes                                      (4)          (4)
                                                        ----------   ----------
Net loss                                                $  (11,915)  $  (23,501)
                                                        ==========   ==========
Net loss per share:
Basic and diluted                                       $    (0.31)  $    (0.68)

Weighted average number of common shares outstanding:
Basic and diluted                                           39,021       34,687


See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                                      Common     Notes
                                                 Convertible                                          stock    Receivable
                                               preferred stock         Common stock                   issued     from
                                             -------------------   -------------------  Accumulated  as loan    Share-
                                              Shares     Amount     Shares     Amount     Deficit  collateral   holders     Total
                                             --------   --------   --------   --------   --------   --------   --------    --------
Balance at December 31, 2004                     7.50   $  7,500     29,524   $ 63,616   $(51,252)  $ (3,529)  $    (70)   $ 16,265


Issuance of common stock for:
    Real property and other assets                                      514      1,211                                        1,211
    Inventory                                                           224        235                                          235
    Consulting and other services                                       879      1,405                                        1,405
    Employee compensation                                                38         83                                           83
    Cash                                                                630      1,250                                        1,250
    Repurchased shares from Fusion Capital                             (200)      (500)                                        (500)
    Exercise of warrants and options                                    886        978                                          978
    Investment in joint venture                                          90        248                                          248

Fair value of warrants issued for
  consulting and other services                                                  9,290                                        9,290

Reclassification of warrant liability                                            6,711                                        6,711
Put option liability                                                              (638)                                        (638)
Employee warrants - variable accounting
  adjustment                                                                    (5,438)                                      (5,438)


Proceeds from notes receivable                                                                                       14         14
Net loss                                           --         --         --         --    (23,501)        --         --     (23,501)
                                             --------   --------   --------   --------   --------   --------   --------    --------
Balance at December 31, 2005                     7.50      7,500     32,585     78,451    (74,753)    (3,529)       (56)      7,613

Issuance of common stock for:
    Inventory and other assets                                            5          3                                            3
    Consulting and other services                                     1,786      1,585                   780         56       2,421
    Employee compensation                                               435        388                                          388
    Cash                                                              1,129        876                 1,200                  2,076
    Exercise of warrants and options                                  2,174      2,061                                        2,061
    Settlement of Smart Auto liability          (7.50)    (7,500)       300        405                                       (7,095)


Fair value of warrants and options issued
for:
    Consulting and other services                                                2,278                                        2,278
    Employee compensation                                                        3,662                                        3,662
    Settlement of Smart Auto liability                                             950                                          950
    Reclassification of warrant liability                                          568                                          568

Net loss                                           --         --         --         --    (11,915)        --         --     (11,915)
                                             --------   --------   --------   --------   --------   --------   --------    --------
Balance at December 31, 2006                       --   $     --     38,414   $ 91,227   $(86,668)  $ (1,549)  $     --    $  3,010
                                             ========   ========   ========   ========   ========   ========   ========    ========

See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                        Year ended December 31
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------

Operating activities:
  Net loss                                             $  (11,915)   $  (23,501)
  Items not requiring the current use of cash:
    Gain on settlement on Smart Auto liability             (7,051)           --
    Depreciation and amortization                           1,434         1,426
    Loss on disposal of fixed assets                           --            36
    Impairment write down of Smart Auto license and
      equipment                                             2,191         5,721
    Impairment of goodwill                                     --           301
    Impairment of fixed assets                                257            --
    Loss on investment in joint venture                        --           372
    Gain(Loss)on revaluation of warrant and
      note derivative liabilities                             158        (2,215)
    Gain(Loss)on revaluation of put option liability         (739)          331
    Allowance for doubtful accounts                          (154)         (215)
    Stock-based compensation for consulting and other
      services                                              4,699        15,860
    Stock-based employee compensation                       4,050        (5,355)
    Non-cash interest expense attributable to
      discount on convertible debt                            207            10
    Changes in other items affecting operations:
      Accounts receivable                                     115           224
      Inventories                                            (609)          573
      Advance on Smart car inventory                        1,378           188
      Prepaid expenses                                       (267)           42
      Other assets                                            260            --
      Accounts payable                                         61            39
      Accrued liabilities                                     921         1,464
      Deferred revenue                                        140            75
                                                       ----------    ----------
      Cash used for operating activities                   (4,864)       (4,624)
                                                       ----------    ----------
Investing activities:
  Acquisition of property and equipment                       (77)         (406)
  Proceeds from sale of equipment                              35            --
  Acquisition of distribution license                          --          (268)
  Investment in joint venture                                  --          (124)
                                                       ----------    ----------
      Cash used for investing activities                      (42)         (798)
                                                       ----------    ----------
Financing activities:
  Issuance of common stock                                  2,076         1,250
  Exercise of warrants and options                          2,061           978
  Proceeds from convertible debt, net of
    issuance costs                                          1,475            --
  Payments on long-term debt                                  (93)         (127)
  Payments on note receivable from shareholder                 --            14
  Repurchase of common stock                                   --          (500)
                                                       ----------    ----------
      Cash provided by financing activities                 5,519         1,615
                                                       ----------    ----------

Increase (decrease) in cash and cash equivalents              613        (3,807)

Cash and cash equivalents at beginning of year              1,547         5,354
                                                       ----------    ----------

Cash and cash equivalents at end of year               $    2,160    $    1,547
                                                       ==========    ==========


See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ZAP ("The Company" or "ZAP"), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2006, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

A summary of significant accounting policies is as follows:

Basis of presentation
---------------------

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has incurred net losses of $11.9 million and $23.5 million in 2006 and 2005, respectively. The accumulated deficit at December 31, 2006 was $86.9 million. As described more completely in
Note 18, Subsequent Events, during 2007, the Company raised $1.2 million from the issuance of Senior Convertible notes and sale of common stock to a qualified investor. Management believes this will provide the additional funds needed to sustain operations at expected levels, at least through December 31, 2007. The Company's future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, RAP Group ("RAP"), Voltage Vehicles ("VV"), ZAP Rentals and ZAP Stores for the years ended December 31, 2006 and 2005. On October 1, 2006 RAP surrendered its Dealer Vehicle License and began doing business under the existing Dealer Vehicle License of Voltage Vehicles. All subsidiaries are 100% owned by ZAP. All significant inter-company transactions and balances have been eliminated.

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

Deferred Revenue
----------------

Voltage Vehicles sells licenses to auto dealerships under the ZAP name. The term of the license agreements range from four to five years and among other things, call for the licensee to purchase a minimum number of vehicles from ZAP each year. As of December 31, 2006, the Company has collected a total of $1,230,000 related to these agreements and has classified them as current deferred revenue. The Company's policy is to begin recognizing revenue when they begin delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2006, the Company began recognizing revenue on various license agreements on a straight-line basis over the term of the agreements. The Company has recognized $48,000 of revenue for the year ended December 31, 2006 resulting in an ending balance in deferred revenue of $1,190,000.

Allowance for doubtful accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2006. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company maintains the majority of its cash balances with one financial institution. At times the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories
-----------

Inventories consist primarily of vehicles(gas and electric), parts and supplies, and Finished Goods and are carried at the lower of cost (first-in, first-out method) or market.

Property and equipment
----------------------

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost and is depreciated or amortized using straight-line and accelerated methods over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

               Machinery and equipment                5 years
               Computer equipment and software        3-5 years
               Office furniture and equipment         5 years
               Vehicles                               5 years
               Leasehold improvements                 10 years or life of lease,
                                                      whichever is shorter
               Building and improvements              30 years

Patents and trademarks
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. For each of the years ended December 31, 2006 and 2005, amortization expense was approximately $33,000 and $40,000, respectively.

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

Goodwill
--------

Goodwill results from the Company's acquisition of Voltage Vehicles "VV" in 2002.The Company tests for goodwill impairment annually in December, absent earlier indicators of impairment. The valuation of goodwill is based on the Company's discounted projected cash flows of VV. The valuation of goodwill related to VV indicated that the fair value of goodwill at December 31, 2006 was greater than its carrying value of $175,000.

Investment in Chinese Joint Venture
-----------------------------------

During 2005, the Company invested approximately $372,000 for an 80% interest in a Chinese Joint Venture for the purpose of manufacturing products. The investment consisted of issuing 90,000 shares of common stock valued at $248,000 and $124,000 in cash. However, the joint venture has not begun any manufacturing activity and the Company does not have a date that any profits will be generated by the joint venture and has accordingly established a reserve for the full amount of the investment during the fourth quarter of 2005.

Investment in Obvio
-------------------

We invested in Obvio! Automotoveiculos S.A., based in Rio de Janeiro, to develop two 'trybrid' high performance microsports cars. We recorded research and development expenses of $275,000 and $269,000 during the years ended December 31, 2006 and 2005, respectively, related to this agreement.

Advertising
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $320,000 and $356,000 in the years ended December 31, 2006 and 2005, respectively.

Warranty
--------

The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company also provides a 36 month or 36,000 mile warranty on the Smart Car Americanized by ZAP and 6 month warranties for the Xebra(TM) vehicles. At December 31, 2006, the Company has recorded a warranty liability for $279,000 for estimated warranty obligations (repair costs) for Smart Cars Americanized by ZAP and Xebra vehicles, which is included in accrued liabilities in the accompanying consolidated balance sheet.

Shipping and handling costs
---------------------------

Shipping and handling costs have been included in cost of goods sold.

Research and development
------------------------

Research and product development costs are expensed as incurred.

Income taxes
------------

The Company accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, operating loss and tax credit carry-forwards and are measured using the currently enacted tax rates and laws. The Company has made no provision for income taxes except for the minimum state tax due in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on its deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

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

Risks and uncertainties (major supplier)
----------------------------------------

The Company currently relies on one manufacturer, Shandong Jindalu Vehicle Co., LTD of China ("Shandong") to supply 100% of Xebra(TM) Electric Vehicles. If Shandong is unable to supply electric vehicles and the Company is unable to obtain alternative sources of supply for these products and services, the Company might not be able to fill existing backorders and/or to sell more Xebra(TM) Electric Vehicles.

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

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company's actual forfeiture rate is materially different from its estimate, the Company's share-based compensation expense could be significantly different from what the Company has recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2006 totaled $4,050,000, all of which has been recorded in general and administrative expenses. As of December 31, 2006, the total unrecognized stock-based compensation balance for unvested options was $2,112,270, which is expected to be recognized through December 2009.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards " (FSP 123(R)-3). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on the Company's results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options represents the period that the Company's stock-based awards are expected to be outstanding based on the simplified method provided in SAB 107. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatilities of the Company's stock. The expected dividend yield is zero, as the Company does not anticipate paying cash dividends in the near future. During the year ended December 31, 2006, the Company used a forfeiture rate of 3% based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options that have not vested. The following assumptions were used to determine stock-based compensation during the year ended December 31, 2006:

                                                    Twelve months
                                                        ended
                                                     December 31,
                                                         2006
                                                    --------------
             Expected term (in years)                         6.0
             Volatility                             134.0 - 154.4%
             Risk-free interest rate                  4.63 - 5.21%
             Dividend yield                                  0.00%

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18 Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its Board of Directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123R, the Company provided pro forma disclosure of net loss applicable to common stockholders as if the fair-value-based method defined in SFAS 123 had been applied to employee stock options and purchase rights. In the pro forma information for periods prior to 2006, the Company accounted for pre-vesting forfeitures as they occurred. The Company's operating results for prior periods have not been restated. The following table illustrates the effect on net loss per share applicable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

                                                                     2005
                                                                  ----------
        Net loss attributable to common
        shareholders, as reported                                 $  (23,501)

        Add: Stock-based employee compensation expense
        and variable accounting adjustments to modified
        warrants included in reported net loss, net of
        related tax effects                                           (5,438)

        Less: Stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects, and variable
        accounting adjustment related to modified warrants            (1,609)
                                                                  ----------
        Pro forma net loss attributable to common
        shareholders                                              $  (30,548)
                                                                  ==========
        Net loss per share attributable to common shareholders:

             As reported                                          $    (0.68)
                                                                  ==========
             Pro forma                                            $    (0.88)
                                                                  ==========

The vesting of all unvested employee stock options will be accelerated upon the occurrence of a change of control of the company.

Upon adoption of SFAS 123(R), we continued estimating the value of stock option awards on the date of grant using the Black-Scholes option pricing model (Black-Scholes Model). The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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


Net loss per share
------------------

On November 9, 2006, ZAP's Board of Directors approved a 10% stock dividend to be issued effective February 28, 2007, to all shareholders of record as of February 15, 2007. As a result of the stock dividend, approximately 3.9 million shares were issued to shareholders. The number of shares and loss per share amounts included in these financial statements has been adjusted for all periods presented to reflect the stock dividend.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted loss per common share is similar to the computation of basic net loss per share except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share were the same for the two years ended December 31, 2006 and 2005. Options, warrants and convertible debt for 64,770,809 shares and 59,432,000 shares were excluded from the computation of loss per share at December 31, 2006 and 2005, respectively, as their effect is anti-dilutive. Common shares issued as collateral for a loan that has not been finalized totaling 1.292 million and
2.941 million shares have been excluded from the weighted average number of shares outstanding for 2006 and 2005, respectively.

Recent accounting pronouncements
--------------------------------

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN No.48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on its financial position and results of operations.

On December 21, 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payments become probable and can be reasonably estimated. This FSP is effective for companies with fiscal years ending on or after December 15, 2006. The Company is currently assessing the impact that this FSP may have in its financial statements.

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

Under the agreement ZAP was SA's exclusive distributor and licensee of the right to manufacture and distribute Smart cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP will pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 Smart Cars, and $8 million was paid in ZAP preferred stock.

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

The Company recorded the cost of the Smart Automobile license at $10.6 million, based on: 1) the $10 million the Company paid to SA as consideration for a Purchase, License and Supply Agreement dated April 19, 2004; and 2) the fair value of five-year warrants issued under the Agreement for the purchase of 505,000 common shares at $2.50 per share and expiring in July 1, 2009. The warrants were valued at $1.16 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 4.5 years; and volatility of 229.43%.

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

In June 2006, ZAP agreed in principle to amend its agreement with SA that was originally signed in April 2004. As a result, SA returned to ZAP all of the remaining preferred shares, or 7,500 preferred shares valued at $7.5 million, in exchange for, among other things, 300,000 common shares valued at $405,000 and 1 million warrants with an exercise price of $1.75 per share, valued at $950,000 using the Black-Scholes option pricing model. In addition, ZAP's obligation to pay accrued license fees of $906,000 at June 30, 2006 was canceled. As a result, ZAP recorded a liability to SA of $7 million at June 30, 2006.

In September 2006, the Company further amended and renegotiated its agreement with SA for the Smart Car, due to the unavailability of Smart Cars and Daimler-Chrysler's announcement to begin selling Smart Cars in the U.S. in 2008. This negotiation superseded all previous license and other distribution or asset agreements between ZAP and SA. The renegotiated agreement released ZAP from any remaining obligations to SA under its previous agreements and any liability to SA and resulted in the reversal of the $7 million liability owed and the corresponding recognition of $7 million in other income. The Company also recognized an impairment loss on the remaining value of the license with SA of approximately $2.2 million. Amortization expense of the license was $1,056,000 and $1,059,000 for the years ended December 31, 2006 and 2005. As of September 30, 2006, the Company no longer distributes Smart Cars.

NOTE 3 - INVENTORIES

Inventories at December 31, 2006 are summarized as follows (thousands):

        Vehicles-conventional                                     $      209
        Advanced technology vehicles                                   1,472
        Parts and supplies                                               425
        Finished goods                                                   759
                                                                  ----------
                                                                       2,865
        Less - inventory reserve                                        (518)
                                                                  ----------
                                                                  $    2,347
                                                                  ==========

Inventory reserve policy

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

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2006 are as follows (in thousands):

        Balance as of January 1, 2006                             $      180
        Provision for slow moving inventory                              338
        Write-off of slow moving inventory                                --
                                                                  ----------
        Balance as of December 31, 2006                           $      518
                                                                  ==========

Note 4 - NOTE RECEIVABLE SMART AUTOMOBILE LLC

In January 2005, the Company advanced $1 million to Smart Automobile, LLC and Thomas Heidemann (President of Smart Automobile, LLC) in exchange for a note receivable. The note is secured by an interest in certain equipment owned by Smart Automobile, LLC, and bears interest at 5% per annum and is payable in 24 equal monthly installments beginning January 7, 2006. The note is in default as of December 31, 2006 and to date the Company has not received any of the required payments. At this time it is uncertain if any of the scheduled payments will be received in the future, or if Smart Automobile has cash resources to repay the loan. Accordingly, the Company has discontinued recording any interest income and has established a reserve of $1 million. The Company has also named Smart Automobile LLC as a party in its lawsuit against Daimler Chrysler AG (See
Note 15).

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 are summarized as follows
(thousands):

        Land                                                      $    1,078
        Buildings and improvements                                     3,222
        Machinery and equipment                                          218
        Computer equipment and software                                  209
        Office furniture and equipment                                    98
        Leasehold improvements                                             9
        Vehicles                                                         523
                                                                  ----------
                                                                       5,357
        Less - accumulated depreciation and amortization                 891
                                                                  ----------
                                                                  $    4,466
                                                                  ==========

The land and building and certain equipment, with a net book value of $2,800,000 at December 31, 2006, are pledged as security for certain indebtedness (see Note
7). Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was approximately $345,000 and $327,000, respectively.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 consisted of the following (in thousands):

        Accrued professional fees                                 $    1,244
        Accrued payables                                                 286
        Customer deposits                                                315
        Warranty obligation                                              279
        Other accrued expenses                                           579
                                                                  ----------
                                                                  $    2,703
                                                                  ==========

NOTE 7 - DEBT

CONVERTIBLE SECURED NOTE

The Company has a $2 million convertible note due in March 2025, with annual interest at 2% through March of 2005, and thereafter at the prime rate (as defined) plus 2%. Payments started on April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company's new corporate headquarters and is secured by this property. The note has a balance of $ 1,937,000 at December 31, 2006. Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $104,000 - 2007; $104,000 - 2008; $104,000 - 2009; $104,000
- 2010; $104,000 - 2011; and $1,422,000- thereafter.

8% SENIOR CONVERTIBLE NOTES

On December 5, 2006, when the market price of the Company's common stock was $0.89 per share, the Company concluded a private placement to three institutional investors of $1,500,000 of 8% Senior Convertible Notes due December 5, 2008 (the "Notes"). The Notes are convertible at $1.00 per share (the "Conversion Price") into 1,500,000 shares of the Company's common stock, subject to anti-dilution adjustments should the Company issue common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The Company also issued to the Investors common stock purchase warrants (the "Warrants"), each immediately exercisable and expiring on December 5, 2011. The Warrants are exercisable to purchase 450,000 shares of the Company's common stock at $1.10 per share. The Warrants provide for anti-dilution and other adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Warrants, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The anti-dilution provided by the Warrants calls for the exercise price of the Warrants to adjust to 110% of the price of any dilutive issuances, on a per share basis. After December 31, 2007 and if the daily volume weighted average price of its common stock is equal to or greater than the Forced Conversion Price (as defined) for 20 trading days occurring during any period of thirty consecutive trading days, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After December 31, 2007, and if the daily volume weighted average price of its common stock is equal to or greater than the $2.20 for 20 trading days occurring during any period of thirty consecutive trading days, the Company has the right to require the exercise of any unexercised Warrants into shares of common stock.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing shares of common stock. If the Company is eligible and elects to pay quarterly interest in stock, the price per share used to calculate the number of shares due for interest will be calculated by reducing the market price of the shares by 5% (as defined).

The Company will use the proceeds from the issuance of the Notes for general working capital purposes and to increase the capacity of its product distribution network.

Under terms of a registration rights agreement, the Company is obligated to file a registration statement within 90 days of the closing date for the resale of the shares of common stock underlying the Notes, the Warrants and any other shares issuable pursuant to the terms of the Notes or the Warrants and to cause the registration statement to become effective within 180 days of the closing date. The Company is also required to maintain the effectiveness of the registration statement until all shares have been sold or may be sold without a registration statement.

In the event the registration statement is not filed within 90 days after the closing or does not become effective within 180 days of the closing, or once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, an amount for such failure, equal to 1% of the aggregate principal amount for each thirty day period in which the registration statement is not filed, effective, or maintained effective. There is no cap on the amount of damages potentially payable by the Company should the registration statement not be filed, declared effective, or maintained effective. At March 30, 2007, the Company has not filed a registration statement pursuant to the registration rights agreement.

If the Company issues additional common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a Registration Statement is declared effective by the SEC and
(y) the two
year anniversary of the issue date and 2) the six month anniversary of the issue date of the Notes, the Investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each Investor's percentage ownership of the Company remains the same.

The Company paid fees of $25,000 related to the Notes. These cash fees have been recorded as Deferred Offering Costs and are being amortized over the life of the Notes.

As a result of the anti-dilution provisions, the Notes are not considered conventional convertible debt under the provisions of Emerging Issues Task Force
(EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company further determined that the conversion feature is subject to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is an embedded derivative which should be bifurcated and accounted for separately. Accordingly, the fair value of the derivative was accounted for at inception as a discount to the face value of the Notes and a corresponding liability, and will be marked to market at each balance sheet date with the change in the fair value of the derivative being recorded as interest expense. At December 5, 2006, the date the Notes were issued, the Company valued the derivative at approximately $1,325,000 using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 125.77%, a risk-free interest rate of 4.52%, an expected dividend rate of 0.00%, and a 100% probability of completing additional rounds of equity financing during the two-year term of the derivative. As a result of changes in the market price of the Company's stock between December 4, 2006 and December 31, 2006, the decrease in the remaining life of the derivative, and changes in other assumptions, the Company's valuation of the derivative decreased to approximately $1,189,000, with the change in valuation being recorded as a credit to other income. The value of the derivative at December 31, 2006 was again determined using a binomial pricing model to estimate future stock prices, assuming historical stock price volatility of 124.82%, a risk-free interest rate of 4.82%, an expected dividend rate of 0.00%, and a 100% probability of completing additional rounds of equity financing during the remaining term of the derivative.

Due to the Company's obligation to file, and achieve and maintain effectiveness of the registration statement, the Company has classified the Warrants as a liability. This liability will be marked to market at each balance sheet date with the change in the fair value of the Warrants being recorded as interest expense. The Company valued the Warrants at December 5, 2006 at $0.844 per share using a binomial pricing model with the following assumptions: risk free interest rate of 4.39%; expected dividend rate of 0.00%; volatility of 142.17%; and expected term of 5 years. The fair value of the Warrants at December 5, 2006 was approximately $380,000, which the Company recorded as an additional discount to the Notes with a corresponding credit to a Warrant liability. The anti-dilution provision contained in the Warrants reduces the exercise price but does not increase the number of shares issuable to the warrant holders. The Warrant liability was adjusted to its fair value of $300,000 at December 31, 2006 and the decrease in the Warrant liability was recorded as a credit to other income. The Company valued the Warrants at December 31, 2006 at $0.667 per share using a binomial pricing model with the following assumptions: risk free interest rate of 4.70%; expected dividend rate of 0.00%; volatility of 141.13%; and expected term of 4.93 years.

The aggregate amount of the discount to the Notes related to the note derivative and Warrant liabilities at December 5, 2006 was approximately $1,705,000. As this discount exceeds the face value of the Notes by $205,000, the Company expensed this excess discount to the Notes to interest expense. The Company is amortizing the remaining $1,500,000 discount to interest expense using the effective interest method prescribed by APB Opinion No. 21, Interest on Receivable and Payables, over the life of the Notes. The effective interest rate on these notes is approximately 279% based on the stated interest rate, the amount of amortized discount, and the term of the notes.

The Company will be required to make monthly principal payments, beginning on June 1, 2007, in twelve equal installments; however, the Company will not be obligated to issue its stock in payment of such principal at a price below the lower of $0.75 or the adjusted conversion price in effect. The investors may, however, choose to receive the Company's stock at (but not below) the lower of $0.75 or the adjusted conversion price in effect. If the Company chooses to pay principal with common stock, it will be based on the lower of a 10% discount to the lowest daily Volume Weighted Average Price for any trading day among the immediately preceding ten consecutive trading days and the conversion price in effect on such Principal Payment Date.

Scheduled annual maturities for this long term debt for years ending after December 31, 2006 are as follows: $875,000 - 2007 and $625,000 - 2008.

NOTE 8 - REVOLVING FINANCING FACILITY

In September 2005, the Company signed a $425 million revolving financing facility with Surge Capital II, LLC that, subject to certain conditions can be used by ZAP to import Smart Cars Americanized by ZAP and other advanced transportation vehicles for ZAP dealers. The financing agreement has a term of one year, but may be extended upon agreement by both parties. The financing is based on orders ZAP receives from dealers who must be approved in advance by Surge Capital II, LLC and is secured by a first lien on substantially all of ZAP's assets. In September of 2006 the financing facility expired with neither party wishing to continue the agreement. No amounts were outstanding and due under the agreement. All of the previous liens by Surge Capital II, LLC on the assets of the Company have been cancelled.

NOTE 9 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                         2006          2005
                                                      ----------    ----------

        Computed expected tax expense                 $   (4,057)   $   (7,991)
        Losses and credits for which no benefits
           have been recognized                            2,800         8,505
        Stock grants and warrants not deductible
           for income tax purposes                         1,244          (510)
        Other                                                 17
                                                      ----------    ----------
                                                      $        4    $        4
                                                      ==========    ==========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 is presented below:

                                                                     2006
                                                                  ----------
        Deferred tax assets:
             Net operating loss carryovers                        $   25,492
             Other                                                     1,737
                                                                  ----------

        Total gross deferred tax assets                               27,229
        Valuation allowance                                          (27,229)
                                                                  ----------
        Net deferred tax assets                                   $        0
                                                                  ==========


The net change in the valuation allowance for the year ended December 2006 was an increase of $3.8 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2006, the Company had federal tax net operating loss carryforwards of approximately $60.6 million, which will expire in the years 2012 through 2026. The Company also has federal research and development credit carryforwards as of December 31, 2006 of approximately $130,000, which will expire in the years 2012 through 2026. State tax net operating loss carryforwards were approximately $53.1 million as of December 31, 2006. The state net operating loss carryforwards will expire in the years 2012 through 2017.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code. Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership charge" for tax purposes as defined in the Internal Revenue Code Section 382.

NOTE 10 - STOCK OPTIONS

During 2002 as part of the confirmed plan of reorganization, ZAP adopted an Incentive Stock Option Plan ("2002 Plan"). During 2006, ZAP adopted a new Incentive Stock Option Plan ("2006 Plan").

Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 2006, 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The numbers of shares available for grant under the 2006, 2002 and 1999 Plans are 4,000,000, 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2006 and 2005 generally become exercisable as they vest over a three year period, and expire ten years after the date of grant.

Option activity under the 2006, 2002 and 1999 plans is as follows (thousands):

                                        2006 Plan                 2002 Plan                  1999 Plan
                                   -------------------       -------------------       -------------------
                                              Weighted                  Weighted                  Weighted
                                               Average                   Average                   Average
                                    Number    Exercise        Number    Exercise        Number    Exercise
                                   of Shares    Price        of Shares    Price        of Shares    Price
                                   --------   --------       --------   --------       --------   --------
Outstanding at January 1, 2005           --         --          4,884   $   1.02            159   $   1.20
Granted                                  --         --          1,668       1.07             --         --
Exercised                                --         --            (10)      0.25             --         --
Canceled                                 --         --           (280)      0.92             (4)      1.20
                                   --------   --------       --------   --------       --------   --------
Outstanding at December 31, 2005         --         --          6,262       1.04            155       1.20
Granted                               1,367   $   0.92            612       0.57            208       1.11
Exercised                                --         --           (619)      0.34             --         --
Canceled                                 --         --           (400)      1.07             --         --
                                   --------   --------       --------   --------       --------   --------
Outstanding at December 31, 2006      1,367   $   0.92          5,855   $   0.99            363   $   1.15
                                   ========   ========       ========   ========       ========   ========


The weighted average fair value of options granted during the years ended December 31, 2006 and 2005 was $0.57 and $1.06, respectively.

The following information applies to options outstanding at December 31, 2006:
(backup as exhibit 7)

                                            2006 Plan        2002 Plan        1999 Plan
                                          -------------    -------------    -------------
Range of exercise prices                  $1.03 - $0.88    $2.80 - $0.25    $1.20 - $1.11
Weighted average remaining life (years)        8.92             7.03             7.67
Options exercisable                          178,056         4,128,360         155,000
Weighted average exercise price               $0.92            $0.99            $1.15


The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               2006                2005
                                         ----------------    ----------------
Dividends                                      None                None
Expected volatility                       134.00 - 154.43%   151.10 - 221.37%
Risk free interest rate                    4.63 - 5.21%        3.71 - 4.65%
Expected life                            0.50 - 6.5 years    1.25 - 9.9 years

At December 31, 2006, the Company has outstanding stock options for employees to purchase 2,183,833 shares and for directors to purchase 5,464,289 shares, at exercise prices ranging from $0.25 to $2.80.

NOTE 11 - COMMITMENTS

The Company presently rents its warehouse. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company leases the location of its car outlet and another warehouse from the Company's CEO (see Note 14). Rent expenses were approximately $300,000 and $484,000 in 2006 and 2005, respectively.

NOTE 12 - SHAREHOLDERS' EQUITY

While the Company was in the process of amending and restating its articles of incorporation, the Secretary of State of California noted that the confirmed plan of reorganization of June 20, 2002, did not authorize the Board to designate its preferred shares, so the Board amended the articles through shareholder vote to grant the Board this authority. The record date for this vote was September 30, 2004. The Amended and Restated Articles of Incorporation provide, among other things, for the authorization of the Company to issue 100,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, as well as for the elimination of all prior classes and series of preferred stock. The Board of Directors was further authorized, subject to limitations prescribed by law, to fix the designations, determinations, powers, preference and rights, and the qualifications, limitations or restrictions thereof, of any wholly un-issued series of Preferred Stock.

Stock Dividend
--------------

On November 9, 2006, ZAP's Board of Directors approved a 10% stock dividend to be issued, effective February 28, 2007, to all shareholders of record as of February 15, 2007.

Common stock
------------

2006 ISSUANCES

STOCK ISSUED FOR ASSETS

In 2006, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2006, 4,441 shares with value of $3,230 were issued for purchase of inventory and certain assets. In 2005, under the terms of the purchase of a building, the Company was obligated to issue additional shares of common stock for no additional consideration if at the end of at least one year the market price of ZAP's common shares was less than the market price of the date of issuance. At December 31, 2006, the remaining put option liability related to a land purchase was recorded at $230,105, to reflect the remaining amount due to the seller.

STOCK ISSUED FOR SERVICES. In 2006, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2006, the Company issued grants for 2,436,000 shares, including 650,000 collateral shares, as consideration under agreements for consulting, legal and other services. The Company also issued 435,000 shares for employee compensation.

STOCK ISSUED FOR CASH. During 2006, the Company raised $2.076 million in cash through the issuance of 2,129,000 shares of common stock, including 1,000,000 shares of collateral stock. In addition, the Company issued 2,173,870 shares for $2,060,000 upon exercises of options and warrants.

2005 ISSUANCES

STOCK ISSUED FOR ASSETS. In 2005, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2005, 455,442 shares with value of $1.1 million were issued for purchase of real estate. ZAP recorded the common shares at the appraised value of the real estate. Under the terms of the purchase, ZAP is obligated to issue additional common shares for no additional consideration if at the end of at least 1 year the market price of ZAP's common shares is less than the market price at their date of issuance.

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

STOCK ISSUED FOR CASH. During 2005, the Company raised $1.25 million in cash through the issuance of 630,000 shares of common stock and three warrants to an investor. Each of the three warrants is exercisable for five years and is exercisable for 300,000 shares of common stock at initial exercise prices of $2.50, $3.25 and $4.00 per share. In addition, the Company issued 885,510 shares for $978,000 upon exercises of options and warrants.

STOCK ISSUED FOR INVESTMENT. During 2005, the company issued 90,000 shares for an investment stake in a Chinese joint venture.

STOCK ISSUED AS COLLATERAL - In January 2003, the Company entered into a Loan Agreement with Mercatus Partners LLP ("Mercatus") and issued 2, 941,176 common shares to Mercatus as collateral for a $1 million loan that never funded. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. The shares were reported as lost to the Company in December 2003 and in December 2004, the shares were reissued to Mercatus who then assigned the shares and their interests to Phi-Nest Fund, L.P. ("Phi-Nest") as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing Phi-Nest to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of the 500,000 shares and the collateralized shares were reduced to 2,441,176 shares. Phi-Nest did not provide the $1 million loan. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account. At the same time, the Company entered into an agreement with International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington, a merchant banking company to procure financing for the Company. Michael C. Sher was also acting as IMG's in-house attorney. In return, Phi-Nest received 150,000 shares of the collateral stock for consulting services and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non-cash charges in the accompanying consolidated statement of income. In September, the Board of Directors approved the sale of 500,000 shares of the collateral stock to a qualified investor for $500,000. In October 2006, the qualified investor transferred $500,000 directly to IMG who in turn was to transfer the proceeds to the Company after the Company authorized Michael C. Sher to release 500,000 shares of the collateral stock. In October, IMG required the Company to sign a $500,000 note and represented that they would not enforce the note based on other agreements with the Company and in return IMG transferred $487,500 in net proceeds to ZAP for the 500,000 shares of collateral stock previously issued to the qualified investor. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to IMG and 250,000 shares of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense in the accompanying consolidated statement of operations. At December 31, 2006, there were 1,291,176 shares remaining in collateral stock held by Michael C. Sher. In January 2007, IMG provided the Company with a notice of default on the $500,000 alleged note obligation. In addition, Michael C. Sher has refused to release the remaining 1,291,176 shares of collateral stock to the Company due to a dispute over the alleged debt obligation with IMG. In February 2007, the Company filed suit to have the collateral stock returned ( See Note 15) ZAP v. International Monetary Group, Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277) for a detailed discussion. Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.


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

On June 19, 2006, Smart Automobile LLC returned to the Company all the remaining shares of preferred stock with a carrying value of $7.5 million in exchange for 300,000 shares of common stock valued at approximately $400,000, one million warrants with a strike price of $1.75 valued at approximately $950,000. See Note 2, Smart Auto License and Distribution Fee, for further discussion on this transaction.

Warrants

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

The Board of Directors has also established the following restricted classes of warrants: Series $1.10, Series $1.50, Series $1.75, Series $2.00, Series $2.50, Series $3.05, Series $3.25, Series $3.50, Series $4.00, Series $4.05, Series $4.50, Series $4.75, Series $5.00, and Series $5.50, with various expiration periods.

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

Total warrants outstanding at December 31, 2006 are summarized as follows (in thousands):
                                      Number of    Exercise    Expiration
                                       Warrants      Price       Dates
                                       --------      -----       -----
        Series B-Unrestricted             4,200       1.20       7-1-07
        Series B-2-Restricted            13,588       1.20       7-1-07
        Series C-Unrestricted             6,898       5.00       7-1-07
        Series C-2-Restricted             1,551       5.00       7-1-07
        Series D-Unrestricted             7,438       8.00       7-1-07
        Series D-2-Restricted             1,351       8.00       7-1-07
        Series K-Unrestricted             4,040       1.00       7-1-07
        Series K-2-Restricted             6,236       1.00       7-1-07
        $1.10 Warrants Restricted           540       1.10       various
        $1.50 Warrants Restricted         1,763       1.50       various
        $1.75 Warrants Restricted         1,000       1.75       6-18-08
        $2.00 Warrants Restricted           350       2.00       various
        $2.50 Warrants Restricted         2,440       2.50       7-7-09
        $3.05 Warrants Restricted         1,125       3.05       2-15-08
        $3.25 Warrants Restricted           300       3.25       various
        $3.50 Warrants Restricted           500       3.50       7-20-09
        $4.00 Warrants Restricted           330       4.00       2-15-08
        $4.05 Warrants Restricted           563       4.05       2-15-08
        $4.50 Warrants Restricted           500       4.50       7-20-09
        $4.75 Warrants Restricted           563       4.75       2-15-08
        $5.00 Warrants Restricted           749       5.00      12-10-07
        $5.50 Warrants Restricted           500       5.50       7-20-09
                                       --------
                                         56,525
                                       ========

See Note 18 - Subsequent events for additional information relating to the outstanding warrants at December 31, 2006.

Replacement Warrants
--------------------

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

Modified warrants
-----------------

On November 8, 2004, the Company repriced the B and B-2 warrants; and extended the terms of the B and B-2 and the C and C-2 warrants. The exercise price of the B and B-2 warrants was reduced from $1.26 per share to $1.20 per share, and the expiration dates of the B and B-2 and the C and C-2 warrants were extended from January 1, 2005 to July 1, 2007. On December 2, 2004, the C and C-2 warrants were temporarily repriced from $5.00 per share to $3.25 per share for 30 days. As result of the repricing of the B and B-2 and C and C-2 warrants, the warrants held by current employees are accounted for using the variable method of accounting under APB No. 25 and FIN 44. Accordingly, the intrinsic value of the employee warrants at December 31, 2004 and 2005 was used to calculate compensation expense for each year, and resulted in an additional compensation charge of $2.9 million, or a total of $5.4 million for 2004, and a reduction of compensation expense of $5.4 million for 2005. The fair value of warrants held by consultants currently providing services to the Company was calculated at November 8, 2004, and resulted in an adjustment of $2.2 million to prepaid professional fees. The prepaid professional fees are being charged to expense over the terms of the related consulting agreements. The fair value of the consultant warrants at November 8, 2004 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 2.7 years; and volatility of 228.9%. For warrants held by investors and by consultants no longer providing services, there was no accounting consequence resulting from the repricing and term modifications.

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

Warrants issued in 2006
-----------------------

During 2006 the Company issued warrants in connection raising capital and settlement of the Smart Auto liability. In addition, during 2006 the Company issued warrants to purchase an aggregate of 4,191,272 shares of its common stock under agreements with vendors, employees, and consultants to perform legal, financial, business advisory and other services. The warrant grants to vendors and consultants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

                                            Low                    High
                                           -----                  ------
        Exercise price per share           $1.00                  $ 2.00
        Market price                        0.32                    2.08
        Assumptions:
            Expected dividend yield           0%                      0%
            Risk free rate of return        4.9%                   2.02%
            Contractual life            8 months                 5 years
            Volatility                     134.2                   143.6
            Fair market value     $.06 per share         $1.21 per share

Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $2.3 million attributable to the warrants issued to vendors and consultants at the date of grant during 2006.

Warrants issued in 2005
-----------------------

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

                                            Low                    High
                                           -----                  ------
        Exercise price per share           $1.00                  $ 4.75
        Market price                         .80                    3.41
        Assumptions:
            Expected dividend yield           0%                      0%
            Risk free rate of return       2.87%                    4.3%
            Contractual life             .5 year              6.92 years
            Volatility                      137%                    211%
            Fair market value               0.29                    2.13


Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $13.6 million attributable to the warrants issued to vendors and consultants at the date of grant during 2005.

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

NOTE 13 - RELATED PARTY

Rental agreements
-----------------

The Company leases office space, land and rents warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $96,500 and $196,000 for the years ended September 31, 2006 and 2005, respectively.

Consulting services and other services
--------------------------------------

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In the fourth quarter of 2005 the Company expensed approximately $2.2 million, the carrying value of the prepaid services, since limited services had been received and there were no assurances that future services would be received. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP. In September of 2006, the Company canceled a shareholder note of $56,000 due by the cousin of Steven Schneider in exchange for consulting services.

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

Sales to a related entity
-------------------------

The Company also signed in the third quarter of 2006, a Distributor License Agreement with a business entity that is wholly owned by the brother of Maximilian Scheder- Bieschin, the former President of ZAP. The terms of the agreement are the same as other distributor licenses signed with ZAP. The total sales through December 31, 2006 were $21,000. In addition, Smart Concepts is holding certain Xebra (TM) Vehicles on a consignment basis valued at $24,000.

NOTE 14 - LITIGATION

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

ZAP V. DAIMLER CHRYSLER AG, ET AL., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that compliant for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed. Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law unfair competition, and intentional and negligent interference with prospective economic advantage. ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

JAMES A. ARNOLD, ET AL. V. STEVEN SCHNEIDER, ET AL., Superior Court of California, County of Sacramento, Case No. 02AS02062, filed April 5, 2002, dismissed October 9, 2003, dismissal set aside and referred to Case Management Program March 4, 2004. Plaintiffs seek damages of $71,000 in compensatory damages, $50 per month since April 5, 2002, other charges, interest, and further relief in the court's discretion for breach of contract, promissory estoppel, and fraud. Plaintiffs also seek $750,000 in punitive damages for fraud. The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys' fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act. On February 17, 2005, the court referred the matter to non-binding arbitration pursuant to California Code of Civil Procedure section 1141.1. The non-binding arbitration hearing was held on July 27, 2005. The arbitrator award, issued on August 5, 2005, awarded Plaintiffs damages in the amount of $68,290, plus prejudgment interest at the rate of 7%. This amount was awarded against both the Company and Mr. Schneider. Given an admission in the plaintiff's case management conference statement and the decision of the court to refer the matter to non-binding arbitration, the Company believes that the amount in controversy should be less than $50,000, though the complaint asks for more than $71,000 in damages. Trial in Sacramento County Superior Court began on Tuesday, May 2, 2006, at 8:30 a.m., in Department
47. At the trial, the parties agreed to settle this matter upon the following terms: (1) the plaintiff agreed to dismiss the causes of action it had alleged against Mr. Schneider; and (2) RAP Group agreed to (a) pay the plaintiff $20,000 on or before May 31, 2006; (b) pay the plaintiff an additional $20,000 on or before January 5, 2007; (c) provide the plaintiff with whatever ownership documentation (such as titles) it can find in its possession, custody, or control regarding the 43 cars identified by the plaintiff during discovery as being the subject of this litigation; (d) allow the court to enter an order directing that plaintiff may dispose of the vehicles that are the subject of the litigation; and (e) allow the court to enter judgment against it in the amount of $50,000, minus whatever monies have already been paid by RAP Group to the plaintiff, if RAP Group does not timely make either of the payments identified above. Both the plaintiff and RAP Group agreed to execute general mutual releases of all claims arising out of the subject matter of the litigation (pursuant to section 1542 of the Civil Code) and to dismiss with prejudice the complaint and the cross-complaint after performance of the settlement agreement. The plaintiff and RAP Group further agreed that the stipulated settlement will be governed by section 664.6 of the Code of Civil Procedure. RAP Group made the first payment to the plaintiff for $20,000, but did not pay the second payment of $20,000 that was due by January 5, 2007. Plaintiff has therefore moved the court to enter a default judgment against RAP Group for $30,000 pursuant to the terms of the Settlement Agreement. A hearing on that motion for default judgment is scheduled for April 4, 2007 in Sacramento Superior Court.

LEANDRA DOMINGUEZ V. RAP GROUP, INC. DBA THE REPO OUTLET ET. AL., Superior Court of California, County of Sonoma, Case No. SCV-235641, complaint filed October 14, 2004, first amended complaint filed December 15, 2004. Plaintiff has sued The Repo Outlet and Credit West Corporation for negligent misrepresentation, for a violation of the Business and Professions Code Section 17200, for breach of the implied warranty of merchantability under the Magnusson-Moss Act, and for violation of the federal Truth in Lending Act. On January 13, 2005, the RAP Group, Inc. agreed to defend and indemnify Credit West Corporation. At a hearing before the Sonoma County Superior Court on February 23, 2005, the court granted The Repo Outlet's motion to compel arbitration, and on March 8, 2005, the court stayed the court proceeding pending arbitration. The RAP Group, Inc. filed a demand for arbitration with the American Arbitration Association (the "Association") on April 7, 2005, but the parties later stipulated that the arbitration would proceed before JAMS. The Repo Outlet made a Code of Civil Procedure 998 offer to settle and have Dominguez dismiss the matter with prejudice for the sum of $1,001. Because Dominguez failed to timely respond to The Repo Outlet's Section 998 offer, that offer expired on March 2, 2006. The Repo Outlet made another settlement offer of $1,857 to settle this matter as to both defendants on January 8, 2007, but this offer was rejected as plaintiff's counsel seeks to recover all of his attorneys' fees. Although the case was sent to arbitration before JAMS, and set for arbitration in February 2007, on January 9, 2007, The Repo Outlet informed the arbitrator and plaintiff's counsel that it would be ceasing operations and its counsel would be withdrawing as attorneys of record. At a status conference on February 8, 2007, the court was informed that counsel for RAP Group had moved to withdraw for non-payment of fees. The hearing on that motion is set for April 18, 2007. Since that time, Credit West has substituted its own counsel of record, and so RAP Group is no longer tendering a defense to Credit West. The next case management conference is scheduled for April 25, 2007.

VOLTAGE VEHICLES V. AMERICAN ELECTRIC POWER COMPANY, ET AL., Superior Court of California, County of Sonoma, Case No. SCV 236 830. On June 1, 2005, Voltage Vehicles filed suit against American Electric Power Company, CSW Energy Services, Inc., Central and Southwest Corporation, Total EV, Freightquote, LLC, and Central Freight Lines, Inc. A First Amended Complaint was filed August 29, 2005, against the same defendants, asserting causes of action for breach of a written contract of sale against certain defendants, as well as breach of a written contract as a third party beneficiary against all defendants. Voltage Vehicles' First Amended Complaint seeks compensatory damages in the amount of $744,735, prejudgment interest, attorneys' fees, and costs of suit. Defendants CSW Energy Services, Inc. and Central Freight Lines filed demurrers, both of which the court overruled. This matter settled in December, 2006 with payment by defendants CSW Energy Services and American Electric Power Company to Voltage Vehicles of $15,000. All parties agreed to bear their own costs and attorneys fees. All defendants were thereafter dismissed with prejudice on December 27, 2006.

MARIETA CRUZ HANSELL V. ROBERT WARREN JOHNSON, JR., ZAP, ET. AL., Superior Court of California, Case No. SCV-237645. On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson. The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff's claim, and the Company has agreed to defend Mr. Johnson in this matter. The parties are in the process of propounding and responding to discovery. The plaintiff is claiming permanent disability, and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages. The plaintiff has not yet made any demand for settlement. The Company intends to vigorously defend both itself and Mr. Johnson against these claims. This matter is now being handled by alternative counsel for ZAP. According to information received from alternative counsel, the parties have agreed to settle this matter with a payment by the Company and Mr. Johnson to the plaintiff of a total of $70,000. The lawsuit was settled on February 15, 2007 and was dismissed with prejudice.

FIRST CLASS AUTO SALES, INC. D/B/A FIRST CLASS IMPORTS V. VOLTAGE VEHICLES AND ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association. Therein they alleged that Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fees paid to Voltage Vehicles under the agreement, plus interest. In a separate cause of action, Mr. Atkind alleged Voltage Vehicles breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to Voltage Vehicles. Regarding this second claim, Mr. Atkind contended that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company's stock price declined, and he seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received. Concerning both causes of action, First Class Imports and Mr. Atkind alleged that the Company should be held liable as Voltage Vehicles' alleged alter ego. Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind. The first cause of action therein alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties' licensing agreement. Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports' purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports. The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above. On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle. After selection of an arbitrator, the arbitration was continued several times as the parties discussed settlement. Eventually the parties decided to allow the arbitrator to mediate the dispute, and a mediation was held on January 22, 2007. During the mediation the parties agreed in principle to resolve the dispute via:
(1) Voltage Vehicles' retention of the $100,000 licensing fee; (2) termination of the licensing contract effecting a territorial buyback by Voltage Vehicles of all rights that were granted to First Class Imports in that contract; (3) the Company's provision to Leon Atkind of 47,500 shares of restricted Company stock; and (4) the Company's provision to First Class Imports of two SMART-branded motor vehicles (a 2003 and a 2005 model, each with less than 500 miles on their odometers). Counsel for the Company and Voltage Vehicles have sent a draft settlement agreement to counsel for First Class Imports and Mr. Atkind, who has yet to provide comments in response thereto. Meanwhile, Sonoma County Superior Court has scheduled the next case management conference for April 19, 2007.

ZAP V. NORM ALVIS, ET AL., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by the Company and Rotoblock Corporation ("Rotoblock") as a consultant to perform public relations work on behalf of the Company and Rotoblock. As consideration for Mr. Alvis' consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000. The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefor (i.e. the motor home). The Company is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006. The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home. On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession. The court agreed to set aside the default judgments, but it left intact the writ of possession. The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default. Mr. Alvis has paid the Company the required $1,000. Mr. Alvis then filed (1) an answer denying the Company's allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud. All of Mr. Alvis' claims relate to the two contracts he executed with the Company and Rotoblock. Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefor. For the fraud claim, defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession. On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ. The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ. The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider. The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party. The hearing on Rotoblock's demurrer was heard on March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company's D&O insurer, which has acknowledged receipt of the notice. Discovery is on-going, and the next case management conference is scheduled for April 9, 2007.

DEPARTMENT OF MOTOR VEHICLES V. RAP GROUP, INC., ET AL. This is an administrative proceeding brought by the Department of Motor Vehicles (the "DMV") which is seeking license revocation of the following licenses related to the RAP Group's operations: (1) vehicle verifier license for RAP Group employee Jeff Schneider; (2) sales license for Jeff Schneider; and (3) dealer's license for RAP Group, doing business as Bug Motors and Voltage Vehicles. Settlement with the DMV was reached in late 2006, resulting in the voluntary surrender of RAP Group's dealer license.

ROBERT CHAUVIN; MARY CHAUVIN; RAJUN CAJUN, INC. DBA ZAP OF CARSON CITY, DBA ZAP OF RENO, DBA ZAP OF SPARKS ("ROBERT CHAUVIN, ET AL.") V. VOLTAGE VEHICLES; ZAP; ZAP POWER SYSTEMS INC.; ZAPWORLDCOM; ELLIOT WINFIELD; STEVEN SCHNEIDER; PHILLIP TERRAZZI; MAX SCHEDER-BRESCHIN; RENAY CUDIE; [SIC] AND DOES I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Rajun Cajun") and Voltage Vehicles. The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys' fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000. Defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on January 19, 2007. Chauvin, et al. filed an opposition to that motion on February 16, 2007, and Voltage Vehicles and ZAP filed a reply on March 5, 2007. The matter has now been submitted to the court, and the parties are awaiting a ruling on that motion. It is anticipated that the Motion to Dismiss will be granted as the License Agreement entered into between Rajun Cajun and Voltage Vehicles contains a forum selection clause designating Sonoma County, State of California as the appropriate forum. On February 16, 2007, Robert Chauvin, et al. filed Notices of Intent to Take Default against the individual defendants, with the exception of Renay Cude, and two of the named corporate defendants. In response, on February 22, 2007, named defendants ZAP Power Systems, Inc., ZAPWORLDCOM, Elliot Winfield, Steven Schneider, Phillip Terrazzi, Max Scheder-Breschin, and Renay Cude filed a Motion to Quash Service of Process or Alternatively for Dismissal as the individual defendants were never properly served, and because the two corporate defendants no longer exist. Chauvin, et al. filed an opposition to that motion on March 8, 2007, and the defendants will be filing a reply thereto on March 19, 2007, after which the matter will be submitted to the court for a ruling. On March 5, 2007, Chauvin, et al. filed a Motion for Publication of Summons for each of the five named individual defendants in the underlying matter filed in Nevada. On February 9, 2007 Voltage Vehicles filed a Complaint against Rajun Cajun in the Superior Court of California, County of Sonoma for Declaratory Relief, which asks the Court to declare that the License Agreement does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. (Voltage Vehicles v. Rajun Cajun, et al., Case No. SCV 240179) Rajun Cajun has yet to file an Answer to this Complaint.

ZAP V. INTERNATIONAL MONETARY GROUP,(PATRICK J HARRINGTON PRESIDENT AND CEO) INC., A DELAWARE CORPORATION; MICHAEL C. SHER DBA THE LAW OFFICES OF MICHAEL C. SHER, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court. ZAP sued International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract. ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties' agreement, is seeking to enforce a $500,000 promissory note. ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization. ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized. After being served with the complaint, counsel for IMG and Sher initiated settlement discussions and, in consideration, were given until May 7, 2007 to respond to the complaint. Management has recorded an estimated liability for any potential exposure related to these transactions which is included in the accompanying consolidated balance sheet. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP V. THOMAS C. GRAVER AND AUTO AMERICA GROUP, INC., to be filed in the Northern District of California in March 2007 with claims under the Federal Anti-Cybersquatting Act and for trademark infringement. Graver is the President and Chief Executive Officer of Auto America Group, Inc. ("AAG"). AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006. At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP's federally-registered trademark "zapworld.com." Following discussions regarding a business dispute between Graver, AAG and one of ZAP's business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007. Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to "ZAP Agreement Correspondence" with an apparent link that is not functional. The other ZAP reference is to an article referring to ZAP in a negative light. As Graver has failed to respond to ZAP's cease and desist letters, ZAP anticipates filing suit later this month against Graver and AAG to have the domain name "zapworld.us" transferred to ZAP and for attorneys' fees and damages.

NOTE 15 - SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified three reportable segments consisting of sales and marketing of electric consumer products, operation of a retail car outlet, sales of advanced technology vehicles for the Xebra(TM) electric vehicles and Smart Cars Americanized by ZAP. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of the Company's segments, regularly evaluates financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

                                        Electric               Advanced
                                        Consumer      Car      Technology
                                        products     outlet     Vehicles     Total
                                        --------    --------    --------    --------
        Year ended December 31, 2006:
          Net sales                     $    843    $  1,618    $  8,369    $ 10,830
          Gross profit(loss)                (445)        440         530         525

          Depreciation, amortization
            and impairment                 3,844          25          17       3,886
          Net loss                       (11,755)        (17)       (143)    (11,915)
          Total assets                     8,304         430       2,082      10,816

        Year ended December 31, 2005:
          Net sales                     $    624    $  2,524    $    432    $  3,602
          Gross profit                        18         303           9         341
          Depreciation, amortization
            and impairment                 7,392          44         175       7,660
          Net loss                       (22,106)       (744)       (459)    (23,501)
          Total assets                    11,769         771       2,137      14,677

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):
                                                     Year ended December 31
                                                     ----------------------
                                                       2006          2005
                                                     --------      --------
        Cash paid during the year for:
               Income taxes                          $      4      $      4
               Interest                                    72            59

        Common stock and warrant issuances for:

        Inventory                                                       235
        Investment in joint venture                                     248
        Settlement of warrant liability                   568         6,711
        Prepaid professional fees                         861           830
        Property and equipment                              3         1,211

NOTE 17 - SUBSEQUENT EVENTS

In January 2007, the Company received $900,000 through the sale of 700,000 shares of common stock and 2 million warrants to qualified investors.

On January 26, 2007,the Board of Directors extended by five years through July 1,2012, the expiration date of certain of the Company's warrants, Series B through K. These warrants were issued for executive incentives and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.20.

On February 20, 2007, ZAP (the "Company") entered in to a Purchase and Amendment Agreement (the "Amendment"), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the "Original Agreement" and as amended by the Amendment, the "Agreement"), with several institutional and accredited investors (the "Purchasers") pursuant to which the Company sold to the Purchasers additional $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the "Notes") and warrants to purchase 360,000 shares of the common stock of the Company (the "Warrants"), in a private placement. The Transaction closed on February 22, 2007. Gross proceeds from the sale to the Company were $1.2 million, of which $15,000 was paid to one of the Purchasers for expenses incurred in connection with the Transaction.

The Notes bear interest at 8% per year, payable quarterly, and are convertible into shares of the Company's common stock at an original conversion price of $1.00 per share.

The Warrants entitle each Purchaser to purchase a number of shares of common stock equal to thirty percent of the number of shares of common stock that would be issuable upon conversion of the Note purchased by such Purchaser in the Transaction. The Warrants have an initial exercise price of $1.32.

On March 31, 2007, the Board of Directors extended the employment agreements for Mr. Schneider, Mr. Starr and Ms. Cude to October 1, 2013.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None


ITEM 8A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the individuals who serves as our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In the course of conducting the audit of our financial statements for the year ended December 31, 2006, our registered independent public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP ("OUM"), noted several deficiences in both the design and operation of internal controls over financial reporting, when considered in the aggregate , they believe constitutes a material weakness over financial reporting at December 31, 2006. We have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will, over time, positively address the weakness noted by our independent auditors. We intend to engage an outside firm to assist us in analyzing and improving our system of internal controls.

OUM also determined that we were unable to properly account for several very complex financing transactions such as Convertible debt with derivatives with our own in house resources. Our auditors also advised us that we do not have a sufficient organization to facilitate an efficient financial statement close and reporting process and permit the preparation of our financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). For example, there were a significant number of post-closing adjustments to our financial statements during the course of the 2006 audit, including the areas of stock issued for services, warrant valuation, and convertible debt. At least one of which was individually material and dealt with convertible debt accounting. We have a very small accounting staff of three people with limited resources and lack certain required skills to handle some of these complex transactions that were not usual to the Company's normal business and we needed help. We engaged outside accounting financial consultants for their expertise and help in calculating and presenting the required proper financial disclosure for the recording of the convertible debt transaction and valuation of certain financial dervatives transactions. We were however, closely involved with their calculations and agreed with their findings. These transactions did result in material adjustments that needed to be made to our pre-audited financial statements. Our auditors have advised us that they consider this a deficiency that was also a material weakness in the operation of entity-level controls.

Our auditors have additionally advised us if we are not successful in retaining experienced personnel in our accounting and finance organization and establish formal control processes in order to sufficiently address the matters referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement. We have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will, over time, positively address the weakness noted by our independent auditors. We intend to engage an outside firm to assist us in analyzing and improving our system of internal controls.

(b) Changes in Internal Control Over Financial Reporting. There were no changes our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's directors and executive officers and their ages as of March 21, 2007 are as follows:

        Name                        Age     Position
        ------------------------    ---     ------------------------------------
        Steven M. Schneider         46      Chief Executive Officer and Director
        Gary Starr                  51      Chairman of the Board of Directors
        William Hartman             59      Chief Financial Officer
        Renay Cude                  30      Secretary and Director
        Amos Kazzaz                 55      Chief Operating Officer
        Peter H. Scholl             60      Director
        Raymond F. Byrne            59      Director

Steven M. Schneider. Mr. Schneider has been director and Chief Executive Officer of ZAP since October 26, 2002. Schneider has a 30-year career in the automotive industry and a long-time interest in fun, fuel-efficient cars. He has served as ZAP's CEO since 2002, when the company acquired Auto Distributors, Inc. and Voltage Vehicles, businesses he founded which specialized in the distribution of electric and alternative fuel vehicles including automobiles, motorcycles and bicycles. Schneider also founded the RAP Group, an automotive liquidator and reseller, which ZAP also acquired. He serves on the board of directors of Apollo Energy Systems, a developer of fuel cells and advanced batteries. He also serves as a director of Rotoblock Corporation, a public company focused on the continued development of the oscillating piston engine. He is an active member with various industry groups, including the Electric Drive Transportation Association in Washington, DC. , and is a member of the Bay Area Alliance of CEOs. He lectures frequently on industry topics at universities and other organizations.

Gary Starr. Mr. Starr co-founded ZAP in 1994, has been a director since the Company's inception and served as Chief Executive Officer from 2000 to 2002. He became chairman of the Board of Directors in October 2002. Mr. Starr founded US Electricar's electric vehicle operation in 1983. Mr. Starr has several publications: "Electric Cars: Your Guide to Clean Motoring, "The Shocking Truth of Electric Cars," and "The True Cost of Oil." In addition, he has appeared on more than 300 radio and television shows including Larry King Live, The Today Show, Inside Edition, CNN Headline News, Prime Time Live, the CBS Evening News and the McNeil Lehrer News Hour as an authority in the field of electric vehicles. Mr. Starr has a Bachelor of Science Degree from the University of California, Davis in Environmental Consulting and Advocacy. He is a frequent lecturer on electric cars and has developed several industry inventions.

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

Mr. Amos Kazzaz. Mr. Kazzaz was appointed Chief Operating Officer on March 26, 2007. Prior to joining ZAP, Mr. Kazzaz served as Vice President of Cost Management at United Airlines, Inc. where he oversaw United Airline's operations, process improvement, and cost management. From 2003 to 2006, Mr. Kazzaz served as United Airline's Vice President of Financial Planning and Analysis during which time he accounted for United Airline's planning and analysis function and capital budget. From 2002 to 2004, Mr. Kazzaz served as United Airline's Vice President of the Business Transformation Office, the company's first enterprise project management office, during which time he was responsible for identifying areas of revenue and cost improvements; concurrently, Mr. Kazzaz served as the Chief Operating Officer at Avolar, a subsidiary of United Airlines. He currently sits on the Boards of Directors of Alliant Credit Union, SkyTech Solutions in India, and Integres. Mr. Kazzaz holds a bachelors degree in International Affairs from the University of Colorado and a Masters in Business Administration from the University of Denver.

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

Raymond F. Byrne. Mr. Byrne is currently the President of North Coast Bank, a division of American River Bank. Prior to that he was SeniorVice President and Senior Lender of North Coast Bank from 2001 to 2003. From 2000 to 2001 he was Vice President and Manager of Bank of the West.

Peter H. Scholl. Mr. Scholl is currently an independent engineering consultant. From 2003 to 2005, Mr. Scholl served as President of Rotoblock Inc. in Canada and Rotoblock Corporation, a Nevada corporation, in the development of Oscillating Piston Engine technology. He served as President of Unimont Inc., a real estate development firm, in Penticton, Canada from 2001 to 2003. From 1996 to 2000, Mr. Scholl worked on the development of water purification systems in Arizona. Mr. Scholl has a Bachelor's of Science degree in Mechanical Engineering from the Institute of Technology in Biel, Switzerland.

Family Relationships

There are no family relationships among any of our officers or directors.

Board of Directors

Corporate Governance Principles and Board Matters

ZAP is committed to having sound corporate governance principles and practices. ZAP's primary corporate governance documents, including our Code of Ethics and Committee Charters, are available to the public on our website at http://www.zapworld.com. The following is a discussion of our current governance principles and practices.

Board Meetings

During 2006, our Board met or conferred by telephone 26 times. During 2006, all directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board during 2006 and (ii) the total number of meetings held by all committees of the Board on which such director served in 2006. The Company does not have a policy with regard to attendance of directors at annual meetings, but encourages attendance of all meetings.

Committees of the Board

Audit Committee

The Board's Audit Committee is comprised of Raymond Byrne, Peter Scholl, and Gary Starr. During 2006, the Audit Committee met 4 times. All current members of the Audit Committee are financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Byrne qualifies as an audit committee financial expert as defined within Item 401 of Regulation S-B. The Board has determined that Mr. Byrne qualifies as an audit committee financial expert by means of being President of a bank.

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee's role includes overseeing the work of the Company's internal accounting and financial reporting and internal auditing processes and discussing with management the Company's processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements and internal control over financial reporting of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Committee's specific responsibilities are delineated in the Audit Committee Charter. The Audit Committee Charter is available on the ZAP website at http://www.zapworld.com.

Compensation Committee

The Board's Compensation Committee is comprised of Gary Starr and Peter Scholl. During 2006, the Compensation Committee met 3 times. A copy of the Compensation Committee Charter is available on the ZAP website at http://www.zapworld.com. The Compensation Committee, among other things, advises the Board on all matters pertaining to compensation programs and policies, approves the compensation payable to each of the officers of the Company, reviews proposed compensation of executives as provided in the Company's executive compensation plan and administers the Company's stock option plans.

Corporate Governance and Nominating Committee

The Board's Corporate Governance and Nominating Committee (the "Governance Committee") is comprised of Peter Scholl and Raymond Byrne. During 2006, the Governance Committee met 3 times. The Governance Committee has adopted a charter, which has been ratified and approved by the Board. A copy of the committee's charter is available on the ZAP website at http://www.zapworld.com.

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

Code of Ethics

The Board has adopted a Code of Ethics to provide guidance on maintaining the Company's commitment to being honest and ethical in its business endeavors. The Code of Ethics covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the Code of Ethics is available by written request submitted to the Corporate Secretary at ZAP, 501 Fourth Street, Santa Rosa, CA 95401. The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics by disclosing on the Company's website, by press release and/or on a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons beneficially owning more than 10% of the outstanding common stock of the Company to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% beneficial owners of common stock are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. The Company believes that during the fiscal year ended December 31, 2006, all officers and directors timely filed the initial statement of beneficial ownership of securities on Form 3. The Company also believes that during the fiscal year ended December 31, 2006, all officers and directors timely reported certain transactions on Form 4s.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer, and the Company's two most highly compensated executive officers who earned more than $100,000 in fiscal year 2006.

                                                     SUMMARY COMPENSATION TABLE

                                                                                            Non-        Non-
                                                                                           Equity     qualified
                                                                                          Incentive   Deferred     All
                                                                                            Plan       Compen-    Other
                                                                   Stock         Option    Compen-      sation   Compen-
                                                                   Awards        Awards     sation     Earnings   sation
Name and principal position    Year     Salary ($)    Bonus ($)    ($) (1)       ($)(1)      ($)         ($)        ($)    Total ($)
---------------------------    ----     ----------    ---------    -------       ------      ---         ---        ---    ---------
Steven Schneider, CEO          2006      120,000         -         17,800       419,756       -           -          -      557,556

Gary Starr, Chairman           2006      120,000         -         17,800       419,756       -           -          -      557,556

Renay Cude, Secretary          2006       78,000         -         17,800       419,756       -           -          -      512,556


(1)  Stock awards are based on the stock price on the date of issue. Options/warrant awards were calculated using the following assumptions: dividend of 0, rate of 5.12% for warrants and 4.91% for options, expected life of 5 months for warrants and 6.75 years for options, strike price of $1.00 for warrants and $0.91 for options, stock price of $0.91 and volatility of 149.75%.
     All option and warrant issuances were fully vested at time of issue.

Employment Agreements

We currently have employment agreements with three of our Named Executive Officers as described below.

Steve Schneider, Chief Executive Officer

We entered into an employment agreement with Steve Schneider on October 1, 2003. The agreement provides that Mr. Schneider will serve as our Chief Executive Officer through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Schneider's current salary is set at $120,000. In addition, the agreement provides that should ZAP become profitable, Mr. Schneider's salary will automatically be increased by 10% for every $100,000 in profits calculated on a quarterly basis. Mr. Schneider annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Schneider also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Schneider is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Schneider's employment in the case of a merger or reclassify Mr. Schneider without cause prior to the expiration of the employment agreement, the Company must retain Mr. Schneider as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007, The Board of Directors of ZAP did approve the extension of the employment agreement with Mr. Schneider through October 1, 2013.

Gary Starr, Chairman of the Board

We entered into an employment agreement with Gary Starr on October 1, 2003. The agreement provides that Mr. Starr will serve as Chairman of the Board of Directors of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Starr's current salary is set at $120,000. In addition, the agreement provides that should ZAP become profitable, Mr. Starr's salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Mr. Starr annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Starr also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Starr is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Starr's employment in the case of a merger or reclassify Mr. Starr without cause prior to the expiration of the employment agreement, the Company must retain Mr. Starr as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007, On March 30, 2007,The Board of Directors of ZAP did approve the extension of the employment agreement with Mr. Starr through October 1, 2013.

Renay Cude, Corporate Secretary

We entered into an employment agreement with Renay Cude on October 1, 2003. The agreement provides that Ms. Cude will serve as Corporate Secretary of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid non corporate officer-employee of ZAP, but in no event less than $36,000 per year. Ms. Cude's current salary is set at $78,000. In addition, the agreement provides that should ZAP become profitable, Ms. Cude's salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Ms. Cude annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Ms. Cude also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates her employment without cause, Ms. Cude is entitled to her full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Ms. Cude's employment in the case of a merger or reclassify Ms. Cude without cause prior to the expiration of the employment agreement, the Company must retain Ms. Cude as an employee or consultant for a period of five years for an aggregate salary of $250,000, payable bi-monthly, or make a lump sum payment of $150,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007,The Board of Directors of ZAP did approve the extension of the employment agreement with Ms. Cude through October 1, 2013.

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

--------------------------------------------------------------------------------------  --------------------------------------------
                                                    OPTION AWARDS                                                   STOCK AWARDS
                                                                                                             Equity
                                                                                                             incentive  Equity
                                                                                                             plan       incentive
                                                                                                             awards:    plan
                                                                                                             number     awards:
                                                                                        Number               of         Market or
                                                   Equity                               of                   unearned   payout
                                                   Incentive                            shares               shares,    value of
                                    Number of      Plan Awards:                         or units Market      units or   unearned
                      Number of     securities     Number of                            of stock value of    other      shares,
                      securities    underlying     Securities                           that     shares or   rights     units or
                      underlying    unexercised    underlying                           have     units of    that have  other rights
                      unexercised   options (#)    unexercised   Option     Option      not      stock that  not        that have
                      options (#)   Unexercis      unearned      exercise   expiration  vested   have not    vested     not vested
Name                  Exercisable   -able          options (#)   price ($)  date        (#)      vested ($)  (#)        ($)

Steve Schneider (1)   1,690,786     -              -             1.00        7/1/12

Steve Schneider (2)   200,000       -              -             0.25        7/5/12

Steve Schneider (2)   486,111       13,889         -             1.26       6/23/14

Steve Schneider (2)   428,877       85,775         -             1.32      11/16/14

Steve Schneider (2)   211,265       105,633        -             0.93        6/7/15

Steve Schneider (1)   355,424       -              -             0.91       8/11/16

Gary Starr (1)        1,470,671     -              -             1.00        7/1/12

Gary Starr (2)        116,667       -              -             1.20      12/19/11

Gary Starr (2)        150,000       -              -             0.25        7/5/12

Gary Starr (2)        486,111       13,889         -             1.26       6/23/14

Gary Starr (2)        428,877       85,775         -             1.32      11/16/14

Gary Starr (2)        211,265       105,633        -             0.93        6/7/15

Gary Starr (1)        355,424       -              -             0.91       8/11/16

Renay Cude (1)        1,525,786     -              -             1.00        7/1/12

Renay Cude (1)        161,700       -              -             0.50       12/2/13

Renay Cude (2)        48,611        1,389          -             1.26       6/23/14

Renay Cude (2)        428,877       85,775         -             1.32      11/16/14

Renay Cude (2)        211,265       105,633        -             0.93        6/7/15

Renay Cude (1)        355,424       -              -             0.91       8/11/16

William Hartman (1)   687,500       -              -             1.00        7/1/12

William Hartman (3)   41,667        8,333          -             1.32      11/16/14

William Hartman (3)   25,000        -              -             1.20      12/19/11

William Hartman (3)   72,917        2,083          -             1.26       6/23/14

William Hartman (1)   100,000       -              -             1.03       9/18/16

 (1) The award represents warrants which are exercisable at the time of issuance.
 (2) The award vests equally over 36 months from date of grant. The option has a ten year life. Issued per the employment agreements
 (3) The award vests equally over 36 months from date of grant. The option has a ten year life.

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

                                                                         Change in
                                                                         Pension
                       Fees                                              Value and
                       Earned                            Non-Equity      Nonqualified
                       or Paid      Stock      Option    Incentive Plan  Deferred             All Other
                       in Cash      Awards     Awards    Compensation    Compensation         Compensation
Name                   ($)          ($)        ($)       ($)             Earnings ($)         ($)             Total ($)
Raymond F. Byrne (1)   3,000        20,800                                                                     23,800

Peter H. Scholl (1)    3,000        20,800                                                                     23,800

 (1) Both independent directors received a stock award with value of $17,800 for their service on the Board and $3,000 for attending Board meetings.

Compensation of Directors

Starting in April 2006, all directors received $500 and a grant of $500 of common stock for attendance at each Board meeting and each committee meeting. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings. Prior to April 2006, we did not provide our directors with cash or other forms of compensation, although we did reimburse their out-of-pocket expenses. Each Director also received 20,000 shares of common stock in December 2006 as an additional compensation incentive .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 21, 2007, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 21, 2007. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 43,973,721 shares of common stock outstanding as of March 21, 2007, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 21, 2007.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

       Name and Address                                  Shares Beneficially Owned     Percentage of Class
       ------------------------------------------------  -------------------------     -------------------
       Beneficial Owners of More than 5%:
       Sunshine 511 Holdings (1)                                         3,300,000            6.98%
       101 N. Clematis Street, Suite 511
       West Palm Beach, Florida 33401

       Daka Development Ltd. (2)                                         2,799,136            6.01%
       8/F Leroy Plaza, Unit C
       15 Cheung Shun Street
       Chung Sha Wan Kin, Hong Kong

       Fusion Capital Fund II, LLC (3)                                   2,750,000            5.89%
       222 Merchandise Mart Plaza, Suite 9-112
       Chicago, IL 60654

       Jeffrey G. Banks (4)                                              6,828,373           13.94%
       c/o The Banks Group, LLC
       PO Box 10287
       Oakland, CA 94610

       Current Directors, Nominees and Named
       Executive Officers:
       Steven Schneider (5)                                             17,138,611           29.56%

       Gary Starr (6)                                                    8,396,775           16.36%

       William Hartman (7)                                               1,050,042            2.34%

       Renay Cude (8)                                                    2,935,152            6.27%

       Peter Scholl (9)                                                    625,218            1.40%

       Raymond Byrne                                                        25,218              *


       All Directors and Executive Officers as a group (6 persons)      30,171,015           43.24%
       ----------------------------------------------------------------------------------------------------

---------------
*        Less than 1%.
(1) Represents 3,300,000 warrants to purchase common stock. The managing partner is Andrew Schneider, a cousin of ZAP's CEO. The address for Sunshine 511 Holdings is 101 N. Clematis Street, Suite 511, West Palm Beach, FL 33401.
(2) Includes 2,587,262 warrants to purchase common stock. The managing partner is Raymond Chow. The address for Daka Development is Unit C 8/F Leroy Plaza, 15 Cheung Shun Street, Chung Sha Wan Kin, Hong Kong.

(3) Represents 2,750,000 warrants to purchase common stock. Pursuant to the terms of the warrant, Fusion Capital is not entitled to exercise the warrants to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by Fusion Capital to exceed 9.9% of the outstanding shares of the common stock following such exercise. Steve Martin is the managing partner. The address for Fusion Capital is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.
(4)      Includes 5,005,000 warrants to purchase common stock.
(5) Includes 12,159,266 shares of common stock issuable upon the exercise of various warrants and 1,849,845 shares of stock issuable upon the exercise of stock options.
(6) Includes 5,441,160 shares of common stock issuable upon the exercise of various warrants and 1,923,179 shares of stock issuable upon the exercise of stock options.
(7) Includes 709,500 shares of common stock issuable upon the exercise of various warrants and 263,542 shares of stock issuable upon the exercise of stock options.
(8) Includes 1,525,786 shares of common stock issuable upon the exercise of various warrants and 1,326,465 shares of stock issuable upon the exercise of stock options.
(9) Includes 600,000 shares of common stock issuable upon the exercise of various warrants.

Equity Compensation Plan Information

We have adopted stock incentive plans to provide incentives to attract and retain officers, directors, key employees and consultants. We currently have reserved a total of 15,500,000 shares of our common stock for granting awards, including 1,500,000 shares under our 1999 Incentive Stock Option Plan, 10,000,000 shares under our 2002 Incentive Stock Option Plan, and 4,000,000 shares under our 2006 Incentive Stock Option Plan. All plans were approved by our shareholders. As of December 31, 2006, 643,870 shares of common stock had been issued pursuant to options exercised out of the 2002 plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2006:

                                                                                                           Number of securities
                                                                                                          remaining available for
                                                   Number of Securities                                    future issuance under
                                                    to be issued upon           Weighted-average            equity compensation
                                                 exercise of outstanding        exercise price of            plans, (excluding
                                                    options and other        outstanding options and      securities reflected in
                    Plan Category                         rights                  other rights                  column (a))
        -------------------------------------  --------------------------- ---------------------------  ----------------------------
                                                           (a)                         (b)                          (c)
        Equity compensation plans
        approved by security holders                    11,775,524                    $1.08                      1,103,859

        Equity compensation plans not
        approved by security holders                    11,309,358                    $1.65                       232,873

        Total                                           23,084,882                    $1.36                      1,336,732

-----------------------------------------------------------------------------------------------------  -----------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

(8)    RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $96,500 and $196,000 for the years ended December 31, 2006 and 2005, respectively.

Consulting services and other services

In November and December 2003, the Company entered into certain agreements with two cousins of Steven M. Schneider, the CEO. One cousin received 25,000 B-2 Restricted warrants and 25 shares of preferred stock, which was later converted into 50,000 shares of restricted common stock. The stock and warrants were issued for website design services. The other cousin received 200,000 shares of unrestricted common stock in January 2004. The shares were issued for consulting services. In April 2004, the Company issued 2 million B-2 restricted warrants and 1 million K-2 restricted warrants to Sunshine 511 Holdings for consulting services. The managing partner of Sunshine 511 Holdings is the cousin of the CEO of ZAP. In the fourth quarter of 2005 the Company expensed approximately $2.2 million, the carrying value of the prepaid services, since limited services had been received and there were no assurances that future services would be received. Also in 2004, certain leasehold improvements in the amount of $65,000 made by the Company on rental properties were abandoned in favor of the landlord, who is the CEO of ZAP. In September of 2006, the Company canceled a shareholder note of $56,000 due by the cousin of Steven Schneider in exchange for consulting services.

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where two of ZAP's officers and or Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2006 and 2005. During the second quarter of 2006 the parties agreed that the payment will be offset against future outside advertising services which will be provided to the related entity by the Company.

Sales to a related entity

The Company also signed in the third quarter of 2006, a Distributor License Agreement with a business entity that is wholly owned by the brother of Maximilian Scheder- Bieschin, the former President of ZAP. The terms of the agreement are the same as other distributor licenses signed with ZAP. The total sales through December 31, 2006 were $21,000. In addition, Smart Concepts is holding certain Xebra (TM) Vehicles on a consignment basis valued at $24,000.

DIRECTOR INDEPENDENCE

The following directors are independent directors as that term is defined under NASDAQ Rule 4200(a)(15):

Raymond F. Byrne
Peter H. Scholl

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

10.28 Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)

10.29 Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)

10.30    Financing Agreement between ZAP and Surge Capital II, LLC (12)

10.31 Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)

10.36 Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (15)

10.37 Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (16)

10.38 Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)

10.39    ZAP Guarantee (18)

10.40    Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41    Joint Venture Negotiations dated September 21, 2006 (20)

10.42 Security Purchase Agreement between ZAP and Certain Institutional Investors (21)

10.43 Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)

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


(1) Previously Filed as an exhibit to the Registrants's Form 8-K for the quarter ended March 31, 2004 and incorporated by reference.
(2) Previously filed as an exhibit to the Registrant's Form 8-K of November 6, 2004 and incorporated by reference.
(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.
(4) Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(5) Previously filed as an exhibit to the Registrant's Form 8-K of October 20, 2002 and incorporated by reference.
(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.
(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-117560) on July 22, 2004.
(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10QSB for the period ended June 30, 2004 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.
(12) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.
(14) Previously filed as an exhibit to the Registrant's Yearly Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.
(15) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on July 20, 2006 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference.
(17) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(18) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the

       Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(19) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(20) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(21) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 11, 2006 and incorporated herein by reference.
(22) Previously filed as an exhibit to the Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on February 26, 2007 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUTANT FEES AND SERVICES.

Audit and Non-Audit Fees

               The following table presents fees for professional audit services rendered by Odenberg, Ullakko, Muranishi & Co. LLP for the audit of the Company's annual financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by Odenberg, Ullakko, Muranishi & Co. LLP during those periods.

                                            2006                2005
                                        ------------        ------------
         Audit fees:(1)                 $    237,000        $    230,000

         Audit-related fees: (2)              10,000                --

         Tax fees:(3)                           --                  --

         All other fees:(4)                     --                  --
                                        ------------        ------------
         Total                          $    247,000        $    230,000
                                        ============        ============

(1) Audit fees include fees invoiced for the audit of the Company's annual financial statements and the quarterly reviews of these statements, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements.
(2) This category includes fees billed for assurance and related services that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under "Audit Fees," and generally consist of fees for due diligence in connection with acquisitions, accounting consultation and audits of employee benefit plans.
(3) This category includes fees billed for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. (4) The Company generally does not engage Odenberg, Ullakko, Muranishi & Co. LLP for "other" services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

                                       Date: March 30, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                        Position                       Date
             ----                        --------                       ----

By:  /S/ STEVEN M. SCHNEIDER        Director and Chief            March 30, 2007
     -----------------------        Executive Officer
     Steven M. Schneider            (principal executive officer)


By:  /S/ GARY STARR                 Chairman of the Board         March 30, 2007
     -----------------------        of Directors
     Gary Starr


By:  /S/ WILLIAM HARTMAN            Chief Financial Officer       March 30, 2007
     -----------------------        (principal financial and
     William Hartman                accounting officer)


By:  /S/ RENAY CUDE                 Director and Secretary        March 30, 2007
     -----------------------
     Renay Cude


By:  /S/ Raymond Byrne              Director                      March 30, 2007
     -----------------------
     Raymond Byrne


By:  /S/ Peter Scholl               Director                      March 30, 2007
     -----------------------
     Peter Scholl