Form 10QSB
period 2007-03-31
ZAP
filed 2007-05-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2007

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

45,610,591 shares of common stock as of May 14, 2007.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

Part I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,561
Accounts receivable, net of allowance for doubtful accounts of $199	248
Inventories	2,017
Prepaid non-cash professional fees	903
Other prepaid expenses and other current assets	320
Total current assets	6,049

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $955	4,420

OTHER ASSETS
Patents and trademarks, net	41
Goodwill	175
Prepaid non-cash professional fees, less current portion	207
Deferred offering costs	40
Deposits and other assets	63
Total assets	$10,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,679
Accounts payable	184
Accrued liabilities	2,745
Deferred revenue	1,026
Total current liabilities	5,634
LONG-TERM LIABILITIES
Secured convertible note, less current portion	1,768
8% Senior convertible notes, net of discount of $981, less current portion	144
Total Liabilities	7,546
SHAREHOLDERS’ EQUITY
PePreferred stock, authorized 50 million shares; no par value, no shares issued and outstanding	—
Common stock, authorized 200 million shares; no par value; 44,563,083 shares issued and outstanding	106,529
Common stock issued as loan collateral	(1,549)
Accumulated deficit	(101,531)
Total shareholders’ equity	3,449
Total liabilities and shareholders’ equity	$10,995
 See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
NET SALES	$1,137	$2,929

COST OF GOODS SOLD	1,083	2,505

GROSS PROFIT	54	424

OPERATING EXPENSES
Sales and marketing	371	251

General and administrative (non-cash of $12.9 million and $1.8 million for the three months ended March 31, 2007 and 2006)	13,990	3,068
Research and development	335	—
	14,696	3,319
LOSS FROM OPERATIONS	(14,642)	(2,895)
OTHER INCOME (EXPENSE)
Gain on revaluation of warrant and put option liabilities	—	135
Interest expense, net	(216)	(6)
Other income (expense)	23	(3)
	(193)	126
LOSS BEFORE INCOME TAXES	(14,835)	(2,769)

PROVISION FOR INCOME TAXES	(4)	(4)
NET LOSS	$(14,839)	$(2,773)

NET LOSS PER COMMON SHARE
BASIC and DILUTED	$(0.36)	$(0.08)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	41,526	36,021
 The accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,839)	$(2,773)
Items not requiring the use of cash:
Amortization of note discount	85	—
Stock-based compensation for consulting and other services	887	1,283
Stock-based employee compensation	12,040	518
Gain on revaluation of warrant and put option liabilities	—	(135)
Depreciation and amortization	114	494
Loss on disposal of equipment	—	4
Allowance for doubtful accounts	20	(16)
Changes in other items affecting operations:
Receivables	(38)	(142)
Smart car inventory	—	1,235
Inventories	330	(188)
Prepaid expenses and other assets	79	(213)
Accounts payable	(66)	(12)
Accrued liabilities	(217)	(40)
Deferred revenue	(164)	50
Net cash provided by (used for) operating activities	(1,769)	65
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(18)	(24)
Proceeds from sale of equipment	—	35
Net cash provided by ( used for) investing activities	(18)	11

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock and warrants, net of offering costs	1,045	1,005
Borrowings of long-term debt, net of offering costs	1,185	(18)
Repayments of long term debt	(42)	—
Net cash provided by financing activities	2,188	987
NET INCREASE IN CASH AND CASH EQUIVALENTS	401	1,063

CASH AND CASH EQUIVALENTS, beginning of period	2,160	1,547

CASH AND CASH EQUIVALENTS, end of period	$2,561	$2,610
See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other period. These condensed financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (our “2006 10-K”).

Going Concern - The accompanying consolidated condensed financial statements have been prepared assuming we will continue as a going concern.  The Company has a history of losses and might not achieve profitability.  The Company will need to arrange additional financing in the future. There can be no assurance that additional financing would be available, or if it is available, that it would be on acceptable terms. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all.

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

Note 2  SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies , " when the payment of liquidated damages becomes probable and can be reasonably estimated.

Prior to the adoption of this FSP, we had classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 5, 2006 convertible note financing, since the offering of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and our failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped.  Our adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5 and 00-27.  The cumulative effect of this accounting change of $24,000 was credited to our opening accumulated deficit balance as of January 1, 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period.  The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  It is intended to expand the use of fair value measurement.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not evaluated the potential impact of adopting SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. The weighted average number of shares outstanding for the period ended March 31, 2006 has been restated for the 10% stock dividend of February 2007. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2007, these potentially dilutive securities include options for 8,632,783 shares of common stock, warrants for 68,651,324 shares of common stock and debt convertible into 4.33 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2006, the company began recognizing revenue on various license agreements on a straight line basis over the terms of the agreement.  Accordingly, the Company has recognized approximately $26,000 of revenue and other adjustments for the three month period ended March 31, 2007 resulting in an ending balance of $1,026,000.

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

STOCK ISSUED AS COLLATERAL - In January 2003, the Company entered into a Loan Agreement with Mercatus Partners LLP (“Mercatus”) and issued 2, 941,176 common shares to Mercatus as collateral for a $1 million loan that never funded. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. The shares were reported as lost to the Company in December 2003 and in December 2004, the shares were reissued to Mercatus who then assigned the shares and their interests to Phi-Nest Fund, L.P. (“Phi-Nest”) as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing Phi-Nest to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of the 500,000 shares and the collateralized shares were reduced to 2,441,176 shares. Phi-Nest did not provide the $1 million loan. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account. At the same time, the Company entered into an agreement with International Monetary Group (“IMG”) whose President and CEO is Patrick D. Harrington, a merchant banking company to procure financing for the Company. Michael C. Sher was also acting as IMG’s in-house attorney. In return, Phi-Nest received 150,000 shares of the collateral stock for consulting services and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non-cash charges in the consolidated statement of operations for the year ended December 31, 2006. In September, the Board of Directors approved the sale of 500,000 shares of the collateral stock to a qualified investor for $500,000. In October 2006, the qualified investor transferred $500,000 directly to IMG who in turn was to transfer the proceeds to the Company after the Company authorized Michael C. Sher to release 500,000 shares of the collateral stock. In October, IMG required the Company to sign a $500,000 note and represented that they would not enforce the note based on other agreements with the Company and in return IMG transferred $487,500 in net proceeds to ZAP for the 500,000 shares of collateral stock previously issued to the qualified investor. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to IMG and 250,000 shares of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense in the consolidated statement of operations for the year ended December 31, 2006. At December 31, 2006, there were 1,291,176 shares remaining in collateral stock held by Michael C. Sher. In January 2007, IMG provided the Company with a notice of default on the $500,000 alleged note obligation. In addition, Michael C. Sher has refused to release the remaining 1,291,176 shares of collateral stock to the Company due to a dispute over the alleged debt obligation with IMG. In February 2007, the Company filed suit to have the collateral stock returned. See Note 9 ZAP v. International Monetary Group, Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277) for a detailed discussion.  Management has recorded an estimated liability for any potential exposure to this transaction which is included in the accompanying condensed consolidated balance sheet. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on the results of operation.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company had provided up to an extended 36 month or 36,000 mile warranty on the Smart Car Americanized by ZAP, no longer distributed by ZAP since September 30, 2006 and 6 month warranties for the Xebra™ vehicles. At March 31, 2007, the Company has recorded a warranty liability for $251,973 for estimated repair costs.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

Note 3   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors which are described in Note 10 to our consolidated financial statements in our 2006 Annual Report on Form 10-KSB as filed with the SEC on April 2, 2007. In June

2006, our shareholders approved the Company’s 2006 incentive stock plan. Under the 2006 plan, we may grant stock options for up to 4 million shares of common stock. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock compensation.

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

 On January 26, 2007, the Company extended the expiration date of 21.8 million warrants previously issued to employees and officers by five years to July 1, 2012, with new exercise prices ranging from $1.00 to $1.20. As a result of the modification of the warrants, the Company determined the fair value of the warrants immediately prior to and after the modification. The incremental difference in value resulted in the recognition of $11.7 million in non-cash compensation expense during the first quarter of 2007. The Company valued the modified warrants at $0.57 per share using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.98%; dividend rate of 0.00%; volatility of 123%, and expected term of 2.7 years.

Under the provisions of SFAS 123R, we recorded $ 12 million of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions for the three months ended March 31, 2007:

2007
Expected Dividend yield	0%
Expected volatility	121.60 to 154.43
Risk-free interest rate	4.58 to 5.21
Expected life (in years) from grant date	2.5 to 5.75
Exercise price	$0.68 to $2.13

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2007 was $0.91.  As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2006 through March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	8,288,177	$1.02	7.40	1,942,600
Options granted under the plan	589,606	$1.15	9.99	—
Options exercised	(245,000)	$.059	—	119,300
Options forfeited and expired	—	—	—	—
Outstanding March 31, 2007	8,632,783	$1.03	8.04	1,823,300

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2007, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $119,300 and $222,590 for the three month period end March 31, 2007 and 2006, respectively.

As of March 31, 2007, total compensation cost of unvested employee stock options was $675,000. This cost is expected to be recognized through March 2010. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2007, as we have cumulative operating losses, for which a valuation allowance has been established.

As of March 31, 2007, total compensation cost of unvested options and warrants to consultants was $1.1 million. This cost is expected to be recognized through March 2010.

Note 4   INVENTORIES- Inventories at March 31, 2007 are summarized as follows (thousands):

Vehicles - conventional	$214
Advanced Transportation vehicles	1,070
Parts and supplies	478
Finished Goods	695
2,457
Less-inventory reserve	(440)
$2,017

Note 5   LICENSE AND DISTRIBUTION FEE

On April 19, 2004, ZAP entered into an Exclusive Purchase, License and Supply Agreement with Smart-Automobile LLC (“SA”), a California limited liability company, to distribute and manufacture Smart Cars. Smart Cars is the brand name for a 3-cyclinder gas turbo engine car manufactured by Daimler Chrysler AG, which can achieve estimated fuel economy of 40 miles per gallon. SA is not affiliated with Daimler Chrysler, but is a direct importer.

Under the agreement ZAP was SA’s exclusive distributor and licensee of the right to manufacture and distribute Smart cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP was obligated to pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 Smart Cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement, SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder shall convert 500 shares of preferred stock SA to $500,000 of common stock, and the holder was to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 7, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

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

In the fourth quarter of 2005, the Company filed a lawsuit against Daimler Chrysler Corporation (“Daimler Chrysler”) and others alleging that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third party relationships including this arrangement. Shortly thereafter, the Company commenced its annual impairment assessment. An independent valuation of the Smart Automobile license as of December 31, 2005 estimated the fair value to be $3.1 million with a remaining life of two years which was less than the $10.6 million recorded cost of the license. The carrying cost of the license was $8.8 million prior to the impairment calculation and accordingly, the Company recorded an impairment charge of $5.7 million for the year ended December 31, 2005. The valuation of the license was based on the Company’s discounted projected cash flows from projected sales of Smart Cars over the estimated life of the license agreement.

In June 2006, ZAP agreed in principle to amend its agreement with SA that was originally signed in April 2004. As a result, SA returned to ZAP all of the remaining preferred shares, or 7,500 preferred shares valued at $7.5 million, in exchange for, among other things, 300,000 common shares valued at $405,000 and 1 million warrants with an exercise price of $1.75 per share, valued at $950,000 using the Black-Scholes option pricing model. In addition, ZAP’s obligation to pay accrued license fees of $906,000 at June 30, 2006 was canceled. As a result, ZAP recorded a liability to SA of $7 million at June 30, 2006.

In September 2006, the Company further amended and renegotiated its agreement with SA for the Smart Car, due to the unavailability of Smart Cars and Daimler-Chrysler’s announcement to begin selling Smart Cars in the U.S. in 2008. This negotiation superseded all previous license and other distribution or asset agreements between ZAP and SA. The renegotiated agreement released ZAP from any remaining obligations to SA under its previous agreements and any liability to SA and resulted in the reversal of the $7 million liability owed and the corresponding recognition of $7 million in other income. The Company also recognized an impairment loss on the remaining value of the license with SA of approximately $2.2 million. Amortization expense of the license was $1,056,000 and $1,059,000 for the years ended December 31, 2006 and 2005. As of September 30, 2006, the Company no longer distributes Smart Cars.

NOTE 6 - LONG-TERM DEBT

8% SENIOR CONVERTIBLE NOTES

On December 5, 2006, when the market price of the Company’s common stock was $0.89 per share, the Company entered into a Securities Purchase Agreement with three institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.5 million aggregate principal amount of 8% senior convertible notes due December 5, 2008 (the “Notes due 2008”) and warrants to purchase 450,000 shares of common stock of the Company (the “Initial Warrants”) in a private placement. The Notes due 2008 are convertible at $0.90 per share into 1,500,000 shares of the Company’s common stock, subject to anti-dilution and other adjustments. The Initial Warrants, each immediately exercisable and expiring on December 5, 2011, are exercisable at $1.10 per share, subject to anti-dilution and other adjustments.

On February 20, 2007, when the market price of the Company’s common stock was $1.08 per share, the Company entered into a Purchase and Amendment Agreement (the “Amendment”), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the “Original Agreement” and as amended by the Amendment, the “Agreement”), with several institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the “Notes due 2009” and with the Notes due 2008, the “Notes”) and warrants to purchase 360,000 shares of the common stock of the Company (the “Additional Warrants” and with the Initial Warrants, the “Warrants”), in a private placement. The transaction closed on February 22, 2007 (the “February 2007 financing”). The Notes due 2009 are convertible at $0.90 per share into 1,200,000 shares of the Company’s common stock, subject to anti-dilution and other adjustments. Gross proceeds from the sale to the Company were $1.2 million, of which $15,000 was paid to one of the purchasers for expenses incurred in connection with the February 2007 financing.

The Notes provide for anti-dilution adjustments of issuable shares and the conversion price should the Company issue common stock or common stock equivalents for a price less than the conversion price, on or prior to the later of 1) the earlier of (x) the date a registration statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The Warrants provide for anti-dilution adjustments of the issuable shares and the exercise prices thereof should the Company issue common stock or common stock equivalents for a price less than the exercise price of the Warrants, on or prior to the later of 1) the earlier of (x) the date a registration statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date. The anti-dilution provided by the Warrants calls for the exercise price of the Warrants to adjust to 110% of the price of any dilutive issuances, on a per share basis. After December 31, 2007 and if the daily volume weighted average price of its common stock is equal to or greater than the Forced Conversion Price (as defined) for 20 trading days occurring during any period of thirty consecutive trading days, and certain other conditions are satisfied, the Company has the right to require the conversion of any unconverted Notes into shares of common stock. After December 31, 2007, and if the daily volume weighted average price of its common stock is equal to or greater than the $2.20 for 20 trading days occurring during any period of thirty consecutive trading days, and certain other conditions are satisfied, the Company has the right to require the exercise of any unexercised Warrants into shares of common stock.

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

Under terms of a registration rights agreement, the Company is obligated to file a registration statement within 90 days of the closing date of the sale of the Notes due 2008 for the resale of the shares of common stock underlying the Notes, the Warrants and any other shares issuable pursuant to the terms of the Notes or the Warrants and to cause the registration statement to become effective within 180 days of the closing date.  The Company is also required to maintain the effectiveness of the registration statement until all shares have been sold or may be sold without a registration statement.

In the event the registration statement is not filed within 90 days after the closing or does not become effective within 180 days of the closing, or once declared effective ceases to remain effective during the period that the securities covered by the agreement are not sold, the Company will be required to pay, in cash, an amount for such failure, equal to 1% of the aggregate principal amount for each thirty day period in which the registration statement is not filed, effective, or maintained effective. There is no cap on the amount of damages potentially payable by the Company should the registration statement not be filed, declared effective, or maintained effective. At May 14, 2007, the Company has not filed a registration statement pursuant to the registration rights agreement and has not made any payments to the purchasers of such amount. The Company has been contacted by one of the noteholders regarding this situation. In the current discussions, the Company has indicated its intention to file the required registration by June 30, 2007. The noteholder has expressed their willingness to work with the Company to resolve any issues regarding compliance with the notes including a possible restructuring of the debt instruments if necessary.

If the Company issues additional common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a registration statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date of the Notes, the investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each Investor’s percentage ownership of the Company remains the same.

The Company paid fees of $40,000 related to the Notes. These cash fees have been recorded as deferred offering costs and are being amortized over the life of the Notes.

As discussed in Note 2, on January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Prior to the adoption of this FSP, the Company classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 2006 financing, since the resale of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and the Company’s failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped. The Company’s adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” and EITF 00-27, “Application of EITF Issue No. 98-5, ’Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments.” The cumulative effect of this accounting change of $24,000 was credited to the opening accumulated deficit balance as of January 1, 2007.

In accordance with EITF 98-5 and 00-27, the Company allocated the note proceeds of $1.2 million from the February 2007 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.97 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.69%; effective dividend rate of 0.00%; volatility of 140%, and expected term of 4 years. The relative fair value of the warrants is $272,000, which was recorded as a discount to the notes, with a corresponding credit to equity or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $368,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $640,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, “Interest on Receivables and Payables,” over the life of the notes. The effective interest rate of these notes is approximately 46.7% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

The Company is required to make monthly principal payments on the Notes beginning on June 1, 2007, in twelve equal installments. Under certain circumstances, the Company may make all or a portion of these principal payments with common stock. If the Company chooses to repay principal with common stock, the principal payment share price will generally be the lesser of i) 90% of the lowest daily volume weighted average price for any trading day among the ten consecutive trading days occurring immediately prior to the principal payment date and ii) the conversion price in effect on such principal payment date.

Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $1,575,000 - 2007 (nine months); and $1,125,000 - 2008.

The note agreements contain certain affirmative and restrictive covenants, including, among other things, covenants prohibiting the Company from paying cash dividends on its common stock and requiring the Company to file, and achieve and maintain the effectiveness of a registration statement. If the Company breaches any of the covenants and, after receiving notice from noteholders, does not, within a certain period of time, cure the breach, , or if there is a change in control,the noteholders may call the loan, thereby requiring the payment of the principal balance of the notes and accrued interest plus a 20% penalty.

SECURED CONVERTIBLE NOTE

The Company also has a $2 million convertible note due in March 2025, with annual interest at 2% through March of 2005, and thereafter at the prime rate (as defined) plus 2%. Payments started on April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The noteholder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP’s common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company’s new corporate headquarters and is secured by this property. The note has a balance of $ 1,872,000 at March 31, 2007.

Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $78,000 - 2007 (nine months); $104,000 - 2008; $104,000 - 2009; $104,000 - 2010; $104,000 - 2011; and $1,378,000- thereafter.

NOTE 7 – INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. Upon adoption of FIN 48, we commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2007.

NOTE 8  – SHAREHOLDERS’ EQUITY

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

On November 9, 2006, ZAP’s Board of Directors approved a 10% stock dividend to be issued effective February 28, 2007, to all shareholders of record as of February 15, 2007. As a result of the stock dividend, approximately 4.0 million shares were issued to shareholders. The number of shares and loss per share amounts included in these financial statements has been adjusted for all periods presented to reflect the stock dividend.

On January 25, 2007, the Board of Directors extended by five years through July 1, 2012, the expiration date of certain of the Company’s warrants, Series B through K . These warrants were issued for executive compensation and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.20.

During our annual meeting of shareholders held in June of 2006 an amendment to the Company’s Amended and Restated Articles of Incorporation was approved  to increase the authorized common stock from 100 million to 200 million shares.

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

The Company’s shareholder equity activity for the three months ended March 31, 2007 is summarized as follows:  (in thousands)

	Common
	Shares	Amount
Balance at December 31, 2006	38,414	$91,227

Issuances of Common Stock for:
Exercise of options and warrants for cash	245	145
Cash	843	900
Consulting and other services	837	876
Employee Compensation	267	300
Stock dividend	3,957	—
	6,149	$2,221
Stock Option and Warrant Transactions
Warrants issued to convertible debt holders		1,081
Fair value of warrants issued for consulting and other services		260
Fair value of options and warrants issued to employees		11,740
		13,081

Balance at March 31, 2007	44,563	106,529

The Company issued common stock as consideration under agreements for consulting and employee services during the three months ended March 31, 2007. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.

Stock issued as collateral is discussed in detail in Note 2, “Stock Issued as Collateral”, and Note 9, “Litigation,”ZAP v. International Monetary Group, Inc., a Delaware Corporation; Michael C. Sher dba the Law Offices Of Michael C. Sher, Case No. SCV 240277.

The Company also issued options and warrants to consultants for professional services.  During the three months ended March 31, 2007, the Company issued options and warrants to consultants to purchase 272,000 shares of common stock at prices ranging from $1.00 per share to $1.32 per share, with a contractual life ranging from 5 to 6 years. The options and warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$1.00	$1.32
Market price	$1.15	$1.15
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	4.58%	4.58%
Expected life (contractual term)	3.9 years	6 years
Volatility	120.97%	120.97%
Fair market value	$0.89	$0.98

NOTE  9 – LITIGATION

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which,if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

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

James A. Arnold, et al. v. Steven Schneider, et al., Superior Court of California, County of Sacramento, Case No. 02AS02062, filed April 5, 2002, dismissed October 9, 2003, dismissal set aside and referred to Case Management Program March 4, 2004.  Plaintiffs seek damages of $71,000 in compensatory damages, $50 per month since April 5, 2002, other charges, interest, and further relief in the court’s discretion for breach of contract, promissory estoppel, and fraud.  Plaintiffs also seek $750,000 in punitive damages for fraud.  The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys’ fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act.  On February 17, 2005, the court referred the matter to non-binding arbitration pursuant to California Code of Civil Procedure section 1141.1.  The non-binding arbitration hearing was held on July 27, 2005.  The arbitrator award, issued on August 5, 2005, awarded Plaintiffs damages in the amount of $68,290, plus prejudgment interest at the rate of 7%.  This amount was awarded against both the Company and Mr. Schneider.  Given an admission in the plaintiff’s case management conference statement and the decision of the court to refer the matter to non-binding arbitration, the Company believes that the amount in controversy should be less than $50,000, though the complaint asks for more than $71,000 in damages.  Trial in Sacramento County Superior Court began on Tuesday, May 2, 2006, at 8:30 a.m., in Department 47.  At the trial, the parties agreed to settle this matter upon the following terms:  (1) the plaintiff agreed to dismiss the causes of action it had alleged against Mr. Schneider; and (2) RAP Group agreed to (a) pay the plaintiff $20,000 on or before May 31, 2006; (b) pay the plaintiff an additional $20,000 on or before January 5, 2007; (c) provide the plaintiff with whatever ownership documentation (such as titles) it can find in its possession, custody, or control regarding the 43 cars identified by the plaintiff during discovery as being the subject of this litigation; (d) allow the court to enter an order directing that plaintiff may dispose of the vehicles that are the subject of the litigation; and (e) allow the court to enter judgment against it in the amount of $50,000, minus whatever monies have already been paid by RAP Group to the plaintiff, if RAP Group does not timely make either of the payments identified above.  Both the plaintiff and RAP Group agreed to execute general mutual releases of all claims arising out of the subject matter of the litigation (pursuant to section 1542 of the Civil Code) and to dismiss with prejudice the complaint and the cross-complaint after performance of the settlement agreement.  The plaintiff and RAP Group further agreed that the stipulated settlement will be governed by section 664.6 of the Code of Civil Procedure.  RAP Group made the first payment to the plaintiff for $20,000, but did not pay the second payment of $20,000 that was due by January 5, 2007.  Plaintiff has therefore moved the court to enter a default judgment against RAP Group for $30,000 pursuant to the terms of the Settlement Agreement.  A hearing on that motion for default judgment was heard on April 4, 2007, and on April 27, 2007, the court entered judgment against RAP for $30,000.

Leandra Dominguez v. RAP Group, Inc. dba The Repo Outlet et. al., Superior Court of California, County of Sonoma, Case No. SCV-235641, complaint filed October 14, 2004, first amended complaint filed December 15, 2004.  Plaintiff has sued The Repo Outlet and Credit West Corporation for negligent misrepresentation, for a violation of the Business and Professions Code Section 17200, for breach of the implied warranty of merchantability under the Magnusson-Moss Act, and for violation of the federal Truth in Lending Act.  On January 13, 2005, the RAP Group, Inc. agreed to defend and indemnify Credit West Corporation.  At a hearing before the Sonoma County Superior Court on February 23, 2005, the court granted The Repo Outlet’s motion to compel arbitration, and on March 8, 2005, the court stayed the court proceeding pending arbitration.  The RAP Group, Inc. filed a demand for arbitration with the American Arbitration Association (the “Association”) on April 7, 2005, but the parties later stipulated that the arbitration would proceed before JAMS.  The Repo Outlet made a Code of Civil Procedure 998 offer to settle and have Dominguez dismiss the matter with prejudice for the sum of $1,001.  Because Dominguez failed to timely respond to The Repo Outlet’s Section 998 offer, that offer expired on March 2, 2006.  The Repo Outlet made another settlement offer of $1,857 to settle this matter as to both defendants on January 8, 2007, but this offer was rejected as plaintiff’s counsel seeks to recover all of his attorneys’ fees.  Although the case was sent to arbitration before JAMS, and set for arbitration in February 2007, on January 9, 2007,

The Repo Outlet informed the arbitrator and plaintiff’s counsel that it would be ceasing operations and its counsel would be withdrawing as attorneys of record.  At a status conference on February 8, 2007, the court was informed that counsel for RAP Group had moved to withdraw for non-payment of fees.  The hearing on that motion is set for April 18, 2007.  Since that time, Credit West has substituted its own counsel of record, and so RAP Group is no longer tendering a defense to Credit West.  On April 4, plaintiff Dominguez filed with the Court a Request for Entry of Default Judgment against RAP Group.  On May 2, 2007, the Court granted Donahue Gallagher Woods LLP’s motion to withdraw as counsel of record.  Thus, RAP Group is currently unrepresented by counsel in this matter.

Marieta Cruz Hansell v. Robert Warren Johnson, Jr.,ZAP, et. al., Superior Court of California, Case No. SCV-237645.  On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson.  The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff’s claim, and the Company has agreed to defend Mr. Johnson in this matter.  The parties are in the process of propounding and responding to discovery.  The plaintiff is claiming permanent disability,  and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages.  The plaintiff has not yet made any demand for settlement.  The Company intends to vigorously defend both itself and Mr. Johnson against these claims.  This matter is now being handled by alternative counsel for ZAP.  According to information received from alternative counsel, the parties have agreed to settle this matter with a payment by the Company and Mr. Johnson to the plaintiff of a total of $70,000.  The lawsuit was settled on February 15, 2007 and was dismissed with prejudice.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on  March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice.  Discovery is on-going, and the next case management conference is scheduled for April 9, 2007, but has been continued until July5, 2007.

Robert Chauvin; Mary Chauvin; Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“RobertChauvin, et al.”) v. Voltage Vehicles; ZAP; ZAP Power Systems Inc.; ZAPWORLDCOM; Elliot Winfield; Steven Schneider; Phillip Terrazzi; Max Scheder-Breschin; Renay Cude; [sic] and Does I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“Rajun Cajun”) and Voltage Vehicles.  The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys’ fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000.  On January 19, 2007, defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on the grounds that the License Agreement entered into between Rajun Cajun and Voltage contains a forum selection clause designating Sonoma County, State of California as the only appropriate forum.  The court granted that Motion on April 13, 2007.  In its order on that motion, the court also found that all other motions pending in the Nevada court in this matter are now moot.  (As of that time, the following motions were still pending:  (1) Chauvin, et al.’s Notices of Intent to Take Default against two of the named corporate defendants and against the individual defendants, except Renay Cude; (2) a Motion to Quash Service of Process or Alternatively for Dismissal by each of the individual defendants and both of the defunct corporate defendants; and (3) Chauvin, et al.’s Motion for Publication of Summons against the named individual defendants.)

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its Complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.  On April 19, 2007, Rajun Cajun filed a Motion to Quash and/or for Dismissal or Stay.  Rajun Cajun has since agreed to voluntarily withdraw that motion, but Voltage Vehicles is still awaiting confirmation of that withdrawal.  It is anticipated that Rajun Cajun will thereafter file an answer and cross-complaint in this matter.

ZAP v. International Monetary Group,(Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court.  ZAP sued International Monetary Group (“IMG”) who’s President and CEO  is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract.  ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties’ agreement, is seeking to enforce a $500,000 promissory note.  ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization.  ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized.  After being served with the complaint, counsel for IMG and Sher initiated settlement discussions and, in consideration, were given until May 7, 2007 to respond to the complaint. The Company has not received a written response from IMG as of May 14, 2007. Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. Thomas C. Graver and Auto America Group, Inc., filed in federal court for the Northern District of California on April 3, 2007, Case No. CV-01836-MJJ.  In its Complaint ZAP makes claims against Graver and Auto America Group under the Federal Anti-Cybersquatting Act and for trademark infringement.  Graver is the President and Chief Executive Officer of Auto America Group, Inc. (“AAG”).  AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006.  At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP’s federally-registered trademark “zapworld.com.”

Following discussions regarding a business dispute between Graver, AAG and one of ZAP’s business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007.  Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to “ZAP Agreement Correspondence” with an apparent link that is not functional.  The other ZAP reference is to an article referring to ZAP in a negative light.  Graver failed to respond to ZAP’s cease and desist letters.  In its lawsuit, ZAP requests that the domain name “zapworld.us” be transferred to ZAP and also that ZAP be awarded its damages and attorneys’ fees.  The defendants have now been served, and the parties are discussing a proposed settlement agreement with terms favorable to ZAP.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association alleging that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fee paid to Voltage Vehicles under the agreement, plus interest.  In a separate cause of action, Mr. Atkind alleged the Company breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company.  Regarding this second claim, Mr. Atkind contends that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company’s stock price declined.  He seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received.  Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind.  The first cause of action in the counterclaim alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement.  Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports.  The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above.  On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle.  An arbitrator was selected, which resulted in the parties reaching settlement in April. A Request for Dismissal with Prejudice was filed with the court in this matter on April 11, 2007.

NOTE 10 – RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these rentals was approximately $21,000 and $39,500 for the three months ended March 31, 2007 and 2006, respectively.

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where three of ZAP’s officers and or Directors are also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2006 and March 31, 2007. During the second quarter of 2006 the parties agreed that the payment will be offset against future outside advertising services which will be provided to the related entity by the Company.

NOTE 11 – SUBSEQUENT EVENT

On April 18, 2007, ZAP (the “Company”) accepted a purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles. The purchase order requests 6,000 sedans and 4,000 trucks. The total amount of the order is $79.1 million with a dealer acquisition costs  ranging from $7,500 to $8,200 depending on the equipment included with the vehicle.  If the entire order is fulfilled within one year, a rebate equal to 8% of the total sales price will be granted to EVC. This rebate maybe extended by ZAP depending on the delivery schedule of the vehicles. The order is also subject to meeting performance criteria of EVC.

EVC is funded by two hedge funds, Diversified Equity Funding, LP and Diversified Strategies Fund, LLC  both of which have an ownership interest in ZAP.  Larry Spatz, the CEO of EVC has also entered into a consulting agreement with ZAP, to provide consulting services, to assist ZAP with marketing, sales and public relations, for up to one year.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT OF FORM 10-QSB, INCLUDING THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE “FILINGS”) CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS “SEEK”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “BUDGET”, “PROJECT”, “MAY BE”, “MAY CONTINUE”, “MAY LIKELY RESULT”, AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

o	WHETHER THE ALTERNATIVE ENERGY AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
o	OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
o	OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
o	OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
o	OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
o	OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
o	CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
o	OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT, PARTICULARLY THE SECTION CAPTIONED “RISK FACTORS.”

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

Overview

We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by a registered importer. As of September 30, 2006,the company no longer distributes the Smart Car Americanized by ZAP due to the unavailability of Smart Cars. We also make the Xebra compliant for the United States market. Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

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

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States.  We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph.  Within the next twelve to thirty-six months, we hope to have distribution agreements in place with  three to four vehicle manufacturers whose products fit ZAP’s mission.  To distribute our product to end consumers and fleets, we have established more than 20 licensed automotive dealers and intend to grow this base significantly over the next several years.

In 2006, ZAP Automotive introduced the following automobile products:

•	the 100% electric XEBRA sedan with an MSRP of approximately $10,000;

•	the 100% electric XEBRA utility vehicle truck with an MSRP of approximately $10,500; and

•	the Smart micro-car with an MSRP of approximately $25,000 (no longer distributed after September 30, 2006).

Our future offerings that are currently in the developmental stage include:

•	the OBVIO 828, an economy micro-car from Brazil with an estimated MSRP of $14,000,

•	the OBVIO 012, a sports-coupe from Brazil with an estimated MSRP of $28,000; and

•	the ZAP-X, a 100% electric vehicle which will use Lotus Engineering’s Aluminum Performance Crossover (“APX”) design .

We are also in discussions with a number of other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 25 mph.  The car’s suggested retail price of $10,000 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today.  XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

Working with our Chinese manufacturing partner, we have designed two XEBRA models: a sedan and a utility pick-up truck.  The Chinese manufacturer’s current manufacturing capacity is approximately 1,000 vehicles per month.  Subject in large part to the level of financing secured, our current target is to distribute approximately 200 vehicles per month over the next 12 months.  Initial market demand has been overwhelming, both from end consumers using the vehicle as a “city-car” and from fleet managers of municipalities, states, green friendly corporations, and universities who have a preference or mandate to purchase zero emission vehicles.

We are working closely with our manufacturing partner to continually upgrade the XEBRA, adding features while balancing the goal of maintaining an affordable price level.  We are in the process of looking into incorporating options to enhance the consumer’s experience, including providing lithium battery packs for additional (up to 100 mile) range and solar panels for low cost and true zero air pollution charging.  These options are expected to be available by the second quarter of 2007.

XEBRA Sedan (ZAPCAR ®)

ZAP launched the sedan version of its XEBRA ZAPCAR on July 11, 2006.  The sedan has a seating capacity for four and is being targeted for city/commuter use. Based on initial feedback, ZAP will be marketing the XEBRA sedan to government and corporate fleets as well as to families with two or more cars, but with plenty of occasion to use their vehicles for short, city drives.

XEBRA PK ( ZAPTRUCK ™)

ZAP launched its utility pick-up truck version of the XEBRA, the XEBRA  ZAPTRUCK, on August 24, 2006.  This electric vehicle seats two with a multi-purpose platform behind the passenger compartment that serves as a hauler, dump truck or flatbed. The XEBRA ZAPTRUCK is targeted to municipalities, maintenance facilities, universities, ranches and warehouses.  Since its launch, we have received overwhelming inquiries for test drives.  To date, we have focused on our west coast market and sales have exceeded our initial distribution and sales plans.

Smart Car

The Smart Car was our initial automotive product. The project provided us with an excellent entry level opportunity in the micro-car market in the United States and confirmed our belief that there is a sizable demand for smaller, more fuel efficient (or alternatively fueled) vehicles. The Smart Car is manufactured by Daimler Chrysler Corporation, who we believe failed to identify the United States as a potential market. In Daimler Chrysler’s absence, we contracted with a third party unaffiliated with Daimler Chrysler to have the Smart Car imported and “Americanized” to meet the growing demand for micro-cars.  The process of Americanizing the Smart Car involve having the car modified to meet all Federal Motor Vehicle Safety Standards, United States Department of Transportation requirements, and Environmental Protection Agency regulations and applicable state requirements.

We have sold over 300 Smart Cars to date, but due to the conflict with Daimler-Chrysler and others, and the uncertainty of auto supply we discontinued distribution of the Smart Car in September of 2006.

OBVIO!

In September 2005, we entered into an exclusive (in North America) distribution contract with the Brazilian automobile manufacturer OBVIO! for the future importation of two models of micro-cars – an economy 828 model and a full performance 012 model. The cars will have butterfly doors, seating capacity to accommodate three persons, up to 250 horsepower output and accessories such as iMobile and air conditioning. This car will function on multi-fuel technology, meaning they will have the ability to be powered by ethanol, gasoline, or any combination thereof. We are also working with OBVIO! to produce a 100% electric version.  OBVIO!expects to deliver its first cars into the United States market in 2009.

There are currently over four million flex-fuel vehicles in the United States and most of these vehicles are sport-utility vehicles or others in the “light truck” class.  Sedans, wagons, and others are usually only available in flex-fuel configurations as part of fleet vehicle purchases by corporations.  A recent poll conducted by Maritz® showed that 84% of consumers would consider purchasing a vehicle capable of running on E85, a fuel blend of 15% gasoline and 85% ethanol, and consumers were willing to pay a median premium of $1,000 more than for a gasoline only vehicle.  Unlike most flex-fuel vehicles in the U.S. which can run on up to 85% ethanol, OBVIO! vehicles will have the capability to run on 100% ethanol.

The initial retail price of the 828 model is expected to be approximately $16,000 and the retail price of the 012 model is expected to be $28,000.  OBVIO! is scheduled to deliver 7,500 cars during the first year of production, 17,500 cars during the second year and 25,000 thereafter.  We intend to capture market share of the flex-fuel segment by offering cars that are sporty, fun to drive, and high-performance, but yet efficient and economical.

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

Lotus’ APX will be powered by revolutionary in-hub electric motors, delivering 644 horsepower in all wheel drive mode, theoretically capable of powering the ZAP-X to a potential top speed of 155mph. A new strong, lightweight and highly efficient structure based on the Lotus technology is planned to give the car a very attractive power-to-weight ratio.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable.  In 2007, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a 100% electric “Vespa”-type scooter with brushless hub/wheel motors; and (3) a 100% electric, four-wheel low-speed utility truck.  There can be no assurances that any of these future product offerings will be realized.

ZAP Power Systems

We launched the Company in 1994 with the invention of the ZAPPY electric scooter and quickly established a presence as one of the market leaders in the electric “personal” transportation product segment. Since inception, the Company has been able to maintain a steady business and committed buyers in this segment.  In keeping with our initial product offerings, at the beginning of 2006, we revitalized our consumer products line (recently renamed “Power Systems”), including an updated version of the electric scooter. As part of the segment’s revitalization, we reduced the number of suppliers and placed more emphasis on upgrading existing models with newer component technology and more robust features in order to provide a higher quality consumer experience and product.

Our goal for our consumer product line is to sell an average of 10,000 units per year.  At $350 to $500 average unit prices, the business represents a strategic compliment to the automotive portal by providing stable and increasing cash flows, facilitating access to, and use of, new technologies, and continuing to foster loyalty of ZAP’s brand.

Our current product offerings include:

•	Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3 EZ);
•	Off road vehicles (electric quads and motorcycles); and
•	Portable energy (universal recharge-it-all batteries and ipod auxiliary batteries).

The ZAPPY3 Personal Transporters

Segway’s highly publicized “human transporter to change the world” unearthed a growing need for a “scooter for adults,” better known as personal electric transportation. The Company responded to this demand by designing the ZAPPY3. Unlike the Segway, the ZAPPY3’s 3-wheeled vehicle design provides stability and maneuverability allowing just about anyone to ride this vehicle without training. It has a top speed of 15 mph, and the Pro has the farthest range of any personal transporter available today at 25 miles range per charge.

The Company initially thought that the ZAPPY3 would be great for the consumer market. Over the past year, the Company has revisited its sales strategy and come to recognize that the largest market opportunities are in the industrial and commercial applications. The Company’s primary sales channels are now more clearly defined as security, sporting goods and material handling.

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

The ZAPPY3 retail focus has continued strong in 2006. In early 2006, the Company rolled out a new dealer development program that emphasized the Company’s commitment to a nationwide distribution strategy coupled with consistent and responsive customer service. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

The material handling, warehousing, fabrication, and construction industries are the ideal markets for the ZAPPY3 Pro. We are not currently aware of any major competitors in this market.  The traditional solution for short distance transportation has been bicycles. The ZAPPY Pro offers the perfect utility vehicle for shuttling, picking and packing and getting into small areas like elevators. While the Company’s entrance into this market is still in the early stages, the product response has been very favorable, demonstrated by our newly established relationship with Indoff, the largest distributor of material handling equipment in the United States.

Off Road Vehicles

All terrain vehicle (“ATV”) manufacturers recognized in excess of $5.5 billion in revenues in 2005 with the market for ATVs and off road vehicles growing steadily since 2003. In the United States alone, approximately 800,000 units were sold in 2005. To date, all of the ATV on the market are gas-powered.  We believe electric ATV have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk.  The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV.  The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles.   By the second quarter of 2007, we anticipate the 800 watt “mid size” ATV will be available for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATVs in late 2007 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment.  If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year.  However, there can be no assurances that we will be able to achieve such market share.

Portable Energy – Recharge-It –All Batteries

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

Our Portable Energy devices fall under two product lines: universal chargers and made-for iPOD models.  The universal chargers are rechargeable battery packs that extend the use of most small and medium-sized electronic devices up to 2 to 5 times their normal battery life.  The made-for iPOD models, which we  begun selling  are a series of portable energy devices designed to work specifically with all the major iPOD products, including the iPOD, nano, iPOD shuffle and the iPOD with video.

We launched our Portable Energy products at the end of 2006 with marketing targeted to large electronic retailers.  Market statistics indicate that there will be over two billion users of mobile electronic devices by 2007.  Our goal with Portable Energy is to provide a solution that helps solve the energy management challenge for electronic and mobile internet users.  Today, there are only a few companies that have begun to address the mobile device backup power/charge market.  The currently available products include Energizer’s “Energi to Go”, Charge 2 Go, Cell Boost, and Medis Power Pack.  We believe that no manufacturer offers rechargeable devices and we believe that none offer the ability to re-charge a myriad of electronic devices from the same device as effectively as ZAP’s Portable Energy.

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

Subsidiaries

We have the following wholly owned subsidiaries: Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores,  Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”).  Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology through Voltage Vehicles dealers. The Company also operates a retail vehicle outlet in Santa Rosa to distribute advanced technology vehicles and some conventional gas automobiles.  ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet and ZAP Rental Outlet are not currently operating subsidiaries.

Recent Developments

Some of the significant events for the Company that occurred during the first quarter of 2007 and through the date of this report are as follows:

1.	We have undertaken a feasibility study with Lotus Engineering to explore the development of next generation electric vehicles that incorporate the latest advances in technology.

2.
In April, the Electric Vehicle Company, LLC, which is backed by two hedge funds, has placed a purchase order with us for 10,000 of our Xebra 2007 model year electric vehicles. The purchase order requests 6,000 sedans and 4,000 trucks The total amount of the order is $79.1 million with a dealer acquisition cost ranging from $7,500 to $8,200 depending on the equipment included with the vehicle.

3.
Joining State and community efforts to green transportation, we introduced a  new design that uses a solar panel. The XEBRA ZAPCAR and ZAPTRUCK, now with a solar panel option.  With the solar panel we have enabled short commutes on sunlight alone.

4.	We attended the February National Automobile Dealers Association Trade show in Las Vegas Electric where we received purchase orders for 2,300 electric cars from various dealers.

5.	We introduced a rapid battery charger, enabling purchasers of the XEBRAS to charge the vehicle in one hour or less.

6.	We began the development and manufacturing of a wheel motor “Vespa” type electric motor scooter, with sales expected to begin by the second quarter of 2007.

CRITICAL ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2006 and 2005. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Classification of Financial Instruments with Characteristics of both Liability and Equity

We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 specifies that mandatory redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accountingfor Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our detemination of the appropriate classification.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized  as  expense, net  of  estimated pre-vesting  forfeitures,  ratably  over  the  vesting  period  of  the  award.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” when the payment of liquidated damages becomes probable and can be reasonably estimated.

Prior to the adoption of this FSP, we had classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 5, 2006 convertible note financing, since the offering of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and our failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped.  Our adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5 and 00-27.  The cumulative effect of this accounting change of $24,000 was credited to our opening accumulated deficit balance as of January 1, 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our financial statements was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS15 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period.  The objective of FAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  It is intended to expand the use of fair value measurement.  FAS159 is effective for fiscal years beginning after November 15, 2007.  We have not evaluated the potential impact of adopting SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. FAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31,
	2007	2006
Statements of Operations Data:
Net sales	100.0%	100%
Cost of sales	95.3%	(85.5)
Operating expenses	1292.5%	113.3
Loss from operations	(1287.8)%	(98.8)
Net loss	(1305.1)%	(94.7)

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Net sales for the quarter ended March 31, 2007 were $1.1 million compared to $2.9 million for the period ended March 31, 2006.  Sales of vehicles were $964,000 versus $2.8 million in 2006. The difference was primarily due the the decrease in sales of the Smart Cars Americanized by ZAP in 2007, since the Company decided in September 2006 to no longer distribute the vehicles due to the conflict with Damlier Chrysler, the supply was uncertain. The Company had to initiate new market strategies, and was forced to close down Smart only dealers and to convert some Smart dealers to XEBRA dealers and to train all dealers in the sales and service of electric vehicles.
The consumer products increased from $87,000 in 2006 to $173,000 for the three months ended March 31, 2007. The increase was primarily due to sales of the new ZAPPY 3 electric scooter and launch the portable energy recharable line.

Gross profit the overall gross profit decreased from $424,000 for the first quarter ended March 31, 2006 compared to $54,000 for the quarter ended March 31, 2007. The major reason for the decrease was due to less vehicle unit sales in the first quarter of 2007 due to the lack of Smart Cars and the start-up of XEBRA sales. where the gross margin in 2006 was $417,000 compared to $89,000 in 2007.  While Consumer products also decreased from a gross profit of $4,000 in 2006 a gross loss of $37,000 in 2007. Although overall sales of consumer product units were greater for 2007, these increases were offset by inventory adjustments for certain outdated and slow-moving products.

Sales and marketing expenses increased by $120,000 from $251,000 for the quarter ended March 31, 2006 to $371,000 in 2007.  As a percentage of sales, total selling expenses also increased from 8.6% of sales  in 2006 to 32.6% in 2007. The increase was due to the following: higher salary expenses due to hiring of additional sales personnel, also expenses for trade shows and marketing were higher to promote the new Xebra ™ vehicle product line and selected  new portable energy items.

General and administrative expenses increased by $10.9 million from $3.1 million for the quarter ended March 31, 2006 to $14.0 million in 2007. The primary increase was due to non-cash expenses of  $12 million of expense to account for the modification and extension of certain expiring warrants that were issued to shareholders per the plan of reorganization in June of 2002 and also to current ZAP employees and officers for compensation purposes. The warrants were extended by five years until July, 2012 with the exercise prices also adjusted. The aforementioned increase was offset by lower expenses in 2007 versus 2006 for the following areas:  professional fees, amortization for previous terminated licenses agreements and salaries paid to fewer administrative personnel. Many of the other operating expenses for the quarter ended March 31, 2007 remained comparable with the first quarter of 2006.

Research and development expenses of $335,000 in 2007 were for the Company’s investment in a project with  Lotus Engineering  to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering’s Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will potentially be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.

Interest expense, net increased from an expense of $6,000 in first quarter 2006 to $216,000  in first quarter 2007. The increase was due to interest expense on the 8% convertibel notes issued in December 2006 and February 2007.

Other expense, net  increased  from other expense of $3,000 for the first quarter of 2006 to other income of $23,000  in the first quarter of 2007. The increase was due to minor administration fees earned by the company.

Net Loss  the Company reported a net loss of $14.9 million for the quarter ended March 31, 2007 as compared to a net loss of $2.8 million for period ended March 31, 2006.The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees and officers.

Liquidity and Capital Resources

In the first three months of 2007 net cash used for operating activities was $1.8 million In the first three months of 2006, the Company received cash provided by operations of $65,000. Cash used in the first three months of 2007 was comprised of the net loss incurred for the first three months of $14.8 million plus net non-cash expenses of $13.1 million  plus the net change in operating assets and liabilities of $76,000. Cash used in operations in the first three months of 2006 was comprised of the net loss of $2.8 million plus net non-cash expenses of $2.1 million, and the net change in operating assets and liabilities resulting in a use of cash of $700,000.

Investing activities used cash of $18,000 in the first three months ended March 31, 2007 and provided cash of  $11,000 during the first three months ended March 31, 2006.

Financing activities provided cash of $2,188,000 and $987,000 during the first three months ended March 31, 2007 and 2006, respectively.

The Company had cash of $2.6 million at both March  31, 2007 and 2006. At March 31, 2007, the Company had working capital of $271,000, as compared to working capital of  $1 million at March 31, 2006.

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

Risk factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of ZAP’s common stock.

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

In each of the thirteen years since we began operations, we have not generated enough revenue to exceed our expenditures.  Since our inception, we have financed our operations primarily through private and public offerings of our equity securities.  Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing.  If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations.  Our cash on hand was $2.6 million on March 31, 2007.  Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We may expect that obtaining additional financing on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material effect on our business, financial condition and future operating results.

We have substantial indebtedness and we are highly leveraged. As of March 31, 2007, we have total indebtedness of approximately $4.5 million. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay the notes, before maturity or grant security interests on our assets.

Our substantial indebtedness could have significant adverse consequences, including:

•  increasing our vulnerability to general adverse economic and industry conditions,

•  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•  limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•  placing us at a disadvantage compared to our competitors with less debt and competitors that have better access to capital resources.

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

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To-date, demand for and interest in electric vehicles has been sporadic.  As a result, growth in the electric vehicle industry depends on many factors, including:

•	continued development of product technology;
•	the environmental consciousness of customers;
•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;
•
widespread electricity shortages and the resultant increase in electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline; and

•	whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.

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

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  We have experienced significant volatility in the price of our stock over the past few years.  See Item 5.  Market For Common Equity and Related Shareholder Matters in our annual report on Form 10KSB for the year ended December 31, 2006.  For example, on December 31, 2004, our stock had a high of $5.15 and on December 31, 2005, it had a low of $.26.  If the market price of our common stock declines significantly, you may be unable to resell your common stock at or about its purchase price.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

Item 3.    Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of March 31, 2007.

Limitations on the Effectiveness of Controls.

Our CEO and CFO do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or honest mistake. Additionally, controls can be circumvented by the individual acts of certain persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, specific controls may or may not become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures.
As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO and CFO, to allow timely decisions regarding required disclosure.  As described in Item 8A “Controls and Procedures” in our Annual Report on Form 10-KSB filed with the SEC on April 2, 2007, our registered independent public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”), noted several deficiencies in both the design and operation of internal controls over financial reporting, when considered in the aggregate, they believe the deficiencies constitute a material weakness over financial reporting at December 31, 2006. We have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will, over time, positively address the weakness noted by our independent auditors. We intend to engage an outside firm to assist us in analyzing and improving our system of internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

James A. Arnold, et al. v. Steven Schneider, et al., Superior Court of California, County of Sacramento, Case No. 02AS02062, filed April 5, 2002, dismissed October 9, 2003, dismissal set aside and referred to Case Management Program March 4, 2004.  Plaintiffs seek damages of $71,000 in compensatory damages, $50 per month since April 5, 2002, other charges, interest, and further relief in the court’s discretion for breach of contract, promissory estoppel, and fraud.  Plaintiffs also seek $750,000 in punitive damages for fraud.  The Company has cross-claimed against Plaintiffs seeking compensatory damages, attorneys’ fees and equitable relief for breach of oral contract, common count for goods sold and delivered, conversion, liability of surety, violation of statute, and violation of the Unfair Practices Act.  On February 17, 2005, the court referred the matter to non-binding arbitration pursuant to California Code of Civil Procedure section 1141.1.  The non-binding arbitration hearing was held on July 27, 2005.  The arbitrator award, issued on August 5, 2005, awarded Plaintiffs damages in the amount of $68,290, plus prejudgment interest at the rate of 7%.  This amount was awarded against both the Company and Mr. Schneider.  Given an admission in the plaintiff’s case management conference statement and the decision of the court to refer the matter to non-binding arbitration, the Company believes that the amount in controversy should be less than $50,000, though the complaint asks for more than $71,000 in damages.  Trial in Sacramento County Superior Court began on Tuesday, May 2, 2006, at 8:30 a.m., in Department 47.  At the trial, the parties agreed to settle this matter upon the following terms:  (1) the plaintiff agreed to dismiss the causes of action it had alleged against Mr. Schneider; and (2) RAP Group agreed to (a) pay the plaintiff $20,000 on or before May 31, 2006; (b) pay the plaintiff an additional $20,000 on or before January 5, 2007; (c) provide the plaintiff with whatever ownership documentation (such as titles) it can find in its possession, custody, or control regarding the 43 cars identified by the plaintiff during discovery as being the subject of this litigation; (d) allow the court to enter an order directing that plaintiff may dispose of the vehicles that are the subject of the litigation; and (e) allow the court to enter judgment against it in the amount of $50,000, minus whatever monies have already been paid by RAP Group to the plaintiff, if RAP Group does not timely make either of the payments identified above.  Both the plaintiff and RAP Group agreed to execute general mutual releases of all claims arising out of the subject matter of the litigation (pursuant to section 1542 of the Civil Code) and to dismiss with prejudice the complaint and the cross-complaint after performance of the settlement agreement.  The plaintiff and RAP Group further agreed that the stipulated settlement will be governed by section 664.6 of the Code of Civil Procedure.  RAP Group made the first payment to the plaintiff for $20,000, but did not pay the second payment of $20,000 that was due by January 5, 2007.  Plaintiff has therefore moved the court to enter a default judgment against RAP Group for $30,000 pursuant to the terms of the Settlement Agreement.  A hearing on that motion for default judgment was heard on April 4, 2007, and on April 27, 2007, the court entered judgment against RAP for $30,000.

Leandra Dominguez v. RAP Group, Inc. dba The Repo Outlet et. al., Superior Court of California, County of Sonoma, Case No. SCV-235641, complaint filed October 14, 2004, first amended complaint filed December 15, 2004.  Plaintiff has sued The Repo Outlet and Credit West Corporation for negligent misrepresentation, for a violation of the Business and Professions Code Section 17200, for breach of the implied warranty of merchantability under the Magnusson-Moss Act, and for violation of the federal Truth in Lending Act.  On January 13, 2005, the RAP Group, Inc. agreed to defend and indemnify Credit West Corporation.  At a hearing before the Sonoma County Superior Court on February 23, 2005, the court granted The Repo Outlet’s motion to compel arbitration, and on March 8, 2005, the court stayed the court proceeding pending arbitration.  The RAP Group, Inc. filed a demand for arbitration with the American Arbitration Association (the “Association”) on April 7, 2005, but the parties later stipulated that the arbitration would proceed before JAMS.  The Repo Outlet made a Code of Civil Procedure 998 offer to settle and have Dominguez dismiss the matter with prejudice for the sum of $1,001.  Because Dominguez failed to timely respond to The Repo Outlet’s Section 998 offer, that offer expired on March 2, 2006.  The Repo Outlet made another settlement offer of $1,857 to settle this matter as to both defendants on January 8, 2007, but this offer was rejected as plaintiff’s counsel seeks to recover all of his attorneys’ fees.  Although the case was sent to arbitration before JAMS, and set for arbitration in February 2007, on January 9, 2007, The Repo Outlet informed the arbitrator and plaintiff’s counsel that it would be ceasing operations and its counsel would be withdrawing as attorneys of record.  At a status conference on February 8, 2007, the court was informed that counsel for RAP Group had moved to withdraw for non-payment of fees.  The hearing on that motion is set for April 18, 2007.  Since that time, Credit West has substituted its own counsel of record, and so RAP Group is no longer tendering a defense to Credit West.  On April 4, plaintiff Dominguez filed with the Court a Request for Entry of Default Judgment against RAP Group.  On May 2, 2007, the Court granted Donahue Gallagher Woods LLP’s motion to withdraw as counsel of record.  Thus, RAP Group is currently unrepresented by counsel in this matter.

Marieta Cruz Hansell v. Robert Warren Johnson, Jr.,ZAP, et. al., Superior Court of California, Case No. SCV-237645.  On October 21, 2005, Marieta Hansell filed suit against Robert Johnson (a former employee of ZAP), ZAP and other defendants for personal injury, property damage and permanent disability based on an alleged automobile collision between the plaintiff and defendant Johnson.  The Company and Mr. Johnson have both filed answers and case management statements containing a general denial of all of the plaintiff’s claim, and the Company has agreed to defend Mr. Johnson in this matter.  The parties are in the process of propounding and responding to discovery.  The plaintiff is claiming permanent disability,  and she has submitted a Statement of Damages in the amount of $108,727.34, plus unspecified amounts of future general damages, future wage loss, diminution of earning capacity damages, and incidental, consequential and special damages.  The plaintiff has not yet made any demand for settlement.  The Company intends to vigorously defend both itself and Mr. Johnson against these claims.  This matter is now being handled by alternative counsel for ZAP.  According to information received from alternative counsel, the parties have agreed to settle this matter with a payment by the Company and Mr. Johnson to the plaintiff of a total of $70,000.  The lawsuit was settled on February 15, 2007 and was dismissed with prejudice.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on  March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice.  Discovery is on-going, and the next case management conference is scheduled for April 9, 2007, but has been continued until July5, 2007.

Robert Chauvin; Mary Chauvin; Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“RobertChauvin, et al.”) v. Voltage Vehicles; ZAP; ZAP Power Systems Inc.; ZAPWORLDCOM; Elliot Winfield; Steven Schneider; Phillip Terrazzi; Max Scheder-Breschin; Renay Cude; [sic] and Does I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. .  On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“Rajun Cajun”) and Voltage Vehicles.  The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of  $10,000, attorneys’ fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000.  On January 19, 2007, defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on the grounds that the License Agreement entered into between Rajun Cajun and Voltage contains a forum selection clause designating Sonoma County, State of California as the only appropriate forum.  The court granted that Motion on April 13, 2007.  In its order on that motion, the court also found that all other motions pending in the Nevada court in this matter are now moot.  (As of that time, the following motions were still pending:  (1) Chauvin, et al.’s Notices of Intent to Take Default against two of the named corporate defendants and against the individual defendants, except Renay Cude; (2) a Motion to Quash Service of Process or Alternatively for Dismissal by each of the individual defendants and both of the defunct corporate defendants; and (3) Chauvin, et al.’s Motion for Publication of Summons against the named individual defendants.)

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its Complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.  On April 19, 2007, Rajun Cajun filed a Motion to Quash and/or for Dismissal or Stay.  Rajun Cajun has since agreed to voluntarily withdraw that motion, but Voltage Vehicles is still awaiting confirmation of that withdrawal.  It is anticipated that Rajun Cajun will thereafter file an answer and cross-complaint in this matter.

ZAP v. International Monetary Group,(Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court.  ZAP sued International Monetary Group (“IMG”) whose President and CEO  is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract.  ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties’ agreement, is seeking to enforce a $500,000 promissory note.  ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization.  ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized.  After being served with the complaint, counsel for IMG and Sher initiated settlement discussions and, in consideration, were given until May 7, 2007 to respond to the complaint. The Company has not received a written response from IMG as of May 14, 2007. Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. Thomas C. Graver and Auto America Group, Inc., filed in federal court for the Northern District of California on April 3, 2007, Case No. CV-01836-MJJ.  In its Complaint ZAP makes claims against Graver and Auto America Group under the Federal Anti-Cybersquatting Act and for trademark infringement.  Graver is the President and Chief Executive Officer of Auto America Group, Inc. (“AAG”).  AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006.  At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP’s federally-registered trademark “zapworld.com.”  Following discussions regarding a business dispute between Graver, AAG and one of ZAP’s business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007.  Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to “ZAP Agreement Correspondence” with an apparent link that is not functional.  The other ZAP reference is to an article referring to ZAP in a negative light.  Graver failed to respond to ZAP’s cease and desist letters.  In its lawsuit, ZAP requests that the domain name “zapworld.us” be transferred to ZAP and also that ZAP be awarded its damages and attorneys’ fees.  The defendants have now been served, and the parties are discussing a proposed settlement agreement with terms favorable to ZAP.

First Class Auto Sales, Inc. d/b/a First Class Imports v. Voltage Vehicles and ZAP, American Arbitration Association Case No. 74 133 00081 06 NOCA. First Class Imports is a vehicle dealer that executed a licensing and distributorship agreement with Voltage Vehicles, a subsidiary of the Company, in May, 2004. On January 14, 2006, First Class Imports and its principal, Leon Atkind, filed an arbitration demand with the American Arbitration Association alleging that the Company and Voltage Vehicles breached the licensing agreement by not delivering new SMART-branded vehicles to First Class Imports and demanded return of the $100,000 licensing fee paid to Voltage Vehicles under the agreement, plus interest.  In a separate cause of action, Mr. Atkind alleged the Company breached a second contract by failing to timely deliver a stock certificate in exchange for a Mercedes vehicle that he sold to the Company.  Regarding this second claim, Mr. Atkind contends that the late delivery of the certificate caused the shares to be restricted for an extra month during which the Company’s stock price declined.  He seeks as damages the difference in the value of the stock on the two subject dates multiplied by 59,999, the number of shares he received.  Voltage Vehicles filed a counterclaim against both First Class Imports and Mr. Atkind.  The first cause of action in the counterclaim alleges breach of contract against First Class Imports for its refusal to accept SMART-branded vehicles offered to it pursuant to the parties’ licensing agreement.  Voltage Vehicles seeks as damages the lost revenue it otherwise would have gained through First Class Imports’ purchase of SMART-branded vehicles, as well as damages based on the depreciation of a SMART-branded vehicle it loaned to First Class Imports.  The second cause of action alleges breach of contract against Mr. Atkind based on his failure to deliver title to the Mercedes identified above.  On this claim, Voltage Vehicles seeks as damages the depreciation of the Mercedes during the time in which it has been unable to sell the vehicle.  An arbitrator was selected, which resulted in the parties reaching settlement in April. A Request for Dismissal with Prejudice was filed with the court in this matter on April 11, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the period ended March 31, 2007 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On January 2, 2007, the Company issued 625,000 shares of common stock, one warrant for the purchase of 100,000 shares at $1.50 per share, and two warrants for the purchase of 1,150,000 shares at $1.20 for a direct investment in the amount of $625,000 to a qualified investor.

On January 25, 2007, the Company issued 27,174 shares of common stock for professional services valued at $25,000.

On February 2, 2007, the Company issued 217,391 shares of common stock and one warrant for the purchase of 2,000,000 shares at $1.20 per share for a direct investment in the amount of $200,000 to a qualified investor.

On February 20, 2007, the Company issued four 8% convertible notes with par value totaling $1.2 million and four warrants for the purchase of 360,000 shares at $1.32 per share in connection with a direct investment.

On February 23, 2007, the Company issued 8,532 shares of common stock for professional services valued at $9,300.

On March 30, 2007, the Company issued 45,565 shares of common stock for professional services valued at $52,400.

On March 30, 2007, the Company issued a warrant for the purchase of 2,000,000 shares at $1.20 per share for a direct investment in the amount of $200,000 to a qualified investor.

The Company will use the proceeds from the above transactions for general corporate purposes.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.     Exhibits

10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2006)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (incorporated by reference from our Current Report on Form 8-K filed on September 6, 2006)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.39	ZAP Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.41	Joint Venture Agreement Dated September 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.42	Memorandum of Company’s Extension of Warrants issued to Executives, January 26, 2007

10.43	Purchase and Amendment Agreement, dated February 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.44	Form of Convertible Note (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.45	Form or Warrant (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated May 14, 2007	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated May 14, 2007	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)