Form 10QSB
period 2007-06-30
ZAP
filed 2007-08-13
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2007

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

48,022,854 shares of common stock as of August 10, 2007.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

Part I.    FINANCIAL INFORMATION
Item 1.   Financial Statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,555
Accounts receivable, net of allowance for doubtful accounts of $184	339
Inventories, net	1,883
Prepaid non-cash professional fees	425
Other prepaid expenses and other current assets	706
Total current assets	4,908

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $751	4,358

OTHER ASSETS
Patents and trademarks, net	37
Goodwill	175
Prepaid non-cash professional fees, less current portion	207
Deposits and other assets	97
Total assets	$9,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of secured convertible note	$104
8% Senior convertible notes, net of discount of $871	1,829
Accounts payable	378
Accrued liabilities	2,645
Deferred revenue	910
Total current liabilities	5,866
LONG-TERM LIABILITIES
Secured convertible note, less current portion	1,751
Total liabilities	7,617
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 50 million shares; no par value, no shares issued and outstanding	—
Common stock, authorized 400 million shares; no par value; 46,089,228 shares issued and outstanding	108,552
Common stock issued as loan collateral	(1,549)
Accumulated deficit	(104,838)
Total shareholders’ equity	2,165
Total liabilities and shareholders’ equity	$9,782

 See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
NET SALES	$1,405	$4,359	$2,542	$7,288

COST OF GOODS SOLD	1,189	4,071	2,272	6,576
GROSS PROFIT	216	288	270	712

OPERATING EXPENSES
Sales and marketing	264	353	635	604
General and administrative (non-cash stock-based compensation of $1.6 million and $1.1 million and $14.5 million and $2.9 million for the three and six months ended June 30, 2007 and 2006, respectively)	2,798	2,865	16,788	5,933
Research and development	54	—	389	—
	3,116	3,218	17,812	6,537
LOSS FROM OPERATIONS	(2,900)	(2,930)	(17,542)	(5,825)
OTHER INCOME (EXPENSE)
Gain on revaluation of warrant and put option liabilities	—	169	—	304
Interest expense, net	(384)	(3)	(600)	(9)
Other income (expense)	(24)	7	(1)	4

	(408)	173	(601)	299
LOSS BEFORE INCOME TAXES	(3,308)	(2,757)	(18,143)	(5,526)

PROVISION FOR INCOME TAXES	—	—	4	4
NET LOSS	$(3,308)	$(2,757)	$(18,147)	$(5,530)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.42)	$(0.15)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	45,455	38,222	43,527	37,128

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,147)	$(5,530)

Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	205	—
Stock-based compensation for consulting and other services	1,901	1,987
Stock-based employee compensation	12,618	946
Stock based compensation for interest and registration penalties	314	—
Gain on revaluation of warrant and put option liabilities	—	(304)
Depreciation and amortization	182	1,036
Loss on disposal of fixed asset	—	4
Allowance for doubtful accounts	5	(118)
Changes in other items affecting operations:
Receivables	(120)	(9)
Smart car inventory	—	918
Inventories	464	20
Prepaid expenses and other assets	(306)	(541)
Accounts payable	128	(139)
Accrued liabilities	(310)	(223)
Deferred revenue	(280)	39
Net cash used for operating activities	(3,346)	(1,914)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(20)	(357)
Proceeds from sale of equipment	—	35
Net cash used for investing activities	(20)	(322)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants, net of offering costs	1,640	2,396
Proceeds from long-term debt, net of offering costs	1,185	—
Repayments of long-term debt	(64)	(44)
Net cash provided by financing activities	2,761	2,352

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(605)	116

CASH AND CASH EQUIVALENTS, beginning of period	2,160	1,547

CASH AND CASH EQUIVALENTS, end of period	$1,555	$1,663

See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP
NOTES TO THE INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (our “2006 10-K”).

Going Concern - The accompanying condensed consolidated  financial statements have been prepared assuming we will continue as a going concern.  The Company has a history of losses and might not achieve profitability.  The Company will need to arrange additional financing in the future. There can be no assurance that additional financing would be available, or if it is available, that it would be on acceptable terms. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all. We currently expect to be able to fund our working capital requirements from our existing cash and cash flows from operations through at least December 31, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our consolidated financial statements was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period.  The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  It is intended to expand the use of fair value measurement.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating what effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance regarding whether or not an instrument is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted loss per common share is based on the weighted average number of common shares outstanding in each period. The weighted average number of shares outstanding for the period ended June 30, 2006 has been restated for the 10% stock dividend of February 2007. Potential dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2007, these potentially dilutive securities include options for 8 million shares of common stock, warrants for 68.7 million shares of common stock and debt convertible into 4.4 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2006, the Company began recognizing revenue on various license agreements on a straight line basis over the terms of the agreement.  Accordingly, the Company has recognized approximately $126,000 and $282,000 of license revenue and other adjustments for the three and six month periods ended June 30, 2007 resulting in an ending balance of $910,000.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes.  Estimates were made relating to the useful lives of fixed assets, valuation allowances, impairment of assets and valuation of stock-based compensation and contingencies. Actual results could differ materially from those estimates.

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

STOCK ISSUED AS COLLATERAL - In January 2003, the Company entered into a Loan Agreement with Mercatus Partners LLP (“Mercatus”) and issued 2,941,176 common shares to Mercatus as collateral for a $1 million loan that never funded. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. The shares were reported as lost to the Company in December 2003 and in December 2004, the shares were reissued to Mercatus who then assigned the shares and their interests to Phi-Nest Fund, L.P. (“Phi-Nest”) as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing Phi-Nest to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of the 500,000 shares and the collateralized shares were reduced to 2,441,176 shares. Phi-Nest did not provide the $1 million loan. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account. At the same time, the Company entered into an agreement with International Monetary Group (“IMG”) whose President and CEO is Patrick D. Harrington, a merchant banking company to procure financing for the Company. Michael C. Sher was also acting as IMG’s in-house attorney. In return, Phi-Nest received 150,000 shares of the collateral stock for consulting services and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non-cash charges in the consolidated statement of operations for the year ended December 31, 2006. In September 2006, the Board of Directors approved the sale of 500,000 shares of the collateral stock to a qualified investor for $500,000. In October 2006, the qualified investor transferred $500,000 directly to IMG who in turn was to transfer the proceeds to the Company after the Company authorized Michael C. Sher to release 500,000 shares of the collateral stock. In October 2006, IMG required the Company to sign a $500,000 note and represented that they would not enforce the note based on other agreements with the Company and in return IMG transferred $487,500 in net proceeds to ZAP for the 500,000 shares of collateral stock previously issued to the qualified investor. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to IMG and 250,000 shares of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense in the consolidated statement of operations for the year ended December 31, 2006. At December 31, 2006, there were 1,291,176 shares remaining in collateral stock held by Michael C. Sher. In January 2007, IMG provided the Company with a notice of default on the $500,000 alleged note obligation. In addition, Michael C. Sher has refused to release the remaining 1,291,176 shares of collateral stock to the Company due to a dispute over the alleged debt obligation with IMG. In February 2007, the Company filed suit to have the collateral stock returned. See Note 9 ZAP v. International Monetary Group, Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277) for a detailed discussion.  Management has recorded an estimated liability for any potential exposure to this transaction which is included in the accompanying condensed consolidated balance sheet. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on the results of operations.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra™ vehicles. At June 30, 2007, the Company has recorded a warranty liability for $253,160 for estimated repair costs.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 10, to our consolidated financial statements in our 2006 Annual Report on Form 10-KSB as filed with the SEC on April 2, 2007. In June 2006, our shareholders approved the Company’s 2006 incentive stock plan. Under the 2006 plan, we may grant stock options for up to 4 million shares of common stock. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting

Principles Board Opinion 25, Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. In accordance with the modified prospective method, the consolidated financial statements for periods prior to 2006 have not been restated to reflect SFAS 123R.

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

Under the provisions of SFAS 123R, we recorded $518,000 and $12.5 million of stock compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions:

Three months ended June 30,2007
Expected Dividend yield	0%
Expected volatility	115.73 to 154.43
Risk-free interest rate	3.70 to 5.21
Expected life (in years) from grant date	2.5 to 5.75
Exercise price	$0.65 to $2.80

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and six months ended June 30, 2007 was $0.91 and $1.13, respectively.  As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2006 through June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	8,288,177	$1.02	7.40	$1,942,600

Options granted under the plan	589,606	$1.15	9.99	$—

Options exercised	(245,000)	$.059	—	$119,300

Options forfeited and expired	—	$—	—	$—

Outstanding March 31, 2007	8,632,783	$1.03	8.04	$1,823,300

Options granted under the plan	3,000	$1.13	10.0	$—
Options exercised	(610,639)	$.75	—	$128,100
Options forfeited and expired	—	$—	—	$—
Outstanding June 30, 2007	8,025,144	$1.05	8.04	$1,695,200

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2007, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $247,400 and $420,918 for the six month period ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, total compensation cost of unvested employee stock options is $630,900. This cost is expected to be recognized through March 2010. We recorded no income tax benefits for stock-based compensation expense arrangements for the six months ended June 30, 2007, as we have cumulative operating losses, for which a valuation allowance has been established.

As of June 30, 2007, total compensation cost of unvested options and warrants to consultants total $632,000. This cost is expected to be recognized through March 2010.

NOTE 4   INVENTORIES, NET- Inventories at June 30, 2007 are summarized as follows (thousands):

Vehicles - conventional	$214
Advanced transportation vehicles	867
Parts and supplies	624
Finished goods	710
2,415
Less-inventory reserve	(532)
$1,883

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

Under the agreement, ZAP was SA’s exclusive distributor and licensee of the right to manufacture and distribute Smart cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP was obligated to pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million will be payable in cash ratably commencing with the delivery of the first 1,000 Smart Cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement, SA exchanged their original Preferred Shares for new Preferred Shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder shall convert 500 shares of preferred stock SA to $500,000 of common stock, and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 1, 2009, or when all the preferred have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

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

NOTE 6  LONG-TERM DEBT

CONVERTIBLE SECURED NOTES

On December 5, 2006, when the market price of the Company’s common stock was $0.89 per share, the Company entered into a Securities Purchase Agreement with three institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.5 million aggregate principal amount of 8% senior convertible notes due December 5, 2008 (the “Notes due 2008”) and warrants to purchase 450,000 shares of common stock of the Company (the “Initial Warrants”) in a private placement. The Notes due 2008 were originally convertible at $1.00 per share (the ”Conversion Price”) into 1,500,000 shares of the Company’s common stock, subject to anti-dilution and other adjustments. The Initial Warrants, each immediately exercisable and expiring on December 5, 2011, are exercisable at $1.10 per share, subject to anti-dilution and other adjustments.

On February 20, 2007, when the market price of the Company’s common stock was $1.08 per share, the Company entered into a Purchase and Amendment Agreement (the “Amendment”), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the “Original Agreement” and as amended by the Amendment, the “Agreement”), with several institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the “Notes due 2009” and with the Notes due 2008, the “Notes”) and warrants to purchase 360,000 shares of the common stock of the Company (the “Additional Warrants” and with the Initial Warrants, the “Warrants”), in a private placement. The transaction closed on February 22, 2007 (the “February 2007 financing”). The Notes due 2009 were originally convertible at $1.00 per share into 1,200,000 shares of the Company’s common stock, subject to anti-dilution and other adjustments.

On April 30, 2007, the Company entered into Certificates of Adjustments to the Notes and Warrants (the “Adjustments”) to adjust certain provisions of the Notes and Warrants as a consequence of the declaration by the Company of a ten percent (10%) common stock dividend to common shareholders of record on February 15, 2007, payable February 28, 2007. As a result of the Adjustments, the conversion price of the Notes was reduced to $0.90 per share, the Initial Warrants were increased to 495,000 at an exercise price of $1.00 per share, and the Additional Warrants were increased to 396,000 at an exercise price of $1.20 per share.

On June 26, 2007, the Company entered into an Amendment Agreement (the “Second Amendment”) with the purchasers to adjust certain provisions of the Notes and Initial Warrants as a consequence of selling shares to a third party investor for per share consideration less than the conversion price of the Notes and exercise price of the Initial Warrants. As a result, the conversion price of the Notes was reduced to $0.72 per share convertible into 3,713,892 shares of common stock, and the initial Warrants were increased to 594,001 at an exercise price of $0.80 per share. The Second Amendment also deferred the June and July 2007 payments of the principal due under the Notes to August 1, 2007, extended the filing deadline of the Registration Statement to July 9, 2007, reduced the number of shares required to be registered under the Agreement to 130% of the shares underlying the Notes and Warrants, and allowed for the inclusion of an aggregate of 4,490,630 additional shares of common stock in any registration statement filed by the Company in connection with the Agreement. In consideration for these modifications, the Company agreed to pay the purchasers liquidated damages, payable in 141,750 shares of common stock of the Company, and warrants to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $1.10 per share. The Company also agreed to include the shares and warrants issued pursuant to the Second Amendment in the registration statement required to be filed by the Company pursuant to the Agreement.

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

The Company has filed the required registration statement on July 3, 2007.  Presently the SB-2 filing is under an initial review by the Securities and Exchange Commission.

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

As discussed in Note 2, on January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, “Accounting for Registration Payment Arrangements”. This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Prior to the adoption of this FSP, the Company classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 2006 financing, since the resale of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and the Company’s failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped.  The Company’s adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and “EITF 00-27, “Application of Issue No. 98-5, to Certain Convertible Instruments.”  The cumulative effect of this accounting change of $24,000 was credited to the opening accumulated deficit balance as of January 1, 2007.

In accordance with EITF 98-5 and EITF 00-27, the Company allocated the note proceeds of $1.2 million from the February 2007 financing between the fair value of the notes and the fair value of the warrants.  The Company valued the warrants at $0.97 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.69%; effective dividend rate of 0.00%; volatility of 140%, and expected term of 4 years.  The relative fair value of the warrants is $272,000, which was recorded as a discount to the notes, with a corresponding credit to equity or common stock.  The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2.  The Company further determined that there was a beneficial conversion feature associated with the notes of $368,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes.  The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock.  The aggregate amounts of the discounts to the notes was $640,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, “Interest on Receivables and Payables,” over the life of the notes.  The effective interest rate of these notes is approximately 46.7% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

The Company was initially required to make monthly principal payments beginning on June 1, 2007, in twelve equal installments.  However, the note-holders have extended the first payment to August 1, 2007, which was made by issuing common stock. The initial first two payments which were not required to be made have extended the maturity of the notes by two months. Under certain circumstances, the Company may make all or a portion of these principal payments with common stock. The Company may not issue its stock in payment of such principal at a price below the lower of $0.75 per share or the adjusted conversion price in effect. If the Company chooses to repay principal with common stock, it will be based on the lower of a 10% discount to the lowest daily volume weighted average price for any trading day among the immediately preceding ten consecutive trading days and the conversion price in effect on such principal payment date.

Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $1,125,000 - 2007 (five months); and $1,575,000 - 2008.

The note agreements contain certain affirmative and restrictive covenants, including a covenant requiring the Company to file, and achieve and maintain the effectiveness of a registration statement.  If the Company breaches any of the covenants and if, after receiving notice from note holders, does not, within a certain period of time, cure the breach, the note holders may call the loan, thereby requiring the payment of the principal balance of the notes plus a 20% penalty.

SECURED CONVERTIBLE DEBT

The Company also has a $2 million convertible note due in March 2025, with annual interest at 2% through March of 2005, and thereafter at the prime rate (as defined) plus 2%. Payments started on April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP’s common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company’s new corporate headquarters and is secured by this property. The note has a balance of $1,855,000 at June 30, 2007. Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $52,000 - 2007 (six months); $104,000 - 2008; $104,000 - 2009; $104,000 - 2010; $104,000 - 2011; and $1,387,000- thereafter.

NOTE 7  INCOME TAXES

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2007.

NOTE 8   SHAREHOLDERS’ EQUITY

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

 On January 25, 2007, the Board of Directors extended by five years through July 1, 2012, the expiration date of certain of the Company’s warrants , Series B through K . These warrants were issued for executive compensation and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.20. As a result of the modification of the warrants, the Company determined the fair value of the warrants immediately prior to and after the modification.  The incremental difference in value resulted in the recognition of $11.7 million in non-cash compensation expense during the first quarter of 2007.

During our annual meeting of shareholders held in July of 2007, an amendment to the Company’s Amended and Restated Articles of Incorporation was approved to increase the authorized common stock from 200 million to 400 million shares.

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

The Company’s shareholder equity activity for the six months ended June 30, 2007 is summarized as follows:  (in thousands)

	Common
	Shares	Amount
Balance at December 31, 2006	38,464	$91,227

Issuances of Common Stock for:
Exercise of options and warrants for cash	245	145
Cash	843	900
Consulting and other services	837	876
Employee Compensation	267	300
Stock dividend	3,962	—
	6,154	2,221
Stock Option and Warrant Transactions
Warrants issued to convertible debt holders		1,081
Fair value of warrants issued for consulting and other services		260
Fair value of options and warrants issued to employees		11,740
		13,081

Balance at March 31, 2007	44,618	106,529

Issuances of Common Stock for
Exercise of options and warrants for cash	763	596
Employee Compensation	57	60
Consulting and other services	509	535
Interest and penalties	142	139
	1,471	1,330
Stock Option and Warrant Transactions
Warrants issued to convertible debt holders		175
Fair value of options and warrants issued to employees		518
		693

Balance at June 30, 2007	46,089	$108,552

The Company issued common stock as consideration under agreements for consulting and employee services during the six months ended June 30, 2007. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.

Stock issued as collateral is discussed in Note 2, “Stock Issued as Collateral,” and in Note 9, “Litigation, ‘ZAP v. International Monetary Group, Inc., a Delaware Corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277.’”

The Company also issued options and warrants to consultants for professional services.  During the three months ended March 31, 2007, the Company issued warrants to consultants to purchase 272,000 shares of common stock at prices ranging from $1.00 per share to $1.32 per share, with a contractual life ranging from 5 to 6 years. There were no warrants issued to consultants for the three month period ending on June 30, 2007.

 The options and warrants were nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$1.00	$1.32
Market price	$1.15	$1.15
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	4.58%	4.58%
Expected life (contractual term)	5 years	6 years
Volatility	120.97%	120.97%
Fair market value	$0.89	$0.98

NOTE 9  LITIGATION

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No.  BC342211.  On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.  Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law  unfair competition, and intentional and negligent interference with prospective economic advantage.  ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

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

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on  March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice. Mr. Alvis has filed a motion to “recall” the writ of possession for which the court authorized issuance respecting the disputed motor home currently in Mr. Alvis’ possession. The hearing on that motion was heard on July 25, 2007, at which time Mr. Alvis’  motion was denied. The parties then confirmed, on the record in court, the original order granting ZAP the writ of possession, including ZAP’s ability to post the $300,000 bond at any time during the pendency of the suit. In the meantime, discovery is on-going, and the parties are discussing mediation and attempting to schedule the same. The next case conference has now been continued until October 25, 2007.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.   On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc.  The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants must file a responsive pleasing to Rajun Cajun’s Cross-Complaint by August 6, 2007 and they intend to vigorously defend against the claims set forth therein. Discovery is ongoing, and a case management conference is scheduled for October 24, 2007.  Management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. International Monetary Group,(Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court.  ZAP sued International Monetary Group (“IMG”) whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract.  ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties’ agreement, is seeking to enforce a $500,000 promissory note.  ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization.  ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized.  After being served with the complaint, counsel for IMG and Sher initiated settlement discussions but ultimately IMG and Sher responded  to the complaint in state court by filing a motion to quash the subpoena and to dismiss the case for lack of personal jurisdiction. The court remanded the case back to Sonoma County Superior Court on July 23, 2007 and a case management conference is now scheduled in state court for September 19, 2007.  Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. Thomas C. Graver and Auto America Group, Inc., filed in federal court for the Northern District of California on April 3, 2007, Case No. CV-01836-MJJ.  In its complaint, ZAP makes claims against Graver and Auto America Group under the Federal Anti-Cybersquatting Act and for trademark infringement.  Graver is the President and Chief Executive Officer of Auto America Group, Inc. (“AAG”).  AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006.  At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP’s federally-registered trademark “zapworld.com.”  Following discussions regarding a business dispute between Graver, AAG and one of ZAP’s business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007.  Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to “ZAP Agreement Correspondence” with an apparent link that is not functional.  The other ZAP reference is to an article referring to ZAP in a negative light.  Graver failed to respond to ZAP’s cease and desist letters.  In its lawsuit, ZAP requests that the domain name “zapworld.us” be transferred to ZAP and also that ZAP be awarded its damages and attorneys’ fees.  The defendants have now signed a settlement agreement on terms favorable to ZAP, including agreeing to transfer the “zapworld.us” domain to ZAP and to delete all references to ZAP on websites owned or controlled by defendants. It is expected that this case will be concluded shortly.

NOTE 10  RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these rentals was approximately $42,000 and $77,000  for the six months ended June 30, 2007 and 2006, respectively.

Inventory Purchase

In December 2005, the Company purchased inventory from a related entity where three of ZAP’s officers and/or directors are also members of its Board of Directors. The transaction resulted in a payable due to the related company of $204,000 at December 31, 2006 and  June 30, 2007. During the second quarter of 2006, the parties agreed that the payment will be offset against future outside advertising services which will be provided to the related entity by the Company.

NOTE 11   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended
	June 30, (in thousands)
	2007	2006
Cash paid during the period for interest	$39	$41
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Partial settlement of preferred stock liability	$—	$1,354
Settlement of warrant liability	$—	$568

NOTE 12   COMMITMENTS

ZAP signed a distribution agreement with PML FlightLink Limited (PML) for the purchase of an advanced propriety wheel motor and control system. ZAP received the exclusive rights to use this system in its current and future product line. In conjunction with the agreement with PML, ZAP has committed to an initial order of approximately $10 million in PML wheel motors, subject to terms and conditions agreed on by the parties.

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
  WHETHER THE ALTERNATIVE ENERGY AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
  OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
  OURABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
  OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;
  OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;
  OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;
  CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND
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

Today, ZAP is renewing its focus as a pioneer at the forefront of advanced transportation technologies.  The Company has established an automotive portal to distribute vehicles to offer consumers, fleet and other stakeholders product that better address social responsibility and environmental sustainability than is being offered by the traditional automobile manufacturers.  Through this portal, and the continued establishment of partnerships with select manufacturers, ZAP intends to play a small part in building awareness of the evolving technologies available for automotive transportation and in reducing our nation’s dependency on foreign oil. To complement the efforts of its automotive portal,  ZAP is also aggressively upgrading and expanding its traditional consumer products, incorporating new motor, drive control and battery technologies and solidifying its advance energy solutions through a new portable energy line of products. We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by a registered importer. As of September 30, 2006, the company no longer distributes the Smart Car Americanized by ZAP due to the unavailability of Smart Cars. In June 2006 we began delivery of our Xebra. The only full production electric vehicle available in the United States capable of speeds in excess of 25 miles per hour.  Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the second quarter of 2007 and through the date of this report are as follows:

1.
Since we began selling Xebra’s, we have delivered over 500 units of our XEBRA vehicles which includes both sedans and pick-up trucks. Recently, the XEBRA city-truck traveled over 100 miles on a single charge at a Danish laboratory using an advanced lithium battery system.

2.	We have undertaken a feasibility study with Lotus Engineering to explore the development of next generation electric vehicles that incorporate the latest advances in technology.

3.
We also signed an agreement for an advanced wheel motor from PML FlightLink Limited for the PML wheel motor technology which we expect to play a key role in the development of next generation electric vehicles being developed with Lotus Engineering.

4.
We are now developing a new electric vehicle that is affordable for consumers. With a targeted price of $30,000, the technology for the new vehicle is similar to that of an electric SUV concept announced earlier this year called ZAP-X, but will be available sooner.

5.	We introduced a new electric scooter, the Zapino, with an advanced 3000-watt brushless DC hub motor, perfect for city commuting and able to reach speeds of 30 MPH.

6.	We have received orders for over 50,000 units of our new product, a Recharge-It-All line of rechargeable lithium battery storage devices for mobile electronics like cell phones and digital cameras.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s  Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	84.6	93.3	89.4	90.2
Operating expenses	221.8	73.8	700.7	89.7
Loss from operations	(206.4)	(67.2)	(690.1)	(79.9)
Net loss	(235.4)	(63.2)	(713.9)	(75.9)

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Net sales for the quarter ended  June 30, 2007 were $1.4 million compared to $4.4 million for the period ended June 30, 2006.  Sales of vehicles were $ 1.1 million versus $4.1 million in 2006. The difference was primarily due to the decrease in sales of the Smart Cars Americanized by ZAP in 2007.  The Company decided in September 2006 to no longer distribute the vehicles due to the conflict with Daimler Chrysler because the supply was uncertain. The Company had to initiate new market strategies, and was forced to close down Smart only dealers and to convert some Smart dealers to XEBRA dealers and to train all dealers in the sales and service of electric vehicles.  During the quarter ended June 30, 2007, the Company had $783,000 in Xebra sales, as compared to $109,500 during the same period in 2006.

Gross profit decreased  by $72,000 from $288,000  for the second quarter ended June 30, 2006  to $216,000 for the quarter ended June 30, 2007. The major reason for the decrease was due to less vehicle unit sales in the second quarter of 2007 and product mix.

Sales and marketing expenses decreased by $89,000 from $353,000 for the quarter ended June 30, 2006 to $264,000 in 2007.  The decrease was primarily due to less attendance at trade shows during the second quarter.

General and administrative expenses decreased by $67,000 from $2.9 million for the quarter ended June 30, 2006 to $2.8 million in 2007. The reason for the decrease was due to less consulting and professional fees with no  amortization of the terminated  licenses agreements which were settled in 2006. The expensing of stock options totaling $518,000 in accordance with SFAS 123R in the second quarter of 2007 partially offset the aforementioned decreases.

Research and development expenses of $54,000 in 2007 were for the Company’s investment in a project with  Lotus Engineering to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering’s Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.

Interest expense, net increased from an expense of $3,000 in second quarter 2006 to $384,000 in second quarter  of 2007. The increase was due to interest and penalties paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Other expense, net increased  from other income of $7,000 for the second quarter of 2006 to other expense of $24,000  in the second quarter of 2007. The increase was due to additional charges for certain lease liabilities.

Net Loss for the quarter ended June 30, 2007 was $3.3 million compared to a net loss of $2.8 million for period ended June 30, 2006.

 Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales for the six months ended June 30, 2007, were $2.5 million compared to $7.3 million for the six months  ended June 30 in the prior year.  The decrease was due to less sales of Smart Cars Americanized by ZAP (as discussed in the quarterly explanation above). During the six months ended June 30, 2007, the Company had $1.2 million in Xebra sales, as compared to $124,000 for the first six months of 2006.

Gross profit was $270,000 for the six months ended June 30, 2007 compared to $712,000 for the six months ended June 30, 2006. The major reason for the decrease was due to less vehicle unit sales in  2007 and product mix.

Sales and marketing expenses in the first six months of 2007 increased by $31,000 from  $604,000  in 2006 to  $635,000 in 2007.  The hiring of additional sales personnel in 2007 accounted for most of the increase.

General and administrative expenses for the six months ended June 30, 2006 increased by $10.9 million from $5.9 million in 2006 to $16.8 million in 2007.  The primary increase was due to non-cash expenses of  $12 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted. The aforementioned increase also included expensing of stock options in accordance with SFAS123R which was offset by lower expenses in 2007 versus 2006 related to professional fees and amortization for previously terminated licenses agreements.

Research and development expenses of $389,000 in 2007 were for the Company’s investment in a project with  Lotus Engineering  to develop a new electric car based on the APX (Aluminum Performance –See research and development above in the quarter section previous  for further explanation.)

Interest expense, net increased by $591,000 from an interest expense of  $9,000 for the first six months of 2006 to interest expense of $600,000 in the six months ended June 30, 2007. The increase was due to interest and penalties paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Other income decreased from $4,000 of income in the first six months of 2006 to an expense of $1,000 for the same period in 2007 due to additional charges for certain lease liabilities.

Net Loss was $18.1 million for the six months ended June 30, 2007 as compared to a net loss of $5.5 million for period ended June 30, 2006. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Liquidity and Capital Resources

In the first six months of 2007 net cash used for operating activities was $3.3 million. In the first six months of 2006, the Company used cash for operations of $1.9 million. Cash used in the first six months of 2007 was comprised of the net loss incurred for the first six months of $18.1 million plus net non-cash expenses of $15.2 million  and the net change in operating assets and liabilities of $424,000. Cash used in operations of $1.9 million in the first six months of 2006 was comprised of the net loss of $5.5 million plus net non-cash expenses of $3.5 million, and the net change in operating assets and liabilities of $100,000.

Investing activities used cash of $20,000 and $322,000 in the first six months ended June 30, 2007 and 2006, respectively.

Financing activities provided cash of $2.8 million and $2.4 million during the first six months ended June 30, 2007 and 2006, respectively.

The Company had cash of $1.6 million at June 30, 2007 as compared to $1.7 million at June 30, 2006. The Company had working capital deficits of $958,000 and $5.4 million for the periods ended June 30, 2007 and 2006 respectively.

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock and there is no guarantee that a market will exist for the sale of the Company’s shares.

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

The Company’s primary capital needs are: (i) to purchase Xebra™ vehicles, both sedan and utility trucks from ZAP’s Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP’s market initiatives.  ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP’s business plan, and to expand ZAP’s efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles , the new ZAP Alias, and ZAP-X program and other fuel efficient vehicles.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at June 30, 2007 and 2006, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Classification of Financial Instruments with Characteristics of both Liability and Equity

We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 specifies that mandatory redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer.  SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares.  Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, Accountingfor Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which enumerates additional criteria to determine the appropriate classification as liability or equity.  We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately.  We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.

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

ZAP’S CURRENT PRODUCT LINE

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE
---------------------------

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

In 2006, ZAP Automotive introduced the following automobile products:

•	the 100% electric XEBRA sedan with an MSRP of approximately $10,500;

•	the 100% electric XEBRA utility vehicle truck with an MSRP of approximately $11,200; and

•	the Smart micro-car with an MSRP of approximately $25,000 (no longer distributed after September 30, 2006).

Our future offerings that are currently in the developmental stage include:

•	the OBVIO 828, an economy micro-car from Brazil with an estimated MSRP of $14,000,

•	the OBVIO 012, a sports-coupe from Brazil with an estimated MSRP of $28,000; and

•	the ZAP-X, a 100% electric vehicle which will use Lotus Engineering’s Aluminum Performance Crossover (“APX”) design .

•	The ZAP Alias, which has a target price of $30,000 per vehicle and an estimated range of 100 miles per charge

We are also in discussions with a number of other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 25 mph.  The car’s suggested retail price of $10,500 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today.  XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

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

We are working closely with our manufacturing partner to continually upgrade the XEBRA, adding features while balancing the goal of maintaining an affordable price level.  We are in the process of looking into incorporating options to enhance the consumer’s experience, including providing lithium battery packs for additional (up to 100 mile) range and solar panels for low cost and true zero air pollution charging.  Solar options were introduced in the current quarter.

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

Smart Car

The Smart Car was our initial automotive product. The project provided us with an excellent entry level opportunity in the micro-car market in the United States and confirmed our belief that there is a sizable demand for smaller, more fuel efficient (or alternatively fueled) vehicles. The Smart Car is manufactured by Daimler Chrysler Corporation, who we believe failed to identify the United States as a potential market. In Daimler Chrysler’s absence, we contracted with a third party unaffiliated with Daimler Chrysler to have the Smart Car imported and “Americanized” to meet the growing demand for micro-cars.  The process of Americanizing the Smart Car involved having the car modified to meet all Federal Motor Vehicle Safety Standards, United States Department of Transportation requirements, and Environmental Protection Agency regulations and applicable state requirements.

We have sold over 300 Smart Cars to date, but due to the conflict with Daimler-Chrysler and others, and the uncertainty of auto supply we discontinued distribution of the Smart Car in September of 2006.

OBVIO!

In September 2005, we entered into an exclusive (in North America) distribution contract with the Brazilian automobile manufacturer OBVIO! for the future importation of two models of micro-cars – an economy 828 model and a full performance 012 model. The cars will have butterfly doors, seating capacity to accommodate three persons, up to 250 horsepower output and accessories such as iMobile and air conditioning. This car will function on multi-fuel technology, meaning they will have the ability to be powered by ethanol, gasoline, or any combination thereof. We are also working with OBVIO! to produce a 100% electric version.  OBVIO! expects to deliver its first cars into the United States market in 2009.

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

We are also working on a $30,000 all electric vehicle with a targeted  100 mile range.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable.  In 2007, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a high performance highway all electric vehicle.

ZAP Power Systems
---------------------------

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

Our goal for our consumer product line is to sell an average of 10,000 units per year.  At $530 to $900 average unit prices, the business represents a strategic compliment to the automotive portal by providing stable and increasing cash flows, facilitating access to, and use of, new technologies, and continuing to foster loyalty of ZAP’s brand.

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

With the increased emphasis on homeland security, there are several product competitors in the security and police market segment. Segway, the most well known, can be found in select police departments and airports and sells for about $5,500. American Chariot which is a chariot-like transporter has entered the market selling between $1,500 to $2,500. Newest to the security transporter business is T3Motion, which is built like a small tank and priced at up to $8,000. The ZAPPY3 meets the need of a majority of the security transportation needs and with an selling price range of $530 to $900, depending on the model purchased, which we believe is the most economical of all offerings.

The ZAPPY3 retail focus has continued strong in 2007. In early 2006, the Company rolled out a new dealer development program that emphasized the Company’s commitment to a nationwide distribution strategy coupled with consistent and responsive customer service. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

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

The ZAPINO is an  electric scooter that is a great link between ZAP’s personal transporters and electric cars.

Not only economical and eco-friendly, the ZAPINO is powerful with an advanced 3000-watt brushless DC hub motor, perfect for city commuting. Able to reach speeds of 30 MPH, the ZAPINO will be able to keep up with city traffic without contributing to city pollution. The rear wheel hub motor on the ZAPINO creates more room on board for additional batteries and performance. This innovative drive system eliminates the need for belts or chains with lower overall maintenance. It also delivers a more enjoyable ride because it is nearly silent, accelerates smoothly with no shifting, has no engine vibration, no tailpipe or heat exhaust -- just good, clean fun.

Off Road Vehicles

All terrain vehicle (“ATV”) manufacturers recognized in excess of $5.5 billion in revenues in 2005 with the market for ATVs and off road vehicles growing steadily since 2003. In the United States alone, approximately 800,000 units were sold in 2005. To date, all of the ATV’s on the market are gas-powered.  We believe electric ATV’s have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk.  The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV.  The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles.   In the current quarter we introduced the 800 watt “mid size” ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATVs in late 2007 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment.  If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year.  However, there can be no assurances that we will be able to achieve such market share.

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

Our Portable Energy devices fall under two product lines: universal chargers and made-for iPOD models.  The universal chargers are rechargeable battery packs that extend the use of most small and medium-sized electronic devices up to 2 to 5 times their normal battery life.  The made-for iPOD models, which we  begun selling  are a series of portable energy devices designed to work specifically with all the major iPOD products, including the iPOD, iPOD nano, iPOD shuffle and the iPOD with video.

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

In each of the thirteen years since we began operations, we have not generated enough revenue to exceed our expenditures.  Since our inception, we have financed our operations primarily through private and public offerings of our equity securities.  Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing.  If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations.  Our cash on hand was $1.6 million on June 30, 2007.  Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

We have substantial indebtedness and we are highly leveraged. As of June 30, 2007, we have total indebtedness of approximately $4.6 million. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay the notes, before maturity or grant security interests on our assets.

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

Litigation risks

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No.  BC342211.  On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.  Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law unfair competition, and intentional and negligent interference with prospective economic advantage.  ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

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

Our dealers are often hesitant to provide their own financing to contribute to our product distribution network.  As a result, we anticipate that we may have to provide financing or other consignment sale arrangements for dealers who would like to participate as our regional distribution centers.

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

The Company’s performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer or Mr. Starr, our Chairman of the Board, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2013.

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

Item 3.    Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of June 30, 2007.

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

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures.

As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s CEO and CFO, to allow timely decisions regarding required disclosure.  As described in Item 8A “Controls and Procedures” in our Annual Report on Form 10-KSB filed with the SEC on April 2, 2007, our registered independent public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”), have advised us of  several deficiencies in both the design and operation of internal controls over financial reporting, when considered in the aggregate, they believe the deficiencies constitute a material weakness over financial reporting at December 31, 2006. We have been and continue to be engaged in efforts to improve our internal controls and procedures and we expect that these efforts will, over time, positively address the weakness noted by our independent auditors. We have engaged an outside firm to assist us in analyzing and improving our system of internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No.  BC342211.  On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed.  Two of the other defendants in the action, G&K Automotive Conversion, Inc. and The Defiance LLC, have filed a cross-complaint against ZAP in the Los Angeles Superior Court for, among other things, violations of Section 43(a) of the Lanham Act, statutory and common law  unfair competition, and intentional and negligent interference with prospective economic advantage.  ZAP has responded to the cross-complaint and denied engaging in any wrongful actions.

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

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on  March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-complaint with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice. Mr. Alvis has filed a motion to “recall” the writ of possession for which the court authorized issuance respecting the disputed motor home currently in Mr. Alvis’ possession. The hearing on that motion was heard on July 25, 2007, at which time Mr. Alvis’ motion was denied. The parties then confirmed, on the record in court, the original order granting ZAP the writ of possession, including ZAP’s ability to post the $300,000 bond at any time during the pendency of the suit. In the meantime, discovery is on-going, and the parties are discussing mediation and attempting to schedule the same. The next case conference has now been continued until October 25, 2007.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its Complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.  On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc.  The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants must file a responsive pleasing to Rajun Cajun’s Cross-Complaint by August 6, 2007 and they intend to vigorously defend against the claims set forth therein. Discovery is ongoing, and a case management conference is scheduled for October 24, 2007.  Management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. International Monetary Group, (Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court.  ZAP sued International Monetary Group (“IMG”) whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract.  ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties’ agreement, is seeking to enforce a $500,000 promissory note.  ZAP also alleges that IMG and Sher have taken $12,500 and 10,000 shares of ZAP common stock that they held in trust for ZAP without authorization.  ZAP also alleges that IMG and Sher continue to hold 1,291,176 shares of ZAP stock that was supposed to have been used as collateral for a $1 million loan to be procured by IMG and Sher that never materialized.

After being served with the complaint, counsel for IMG and Sher initiated settlement discussions but ultimately IMG and Sher responded to the complaint in state court by filing a motion to quash the subpoena and to dismiss the case for lack of personal jurisdiction. The court remanded the case back to Sonoma County Superior Court on July 23, 2007 and a case management conference is now scheduled in state court for September 19, 2007.  Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

ZAP v. Thomas C. Graver and Auto America Group, Inc., filed in federal court for the Northern District of California on April 3, 2007, Case No. CV-01836-MJJ.  In its Complaint, ZAP makes claims against Graver and Auto America Group under the Federal Anti-Cybersquatting Act and for trademark infringement.  Graver is the President and Chief Executive Officer of Auto America Group, Inc. (“AAG”).  AAG and Graver signed an independent contractor agreement with ZAP on October 21, 2005 to provide certain services to ZAP, but that agreement terminated on October 18, 2006.  At no time did ZAP enter into an agreement with AAG or Graver giving either of them permission to use ZAP’s federally-registered trademark “zapworld.com.”  Following discussions regarding a business dispute between Graver, AAG and one of ZAP’s business partners, a Brazilian company called Obvio, Graver registered the domain name www.zapworld.us on January 4, 2007.  Although there is very little content on the website www.zapworld.us, the home page does refer extensively to Obvio and has two references to ZAP. One of those references is to “ZAP Agreement Correspondence” with an apparent link that is not functional.  The other ZAP reference is to an article referring to ZAP in a negative light.

Graver failed to respond to ZAP’s cease and desist letters.  In its lawsuit, ZAP requests that the domain name “zapworld.us” be transferred to ZAP and also that ZAP be awarded its damages and attorneys’ fees. The defendants have now signed a settlement agreement on terms favorable to ZAP, including agreeing to transfer the “zapworld.us” domain to ZAP and to delete all references to ZAP on websites owned or controlled by defendants. It is expected that this case will be concluded shortly.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended June 30, 2007 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On April 26, 2007, the Company issued 2,143 shares of common stock for professional services valued at $2,400.

On May 23, 2007, the Company issued 62,500 shares of common stock valued at $70,000 in settlement of a legal dispute with an outside party. On this same date the Company also issued 25,663 shares for professional services valued at $29,000.

On June 26, 2007, the Company issued 141,750 shares valued at $138,915 and warrants to purchase an aggregate of 200,000 shares of common valued at $174,900 in settlement of indebtedness arising from certain provisions of the senior convertible debt.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during our annual meeting of shareholders held on July 29, 2007.

To elect Steven Schneider to serve until the next annual meeting and until their successors are elected and qualified.

FOR	WITHHELD	ABSTAIN
29,038,350	582,196

To elect Gary Starr to serve until the next annual meeting and until their successors are elected and qualified.

FOR	WITHHELD	ABSTAIN
29,286,147	334,399

To elect Renay Cude to serve until the next annual meeting and until their successors are elected and qualified.

FOR	WITHHELD	ABSTAIN
29,054,532	566,014

To elect Peter Scholl to serve until the next annual meeting and until their successors are elected and qualified.

FOR	WITHHELD	ABSTAIN
29,306,648	313,898

Approval of amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock from 200 million to 400 million shares.

FOR	AGAINST	ABSTAIN
28,074,376	1,451,218	94,952

To ratify the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent accountant.

FOR	AGAINST	ABSTAIN
29,196,592	147,081	276,873

Item 5.    Other Information

 Not Applicable

Item 6.    Exhibits
10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2006)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (incorporated by reference from our Current Report on Form 8-K filed on September 6, 2006)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.39	ZAP Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.41	Joint Venture Agreement Dated September 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2006)

10.42	Memorandum of Company’s Extension of Warrants issued to Executives, January 26, 2007

10.43	Purchase and Amendment Agreement, dated February 20, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.44	Form of Convertible Note (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.45	Form or Warrant (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.46
Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles(incorporated by reference from our Current Report on Form 8-K filed on April 26, 2007)

10.47
Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced propriety wheel motor and control system(incorporated by reference from our Current Report on Form 8-K filed on May 3, 2007)

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

ZAP

Dated August 13, 2007	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated August 13, 2007	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)