Form 10QSB
period 2007-09-30
ZAP
filed 2007-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

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

57,268,558 shares of common stock as of November 9, 2007.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-QSB

 Part I.     FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands)
September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$739
Accounts receivable, net of allowance for doubtful accounts of $185	937
Inventories, net	1,881
Prepaid non-cash professional fees	463
Other prepaid expenses and other current assets	533
Total current assets	4,553

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $816	4,346

OTHER ASSETS
Patents and trademarks, net	33
Goodwill	175
Prepaid non-cash professional fees, less current portion	78
Deposits and other assets	85
Total assets	$9,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of secured convertible note	$104
8% Senior convertible notes, net of discount of $754	1,721
Accounts payable	152
Accrued liabilities	3,357
Deferred revenue	753
Total current liabilities	6,087
LONG-TERM LIABILITIES
Secured convertible note, less current portion	1,725
Total liabilities	7,812
SHAREHOLDERS’ EQUITY
P Preferred stock, authorized 50 million shares; no par value, no shares issued and outstanding	—
Common stock, authorized 400 million shares; no par value; 47,697,681shares issued and outstanding	111,589
Common stock issued as loan collateral	(1,549)
Accumulated deficit	(108,582)
Total shareholders’ equity	1,458
Total liabilities and shareholders’ equity	$9,270

 See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
NET SALES	$2,019	$2,640	$4,561	$9,928

COST OF GOODS SOLD	1,476	2,525	3,748	9,101
GROSS PROFIT	543	115	813	827

OPERATING EXPENSES
Sales and marketing	519	370	1,154	974
General and administrative (non-cash stock-based compensation of $2.8 million and $3.0 million and $17.3 million and $5.9 million for the three and nine months ended September 30, 2007 and 2006, respectively)	3,525	4,147	20,313	10,080
Impairment loss on Smart Auto license and equipment	—	2,345	—	2,345
Research and development	23	—	412	—
	4,067	6,862	21,879	13,399
LOSS FROM OPERATIONS	(3,524)	(6,747)	(21,066)	(12,572)
OTHER INCOME (EXPENSE)
Gain on settlement of Smart Auto liability	—	7,051	—	7,051
Gain on revaluation of warrant and put option liabilities	—	—	—	304
Interest expense, net	(210)	(17)	(810)	(26)
Other income (expense)	(10)	18	(11)	22
	(220)	7,052	(821)	7,351
INCOME (LOSS) BEFORE INCOME TAXES	(3,744)	305	(21,887)	(5,221)

PROVISION FOR INCOME TAXES	—	—	4	4
NET INCOME (LOSS)	$(3,744)	$305	$(21,891)	$(5,225)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$(0.08)	$0.01	$(0.49)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	46,957	37,348	44,683	37,879

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,891)	$(5,225)
Adjustments to reconcile net loss used for operating activities: Gain on settlement of Smart Auto liability	—	(7,051)
Impairment loss on Smart Auto license and equipment	—	2,345
Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	332	—
Stock-based compensation for consulting and other services	3,019	2,950
Stock-based employee compensation	14,291	2,962
Stock-based compensation for interest and registration penalties	314	-
Gain on revaluation of warrant and put option liabilities	—	(365)
Depreciation and amortization	251	1,422
Loss on disposal of fixed asset	—	4
Allowance for doubtful accounts	6	(120)
Changes in other items affecting operations:
Accounts receivable	(719)	(110)
Smart Car inventory	—	1,378
Inventories	466	(514)
Prepaid expenses and other assets	(71)	(770)
Accounts payable	(98)	(18)
Accrued liabilities	391	(386)
Deferred revenue	(427)	156
Net cash used for operating activities	(4,136)	(3,342)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(20)	(386)
Proceeds from sale of equipment	—	35
Net cash used for investing activities	(20)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants, net of offering costs	1,640	2,522
Proceeds from long-term debt, net of offering costs	1,185	—
Repayments of long-term debt	(90)	(70)
Net cash provided by financing activities	2,735	2,452

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,421)	(1,241)

CASH AND CASH EQUIVALENTS, beginning of period	2,160	1,547

CASH AND CASH EQUIVALENTS, end of period	$739	$306

See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP
NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (our “2006 10-K”).

Going Concern - The accompanying condensed consolidated  financial statements have been prepared assuming we will continue as a going concern.  The Company has a history of losses and might not achieve profitability.  The Company will need to arrange additional financing in the future in order to continue its current operations.  There can be no assurance that additional financing would be available, or if it is available, that it would be on acceptable terms. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all its products, existence of competing products in its current and anticipated markets, and its ability to raise additional capital in a timely manner. Management expects to be able to raise additional capital; however, the Company may not be able to obtain additional financing on acceptable terms, or at all. We currently expect to be able to fund our working capital requirements from our existing cash and cash flows from operations, plus the $5 million received from the sale of common shares in November 2007 (See Note 13-Subsequent Events) through at least December 31, 2007.

Other risks include, but are not limited to, the following:

We face intense competition, which could cause us to lose market share. Changes in the market for electrical or fuel-efficient vehicles could cause our products to become obsolete or lose popularity. We cannot assure you that growth in the electric vehicle industry or fuel-efficient cars will continue and our business may suffer if growth in the electric vehicle industry or fuel-efficient market decreases or if we are unable to maintain the pace of industry demands. We may be unable to keep up with changes in electric vehicle or fuel-efficient technology and, as a result, may suffer a decline in our competitive position. The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business. Product liability or other claims could have a material adverse effect on our business. We may not be able to protect our Internet address. Our success is heavily dependent upon protecting our intellectual property rights.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The entity determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the entity presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007 and the impact on our consolidated results of operations and financial position was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period.  The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  It is intended to expand the use of fair value measurement.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating what effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated results of operations and financial position.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). Under EITF 07-03, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If our expectations change such that we do not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for new contracts entered into beginning January 1, 2008. We have not yet determined the impact that EITF 07-03 will have on our financial statements.

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. The weighted average number of shares outstanding for the period ended September 30, 2006 has been restated for the 10% stock dividend of February 2007. Potentially dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2007, these potentially dilutive securities include options for 9.7 million shares of common stock, warrants for 70.7 million shares of common stock and debt convertible into 4.3 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2006, the Company began recognizing revenue on various license agreements on a straight-line basis over the terms of the agreement.  Accordingly, the Company has recognized approximately $146,000 and $428,000 of license revenue and other adjustments for the three and nine month periods ended September 30, 2007, resulting in an ending balance of $753,000.

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

INVENTORY - The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary.  Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

RECOVERY OF GOODWILL AND LONG-LIVED ASSETS - The Company evaluates the recovery of its goodwill and long-lived assets at least annually by analyzing its operating results and considering significant events or changes in the business environment.

STOCK ISSUED AS COLLATERAL - In January 2003, the Company entered into a Loan Agreement with Mercatus Partners LLP (“Mercatus”) and issued 2,941,176 common shares to Mercatus as collateral for a $1 million loan that never funded. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. The shares were reported as lost to the Company in December 2003 and in December 2004, the shares were reissued to Mercatus who then assigned the shares and their interests to Phi-Nest Fund, L.P. (“Phi-Nest”) as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing Phi-Nest to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of the 500,000 shares and the collateralized shares were reduced to 2,441,176 shares. Phi-Nest did not provide the $1 million loan. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account. At the same time, the Company entered into an agreement with International Monetary Group (“IMG”) whose President and CEO is Patrick D. Harrington, a merchant banking company to procure financing for the Company. Michael C. Sher was also acting as IMG’s in-house attorney. In return, Phi-Nest received 150,000 shares of the collateral stock for consulting services and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non-cash charges in the consolidated statement of operations for the year ended December 31, 2006. In September 2006, the Board of Directors approved the sale of 500,000 shares of the collateral stock to a qualified investor for $500,000. In October 2006, the qualified investor transferred $500,000 directly to IMG who in turn was to transfer the proceeds to the Company after the Company authorized Michael C. Sher to release 500,000 shares of the collateral stock. In October 2006, IMG required the Company to sign a $500,000 note and represented that they would not enforce the note based on other agreements with the Company, and in return IMG transferred $487,500 in net proceeds to ZAP for the 500,000 shares of collateral stock previously issued to the qualified investor. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to IMG and 250,000 shares of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense in the consolidated statement of operations for the year ended December 31, 2006. At December 31, 2006, there were 1,291,176 shares remaining in collateral stock held by Michael C. Sher. In January 2007, IMG provided the Company with a notice of default on the $500,000 alleged note obligation. In addition, Michael C. Sher has refused to release the remaining 1,291,176 shares of collateral stock to the Company due to a dispute over the alleged debt obligation with IMG. In February 2007, the Company filed suit to have the collateral stock returned. See Note 9 ZAP v. International Monetary Group, Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277) for a detailed discussion.  Management has recorded an estimated liability for any potential exposure to this transaction which is included in the accompanying condensed consolidated financial statements. In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on the results of operations.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra® vehicles. At September 30, 2007, the Company has recorded a warranty liability for $90,000 for estimated repair costs.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 10 to our consolidated financial statements in our 2006 Annual Report on Form 10-KSB as filed with the SEC on April 2, 2007. In June 2006, our shareholders approved the Company’s 2006 incentive stock plan. Under the 2006 plan, we may grant stock options for up to 4 million shares of common stock. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income (loss). We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock compensation.

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

 Under the provisions of SFAS 123R, we recorded $1.5 million and $14.7 million of stock-based compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R, with the following range of assumptions:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Expected dividend yield	0%	0%
Expected volatility	114.34 to 126.17	114.34 to 126.17
Risk-free interest rate	4.16 to 4.64	4.16 to 4.98
Expected life (in years) from grant date	2.5 to 5.75	2.5 to 5.75
Exercise price	$0.98 to $1.12	$0.98 to $1.15

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and nine months ended September 30, 2007 was $1.03 and $1.07, respectively.  As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2006 through September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	7,828,566	$1.02	7.40	$1,942,600
Options granted under the plan	589,606	$1.15	—	$—
Options exercised	(245,000)	$.059	—	$119,300
Options forfeited and expired	—	$—	—	$—
Outstanding March 31, 2007	8,173,172	$1.03	8.04	$1,823,300
Options granted under the plan	3,000	$1.13
Options exercised	(610,639)	$.75		$128,100
Options forfeited and expired	—	—	—	—
Outstanding June 30, 2007	7,565,533	$1.05	8.04	$1,695,200
Options granted under the plan	1,006,000	$1.03
Outstanding September 30, 2007	8,571,533	1.03	7.85	$1,695,200

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2007, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The total intrinsic value of options exercised was $247,400 and $430,152 for the nine month period ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, total compensation cost of unvested employee stock options is $9.0 million. This cost is expected to be recognized through August 2010. We recorded no income tax benefits for stock-based compensation expense arrangements for the nine months ended September 30, 2007, as we have cumulative operating losses, for which a valuation allowance has been established.

As of September 30, 2007, total compensation cost of unvested options and warrants to consultants total $541,000. This cost is expected to be recognized through September 2009.

NOTE 4   INVENTORIES, NET- Inventories at September 30, 2007 are summarized as follows (thousands):

Vehicles - conventional	$187
Advanced transportation vehicles	906
Parts and supplies	664
Finished goods	665
2,422
Less-inventory reserve	(541)
$1,881

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

Under the agreement, ZAP was SA’s exclusive distributor and licensee of the right to manufacture and distribute Smart cars in the United States and the non-exclusive distributor and licensee outside of the United States for a period of ten years. Subject to the terms of the agreement, ZAP was obligated to pay SA a license and distribution fee of $10,000,000: a $1 million payment in cash was made upon execution of the agreement, $1 million was payable in cash ratably commencing with the delivery of the first 1,000 Smart Cars, and $8 million was paid in ZAP preferred stock.

A more detailed agreement was signed and completed on October 25, 2004. Under this agreement, SA exchanged their original preferred shares for new preferred shares with the designation of SA. These SA preferred shares convert to ZAP common shares under the following formula: For every 1,000 Smart vehicles delivered to ZAP in the years 2004, 2005 and 2006 which are fully EPA compliant to sell in the United States as new cars, the holder shall convert 500 shares of preferred stock SA to $500,000 of common stock, and allow the holder to receive 505,000 warrants with an exercise price of $2.50 per share exercisable through July 1, 2009, or when all the preferred shares have been converted. During 2004, ZAP allowed SA to convert 500 preferred shares to $500,000 of common stock prior to delivering any EPA compliant Smart Cars.

The Company recorded the cost of the Smart Automobile license at $10.6 million, based on: 1) the $10 million the Company paid to SA as consideration for the Purchase, License and Supply Agreement dated April 19, 2004; and 2) the fair value of five-year warrants issued under the Agreement for the purchase of 505,000 common shares at $2.50 per share and expiring in July 1, 2009. The warrants were valued at $1.16 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 3.08%; contractual life of 4.5 years; and volatility of 229.43%.

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

In June 2006, ZAP agreed in principle to amend its agreement with SA that was originally signed in April 2004. As a result, SA returned to ZAP all of the remaining preferred shares, or 7,500 preferred shares valued at $7.5 million, in exchange for, among other things, 300,000 common shares valued at $405,000 and one million warrants with an exercise price of $1.75 per share, valued at $950,000 using the Black-Scholes option pricing model. In addition, ZAP’s obligation to pay accrued license fees of $906,000 at June 30, 2006 was canceled. As a result, ZAP recorded a liability to SA of $7.1 million at June 30, 2006.

In September 2006, the Company further amended and renegotiated its agreement with SA for the Smart Car, due to the unavailability of Smart Cars and Daimler-Chrysler’s announcement to begin selling Smart Cars in the U.S. in 2008. This negotiation superseded all previous license and other distribution or asset agreements between ZAP and SA. The renegotiated agreement released ZAP from any remaining obligations to SA under its previous agreements and any liability to SA and resulted in the reversal of the $7.1 million liability owed and the corresponding recognition of $7.1 million in other income. The Company also recognized an impairment loss on the remaining value of the license with SA of approximately $2.2 million. Amortization expense of the license was $1,056,000 for the nine months ended September 30, 2006.  As of September 30, 2007, the Company no longer distributes Smart Cars.

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

On June 26, 2007, the Company entered into an Amendment Agreement (the “Second Amendment”) with the purchasers to adjust certain provisions of the Notes and Initial Warrants as a consequence of selling shares to a third party investor for per share consideration less than the conversion price of the Notes and exercise price of the Initial Warrants. As a result, the conversion price of the Notes was reduced to $0.72 per share convertible into 3,713,892 shares of common stock and the initial Warrants were increased to 594,001 at an exercise price of $0.80 per share. The Second Amendment also deferred the June and July 2007 payments of the principal due under the Notes to August 1, 2007, extended the filing deadline of the Registration Statement to July 9, 2007, reduced the number of shares required to be registered under the Agreement to 130% of the shares underlying the Notes and Warrants, and allowed for the inclusion of an aggregate of 4,490,630 additional shares of common stock in any registration statement filed by the Company in connection with the Agreement. In consideration for these modifications, the Company agreed to pay the purchasers liquidated damages, payable in 141,750 shares of common stock of the Company, and warrants to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $1.10 per share. The Company also agreed to include the shares and warrants issued pursuant to the Second Amendment in the registration statement required to be filed by the Company pursuant to the Agreement.

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

Under terms of a registration rights agreement, the Company  was obligated to file a registration statement within 90 days of the closing date of the sale of the Notes due 2008 for the resale of the shares of common stock underlying the Notes, the Warrants and any other shares issuable pursuant to the terms of the Notes or the Warrants and to cause the registration statement to become effective within 180 days of the closing date. The Company is also required to maintain the effectiveness of the registration statement until all shares have been sold or may be sold without a registration statement.

The Company filed the required registration statement on July 3, 2007, which became effective on October 2, 2007. If the Company issues additional common stock or common stock equivalents for a price less than the Conversion Price, on or prior to the later of 1) the earlier of (x) the date a registration statement is declared effective by the SEC and (y) the two year anniversary of the issue date and 2) the six month anniversary of the issue date of the Notes, the investors will have the right, but not the obligation, to participate in such issuance, upon the same terms as those offered, so that each Investor’s percentage ownership of the Company remains the same.

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

The Company allocated the note proceeds of $1.5 million from the December 2006 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.84 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.39%; effective dividend rate of 0.00%; volatility of 142%; and expected term of 5 years. The relative fair value of the warrants is $303,000, which was recorded as a discount to the notes, with a corresponding credit to equity, or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $138,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $441,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, “Interest on Receivables and Payables,” over the life of the notes. The effective interest rate of these notes is approximately 17.6% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

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

The Company was initially required to make monthly principal payments beginning on June 1, 2007, in twelve equal installments.  However, the note-holders have extended the first payment to August 1, 2007, which was made by issuing common stock. The initial first two payments, which were deferred, have extended the maturity of the notes by two months. Under certain circumstances, the Company may make all or a portion of these principal payments with common stock. The Company may not issue its stock in payment of such principal at a price below the lower of $0.75 per share or the adjusted conversion price in effect. If the Company chooses to repay principal with common stock, it will be based on the lower of a 10% discount to the lowest daily volume weighted average price for any trading day among the immediately preceding ten consecutive trading days and the conversion price in effect on such principal payment date.

Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $900,000 in 2007 (four months); and $1,575,000 in 2008.

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

SECURED CONVERTIBLE DEBT

The Company also has a $2 million convertible note due in March 2025, with annual interest at 2% through March of 2005, and thereafter at the prime rate (as defined) plus 2%. Payments started on April 2005, at which time, the note is payable with equal principal and interest payments over the next 240 months. The note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP’s common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company’s corporate headquarters and is secured by this property. The note has a balance of $1,829,000 at September 30, 2007. Scheduled annual maturities for this long-term debt for years ending after December 31, 2006 are as follows: $26,000 - 2007 (three months); $104,000 - 2008; $104,000 - 2009; $104,000 - 2010; $104,000 - 2011; and $1,387,000- thereafter.

NOTE 7  INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. Upon adoption of FIN 48, we commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review, we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2007.

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

On November 9, 2006, ZAP’s Board of Directors approved a 10% stock dividend to be issued effective February 28, 2007, to all shareholders of record as of February 15, 2007. As a result of the stock dividend, approximately 3.9 million shares were issued to shareholders. The number of shares and income (loss) per share amounts included in these financial statements have been adjusted for all periods presented to reflect the stock dividend.

 On January 25, 2007, the Board of Directors extended by five years through July 1, 2012, the expiration date of certain of the Company’s warrants, Series B through K. These warrants were issued for executive compensation and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.20. As a result of the modification of the warrants, the Company determined the fair value of the warrants immediately prior to and after the modification.  The incremental difference in value resulted in the recognition of $11.7 million in non-cash compensation expense during the first quarter of 2007.

During our annual meeting of shareholders held in July of 2007, an amendment to the Company’s Amended and Restated Articles of Incorporation was approved to increase the authorized common stock from 200 million to 400 million shares.

Preferred Stock
On June 19, 2006, Smart Automobile LLC returned to the Company all the remaining shares of preferred stock with a carrying value of $7.5 million in exchange for, among other things, 300,000 shares of common stock valued at approximately $405,000, and one million warrants with a strike price of $1.75 per share valued at approximately $950,000.  See Note 5, License and Distribution Fee, for further discussion on this transaction.

The Company’s shareholder equity activity for the nine months ended September 30, 2007 is summarized as follows:  (in thousands)

	Common Shares	Amount
Balance at December 31, 2006	38,464	$91,227

Issuances of Common Stock for:
Exercise of options and warrants for cash	245	145
Cash	843	900
Consulting and other services	837	876
Employee compensation	267	300
Stock dividend	3,962	—
	6,154	2,221
Stock Option and Warrant Transactions
Warrants issued to convertible debt holders		1,081
Fair value of warrants issued for consulting and other services		260
Fair value of options and warrants issued to employees		11,740
		13,081

Balance at March 31, 2007	44,618	106,529

Issuances of Common Stock for:
Exercise of options and warrants for cash	763	596
Employee compensation	57	60
Consulting and other services	509	535
Interest and penalties	142	139
	1,471	1,330
Stock Option and Warrant Transactions
Warrants issued to convertible debt holders	—	175
Fair value of options and warrants issued to employees	—	518
	—	693

Balance at June 30, 2007	46,089	108,552
Issuances of Common Stock for:
Asset purchase	58	56
Employee compensation	249	254
Consulting and other services	993	980
Principal payments on convertible debt	309	225
	1,609	1,515
Stock Option and Warrant Transactions
Fair value of options and warrants issued to employees	—	1,522
Balance at September 30, 2007	47,698	$111,589

The Company issued common stock as consideration under agreements for consulting and employee services during the nine months ended September 30, 2007. The Company recorded the cost based on the market value of the stock at the date of grant. The cost of consulting services resulting from issuing stock and warrants and stock options is being recognized as expense over the term of their respective agreements.

Stock issued as collateral is discussed in Note 2, “Stock Issued as Collateral,” and in Note 9, “Litigation, ‘ZAP v. International Monetary Group, Inc., a Delaware Corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277.’”

The Company also issued options and warrants to consultants for professional services.  During the three months ended March 31, 2007, the Company issued warrants to consultants to purchase 272,000 shares of common stock at prices ranging from $1.00 per share to $1.32 per share, with a contractual life ranging from 5 to 6 years. There were no warrants issued to consultants for the three month period ending on June 30, 2007. During the three months ended September 30, 2007, the Company issued warrants to consultants and directors to purchase 1,960,000 shares of common stock at prices ranging from $1.00 per share to $1.20 per share, with a contractual life of 5 years.

The options and warrants are nonforfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

	Low	High
Exercise price per share	$1.00	$1.32
Market price	$1.12	$1.15
Assumptions:
Expected dividend yield	0.0%	0.0%
Risk free rate of return	4.58%	4.64%
Expected life (contractual term)	5 years	6 years
Volatility	115.88%	120.97%
Fair market value	$0.89	$0.98

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

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice. Mr. Alvis has filed a motion to “recall” the writ of possession for which the court authorized issuance respecting the disputed motor home currently in Mr. Alvis’ possession. The hearing on that motion was heard on July 25, 2007, at which time Mr. Alvis’  motion was denied. The parties then confirmed, on the record in court, the original order granting ZAP the writ of possession, including ZAP’s ability to post the $300,000 bond at any time during the pendency of the suit. In the meantime, discovery is on-going, and the parties are discussing mediation and attempting to schedule the same. The next case conference has now been continued until January 10, 2008.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.   On May 24, 2007, Rajun Cajun filed a cross-complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc.  The cross-complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest.   Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself.  A hearing on those demurrers is currently set for November 14, 2007, but the parties have filed a stipulation with the court to reschedule that hearing to December 12, 2007.  The parties are now simply awaiting the court’s approval of that stipulation.  At the case management conference held on October 24, 2007, Cross-Complainants indicated that they would be filing an amended Cross-Complaint, but the Cross-Defendants have not been served with any such document.  The next case management conference is scheduled for January 23, 2008.  In the meantime, discovery is ongoing.

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

An Amended Complaint was filed October 11, 2007.  The Amended Complaint alleges that ZAP and International Monetary Group (“IMG”) entered into a consulting agreement whereby IMG was advanced 750,000 shares of ZAP stock as pre-payment for consulting services.  ZAP alleges that IMG failed to perform the services as contemplated and asks the court (a) to declare the parties’ respective rights and duties under the consulting agreement and (b) for damages for IMG’s breach of the consulting agreement.  The Amended Complaint also alleges that ZAP, IMG, and Michael Scher (“Scher”) entered into a funding agreement whereby ZAP advanced 1,291,176 shares of ZAP stock to the defendants, which stock defendants were to use to procure $1 million in financing for ZAP.  ZAP alleges that defendants failed to procure the financing yet have continued to retain the stock.  The Amended Complaint asks the court (a) to declare the parties rights and duties under the funding agreement and (b) for damages for defendants’ breach of the agreement.  The Amended Complaint also asks the court to declare whether or not IMG may enforce a $500,000 promissory note against ZAP.  Defendants’ response to the Amended Complaint is due November 15, 2007 and a case management conference is scheduled for November 28, 2007. The parties believe they may have reached a settlement; however, no definitive agreement has been signed as of November 13, 2007. Management has recorded an estimated liability for any potential exposure related to this transaction, which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

NOTE 10  RELATED PARTY TRANSACTIONS

Consulting Agreement

On September 1, 2007, the Company and Mr. Albert Lam, who became a director of the Company, in October 2007 entered into an Independent Consulting Agreement (“Consulting Agreement”).  Pursuant to the Consulting Agreement, Mr. Lam was to consult and advise the Company in the areas of Chinese manufacturing, facilities, tooling, financing, and contract negotiations on an independent consultant basis.  Mr. Lam’s compensation under the Consulting Agreement was: 200,000 shares of the Company’s common stock valued at $194,000, issued under the Company’s 2007 Consultant Stock Plan (the “Plan”); a warrant to purchase 200,000 shares of the Company’s common stock valued at $131,000, expiring five years after grant, with an exercise price of $1.00 per share, issued under the Plan; and a warrant to purchase 1,000,000 shares of the Company’s common stock valued at $654,000, expiring five years after grant, with an exercise price of $1.00 per share and a net exercise provision.

The Consulting Agreement expired on September 30, 2007, and expense totaling $979,000 related to the consulting agreement was recorded in the third quarter of 2007.

On October 22, 2007, the Board of Directors (“Board”) of ZAP (“Company”) appointed Albert Lam as a director of the Company.

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense under these rentals was approximately $63,000 and $108,500 for the nine months ended September 30, 2007 and 2006, respectively.

Note 11   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended
	September 30, (in thousands)
	2007	2006
Cash paid during the period for interest	$39	$41
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Partial settlement of preferred stock liability	$—	$1,354
Settlement of warrant liability	$—	$568
Purchase of fixed assets	$56	—
Re-payment of 8% Senior debt	$225	$—

NOTE 12 COMMITMENTS

Distribution Agreement
In May of 2007, ZAP signed a distribution agreement with PML FlightLink Limited (“PML”) for the purchase of an advanced propriety wheel motor and control system. ZAP received the exclusive rights to use this system in its current and future product line. In conjunction with the agreement with PML, ZAP has committed to an initial order of approximately $10 million in PML wheel motors, subject to terms and conditions agreed on by the parties.

China Joint Venture
On September 17, 2007, ZAP entered into a shareholders’ agreement to form a joint venture with Youngman Automobile Co., Ltd. (“Youngman”) also known as Youngman Automotive Group, a leading maker of luxury motor coaches and high-quality commercial trucks in China.  ZAP and Youngman have agreed to pursue the joint venture under EV Holdings Limited, a newly formed corporation based in Hong Kong (“EV Holdings”).

Under the agreement, ZAP and Youngman will jointly pursue the manufacture, marketing and distribution of electric and hybrid vehicles for the worldwide passenger car, truck and bus markets.  The joint venture, EV Holdings, will also focus on the development and manufacturing of electric charging infrastructure.  The joint venture partners have agreed to invest a total of $100 million into the new joint venture by December 31, 2008        (Zap to invest $49 million and Youngman to invest $51 million).  The agreement also provides that Youngman shall have rights to control the manufacturing of products licensed by EV Holdings, and that EV Holdings will sell its products to ZAP and Youngman for resale within exclusive territories worldwide.

Albert Lam, currently the CEO of Lotus Engineering and a Director of ZAP as of October 22, 2007, has been appointed by the Company and Youngman to serve as Chairman of the Board of Directors of EV Holdings, which shall initially consist of three directors. ZAP CEO Steven Schneider also agreed to serve as a director on the board, and a third director shall be selected and appointed by Youngman.

The shareholders agreement for EV Holdings provides that the company will reserve shares for future grant to key employees, on terms to be set from time to time by its board of directors. The shareholders agreement may be terminated by either ZAP or Youngman with 90 days advance notice if the other party materially breaches the agreement, liquidates, or undergoes a change of corporate control.

NOTE 13 SUBSEQUENT EVENTS

In November of 2007, we received $5 million from the issuance of 5,813,954 shares of our common stock to Al YOUSUF LLC.

In October and November 2007, the note holders of the Senior Convertible notes have converted approximately $1.6 million of principal payments into 2.3 million shares of ZAP common stock.

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

Overview

ZAP was incorporated under the laws of the State of California, on September 23, 1994, as “ZAP Power Systems.” The name of the Company was changed to “ZAPWORLD.COM” on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. Our principal executive offices are located at 501 Fourth Street Santa Rosa, California, 95401. Our telephone number is (707) 525-8658. Our website is www.zapworld.com. Please refer to it for further information on ZAP.

Today, ZAP is renewing its focus as a pioneer at the forefront of advanced transportation technologies.  The Company has established an automotive portal to distribute vehicles to offer consumers, fleet and other stakeholders product that better address social responsibility and environmental sustainability than is being offered by the traditional automobile manufacturers.  Through this portal, and the continued establishment of partnerships with select manufacturers, ZAP intends to play a small part in building awareness of the evolving technologies available for automotive transportation and in reducing our nation’s dependency on foreign oil. To complement the efforts of its automotive portal,  ZAP is also aggressively upgrading and expanding its traditional consumer products, incorporating new motor, drive control and battery technologies and solidifying its advance energy solutions through a new portable energy line of products. We market many forms of advanced transportation vehicles, including electric automobiles, fuel-efficient vehicles, motorcycles, bicycles, scooters, neighborhood electric vehicles and all terrain vehicles. We market products designed solely by us, as well as products we design together with other companies. Most of our products are manufactured in China. Our automobiles are assembled outside of the United States, but made to comply with United States laws. The Smart Car Americanized by ZAP is manufactured and made compliant for sale in the United States by a registered importer. As of September 30, 2006, the company no longer distributes the Smart Car Americanized by ZAP due to the unavailability of Smart Cars. In June 2006 we began delivery of our Xebra, the only full production electric vehicle available in the United States capable of speeds in excess of 40 miles per hour.  Our automobile products require registration with state vehicle registration departments and must be sold through licensed dealers, while our consumer vehicles can be sold directly to consumers without registration.

Our automobile vehicles are subject to environmental and safety compliance with various Federal and State governmental regulations, including regulations promulgated by the Environmental Protection Agency, National Highway Traffic Safety Administration and Air Resource Board of the State of California (CARB). The costs of these compliance activities can be substantial.

In summary, ZAP is a one-stop portal for quality, affordable advanced automotive technologies, and our  goal is to become the largest and most complete distribution portal in the United States for advanced technology vehicles. We are focused on creating a distribution channel for our automobile and consumer products by establishing qualified automobile-dealers and developing relationships with specialty dealers throughout the United States. We currently market and sell our automobile products through qualified automotive dealers, including our subsidiary, Voltage Vehicles. We currently market and sell our consumer products directly to consumers through our Internet Web site, independent dealers and representatives, retail outlets, as well as through our qualified automobile dealers. We continue to develop new products independently and through development and acquisition agreements with companies and manufacturers, and by the purchase of products manufactured to our specifications. We have grown from a single product line to a full product line of electric vehicle and advanced transportation products.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during 2007 and through the date of this report are as follows:

1.	In November we received $5 million from the issuance of common stock in a private placement to a qualified investor.

2.
We signed a joint venture agreement with Youngman Automotive Group, China’s number one luxury motor coach and high-quality commercial truck manufacturer, to manufacture, market and distribute electric and hybrid vehicles for the passenger car, truck and bus markets.  See Note 12, “China Joint Venture” of the notes to the interim unaudited condensed consolidated financial statements for further description of this agreement.

3.
During the third quarter we received orders for over 50,000 units of our Recharge-It-All line of rechargeable lithium battery storage devices. ZAP’s Recharge-It-All line is a unique rechargeable battery system that can provide a portable power source for almost any kind of mobile electronic device, from cell phones, to digital cameras, to laptops. More than just a battery, Recharge-It-All can automatically sense and deliver the appropriate voltage for a range of power settings.

4.
We also signed an agreement for the purchase of an advanced wheel motor from PML FlightLink Limited for the PML wheel motor technology, which we expect to play a key role in the development of next generation electric vehicles being developed with Lotus Engineering.  See Note 12 “Distribution Agreement” of the notes to the interim unaudited condensed consolidated financial statements for further description of this agreement.

5.
We  signed an agreement with Coca-Cola’s Latin America subsidiary, Montevideo Refrescos Sociedad SA (Monresa). The contract is a purchase and service agreement for ZAP XEBRA® trucks. The first container of ZAP trucks is in transit from China and more details are expected to be announced with the rollout of the business model between ZAP and Coca-Cola.

6.
We are now developing a new electric vehicle that is affordable for consumers. With a targeted price of $30,000, the technology for the new vehicle is similar to that of an electric SUV concept announced earlier this year called ZAP-Alias, but will be available sooner.

7.
We have been allowed a patent and trademark for the ZAP XEBRA® city-speed electric car and truck from the United States Patent and Trademark Office. Over 500 Xebra trucks and sedans have been delivered through September 30, 2007.

8.
To help mitigate pollution and traffic congestion, Chile’s largest power company, CHILECTRA, will allow its customers to use their monthly utility bill to finance the purchase of electric bicycles, scooters, mopeds and other vehicles from us. As part of the program, CHILECTRA has signed an exclusive agreement with ZAP to distribute its full-line of electric transportation in Chile.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s  Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

Statements of Operations Data:	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of sales	73.1	95.6	82.2	91.7
Operating expenses	201.4	260.0	479.7	135.0
Loss from operations	(174.5)	(225.6)	(461.9)	(126.6)
Net income (loss)	(185.4)	11.59	(480.0)	(56.2)

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Net sales for the quarter ended September 30, 2007 were $2 million compared to $2.6 million for the period ended September 30, 2006.  Sales of vehicles were $ 1.1 million in 2007 versus $2.3 million in 2006. The difference was primarily due to the decrease in sales of the Smart Cars Americanized by ZAP in 2007.  The Company decided in September 2006 to no longer distribute the vehicles due to the conflict with Daimler Chrysler because the supply was uncertain. The Company had to initiate new market strategies, and was forced to close down Smart only dealers and to convert some Smart dealers to XEBRA dealers and to train all dealers in the sales and service of electric vehicles. During the quarter ended September 30, 2007, the Company had approximately $660,000 in Xebra sales, as compared to $630,000 during the same period in 2006. Sales of the new portable energy product line accounted for approximately $731,000 of the net sales for the third quarter of 2007.

Gross profit increased by $428,000 from $115,000  for the third quarter ended September 30, 2006  to $543,000 for the quarter ended September 30, 2007. The major reason for the increase was  the sales of the new portable energy product line which has greater profit margins.

Sales and marketing expenses increased by $149,000 from $370,000 for the quarter ended September 30, 2006 to $519,000 for the quarter ended September 30, 2007. As a percentage of sales, it represents an increase from 14% to 26%.  The increase was primarily due to greater marketing and promotion expenses for the Xebras and portable energy product lines during the third quarter of 2007.

General and administrative expenses decreased by $622,000 from $4.1 million for the quarter ended September 30, 2006 to $3.5 million in 2007. The reason for the decrease was due to less consulting and professional fees with no amortization of the terminated license agreement which were settled in 2006.

Research and development expenses of $23,000 in 2007 were due to the purchase of various scooter prototypes for evaluation of future product model introductions.

Interest expense, net increased from an expense of $17,000 in third quarter 2006 to an expense of $210,000 in third quarter of 2007. The increase was due to interest paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Net Loss for the quarter ended September 30, 2007 was $3.7 million compared to net income of $305,000 for the third quarter of 2006.  This is primarily due to the gain on settlement of the Smart Auto liability in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net sales for the nine months ended September 30, 2007, were $4.6 million compared to $9.9 million for the nine months  ended September 30, 2006.  The decrease was due to less sales of Smart Cars Americanized by ZAP (as discussed in the quarterly explanation above). During the nine months ended September 30, 2007, the Company had approximately $2.0 million in Xebra sales, as compared to $754,000 for the first nine months of 2006. Sales of the new product line of portable energy accounted for approximately $800,000 of the net sales for the nine months ended September 30, 2007.

Gross profit decreased by $14,000 from $827,000 in 2006 to $813,000 for the nine months ended September 30, 2007. The major reason for the decrease was due to less vehicle unit sales in 2007, primarily as the result of the discontinuance in September of 2006 of the Smart Automobile Americanized by ZAP, partially offset by sales of the new portable energy product line, which has greater profit margins than the Smart Cars.

Sales and marketing expenses in the first nine months of 2007 increased by $180,000 from $974,000 in 2006 to  $1.2 million in 2007.  The increase was primarily due to greater marketing and promotion expenses for the Xebras and portable energy product lines during the third quarter of 2007.

General and administrative expenses increased by $10.2 million from $10.1 million in 2006 to $20.3 million in 2007.  The primary increase was due to non-cash expenses of  $11.7 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted. The aforementioned increase also included expensing of stock options in accordance with SFAS123R, which was offset by lower expenses in 2007 as compared to 2006 related to professional fees and amortization for previously terminated licenses agreements.

Research and development expenses of $412,000 in 2007 were primarily for the Company’s investment in a project with Lotus Engineering to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering’s Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.
Additionally, we purchased various scooter prototypes in 2007 for evaluation of future model introductions.

Interest expense, net increased by $784,000 from an interest expense of  $26,000 for the first nine months of 2006 to interest expense of $810,000 in the nine months ended September 30, 2007. The increase was due to interest and the amortization of the discounts in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Net Loss was $21.9 million for the nine months ended September 30, 2007 as compared to a net loss of $5.2 million for period ended September 30, 2006. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees, offset by the gain on settlement of the Smart Auto liability of $7.1 million recorded during the nine months ended September 30, 2006.

Liquidity and Capital Resources

In the first nine months of 2007, net cash used for operating activities was $4.1 million. In the first nine months of 2006, the Company used cash for operations of $3.3 million. Cash used in the first nine months of 2007 was comprised of the net loss incurred for the first nine months of $21.9 million, offset by non-cash expenses of $18.2 million and the net change in operating assets and liabilities of $458,000. Cash used in operations of $3.3 million in the first nine months of 2006 was comprised of the net loss of $5.2 million plus net non-cash expenses of $2.1 million, and the net change in operating assets and liabilities of $264,000.

Investing activities used cash of $20,000 and $351,000 in the first nine months ended September 30, 2007 and 2006, respectively.

Financing activities provided cash of $2.7 million and $2.5 million during the first nine months ended September 30, 2007 and 2006, respectively.

The Company had cash and cash equivalents of $739,000 at September 30, 2007 as compared to $306,000 at September 30, 2006. The Company had a working capital deficit of $1.5 million at September 30, 2007 as compared to working capital of $638,000 at September 30, 2006.

In October and November 2007, the Senior Convertible note holders have converted approximately $1.6 million of the notes into ZAP common stock.

In November we received $5 million from the issuance of common stock in a private placement to a qualified investor.

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock, and there is no guarantee that a market will exist for the sale of the Company’s shares.

At present, the Company needs additional capital to continue expanding its current operations.  The Company’s primary capital needs are: (i) to purchase Xebra™ vehicles, both sedan and utility trucks from ZAP’s Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP’s market initiatives.  ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP’s business plan, and to expand ZAP’s efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles, the new ZAP Alias, and ZAP-X program and other fuel efficient vehicles.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at September 30, 2007 and 2006, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors.  Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods, and are carried at the lower of cost (first-in, first-out method) or market.

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

In 2007, ZAP Automotive introduced the ZAPINO, we introduced a new electric scooter, the Zapino, with an advanced 2,500-watt brushless DC hub motor, perfect for city commuting and able to reach speeds of 30 MPH.

Our future offerings that are currently in the developmental stage include:

•	the OBVIO 828, an economy micro-car from Brazil with an estimated MSRP of $16,000,

•	the OBVIO 012, a sports-coupe from Brazil with an estimated MSRP of $28,000; and

•	the ZAP-X, a 100% electric vehicle which will use Lotus Engineering’s Aluminum Performance Crossover (“APX”) design .

•	The ZAP Alias, which has a target price of $30,000 per vehicle and an estimated range of 100 miles per charge

We are also in discussions with a number of other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 40 mph.  The car’s suggested retail price of $10,500 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today.  XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

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

We proved that we could introduce and sell the Smart Car Americanized by ZAP and consequently sold over 300 Smart Cars to date, but due to the conflict with Daimler-Chrysler and others, and the uncertainty of auto supply, we discontinued distribution of the Smart Car in September of 2006.

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

LOTUS

On January 30, 2007, we announced a contract with Lotus Engineering to develop a production-ready electric all-wheel drive crossover high performance vehicle for the U.S. market.   A combination of the lightweight aluminum vehicle architecture, a new efficient drive and advanced battery management systems is intended to enable a range of up to 350 miles between charges, with a rapid 10-minute recharging time. An auxiliary power unit is planned to support longer distance journeys.

The ZAP-X is proposed to be powered by revolutionary in-hub electric motors, delivering 644 horsepower in all wheel drive mode, theoretically capable of powering the ZAP-X to a potential top speed of 155mph. A new, strong, lightweight and highly efficient structure based on the Lotus technology is planned to give the car a very attractive power-to-weight ratio.

We are also working on the ZAP Alias ™ a $30,000 all electric vehicle with a targeted 100 mile range.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable.  In 2007, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a high performance highway all electric vehicle, (3) electric busses and (4) electric trucks.

ZAP Power Systems
-----------------------

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

Our current product offerings include:

•	Three-wheeled personal transporters (ZAPPY3 Pro, ZAPPY3 EZ);
•	Off-road vehicles (electric quads and motorcycles); and
•	Portable energy (universal recharge-it-all batteries and ipod auxiliary batteries).

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

With the increased emphasis on homeland security, there are several product competitors in the security and police market segment. Segway, the most well known, can be found in select police departments and airports and sells for about $5,500. American Chariot, which is a chariot-like transporter, has entered the market selling between $1,500 to $2,500. Newest to the security transporter business is T3Motion, which is built like a small tank and priced at up to $8,000. The ZAPPY3 meets the need of a majority of the security transportation needs and with an selling price range of $530 to $900, depending on the model purchased, which we believe is the most economical of all offerings.

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

The ZAPINO is an  electric scooter that is a great link between ZAP’s personal transporters and electric cars. Not only economical and eco-friendly, the ZAPINO is powerful with an advanced 2,500-watt brushless DC hub motor, perfect for city commuting. Able to reach speeds of 30 MPH, the ZAPINO will be able to keep up with city traffic without contributing to city pollution. The rear wheel hub motor on the ZAPINO creates more room on board for additional batteries and performance. This innovative drive system eliminates the need for belts or chains with lower overall maintenance. It also delivers a more enjoyable ride because it is nearly silent, accelerates smoothly with no shifting, has no engine vibration, no tailpipe or heat exhaust -- just good, clean fun.

Off-Road Vehicles

All terrain vehicle (“ATV”) manufacturers recognized in excess of $5.5 billion in revenues in 2005 with the market for ATVs and off-road vehicles growing steadily since 2003. In the United States alone, approximately 800,000 units were sold in 2005. To date, all of the ATV’s on the market are gas-powered.  We believe electric ATV’s have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk.  The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV.  The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles.   In the current quarter, we introduced the 800 watt “mid size” ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATV in late 2007 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment.  If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year.  However, there can be no assurances that we will be able to achieve such market share.

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

Our Portable Energy devices fall under two product lines: universal chargers and made-for iPOD models.  The universal chargers are rechargeable battery packs that extend the use of most small and medium-sized electronic devices up to 2 to 5 times their normal battery life.  The made-for iPOD models are a series of portable energy devices designed to work specifically with all the major iPOD products, including the iPOD, iPOD nano, iPOD shuffle and the iPOD with video.

We launched our Portable Energy products at the end of 2006 with marketing targeted to large electronic retailers.  Market statistics indicate that there will be over two billion users of mobile electronic devices by the end of 2007.  Our goal with Portable Energy is to provide a solution that helps solve the energy management challenge for electronic and mobile internet users.  Today, there are only a few companies that have begun to address the mobile device backup power/charge market.  The currently available products include Energizer’s “Energi to Go”, Charge 2

Go, Cell Boost, and Medis Power Pack.  We believe that no manufacturer offers rechargeable devices that offer the ability to re-charge a myriad of electronic devices from the same device as effectively as ZAP’s Portable Energy.

Risk factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of ZAP’s common stock.

Since we began operation in 1994, we have generated a profit only for the three month period ended September 30, 2006 and not in any other fiscal quarters or any fiscal year. We incurred net losses of $21.9 million, $11.9 million, $23.5 million and $27.8 million for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively.  We can give no assurance that we will be able to operate profitably in the future.

In each of the thirteen years since we began operations, we have not generated enough revenue to exceed our expenditures.  Since our inception, we have financed our operations primarily through private and public offerings of our equity securities.  Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing.  If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations.  Our cash on hand was $739,000 on September 30, 2007.  Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

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

We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that if we are unable to obtain additional financing on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material effect on our business, financial condition and future operating results.

We have substantial indebtedness and we are highly leveraged. As of September 30, 2007, we have total indebtedness of approximately $4.3 million. Our substantial indebtedness may limit our strategic operating flexibility and our capacity to meet competitive pressures and withstand adverse economic conditions. In addition, our notes contain restrictive covenants which, among other things, limit our ability to borrow additional funds, repay the notes before maturity or grant security interests on our assets.

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

We have shifted our manufacturing overseas, including contracting with OBVIO, a Brazilian company, for the manufacture of 50,000 vehicles over three years.  There are many risks associated with international business.  These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur.  A failure to successfully mitigate any of these potential risks could damage our business.

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

Item 3.  Controls and Procedures

Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal controls and procedures for financial reporting (the “Controls Evaluation”) as of September 30, 2007.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006.  Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock.  As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000.  The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home).  The Company is seeking either the return of the motor home or $500,000 in damages.  Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006.  The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home.  On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession.  The court agreed to set aside the default judgments, but it left intact the writ of possession.  The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default.  Mr. Alvis has paid the Company the required $1,000.  Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud.  All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock.  Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore.  For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform.  Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home.  Mr. Alvis then moved the court to quash the writ of possession.  On November 2, 2006, the court denied this motion, although it did require the Company to post a $300,000 bond to enforce the writ.  The Company has not yet posted that bond, and consequently Mr. Alvis has threatened to move to revoke the writ.  The Company, Rotoblock and Schneider then demurred to the cross-complaint, and Alvis responded by filing an amended cross-complaint. The first amended cross-complaint again seeks breach of contract and common count damages against the Company and Rotoblock, as well as fraud damages against the Company and Schneider.  The Company and Schneider answered the first amended cross-complaint with general denials; Rotoblock responded by filing a second demurrer in which it has alleged it was an improperly named party.  The hearing on Rotoblock’s demurrer was heard on  March 21, 2007, at which time the demurrer was denied. Rotoblock intends to file an answer to the amended cross-compliant with general denials. Counsel has given notice of the claims against Schneider to the Company’s D&O insurer, which has acknowledged receipt of the notice. Mr. Alvis has filed a motion to “recall” the writ of possession for which the court authorized issuance respecting the disputed motor home currently in Mr. Alvis’ possession. The hearing on that motion was heard on July 25, 2007, at which time Mr. Alvis’  motion was denied. The parties then confirmed, on the record in court, the original order granting ZAP the writ of possession, including ZAP’s ability to post the $300,000 bond at any time during the pendency of the suit. In the meantime, discovery is on-going, and the parties are discussing mediation and attempting to schedule the same. The next case conference has now been continued until January 10, 2008.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007.  (This suit is related to the Nevada case of  Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.   On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc.  The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself.  A hearing on those demurrers is currently set for November 14, 2007, but the parties have filed a stipulation with the court to reschedule that hearing to December 12, 2007.  The parties are now simply awaiting the court’s approval of that stipulation.  At the case management conference held on October 24, 2007, Cross-Complainants indicated that they would be filing an amended Cross-Complaint, but the Cross-Defendants have not been served with any such document.  The next case management conference is scheduled for January 23, 2008.  In the meantime, discovery is ongoing.

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

The Amended Complaint filed October 11, 2007.  The Amended Complaint alleges that ZAP and International Monetary Group (“IMG”) entered into a consulting agreement whereby IMG was advanced 750,000 shares of ZAP stock as pre-payment for consulting services.  ZAP alleges that IMG failed to perform the services as contemplated and asks the court (a) to declare the parties’ respective rights and duties under the consulting agreement and (b) for damages for IMG’s breach of the consulting agreement.  The Amended Complaint also alleges that ZAP, IMG, and Michael Scher (“Scher”) entered into a funding agreement whereby ZAP advanced 1,291,176 shares of ZAP stock to the defendants, which stock defendants were to use to procure $1 million in financing for ZAP.  ZAP alleges that defendants failed to procure the financing yet have continued to retain the stock.  The Amended Complaint asks the court (a) to declare the parties rights and duties under the funding agreement and (b) for damages for defendants’ breach of the agreement.  The Amended Complaint also asks the court to declare whether or not IMG may enforce a $500,000 promissory note against ZAP.  Defendants’ response to the Amended Complaint is due November 15, 2007 and a case management conference is scheduled for November 28, 2007. The parties believe they may have reached a settlement however no definitive agreement has been signed as of November 13, 2007. Management has recorded an estimated liability for any potential exposure related to this transaction which is included in the accompanying consolidated balance sheet.  In addition, management believes that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended September 30, 2007 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the

exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On July 2, 2007, the Company issued 54,348 shares of common stock valued at $50,000 in settlement of a legal dispute with an outside party.

On July 30, 2007, the Company issued 55,000 shares of common stock valued at $61,600 in settlement of a legal dispute with an outside party.  On this same date the Company also issued 6,696 shares for professional services valued at $7,500.

On August 8, 2007, the Company issued 240,386 shares of common stock for professional services valued at $250,000.

On August 17, 2007, the Company issued 3,464 shares of common stock for professional services valued at $3,325. On this same date the Company also issued 56,000 shares for an asset purchase valued at $53,760. In addition, another 7,813 shares were issued for professional services valued at $7,500.

On September 4,2006 we issued 5,813,954 shares of common stock for a private placement to a qualified investor in exchange for $5 million.

On September 6, 2007 the Company also issued 2,500 shares for an asset purchase valued at $2,400. On this same date the Company also issued 7,813 shares for professional services valued at $7,500.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

ZAP held its Annual Shareholders’ Meeting on July 29, 2007. See ZAP’s Form 10QSB as of June30, 2007 filed on August 13, 2007 for a detailed discussion of the meeting results.

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

10.46
Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles(incorporated by reference from our Current Report on Form 8-K filed on April 26, 2007)

10.47
Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced propriety wheel motor and control system(incorporated by reference from our Current Report on Form 8-K filed on May 3, 2007)

10.48
Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric and hybrid vehicles for the worldwide passenger car, truck and bus markets (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2007)

10.49	Form SB-2 Registration of Common Stock incorporated by reference to SEC filing on September 24, 2007 effective on October 2, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated November 13, 2007	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated November 13, 2007	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)