Form 10KSB
period 2007-12-31
ZAP
filed 2008-04-14
CIK 1024628

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the fiscal year ended December 31, 2007

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

State issuer's revenues for its most recent fiscal year $5,712,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 8, 2008 was $25,701,300 computed by reference to the price at which the registrant's Common Stock was last traded on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 59,233,233 shares of Common Stock, no par value, outstanding as of April 8, 2008.

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

                                TABLE OF CONTENTS

ITEM NO.                                                                 PAGE
================================================================================

PART I
------

ITEM 1.   DESCRIPTION OF BUSINESS...........................................  4

ITEM 2.   DESCRIPTION OF PROPERTY........................................... 16

ITEM 3.   LEGAL PROCEEDINGS................................................. 17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 18

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
             BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES................. 19

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 20

ITEM 7.   FINANCIAL STATEMENTS.............................................. 29

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................ 57

ITEM 8A.  CONTROLS AND PROCEDURES........................................... 57

ITEM 8B.  OTHER INFORMATION................................................. 58

PART III
-------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............. 58

ITEM 10.  EXECUTIVE COMPENSATION ........................................... 61

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS ............................... 65

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 66

ITEM 13.  EXHIBITS.......................................................... 69

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 72

                                     PART 1

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

ITEM 1.   DESCRIPTION OF BUSINESS

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

BUSINESS DEVELOPMENT

Founded in 1994, ZAP has invented, designed, manufactured, and marketed numerous innovative products since the Company's inception. In 1995, ZAP began marketing electric transportation on the Internet through our website, www.zapworld.com. ZAP has been a pioneer in developing and marketing electric vehicles such as a zero-emission ZAP(R) electric bicycle, ZAP Power System, which adapts to most bicycles, and the ZAPPY(R) folding electric scooter. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001, it added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2005 ZAP introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. To date, we have delivered more than 100,000 electric vehicles and consumer products to customers in more than 75 countries, which we believe establishes us as one of the leaders in the alternative transportation marketplace.

Today, ZAP is continuing its focus as one of the pioneers of advanced transportation technologies and leveraging its place in the market as a magnet for new technologies. The Company believes there is a growing and underrepresented market for fuel efficient transportation vehicles and we are capitalizing on the opportunities, enhanced by heightened environmental awareness, climate changes and economic pressures. The technology is available to deliver transportation solutions that are practical and affordable. With our products such as the XEBRA and ZAPPY 3, ZAP is already delivering such solutions to the market. Our goal is to become one of the largest and most complete brand and distribution portals in the United States for advanced technology vehicles.

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

PRODUCT SUMMARY

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE
--------------

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph in 2007. Within the next twelve to thirty-six months, we hope to have distribution agreements in place with three to four vehicle manufacturers whose products fit ZAP's mission. To distribute our product to end consumers and fleets, we have established more than 30 licensed automotive dealers and intend to grow this base significantly over the next several years.

In 2006, ZAP Automotive introduced the following automobile products:

          o  the 100% electric XEBRA sedan with an MSRP of approximately
             $11,000;

          o the 100% electric XEBRA utility vehicle truck with an MSRP of approximately $11,200; and

          o the Smart micro-car with an MSRP of approximately $25,000 (no longer distributed after September 30, 2006 due to interference from Daimler Chrysler).

In 2007, ZAP Automotive introduced a new electric scooter, the ZAPINO, with an advanced 3,000 watt brushless DC hub motor, perfect for city commuting and able to reach speeds of 30 MPH with an MSRP of $3,000.

Our future offerings that are currently in the developmental stage include:

          o the OBVIO 828, an economy micro-car from Brazil with an estimated MSRP of $16,000,

          o  CNG and Electric busses

          o the ZAP-X, a 100% electric vehicle which will use Lotus Engineering's Aluminum Performance Crossover ("APX") design.

          o The ZAP Alias, which has a target price of $32,500 per vehicle and an estimated range of 100 miles per charge. This vehicle launch date is for 2009.

We are also in discussions with other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months for other vehicle platforms.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 25 mph. The car's suggested retail price of $11,000 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today. XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

Working with our Chinese manufacturing partner, we have designed two XEBRA models: a sedan and a utility pick-up truck. The Chinese manufacturer's current manufacturing capacity is approximately 1,000 vehicles per month. Subject in large part to the level of financing secured, our current target is to distribute approximately 200 vehicles per month over the next 12 months. Initial market demand has been strong, both from end consumers using the vehicle as a "city-car" and from fleet managers of municipalities, states, green friendly corporations, and universities who have a preference or mandate to purchase zero emission vehicles.

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

XEBRA Sedan (ZAPCAR (R))

ZAP launched the sedan version of its XEBRA ZAPCAR on July 11, 2006. The sedan has a seating capacity for four and is being targeted for city/commuter use. Based on initial feedback, ZAP will be marketing the XEBRA sedan to government and corporate fleets as well as to families with two or more cars, but with plenty of occasion to use their vehicles for short, city drives.

XEBRA PK ( ZAPTRUCK(R))

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

Smart Car

The Smart Car was our initial automotive product. The project provided us with an excellent entry level opportunity in the micro-car market in the United States and confirmed our belief that there is a sizable demand for smaller, more fuel efficient (or alternatively fueled) vehicles. The Smart Car was manufactured by Daimler Chrysler, who we believe failed to identify the United States as a potential market. In Daimler Chrysler's absence, we contracted with a third party unaffiliated with Daimler Chrysler to have the Smart Car imported and "Americanized" to meet the growing demand for micro-cars. The process of Americanizing the Smart Car involved having the car modified to meet all Federal Motor Vehicle Safety Standards, United States Department of Transportation requirements, and Environmental Protection Agency regulations and applicable state requirements.

We proved that we could introduce and sell the Smart Car Americanized by ZAP took purchase orders for tens of thousands of vehicles and received a credit line of $425 million to purchase them. We consequently sold approximately 300 Smart Cars, but due to the legal conflict with Daimler-Chrysler and others, and the uncertainty of auto supply, we discontinued distribution of the Smart Car in September of 2006.

OBVIO!

In September 2005, we entered into an exclusive (in North America) distribution contract with the Brazilian automobile manufacturer OBVIO! for the future importation of two models of micro-cars - an economy 828 model and a full performance 012 model. The cars will have butterfly doors, seating capacity to accommodate three persons, up to 250 horsepower output and accessories such as iMobile and air conditioning. This car will function on multi-fuel technology, meaning they will have the ability to be powered by ethanol, gasoline, or any combination thereof. We are also working with OBVIO! to produce a 100% electric version. Although the prototype was completed, we are awaiting a firm production schedule from the manufacturer.

LOTUS

In 2007, we announced and entered into a development contract with Lotus Engineering to develop a electric all-wheel drive crossover high performance vehicle for the U.S. market. A combination of the lightweight aluminum vehicle architecture, a new efficient drive and advanced battery management systems is intended to enable a range of up to 350 miles between charges, with a rapid 10-minute recharging time. An auxiliary power unit is planned to support longer distance journeys.

The ZAP-X is proposed to be powered by revolutionary in-hub electric motors, delivering 644 horsepower in all wheel drive mode, theoretically capable of powering the ZAP-X to a potential top speed of 155mph. A new, strong, lightweight and highly efficient structure based on the Lotus technology is planned to give the car a very attractive power-to-weight ratio. We are in the midst of the development plan for the ZAP-X.

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected by 2009.

Future Automotive Offerings
---------------------------

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

Our current product offerings include:

          o  Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3
             EZ);
          o  Off-road vehicles (electric quads and motorcycles); and
          o Portable energy (universal recharge-it-all batteries and auxiliary batteries).

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

The Zapino is an electric scooter that is a great link between ZAP's personal transporters and electric cars. Not only economical and eco-friendly, the Zapino is powerful with an advanced 3000-watt brushless DC hub motor, perfect for city commuting. Able to reach speeds of 30 MPH, the Zapino is able to keep up with city traffic without contributing to city pollution. The rear wheel hub motor on the Zapino creates more room on board for additional batteries and performance. This innovative drive system eliminates the need for belts or chains with lower overall maintenance. It also delivers a more enjoyable ride because it is nearly silent, accelerates smoothly with no shifting, has no engine vibration, no tailpipe or heat exhaust -- just good, clean fun.

Off-Road Vehicles

All terrain vehicle ("ATV") manufacturers recognized in excess of $5.0 billion in revenues in 2006 with the market for ATVs. In the United States alone, approximately 800,000 units were sold in 2006. To date, all of the ATV's on the market are gas-powered. We believe electric ATV's have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk. The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV. The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. In the 1st quarter of 2007, we introduced the 800 watt "mid size" ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATV in the 3rd quarter 2008 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

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

Since we began operation in 1994, we have generated a profit only for the three month period ended September 30, 2006 and not in any other fiscal quarters or any fiscal year. We incurred net losses of $28.0 million, $11.9 million, $23.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. We can give no assurance that we will be able to operate profitably in the future.

In each of the thirteen years since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private and public offerings of our equity securities. Our planned expenditures are based primarily on our internal estimates of our future sales and ability to raise additional financing. If revenues or additional financing do not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. Our cash on hand was $4.3 million on December 31, 2007. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

WE MAY FACE LIQUIDITY CHALLENGES AND NEED ADDITIONAL FINANCING IN THE FUTURE.

We currently expect to be able to fund our working capital requirements from our existing cash and cash flows from operations through at least December 31, 2008. However, we could experience unforeseen circumstances, such as an economic downturn, unforeseen difficulties in manufacturing/distribution, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain equity or debt financing due to the factors listed above or in order to support our expansion, develop new or enhanced products, respond to competitive pressures, or respond to unanticipated requirements.

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

LITIGATION RISKS

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court in excess of $500 million. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed to the State of California Supreme Court.

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

MANUFACTURING OVERSEAS MAY CAUSE PROBLEMS FOR US.

We have been shifting our manufacturing overseas, including Chinese companies and a Brazilian company. There are many risks associated with international business. These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur. A failure to successfully mitigate any of these potential risks could damage our business.

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

LICENSES, PATENTS AND TRADEMARKS

We have the following patents covering our electric vehicles:

------------------------- -------------- ---------------------------------------
United States Patent      Date           Subject
------------------------- -------------- ---------------------------------------
Patent No. 5,491,390      2/13/1996      Electric motor power system for
                                         bicycles, tricycles, and scooters
------------------------- -------------- ---------------------------------------
Patent No. 5,671,821      9/30/1997      Electric motor system
------------------------- -------------- ---------------------------------------
Patent No. 5,848,660      12/15/1998     Portable Collapsible Scooter (ZAPPY)
------------------------- -------------- ---------------------------------------
Patent No. 5,634,423      6/3/1997       Personal Submersible Marine Vehicle
------------------------- -------------- ---------------------------------------
Patent No. 5,423,278      6/13/1995      Submersible Marine Vessel
------------------------- -------------- ---------------------------------------
Patent No. 5,303,666      4/19/1994      Submersible Marine Vessel
------------------------- -------------- ---------------------------------------
Patent No. 6,748,894      6/15/2004      Submersible Marine Vessel (sea scooter)
------------------------- -------------- ---------------------------------------
Patent No. 6,588,528      7/8/2003       Electric Vehicle Drive System
------------------------- -------------- ---------------------------------------
Patent No. 5,842,535      12/1/1998      Electric Drive Assembly for Bicycles
------------------------- -------------- ---------------------------------------
Patent No. 6,050,357      4/18/2000      Powered Skateboard
------------------------- -------------- ---------------------------------------
Patent No. 6,059,062      5/9/2000       Powered Roller Skates
------------------------- -------------- ---------------------------------------
Patent No. 5,735,361      4/7/1998       Dual-Pole Personal Towing Vehicle
------------------------- -------------- ---------------------------------------
Patent No. 5,913,373      6/22/1999      Dual-Pole Dual-Wheel Personal Towing
                                         Vehicle
------------------------- -------------- ---------------------------------------
Patent No. DS40400        4/10/2007      Three-Wheeled Vehicle (ZAPPY 3 Scooter)
------------------------- -------------- ---------------------------------------
Patent No. D433,718       11/14/2000     Portable Collapsible Scooter (ZAPPY)
------------------------- -------------- ---------------------------------------
Patent No. D347,418       5/31/1994      Scuba Scooter
------------------------- -------------- ---------------------------------------
Patent No. D359,022       6/6/1995       Scuba Scooter
Patent No  D555,043       11/13/2007     Xebra
------------------------- -------------- ---------------------------------------

We have the following trademarks covering our electric vehicles:

---------------------------------------------- ---------------------------------
United States Trademark                        Subject
---------------------------------------------- ---------------------------------
Trademark No. 2759913                          Cap'n Billy's Wiz-Bang and design
---------------------------------------------- ---------------------------------
Trademark No. 2240270                          Electricruizer
---------------------------------------------- ---------------------------------
Trademark No. 2534197                          ETC Express
---------------------------------------------- ---------------------------------
Trademark No. 2878219                          ETC Traveler
---------------------------------------------- ---------------------------------
Trademark No. 2248753                          Powerbike
---------------------------------------------- ---------------------------------
Trademark No. 2224640                          Powerski
---------------------------------------------- ---------------------------------
Trademark No. 2329466                          The Future is Electric
---------------------------------------------- ---------------------------------
Trademark No. 1794866                          ZAP
---------------------------------------------- ---------------------------------
Trademark No. 2912329                          ZAP Car
---------------------------------------------- ---------------------------------
Trademark No. 2335090                          ZAP Electric Vehicle Outlet
---------------------------------------------- ---------------------------------
Trademark No. 2885816                          ZAP Seascooter
---------------------------------------------- ---------------------------------
Trademark No. 2330894                          ZAPPY
---------------------------------------------- ---------------------------------
Trademark No. 2371240                          Zapworld.com
---------------------------------------------- ---------------------------------
Trademark No. 2320346                          Zero Air Pollution
---------------------------------------------- ---------------------------------
Trademark No. 2689203                          Swimmy
Trademark No. 3376385                          Recharge-IT-All
Trademark No. 3254373                          ZAP Battery
Trademark No. 3297900                          Xebra
Trademark No. 3318875                          Zapino
Trademark No. 3318875                          Empower
---------------------------------------------- ---------------------------------

BACKLOG

As of April 8, 2008, the Company has $6.8 million in backlog orders from auto-dealer purchase contracts for Xebra(R)Electric vehicles. We anticipate shipping these units from on hand inventory and future shipments. ZAP has a ready supply of Xebras from our China manufacturer who has excess production capacity available. The backlog for our consumer products on the same date was $712,000. We anticipate shipping the consumer products throughout the year of 2008.

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

EMPLOYEES

As of April 8, 2008, the Company had a total of 53 employees. We have employment agreements with the following: Mr. Schneider (Chief Executive Officer and Director), Mr. Starr (Chairman of the Board ), and Ms. Cude (Corporate Secretary and Director) until 2013, Mr. Hartman until August 2008 with annual extensions and Mr. Kazzaz until 2010. We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

ITEM 2.   DESCRIPTION OF PROPERTY.

The chart below contains a summary of our principal facilities

Location                      Use                      Square Feet     Rent
---------------------------   -------------------      -----------   --------
501 Fourth Street, SR         Corporate Headquarters      20,000     $   --  (1)
44720 Main Street,Mendocino   Retail Outlet                5,507     $   --
2 West Third Street           Main Warehouse              22,000     $  9,000
806 Donahue Street            Vehicle Storage             21,954     $  8,800
3362 & 3405 Fulton Road, SR   Office, Automobile Lot      21,780     $  7,000

   (1) Under the terms of the Mortgage, dated March 7, 2003, between the Company and Atocha Land LLC concerning the Fourth Street location, monthly payments of principal and interest amortizing the underlying $2 million debt have commenced on April 7, 2005, with the interest at 7.5%. The underlying debt may be converted to ZAP's common shares at Atocha's option. See also below.

The Company purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is in downtown Santa Rosa. Over the years it was updated and remodeled by previous owners and the Company. The Company has renovated the building during its ownership with new carpets, paint and remodeled to include a new showroom and conference room. The building and contents are adequately insured in the opinion of management. The Company occupies more than 90 percent of the building. The property tax rate is set at 1 percent per year of the assessed value (currently set at the 2004 appraised value of $2.9 million). The building is being depreciated over a 30 year useful life. The Company has a $2 million convertible note due in March 2025, with annual interest at 7.5%. The Company began making payments in April 2005 of $15,166 per month. The note is payable with equal principal and interest payments over the next 240 months. The note-holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The seller also received common stock and warrants in connection with the transaction. The Company purchased the Mendocino California property in May 2005 which is currently being used as a retail outlet. The net book value of our real estate holdings at December 31, 2007 was approximately $3.8 million.

The rest of our facilities are rented or leased. The properties located at 3362 and 3405 Fulton Road are rented on a month-by-month basis from ZAP's Chief Executive Officer. The Company plans to continue to rent properties based on the Company's needs. The Company believes these properties are adequate for the Company's foreseeable needs.

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court in excess of $500 million.. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed to the State of California Supreme Court.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by the Company and Rotoblock Corporation ("Rotoblock") as a consultant to perform public relations work on behalf of the Company and Rotoblock. As consideration for Mr. Alvis' consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000. The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home). The Company is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006. The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home. On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession. The court agreed to set aside the default judgments, but it left intact the writ of possession. The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default. Mr. Alvis has paid the Company the required $1,000. Mr. Alvis then filed (1) an answer denying the Company's allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud. All of Mr. Alvis' claims relate to the two contracts he executed with the Company and Rotoblock. Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore. For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession. The parties attended mediation on March 4, 2008 and reached a tentative settlement by which the matter would be resolved according to the following terms: (1) a mutual release of all claims; (2) ZAP would pay $25,000 to Mr. Alvis;. (3) ZAP would issue to Alvis $25,000 worth of shares of restricted ZAP common stock; (4) ZAP would issue Alvis warrants for 100,000 shares of restricted ZAP common stock, at a strike price of $.70 per share; and (5) ZAP would transfer title of disputed motor home to Alvis. While ZAP has signed the mediation agreement with these terms, Alvis has not yet done so. No definitive agreement has been executed, therefore, pending execution of the mediation agreement by Alvis, then approval of the settlement terms by the Company's Board of Directors, and preparation of a definitive settlement agreement. The next case management conference was scheduled for March 20, 2008, but the court continued same until July 3, 2008 to allow the parties time to negotiate a settlement.

Robert Chauvin; Mary Chauvin; Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Robert Chauvin, et al.") v. Voltage Vehicles; ZAP;

ZAP Power Systems Inc.; ZAPWORLDCOM; Elliot Winfield; Steven Schneider; Phillip Terrazzi; Max Scheder-Breschin; Renay Cude; [sic] and Does I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Rajun Cajun") and Voltage Vehicles. The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys' fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000. On January 19, 2007, defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on the grounds that the License Agreement entered into between Rajun Cajun and Voltage contains a forum selection clause designating Sonoma County, State of California as the only appropriate forum. The court granted that Motion on April 13, 2007. In its order on that motion, the court also found that all other motions pending in the Nevada court in this matter are now moot. (As of that time, the following motions were still pending: (1) Chauvin, et al.'s Notices of Intent to Take Default against two of the named corporate defendants and against the individual defendants, except Renay Cude;
(2) a Motion to Quash Service of Process or Alternatively for Dismissal by each of the individual defendants and both of the defunct corporate defendants; and
(3) Chauvin, et al.'s Motion for Publication of Summons against the named individual defendants.)

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys' fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants' third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008. The next case management conference is scheduled for April 2, 2008.

ZAP v. International Monetary Group,(Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court. ZAP sued International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract. ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties' agreement, is seeking to enforce a $500,000 promissory note. The parties settled the litigation in December, 2007, providing each other with general releases of all claims. In connection with the settlement of this matter and the matter International Monetary Group, Inc., a Delaware corporation; and Michael C. Scher dba the Law Offices of Michael C. Scher v. ZAP Corporation, a California corporation; and Steven Schneider, an individual, Scher returned stock certificates representing 1,431,294 shares of ZAP's common stock to Company for cancellation and ZAP issued 387,500 shares of ZAP common stock to IMG. .

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION
On July 1, 2002, ZAP's stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board") under the stock symbol of "ZAPZ." In 2006, the Company briefly traded on the ACRAEX under the symbol "ZP". In November, 2006, since the Company could not meet the listing requirements of the ARCEX, ZAP's common stock was approved for quotation on the OTC Bulletin Board under the symbol "ZAAP."

                                               BID PRICE
                                      ---------------------------
      PERIOD                           HIGH                 LOW
--------------------------            ------               ------
FISCAL YEAR 2007:
       DECEMBER 31, 2007              $ 0.81               $ 0.74
       SEPTEMBER 30, 2007               1.04                 1.02
       JUNE 30, 2007                    0.96                 0.93
       MARCH 31, 2007                   1.15                 1.05

FISCAL YEAR 2006:
       DECEMBER 31, 2006              $ 1.18               $ 0.79
       SEPTEMBER 30, 2006               1.74                 0.69
       JUNE 30, 2006                    2.59                 1.12
       MARCH 31, 2006                   1.81                 0.28

HOLDERS

We have approximately 3,590 record holders of our common stock as of April 8, 2008, according to a shareholders' list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

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

On October 3, 2007 the Company also issued 90,000 shares for an asset purchase valued at $90,000. On this same date the Company also issued 15,000 shares for charitable contributions valued at $15,000.

On November 9, 2007 the Company issued 3,723 shares were issued for professional services valued at $3,500.

On December 18, 2007, the Company issued 72,289 shares of common stock for professional services valued at $60,000. On this same date the Company also issued 50,000 shares for an asset purchase valued at $41,500.

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

Please read the "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" at the beginning of this Annual Report for important information about our forward-looking statements.

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2007
Recent Developments

Some of the significant events for the Company that occurred during the year of 2007 and through the date of this report are as follows:

   1. In November we received $5 million from the issuance of common stock in a private placement to a qualified investor.

   2. We signed a joint venture agreement with Youngman Automotive Group, China's number one luxury motor coach and high-quality commercial truck manufacturer, to manufacture, market and distribute electric and hybrid vehicles for the passenger car, truck and bus markets. This new venture is called Detroit Electric. We have invested a total of approximately $700,000 to date.

   3. During the third quarter we received orders for over 50,000 units of our Recharge-It-All line of rechargeable lithium battery storage devices. ZAP's Recharge-It-All line is a unique rechargeable battery system that can provide a portable power source for almost any kind of mobile electronic device, from cell phones, to digital cameras, to laptops. More than just a battery, Recharge-It-All can automatically sense and deliver the appropriate voltage for a range of power settings.

   4. We signed an agreement with Coca-Cola's Latin America subsidiary, Montevideo Refrescos Sociedad SA (Monresa). The contract is a purchase and service agreement for ZAP XEBRA(R) trucks. The first shipment of ZAP trucks is in transit from China and more details are expected to be announced with the rollout of the business model between ZAP and Coca-Cola.

   5. We are now developing a new highway capable electric vehicle that is affordable for consumers. With a targeted price of $32,000, the technology for the new vehicle is similar to that of an electric SUV concept announced earlier this year called ZAP-Alias, with a target release date in 2009.

   6. We have been allowed a patent and trademark for the ZAP XEBRA(R) city-speed electric car and truck from the United States Patent and Trademark Office. Over 600 Xebra trucks and sedans have been delivered through December 31, 2007.

   7. To help mitigate pollution and traffic congestion, Chile's largest power company, CHILECTRA, will allow its customers to use their monthly utility bill to finance the purchase of electric bicycles, scooters, mopeds and other vehicles from us. As part of the program, CHILECTRA has signed an exclusive agreement with ZAP to distribute its full-line of electric transportation in Chile.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

NET SALES for the year ended December 31, 2007, were $5.7 million compared to $10.8 million for the year ended December 31, 2006. The decrease was due to less sales of Smart Cars Americanized by ZAP. During the year ended December 31, 2007, the Company had approximately $2.1 million in Xebra sales, as compared to $737,000 for the year of 2006. Sales of the new product line of portable energy accounted for approximately $875,000 of the net sales for year ended December 31, 2007.

GROSS PROFIT increased by $250,000 from $525,000 in 2006 to $775,000 for the year ended December 31, 2007.
The major reason for the increase was due to more vehicle unit sales of Xebras, with higher sales margins in 2007, and sales of the new portable energy product line, which also has greater profit margins.

SALES AND MARKETING EXPENSES for the year ended December 31, 2007 increased by approximately $200,000 from $1.3 million in 2006 to $1.5 million in 2007. The increase was primarily due to greater marketing and promotion expenses for the Xebras and portable energy product lines during the year.

GENERAL AND ADMINISTRATIVE EXPENSES increased by $9.8 million from $15.4 million in 2006 to $25.2 million in 2007. The primary increase was due to non-cash expenses of $11.7 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted. The aforementioned increase also included expensing of stock options in accordance with SFAS123R, which was offset by lower expenses in 2007 as compared to 2006 related to professional fees and amortization for previously terminated licenses agreements.

RESEARCH AND DEVELOPMENT EXPENSES of $616,000 in 2007 were primarily for the Company's investment in a project with Lotus Engineering to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering's Versatile Vehicle Architecture technology. The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market. Additionally, we purchased various scooter prototypes in 2007 for evaluation of future model introductions. This compares to research and development expenses of $715,000 in 2006.

IMPAIRMENT LOSS ON THE SMART AUTOMOBILE LICENSE resulted from the cancellation of the Smart Auto License and distribution agreement during the third quarter of 2006. The expense of $2.2 million represents the write-off of the net book value of the Smart Automobile license, advances for inventory and related equipment.

GAIN ON SETTLEMENT OF SMART AUTO LIABILITY the Company realized a gain of $7.1 milllion resulting from the discharge of the liability from Smart Auto during the third quarter of 2006. The agreement with Smart Auto was previously cancelled in the second quarter of 2006 with a residual liability of $7.1 million at June 30, 2006. The discharge of the liability was largely due to Smart Auto's inability to supply smart Cars for ZAP to convert to Smart Cars Americanized by ZAP.

INTEREST EXPENSE, NET increased by $1.2 million from an interest expense of $241,000 for the year ended 2006 to interest expense of $1.4 million for the year ended December 31, 2007. The increase was due to interest and the amortization of the discounts in connection with the senior convertible debt that was issued in late 2006 and early 2007.

NET LOSS was $28.0 million for the year ended December 31, 2007 as compared to a net loss of $11.9 million for year ended December 31, 2006. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash in operations of $5.3 million and $4.9 million during the years ended December 31, 2007 and 2006, respectively. Cash used in operations in 2007 was the result of the net loss incurred for the year of $28 million, offset by non-cash expenses of $23 million. In 2007, non-cash expenses included $4.4 million for stock -based compensation for consulting and other services, $17.3 million for stock-based compensation to employees. Cash used in operations in 2006 was the result of the net loss incurred for the year of $11.9 million, offset by non-cash expenses of $5.1 million. In 2006, non-cash expenses included $4.7 million related to stock-based compensation for consulting and other services, $4.1 million for stock-based compensation to employees, $2.4 million related to the Smart Auto license and equipment impairment offset by a $7.1 million gain resulting from the settlement of the Smart Auto liability .

In 2007, the net change in operating assets and liabilities resulted in a cash decrease of $834,000. The change was primarily due to increases for inventory.

In 2006, the net change in operating assets and liabilities resulted in a cash increase of $2 million. The change was primarily due to decreases in inventory.

Investing activities used cash of $189,000 and $42,000 during the year ended December 31, 2007 and 2006, respectively.

Financing activities provided cash of $7.7 million and $5.5 million during the year ended December 31, 2007 and 2006, respectively.

The Company had cash and cash equivalents of $4.3 million at December 31, 2007 as compared to $2.2 million at December 31, 2006. The Company had a working capital of $3.4 million at December 31, 2007 as compared to working capital deficit of $71,000 at December 31, 2006.

During the second half of 2007, the Senior Convertible note holders have converted approximately $2.1 million of the notes into ZAP common stock leaving an outstanding balance of $681,000 at December 31, 2007.

In November 2007, we received $5 million from the issuance of common stock in a private placement to a qualified investor.

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

At present, the Company needs additional capital to continue expanding its current operations. The Company's primary capital needs are: (i) to purchase Xebra(TM) vehicles, both sedan and utility trucks from ZAP's Chinese partner to fulfill the increasing demand for 100% electric vehicles in the United States, and (ii) to continue building our dealer network and expanding ZAP's market initiatives. ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP's business plan, and to expand ZAP's efforts in the research and development of advanced technology vehicles, such as the ethanol-driven OBVIO! Automobiles, the new ZAP Alias, and ZAP-X program and other fuel efficient vehicles.

STOCK ISSUED AS COLLATERAL - In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing them to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of 500,000 of the shares, and the collaterized shares were reduced to 2,441,176 shares. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest Fund,L.P.requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account pending the possible funding of a loan by January of 2007. In return, Phi-Nest Fund, L.P., received for consulting services 150,000 shares of the collateral stock and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non cash charges in the accompanying 2006 consolidated statement of operations. Later in September, the Board of Directors approved the sale of 500,000 of the collateral stock to a qualified investor with proceeds of $487,500 received by the Company in October of 2006. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to International Monetary Group, a merchant banking company that was to procure financing for the Company, and 250,000 of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense.

In 2007, Michael C. Sher dba the Law Offices of Michael C. Sher who is holding the restricted common stock of 1,291,176 shares, has refused to release the stock to the Company due to a dispute over an alleged debt obligation which Michael C. Sher dba the Law Offices of Michael C. Sher believes the Company owes to his investment firm. The parties settled the litigation in December, 2007, providing each other with general releases of all claims. In connection with the settlement of this matter and the matter International Monetary Group, Inc., a Delaware corporation; and Michael C. Sher dba the Law Offices of Michael C. Sher
v. ZAP Corporation, a California corporation; and Steven Schneider, an individual, Sher returned stock certificates representing 1,431,294 shares of ZAP's common stock to Company for cancellation and ZAP issued 387,500 shares of ZAP common stock to IMG. Although the parties agreed to the settlement, the stock was not transferred until January 2008, thus completing the transaction.

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

8% Senior Convertible Notes

On December 5, 2006, when the market price of the Company's common stock was $0.89 per share, the Company entered into a Securities Purchase Agreement with three institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.5 million aggregate principal amount of 8% senior convertible notes due December 5, 2008 (the "Notes due 2008") and warrants to purchase 450,000 shares of common stock of the Company (the "Initial Warrants") in a private placement. The Notes due 2008 were originally convertible at $1.00 per share (the "Conversion Price") into 1,500,000 shares of the Company's common stock, subject to anti-dilution and other adjustments. The Initial Warrants, each immediately exercisable and expiring on December 5, 2011, are exercisable at $1.10 per share, subject to anti-dilution and other adjustments.

On February 20, 2007, when the market price of the Company's common stock was $1.08 per share, the Company entered into a Purchase and Amendment Agreement (the "Amendment"), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the "Original Agreement" and as amended by the Amendment, the "Agreement"), with several institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the "Notes due 2009" and with the Notes due 2008, the "Notes") and warrants to purchase 360,000 shares of the common stock of the Company (the "Additional Warrants" and with the Initial Warrants, the "Warrants"), in a private placement. The transaction closed on February 22, 2007 (the "February 2007 financing"). The Notes due 2009 were originally convertible at $1.00 per share into 1,200,000 shares of the Company's common stock, subject to anti-dilution and other adjustments.

On April 30, 2007, the Company entered into Certificates of Adjustments to the Notes and Warrants (the "Adjustments") to adjust certain provisions of the Notes and Warrants as a consequence of the declaration by the Company of a ten percent (10%) common stock dividend to common shareholders of record on February 15, 2007, payable February 28, 2007. As a result of the Adjustments, the conversion price of the Notes was reduced to $0.90 per share, the Initial Warrants were increased to 495,000 at an exercise price of $1.00 per share, and the Additional Warrants were increased to 396,000 at an exercise price of $1.20 per share.

On June 26, 2007, the Company entered into an Amendment Agreement (the "Second Amendment") with the purchasers to adjust certain provisions of the Notes and Initial Warrants as a consequence of selling shares to a third party investor for per share consideration less than the conversion price of the Notes and exercise price of the Initial Warrants. As a result, the conversion price of the Notes was reduced to $0.72 per share convertible into 3,713,892 shares of common stock and the initial Warrants were increased to 594,001 at an exercise price of $0.80 per share. The Second Amendment also deferred the June and July 2007 payments of the principal due under the Notes to August 1, 2007, extended the filing deadline of the Registration Statement to July 9, 2007, reduced the number of shares required to be registered under the Agreement to 130% of the shares underlying the Notes and Warrants, and allowed for the inclusion of an aggregate of 4,490,630 additional shares of common stock in any registration statement filed by the Company in connection with the Agreement. In consideration for these modifications, the Company agreed to pay the purchasers liquidated damages, payable in 141,750 shares of common stock of the Company, and warrants to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $1.10 per share. The Company also agreed to include the shares and warrants issued pursuant to the Second Amendment in the registration statement required to be filed by the Company pursuant to the Agreement.

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

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, "Accounting for Registration Payment Arrangements". This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Prior to the adoption of this FSP, the Company classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 2006 financing, since the resale of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and the Company's failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped. The Company's adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and "EITF 00-27, "Application of Issue No. 98-5, to Certain Convertible Instruments." The cumulative effect of this accounting change of $24,000 was credited to the opening accumulated deficit balance as of January 1, 2007.

The Company allocated the note proceeds of $1.5 million from the December 2006 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.844 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.39%; effective dividend rate of 0.00%; volatility of 142.17%; and expected term of 5 years. The relative fair value of the warrants is $303,000, which was recorded as a discount to the notes, with a corresponding credit to equity, or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $138,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $441,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, "Interest on Receivables and Payables," over the life of the notes. The effective interest rate of these notes is approximately 17.6% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

In accordance with EITF 98-5 and EITF 00-27, the Company allocated the note proceeds of $1.2 million from the February 2007 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.97 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.69%; effective dividend rate of 0.00%; volatility of 140%, and expected term of 4 years. The relative fair value of the warrants is $272,000, which was recorded as a discount to the notes, with a corresponding credit to equity or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $368,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $640,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, "Interest on Receivables and Payables," over the life of the notes. The effective interest rate of these notes is approximately 46.7% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

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

Scheduled annual maturities for this long-term debt for years ending after December 31, 2007 are as follows: $682,000 in 2008 (eight months).

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

Revenue Recognition
-------------------

The Company records revenues only upon the occurrence of all of the following conditions:

- The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

- The purchase price has been fixed, based on the terms of the purchase order;

- The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point; and

- The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances. The Company does not recognize sales taxes collected from customers as revenue.

Allowance for Doubtful Accounts
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2007 and 2006. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2007 was $ 16.9 million which has been recorded in general and administrative expenses. At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $8.9million, which is expected to be recognized through 2010.

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

ITEM 7.   FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheet of ZAP as of December 31, 2007, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.


                                      /s/ Bagell, Josephs, Levine & Company, LLC
                                      ------------------------------------------
                                      Marlton, New Jersey
                                      March 30, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of ZAP for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders' equity and cash flows of ZAP for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation when it adopted SFAS No. 123 (revised 2004), "Share-Based Payments" in accounting for its employee stock-based compensation, applying the modified prospective method effective January 1, 2006.


                                      /s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP
                                      ------------------------------------------
                                      San Francisco, California
                                      March 30, 2007

                              ZAP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007
                        (In thousands, except share data)

                                     ASSETS

Current assets:
 Cash and cash equivalents                                         $      4,339
 Accounts receivable, net of allowance of $172                              373
 Inventories                                                              1,437
 Prepaid non-cash professional fees                                         283
 Other prepaid expenses and other current assets                            747
                                                                   ------------
  Total current assets                                                    7,179

Property and equipment, net                                               4,471

Other assets:
 Patents and trademarks, net                                                 10
 Prepaid non-cash professional fees, less current portion                    82
 Deferred offering costs                                                     20
 Deposits and other                                                         176
                                                                   ------------
                                                                   $     11,938
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current portion of long-term debt                                 $        104
 Accounts payable
                                                                            128
 Accrued liabilities                                                      2,259
 Deferred revenue                                                           752
 8% Senior convertible debt, net of discount of $136                        546

                                                                   ------------
  Total current liabilities                                               3,789

Secured convertible note, less current portion                            1,724
                                                                   ------------
Total Liabilities                                                         5,513
                                                                   ------------
Commitments and contingencies

Shareholders' equity:

 Common stock; 400 million shares authorized; no par value;
  57,478,158 shares issued and outstanding                              122,672
 Common Stock issued as loan collateral                                  (1,549)
  Accumulated deficit
                                                                       (114,698)
                                                                   ------------
  Total shareholders' equity                                              6,425
                                                                   ------------
                                                                   $     11,938
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands; except per share data)

                                                                  Year ended December 31
                                                               -----------------------------
                                                                   2007             2006
                                                               ------------     ------------
Net sales                                                      $      5,712     $     10,830
Cost of goods sold (exclusive of amortization
  of smart license)                                                   4,937           10,305
                                                               ------------     ------------
Gross profit                                                            775              525
                                                               ------------     ------------
Operating expenses:
 Sales and marketing                                                  1,508            1,319
 General and administrative (non-cash of
  $21,735 in 2007 and $8,749 in 2006, respectively)                  25,284           15,452
 Research and development                                               616              715
 Impairment loss on Smart Automobile license,                           175            2,448
    fixed assets and goodwill
                                                               ------------     ------------
Total operating expenses                                             27,583           19,934
                                                               ------------     ------------
Loss from operations                                                (26,808)         (19,409)
                                                               ------------     ------------
Other income (expense):
 Gain on settlement of Smart Auto liability                            --              7,051
 Gain on revaluation of put-option, warrant and
  note derivative  liabilities                                         --                581
 Interest expense, net (non-cash of $0 in 2007                       (1,393)            (241)
   and $207 in 2006, respectively)
 Other income, net                                                      199              107

                                                               ------------     ------------
                                                                     (1,194)           7,498
                                                               ------------     ------------
Loss before income taxes                                            (28,002)         (11,911)

Provision for income taxes                                               (4)              (4)
                                                               ------------     ------------
Net loss                                                       $    (28,006)    $    (11,915)
                                                               ============     ============

Net loss per share attributable to common shareholders:
Basic and diluted                                              $      (0.59)    $      (0.31)

Weighted average number of common shares outstanding:
Basic and diluted                                                    47,822           39,021

The accompanying notes are an integral part of these consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                  Common        Notes
                                             Convertible                                          stock      Receivable
                                           preferred stock         Common stock                   issued        from
                                       ----------------------  --------------------- Accumulated  as loan      Share-
                                        Shares       Amount     Shares      Amount     Deficit   collateral    holders      Total
                                       ---------    ---------  ---------   ---------  ---------   ---------   ---------   ---------

Balance at December 31, 2005                7.50    $   7,500     32,585   $  78,451  $ (74,753)  $  (3,529)  $     (56)  $   7,613

Issuance of common stock for:
  Inventory and other assets                                           5           3                                              3
  Consulting and other services                                    1,786       1,585                    780          56       2,421
  Employee compensation                                              435         388                                            388
  Cash                                                             1,129         876                  1,200                   2,076
  Exercise of warrants and options                                 2,174       2,061                                          2,061
  Settlement of Smart Auto liability       (7.50)      (7,500)       300         405                                         (7,095)


Fair value of warrants and options
 issued for:
  Consulting and other services                                                2,278                                          2,278
  Employee compensation                                                        3,662                                          3,662
  Settlement of Smart Auto liability                                             950                                            950
  Reclassification of warrant liability                                          568                                            568


Net loss                                    --           --         --          --      (11,915)                   --       (11,915)

                                       ---------    ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 2006                --           --       38,414      91,227    (86,668)     (1,549)       --         3,010

Adjustment to retained earnings                                                             (24)                                (24)
   on adoption of EITF00-19-2
   (See Note 6)
Issuance of common stock for:
  Inventory and other assets                                         242         237                                            237
  Consulting and other services                                    3,448       3,415                                          3,415
  Employee compensation                                              855         821                                            821
  Cash                                                             6,656       5,700                                          5,700
  Exercise of warrants and options                                   955         719                                            719
  Principle payments and conversion
   of convertible debt                                             2,931       2,166                                          2,166
  Stock dividend                                                   3,977        --                                             --

Fair value of warrants and options
 issued for:
  Cash                                                                           200                                            200
  Warrants issued to convertible
   debt holders                                                                1,256                                          1,256
  Consulting and other services                                                  457                                            457
  Employee compensation                                                       16,474                                         16,474
 Net loss                                                                               (28,006)                            (28,006)
                                       ---------    ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 2007                --      $    --       57,478   $ 122,672   (114,698)  $  (1,549)  $    --     $   6,425
                                       =========    =========  =========   =========  =========   =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                Year ended December 31
                                                            ------------------------------
                                                                2007              2006
                                                            ------------      ------------
Operating activities:
  Net loss                                                  $    (28,006)     $    (11,915)
  Items not requiring the current use of cash:
    Gain on settlement on Smart Auto liability                      --              (7,051)
    Impairment write down of Smart Auto license and
     equipment                                                      --               2,191
    Impairment of goodwill                                           175              --
    Amortization of note discount and deferred offering
     Costs                                                           958              --
    Stock-based employee compensation                             17,295             4,050
    Stock-based compensation for consulting and other
      services                                                     4,368             4,699
    Stock-based compensation for interest and other
      penalities                                                     314
    Depreciation and amortization                                    318             1,434
    Impairment of fixed assets                                      --                 257
    Gain(Loss)on revaluation of warrant and
       note derivative liabilities                                  --                 158
    Gain(Loss)on revaluation of put option liability                --                (739)
    Allowance for doubtful accounts                                   (7)             (154)
    Non-cash interest expense attributable to
      discount on convertible                                       --                 207
    Changes in other items affecting operations:
      Accounts receivable                                           (142)              115
      Inventories                                                  1,004              (609)
      Advance on Smart car inventory                                --               1,378
      Prepaid expenses                                              (296)             (267)
      Other assets                                                   (68)              260
      Accounts payable                                              (121)               61
      Accrued liabilities                                           (678)              921
      Deferred revenue                                              (438)              140
                                                            ------------      ------------
      Cash used for operating activities                          (5,324)           (4,864)
                                                            ------------      ------------
Investing activities:
  Acquisition of property and equipment                             (189)              (77)
  Proceeds from sale of equipment                                   --                  35
                                                            ------------      ------------
      Cash used for investing activities                            (189)              (42)
                                                            ------------      ------------
Financing activities:
  Issuance of common stock                                         5,900             2,076
  Exercise of warrants and options                                   719             2,061
  Proceeds from debt, net of issuance costs                        1,185             1,475
  Payments on long-term debt                                        (112)              (93)
                                                            ------------      ------------
      Cash provided by financing activities                        7,692             5,519
                                                            ------------      ------------

Increase in cash and cash equivalents                              2,179               613

Cash and cash equivalents at beginning of year                     2,160             1,547
                                                            ------------      ------------

Cash and cash equivalents at end of year                    $      4,339      $      2,160
                                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ZAP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP ("The Company" or "ZAP"), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY, using parts manufactured by various contractors. The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2007, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

A summary of significant accounting policies is as follows:

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, RAP Group ("RAP"), Voltage Vehicles ("VV"), ZAP Rentals and ZAP Stores for the years ended December 31, 2007 and 2006. On October 1, 2006 RAP surrendered its Dealer Vehicle License and began doing business under the existing Dealer Vehicle License of Voltage Vehicles. All subsidiaries are 100% owned by ZAP. All significant inter-company transactions and balances have been eliminated.

REVENUE RECOGNITION
-------------------

The Company records revenues only upon the occurrence of all of the following conditions:

- The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

- The purchase price has been fixed, based on the terms of the purchase order;

- The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point; and

- The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances. The Company does not recognize sales taxes collected from customers as revenue.

DEFERRED REVENUE
----------------

Voltage Vehicles sells licenses to auto dealerships under the ZAP name. The term of the license agreements range from four to five years and among other things, call for the licensee to purchase a minimum number of vehicles from ZAP each year. As of December 31, 2007, the Company had collected a total of $1,230,000 related to these agreements and has classified them as current deferred revenue. The Company's policy is to begin recognizing revenue when we begin delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2006, the Company began recognizing revenue on various license agreements on a straight-line basis over the term of the agreements.

The Company has recognized $171,000 of revenue and recorded $267,000 in changes to the license agreements for the year ended December 31, 2007 resulting in an ending balance in deferred revenue of $752,000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2007. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

INVENTORIES
-----------

Inventories consist primarily of vehicles (gas and electric), parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

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

PATENTS AND TRADEMARKS
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. For each of the years ended December 31, 2007 and 2006, amortization expense was approximately $21,000 and $33,000, respectively.

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

Goodwill
--------

Goodwill resulted from the Company's acquisition of Voltage Vehicles in 2002.The Company tests for goodwill impairment annually in December, absent earlier indicators of impairment. The valuation of goodwill is based on the Company's discounted projected cash flows of VV. The valuation of goodwill related to VV indicated that the fair value of goodwill at December 31, 2007 was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $175,000 in 2007.

ADVERTISING
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $199,000 and $320,000 in the years ended December 31, 2007 and 2006, respectively.

WARRANTY
--------

The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra(R) vehicles. At December 31, 2007, the Company has recorded a warranty liability for $293,000 for estimated repair costs.

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

Risks and uncertainties

The Company relies on one manufacturer, Shandong Jindalu Vehicle Co., LTD of China ("Shandong") to supply 100% of Xebra Electric Vehicles. If Shandong is unable to supply electric vehicles and the Company is unable to obtain alternative sources of supply for these products and services, the Company might not be able to fill existing backorders and/or to sell more Xebra Electric Vehicles.

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

INCOME TAX POLICIES
-------------------

The Company accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, operating loss and tax credit carry-forwards and are measured using the current enacted tax rates and laws. The Company has made no provision for income taxes except for the minimum state tax due in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

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

STOCK-BASED COMPENSATION
------------------------

We have stock compensation plans for employees and directors, which are described in Note 8 of the consolidated financial statements. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income (loss). We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock compensation.

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

Under the provisions of SFAS 123R, we recorded $16.9 million and $4.1 million of stock-based compensation, net of estimated forfeitures, in general and administrative expenses, in our consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 the total unrecognized stock-based compensation balance for unvested options was $8.9 million, which is expected to be amortized through 2010. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R, with the following range of assumptions:

                                           Year ended           Year ended
                                        December 31, 2007    December 31, 2006
                                        -----------------    -----------------
Expected dividend yield                                 0%                   0%
Expected volatility                        114.3 to 126.2%      134.0 to 154.4%
Risk-free interest rate                      4.16 to 4.98%        4.63 to 5.21%
Expected life (in years) from grant date       2.5 to 5.75         0.50 to 6.50
Exercise price                              $0.91 to $1.32       $0.50 to $2.80

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC's Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the years ended December 31, 2007 and 2006 was $1.00 and $0.57, respectively. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

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

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
------------------------------------------------------

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common shareholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common shareholders were the same for the two years ended December 31, 2007 and 2006. Options, warrants and convertible debt for 68,172,005shares and 64,770,809 shares were excluded from the computation of loss per share at December 31, 2007 and 2006, respectively, as their effect is anti-dilutive to. Common shares issued as collateral for a loan that has not been finalized totaling 1.292 million shares have been excluded from the weighted average number of shares outstanding for 2007 and 2006, respectively. The 2006 loss per share and the weighted average common shares outstanding reflect the 10% stock dividend paid in February 2007.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2006, the EITF reached a consensus on Issue No. 06-3, HowTaxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material effect on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN No.48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.. The Company adopted FIN No. 48 as of January 1, 2007. See Note 7 of the notes to the consolidated financial statements for further analysis of the impact of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company has not yet evaluated the impact SFAS No. 157 may have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management has not yet decided if the Company will choose to measure any eligible financial assets and liabilities at fair value.

On December 21, 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective for companies with fiscal years ending on or after December 15, 2006. The Company adopted EITF 00-19-2 on January 1, 2007 and the cumulative effect of this accounting change of $24,000 was credited to the opening accumulated deficit balance.

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

In June 2006, ZAP agreed in principle to amend its agreement with Smart Auto that was originally signed in April 2004. As a result, Smart Auto returned to ZAP all of the remaining preferred shares, or 7,500 preferred shares valued at $7.5 million, in exchange for, among other things, 300,000 common shares valued at $405,000 and 1 million warrants with an exercise price of $1.75 per share valued at $950,000 using the Black-Scholes option pricing model. In addition, ZAP's obligation to pay accrued license fees of $906,000 at June 30, 2006 was canceled. As a result ZAP recorded a liability to Smart Auto of $7 million at June 30, 2006.

In September 2006, the Company further amended and renegotiated its agreement with SA for the Smart Car, due to the unavailability of Smart Cars and Daimler-Chrysler's announcement to begin selling Smart Cars in the U.S. in 2008. This negotiation superseded all previous license and other distribution or asset agreements between ZAP and SA. The renegotiated agreement released ZAP from any remaining obligations to Smart Auto under its previous agreements and any liability to SA and resulted in the reversal of approximately $7 million in liabilities owed and the corresponding recognition of $7 million in other income. The Company also recognized an impairment loss on the remaining value of the license with SA of approximately $2.2 million. Amortization expense of the license was $1,056,000 for the year ended December 31, 2006. As of September 30, 2006, the Company no longer distributes Smart Cars.

NOTE 3 - INVENTORIES

Inventories at December 31, 2007 are summarized as follows (thousands):

      Vehicles-conventional                    $    245
      Advanced technology vehicles                1,181
      Parts and supplies                             46
      Finished goods                                267
                                               --------
                                                  1,739
      Less - inventory reserve                     (302)
                                               --------
                                               $  1,437
                                               ========

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

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2007 are as follows (in thousands):

      Balance as of January 1, 2007            $    518
      Provision for slow moving inventory           155
      Write-off of slow moving inventory           (371)
                                               --------
      Balance as of December 31, 2007          $    302
                                               ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 are summarized as follows
(thousands):

      Land                                     $  1,078
      Buildings and improvements                  3,184
      Machinery and equipment                       120
      Computer equipment and software               229
      Office furniture and equipment                 64
      Leasehold improvements                         47
      Vehicles                                      609
                                               --------
                                                  5,331
      Less - accumulated depreciation and
        amortization                               (860)
                                               --------
                                               $  4,471
                                               ========

The land and building and certain equipment, with a net book value of $2,703,000 at December 31, 2007, are pledged as security for certain indebtedness (see Note
7). Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was approximately $288,000 and $345,000, respectively.

NOTE 5 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 consisted of the following (in thousands):

      Accrued professional fees                $    987
      Accrued payables                              134
      Customer deposits                             282
      Warrant liabilities                           292
      Other accrued expenses                        564
                                               --------
                                               $  2,259
                                               ========

NOTE 6 - DEBT

The Company has a $2 million convertible note due in March 2025, with annual interest at 7.5% , the note is payable with equal principal and interest payments over the next 240 months. The note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP's common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company's new corporate headquarters and is secured by this property. The note has a balance of $ 1,809,000 at December 31, 2007. Scheduled annual maturities for this long-term debt for years ending after December 31, 2007 are as follows: $104,000-2008; $104,000-2009; $104,000-2010; $104,000 - 2011; $104,000 - 2012; and $1,289,000-
thereafter.

CONVERTIBLE DEBT
----------------

8% Senior Convertible Notes

On December 5, 2006, when the market price of the Company's common stock was $0.89 per share, the Company entered into a Securities Purchase Agreement with three institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.5 million aggregate principal amount of 8% senior convertible notes due December 5, 2008 (the "Notes due 2008") and warrants to purchase 450,000 shares of common stock of the Company (the "Initial Warrants") in a private placement. The Notes due 2008 were originally convertible at $1.00 per share (the "Conversion Price") into 1,500,000 shares of the Company's common stock, subject to anti-dilution and other adjustments. The Initial Warrants, each immediately exercisable and expiring on December 5, 2011, are exercisable at $1.10 per share, subject to anti-dilution and other adjustments.

On February 20, 2007, when the market price of the Company's common stock was $1.08 per share, the Company entered into a Purchase and Amendment Agreement (the "Amendment"), amending the Securities Purchase Agreement entered into by the Company on December 5, 2006 (the "Original Agreement" and as amended by the Amendment, the "Agreement"), with several institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.2 million aggregate principal amount of 8% senior convertible notes due February 2009 (the "Notes due 2009" and with the Notes due 2008, the "Notes") and warrants to purchase 360,000 shares of the common stock of the Company (the "Additional Warrants" and with the Initial Warrants, the "Warrants"), in a private placement. The transaction closed on February 22, 2007 (the "February 2007 financing"). The Notes due 2009 were originally convertible at $1.00 per share into 1,200,000 shares of the Company's common stock, subject to anti-dilution and other adjustments.

On April 30, 2007, the Company entered into Certificates of Adjustments to the Notes and Warrants (the "Adjustments") to adjust certain provisions of the Notes and Warrants as a consequence of the declaration by the Company of a ten percent (10%) common stock dividend to common shareholders of record on February 15, 2007, payable February 28, 2007. As a result of the Adjustments, the conversion price of the Notes was reduced to $0.90 per share, the Initial Warrants were increased to 495,000 at an exercise price of $1.00 per share, and the Additional Warrants were increased to 396,000 at an exercise price of $1.20 per share.

On June 26, 2007, the Company entered into an Amendment Agreement (the "Second Amendment") with the purchasers to adjust certain provisions of the Notes and Initial Warrants as a consequence of selling shares to a third party investor for per share consideration less than the conversion price of the Notes and exercise price of the Initial Warrants. As a result, the conversion price of the Notes was reduced to $0.72 per share convertible into 3,713,892 shares of common stock and the initial Warrants were increased to 594,001 at an exercise price of $0.80 per share. The Second Amendment also deferred the June and July 2007 payments of the principal due under the Notes to August 1, 2007, extended the filing deadline of the Registration Statement to July 9, 2007, reduced the number of shares required to be registered under the Agreement to 130% of the shares underlying the Notes and Warrants, and allowed for the inclusion of an aggregate of 4,490,630 additional shares of common stock in any registration statement filed by the Company in connection with the Agreement. In consideration for these modifications, the Company agreed to pay the purchasers liquidated damages, payable in 141,750 shares of common stock of the Company, and warrants to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $1.10 per share. The Company also agreed to include the shares and warrants issued pursuant to the Second Amendment in the registration statement required to be filed by the Company pursuant to the Agreement.

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

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, "Accounting for

Registration Payment Arrangements". This FASB staff position addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Prior to the adoption of this FSP, the Company classified as a note derivative liability and as a warrant liability, financial instruments included in or issued in conjunction with our December 2006 financing, since the resale of the underlying shares issuable upon conversion of the notes and exercise of the warrants was required to be registered with the SEC, and the Company's failure to file, and obtain and maintain the effectiveness of a registration statement would result in potential cash payments which were not capped. The Company's adoption of this accounting pronouncement as of January 1, 2007 resulted in a reclassification of the note derivative liability to the note liability and the warrant liability to equity, and an adjustment to the note discount to reflect the allocated value of the warrant and a beneficial conversion feature, accreted to December 31, 2006, both calculated in accordance with EITF Nos. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and "EITF 00-27, "Application of Issue No. 98-5, to Certain Convertible Instruments." The cumulative effect of this accounting change of $24,000 was credited to the opening accumulated deficit balance as of January 1, 2007.

The Company allocated the note proceeds of $1.5 million from the December 2006 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.844 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.39%; effective dividend rate of 0.00%; volatility of 142.17%; and expected term of 5 years. The relative fair value of the warrants is $303,000, which was recorded as a discount to the notes, with a corresponding credit to equity, or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $138,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $441,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, "Interest on Receivables and Payables," over the life of the notes. The effective interest rate of these notes is approximately 17.6% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

In accordance with EITF 98-5 and EITF 00-27, the Company allocated the note proceeds of $1.2 million from the February 2007 financing between the fair value of the notes and the fair value of the warrants. The Company valued the warrants at $0.97 per share using the binomial option pricing model with the following assumptions: risk free interest rate of 4.69%; effective dividend rate of 0.00%; volatility of 140%, and expected term of 4 years. The relative fair value of the warrants is $272,000, which was recorded as a discount to the notes, with a corresponding credit to equity or common stock. The Company determined that the proceeds allocated to the warrants should be treated as equity in accordance with the provisions of EITF 00-19 and FSP 00-19-2. The Company further determined that there was a beneficial conversion feature associated with the notes of $368,000, calculated as the difference between the fair value of the shares of common stock issuable upon conversion of the notes and the proceeds allocated to the notes. The Company recorded the amount of the beneficial conversion feature as an additional discount to the notes, with a corresponding credit to equity, or common stock. The aggregate amounts of the discounts to the notes was $640,000, which is being amortized to interest expense using the effective interest method prescribed by APB Opinion No. 21, "Interest on Receivables and Payables," over the life of the notes. The effective interest rate of these notes is approximately 46.7% based on the stated interest rate, the amount of amortized discount, the amount of deferred offering costs attributable to the notes and their term.

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

Scheduled annual maturities for this long-term debt for years ending after December 31, 2007 are as follows: $682,000 in 2008 (eight months).

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

NOTE 7 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                 2007        2006
                                               --------    --------

      Computed expected tax expense            $ (9,370)   $ (4,057)
      Losses and credits for which no
          benefits have been recognized           8,419       2,800
      Stock grants and warrants not
          deductible for income tax purposes        952       1,244
      Meals and entertainment expenses, and
          officers life insurance not
          deductible for income tax purposes          8          14
      R&D Credit                                     (8)       --
      State tax expense, net of federal
          income tax benefit                          3           3
                                               --------     --------
                                               $      4    $      4
                                               ========    ========

THE TAX EFFECT OF TEMPORARY DIFFERENCES THAT GIVE RISE TO SIGNIFICANT PORTIONS OF THE DEFERRED TAX ASSETS AT DECEMBER 31, 2007 IS PRESENTED BELOW:

                                                 2007
                                               --------
      Deferred tax assets:
        Net operating loss carryovers          $ 28,560
        Fixed assets, due to differences in
          depreciation                              346
        Inventory                                    96
        Accrued liabilities                         500
        Stock based compensation                  5,790
        Notes receivable reserve                    428
        Intangible assets due to impairment         201
        Other                                       694
                                               --------

      Total gross deferred tax assets            36,615
      Valuation allowance                       (36,615)
                                               --------

      Net deferred tax assets                  $   --
                                               ========

The net change in the valuation allowance for the year ended December 2007 was an increase of $9.3 million. Because there is uncertainty regarding the

Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2007, the Company had federal tax net operating loss carry-forwards of approximately $68.4 million, which will expire in the years 2012 through 2027. The Company also has federal research and development credit carryforwards as of December 31, 2007 of approximately $147,000 which will expire in the years 2012 through 2026. State tax net operating loss carryforwards were approximately $60 million as of December 31, 2007. The state net operating loss carryforwards will expire in the years 2012 through 2018.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits at January 1, 2007, and does not have any unrecognized tax benefits at December 31, 2007 and, as a result, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the year ended December 31, 2007.

NOTE 8 - STOCK OPTIONS

During 2002 as part of the confirmed plan of reorganization, ZAP created an Incentive Stock Option Plan ("2002 Plan"). During 2007, ZAP created a new Incentive Stock Option Plan ("2007 Plan").

Options to purchase common stock are granted by the Board of Directors under four Stock Option Plans, referred to as the 2007,2006, 2002 and 1999 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The numbers of shares available for grant under the 2007, 2006, 2002 and 1999 Plans are 10,000,000,4,000,000, 10,000,000 and 1,500,000 respectively. Options are granted at no less than fair market value on the date of grant. Options granted in 2007 and 2006 generally become exercisable as they vest over a three year period, and expire ten years after the date of grant.

Option activity under the2007, 2006, 2002 and 1999 plans is as follows (thousands):

                                        2007 Plan                 2006 Plan                2002 Plan                1999 Plan
                                   -------------------      --------------------      --------------------      -------------------
                                               Weighted                  Weighted                  Weighted                 Weighted
                                               Average                   Average                   Average                  Average
                                  Number of    Exercise    Number of     Exercise    Number of     Exercise    Number of    Exercise
                                   Shares       Price       Shares        Price       Shares        Price       Shares       Price
                                   -------------------      --------------------      --------------------      -------------------
Outstanding at January 1, 2006       --           --          --            --         6,262        $ 1.04         155       $ 1.20
Granted                              --           --         1,367        $ 0.92         612          0.57         208         1.11
Exercised                            --           --          --            --          (619)         0.34        --          --
Canceled                             --           --          --            --          (400)         1.07        --          --
                                   ------       ------      ------        ------      ------        ------      ------       ------
Outstanding at December 31, 2006     --           --         1,367          0.92       5,855          0.99         363         1.15
Granted                             1,000         1.03       2,974          1.02
Exercised                            --           --           (33)         0.74        (277)         0.74        --          --
Canceled                             --           --          --            --          --            --          --          --
                                   ------       ------      ------        ------      ------        ------      ------       ------
Outstanding at December 31, 2007    1,000       $ 1.03       4,308        $ 1.01       5,578        $ 0.98         390       $ 1.04
                                   ======       ======      ======        ======      ======        ======      ======       ======

Note: The exercise prices were adjusted for a 10% stock dividend effective in February 2008.

The weighted average fair value of options granted during the years ended December 31, 2007 and 2006 was $1.07 and $0.57, respectively.

The following information applies to options outstanding at December 31, 2007:


                                            2007 Plan        2006 Plan       2002 Plan        1999 Plan
                                          -------------    -------------   -------------    -------------
 Range of exercise prices                 $1.03 - $1.03    $2.80 - $0.88   $2.80 - $0.25    $1.20 - $1.11
 Weighted average remaining life (years)       10.5              9               8               9.5
 Options exercisable                         125,000         2,951,260       5,578,485         262,167
 Weighted average exercise price              $1.03            $1.02           $0.96           $ 1.04

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2007                2006
                                         ---------------     ----------------
 Dividends                                    None                None
 Expected volatility                      114.00-152.00      134.00 - 154.43%
 Risk free interest rate                   3.20-4.98%          4.63 - 5.21%
 Expected life                           2.50-5.75 years     0.50 - 6.5 years

At December 31, 2007, the Company has outstanding stock options for employees to purchase 11,277,385 shares , at exercise prices ranging from $0.23 to $1.20

NOTE 9 - MAJOR CUSTOMERS

During 2007 ,Voltage Vehicles had established relationships with 57 dealers nationwide. 2 of our dealers have purchased over $250,000 of Xebras each that make up 22 % in total of its sales.

NOTE 10 - COMMITMENTS

Distribution Agreement
----------------------

In May of 2007, ZAP signed a distribution agreement with PML FlightLink Limited ("PML") for the purchase of an advanced propriety wheel motor and control system. ZAP received the exclusive rights to use this system in its current and future product line. In conjunction with the agreement with PML, ZAP has committed to an initial order of approximately $10 million in PML wheel motors, subject to terms and conditions agreed on by the parties. A commercial product has not been provided to the Company as of March 28, 2008.

China Joint Venture
-------------------
On September 17, 2007, ZAP entered into a shareholders' agreement to form a joint venture with Youngman Automobile Co., Ltd. ("Youngman") also known as Youngman Automotive Group, a leading maker of luxury motor coaches and high-quality commercial trucks in China. ZAP and Youngman have agreed to pursue the joint venture under EV Holdings Limited, a newly formed corporation based in Hong Kong ("EV Holdings").

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

Albert Lam, formerly the CEO of Lotus Engineering and a Director of ZAP as of October 22, 2007, has been appointed by the Company and Youngman to serve as Chairman of the Board of Directors of EV Holdings, which shall initially consist of three directors. ZAP CEO Steven Schneider also agreed to serve as a director on the board, and a third director shall be selected and appointed by Youngman.

The shareholders agreement for EV Holdings provides that the company will reserve shares for future grants to key employees, on terms to be set from time to time by its board of directors. The shareholders agreement may be terminated by either ZAP or Youngman with 90 days advance notice if the other party materially breaches the agreement, liquidates, or undergoes a change of corporate control.

The Company presently rents its warehouse under an operating lease that expires in December 2008. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. The Company rents the location of its car outlet and another warehouse from the Company's CEO (see Note 14). Rent expenses under all leases were approximately $323,000 and $300,000 in 2007 and 2006, respectively.

NOTE-11 SHAREHOLDERS' EQUITY

STOCK DIVIDEND
--------------

On November 9, 2006, ZAP's Board of Directors approved a 10% stock dividend which was issued, effective February 28, 2007, to all shareholders of record as of February 15, 2007.

COMMON STOCK
------------

During our annual meeting of shareholders held in July of 2007, an amendment to the Company's Amended and Restated Articles of Incorporation was approved to increase the authorized common stock from 200 million to 400 million shares.

2007 ISSUANCES
--------------

STOCK ISSUED FOR ASSETS

In 2007, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2007, 242,000 shares were issued for purchase of inventory and certain assets

STOCK ISSUED FOR SERVICES. In 2007, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2007, the Company issued grants for 3,448,000 shares as consideration under agreements for consulting and related services, and 855,000 shares were issued for employee compensation.

STOCK ISSUED FOR CASH. During 2007, the Company raised $5.7 million in cash through the issuance of 6,656,000 shares of common stock. Another 955,000 shares were issued due to the conversions of options and warrants and resulted in cash of $719,000.

STOCK ISSUED FOR CONVERSION OF SENIOR CONVERTIBLE DEBT. During 2007 the Company issued 2,931,000 shares due to the conversion of the 8% Senior Convertible Debt into shares of common stock.

STOCK DIVIDEND. In February, the Company issued 3,977,000 shares common stock for the 10% stock dividend.

2006 ISSUANCES

STOCK ISSUED FOR ASSETS

In 2006, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2006, 4,441 shares with value of $3,230 were issued for purchase of inventory and certain assets. In 2005, under the terms of the purchase of a building and certain other assets, the Company was obligated to issue additional shares of common stock for no additional consideration if at the end of one year the market price of ZAP's common shares was less than the market price of the date of issuance. At December 31, 2006, the remaining put option liability related to this building purchase was recorded at $230,105, to reflect the remaining amount due to the seller.

STOCK ISSUED FOR SERVICES
In 2006, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at intrinsic value of the stock on the grant date. During 2006, the Company issued grants for 2,436,000 shares, including 650,000 collateral shares, as consideration under agreements for consulting, legal and other services. The Company also issued 435,000 shares for employee compensation.

STOCK ISSUED FOR CASH. During 2006, the Company raised $2.076 million in cash through the issuance of 2,129,000 shares of common stock, including 1,000,000 shares of collateral stock. In addition, the Company issued 2,173,870 shares for $2,060,000 upon exercises of options and warrants.

STOCK ISSUED AS COLLATERAL - In December 2004, the Company issued 2.9 million common shares as collateral for a $1 million loan. The $3.529 million market value of these shares at the date of issuance was recorded in common stock with an offsetting contra equity account. These shares were previously issued to Mercatus Partners LLP in January 2003 as collateral for a loan that never funded. The shares were reported as lost to the Company in December 2003. In December 2004, the shares were reissued to Mercatus Partners who then assigned the shares and their interests to Phi-Nest Fund, L.P. as collateral for the $1 million loan commitment. The Company amended the Loan Agreement allowing them to purchase 500,000 shares for $1.16 per share. On March 30, 2006, the Company received $500,000 in net proceeds from the sale of 500,000 of the shares and the collateralized shares were reduced to 2,441,176 shares. In September of 2006, the Company signed a Settlement Agreement with Phi-Nest Fund,L.P.requiring that the common stock being held as collateral be transferred to an independent third party (Michael C. Sher dba the Law Offices of Michael C. Sher), to hold the securities in a depository account pending the possible funding of a loan by January of 2007. In return, Phi-Nest Fund, L.P., received for consulting services 150,000 shares of the collateral stock and forgiveness of a note receivable for $56,000 owed by a cousin of Steven Schneider, ZAP CEO. As a result, the Company recognized $236,000 in non cash charges in the accompanying 2006 consolidated statement of operations. Later in September, the Board of Directors approved the sale of 500,000 of the collateral stock to a qualified investor with proceeds of $487,500 received by the Company in October of 2006. Also in October 2006, the Company authorized the issuance of 250,000 shares of the collateral stock to International Monetary Group, a merchant banking company that was to procure financing for the Company, and 250,000 of the collateral stock to Michael C. Sher for consulting services and recognized $600,000 in non-cash consulting expense.

In 2007, Michael C. Sher dba the Law Offices of Michael C. Sher who is holding the restricted common stock of 1,291,176 shares, has refused to release the stock to the Company due to a dispute over an alleged debt obligation which Michael C. Sher dba the Law Offices of Michael C. Sher believes the Company owes to his investment firm. The parties settled the litigation in December, 2007, providing each other with general releases of all claims. In connection with the settlement of this matter and the matter International Monetary Group, Inc., a Delaware corporation; and Michael C. Sher dba the Law Offices of Michael C. Sher
v. ZAP Corporation, a California corporation; and Steven Schneider, an individual, Sher returned stock certificates representing 1,431,294 shares of ZAP's common stock to Company for cancellation and ZAP issued 387,500 shares of ZAP common stock to IMG. Although the parties agreed to the settlement, the stock was not transferred until January 2008, thus completing the transaction.

Warrants

On January 26, 2007,the Board of Directors extended by five years through July 1,2012, the expiration date of a certain number of the Company's warrants, Series B through K. These warrants were issued for executive incentives and by the plan of reorganization. The exercise prices of the warrants were also revised in prices ranging from $0.91 to $1.08.

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

Total warrants outstanding at December 31, 2007 are summarized as follows (in thousands):

                                     Number of   Exercise     Expiration
                                     Warrants    Price        Dates
                                     --------    -----        -----
      Series B-Unrestricted             3,127     1.08        7-1-12
      Series B-2-Restricted             2,053     1.08        7-1-12
      Series C-Unrestricted             6,045     1.08        various
      Series C-2-Restricted             1,294     1.08        7-1-12
      Series D-Unrestricted             6,649     1.08        various
      Series D-2-Restricted             1,294     1.08        various
      Series K-Unrestricted             4,356     0.91        7-1-12
      Series K-2-Restricted             5,796     0.91        7-1-12
      $1.00 Warrants-Restricted         3,043     1.00        7-1-12
      $1.10 Warrants Unrestricted         794     1.10        6-26-12
      $1.20 Warrants-Restricted         5,565     1.08        various
      $1.32 Warrants -Unrestricted        432     1.32        2-20-12
      $1.50 Warrants Restricted         2,049     1.36        1-2-12
      $1.75 Warrants Restricted         1,100     1.59        6-18-08
      $2.00 Warrants Restricted           385     1.82        various
      $2.50 Warrants Restricted         2,684     2.27        various
      $3.05 Warrants Restricted         1,125     3.05        2-15-08
      $3.25 Warrants Restricted           330     2.95        various
      $3.50 Warrants Restricted           550     3.18        7-20-09
      $4.00 Warrants Restricted           363     3.64        2-15-08
      $4.05 Warrants Restricted           563     4.05        2-15-08
      $4.50 Warrants Restricted           550     4.09        7-20-09
      $4.75 Warrants Restricted           563     4.75        2-15-08
      $5.00 Warrants Restricted           823     4.55        12-1-07
      $5.50 Warrants Restricted           550     5.00        7-20-09
                                     --------
                                       52,083
                                     ========

REPLACEMENT WARRANTS
--------------------

On July 1, 2004, the B and B-2 warrants and C and C-2 warrants expired, and replacement warrants were issued. The Company issued replacement B and B-2 warrants to purchase 15,199,373 common shares at $1.26 per share, and replacement C and C-2 warrants to purchase 8,988,743 common shares at $5.00 per share. These replacement warrants are nonforfeitable and vested immediately, and expired on January 1, 2005. The Company recorded compensation expense totaling $2.5 million for replacement warrants held by current employees based on the intrinsic value of the warrants. The Company also recorded prepaid professional fees of $5.1 million for replacement warrants held by consultants currently providing consulting services to the Company. The prepaid fees are being charged to expense over the terms of the related consulting agreements. The consulting expense was calculated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%; risk free interest rate of 1.64%; contractual life of 6 months; and volatility of 163.4%. For warrants issued to investors and to consultants no longer providing consulting services to the Company, there was no accounting consequence resulting from the replacements.

MODIFIED WARRANTS
-----------------

On January 25, 2007, the Board of Directors extended by five years through July 1, 2012, the expiration date of certain of the Company's warrants, Series B through K. These warrants were issued within the Plan of Reorganization in July of 2002 to officers, directors, ZAP employees and shareholders. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $0.91 to $1.08. As a result of the modification of the warrants, the Company determined the fair value of the warrants immediately prior to and after the modification. The incremental difference in value resulted in the recognition of $11.7 million in non-cash compensation expense during the first quarter of 2007.

Warrants issued in 2007
-----------------------

During 2007 the Company issued warrants in connection with raising capital and license fees. In addition, during 2007 the Company issued warrants to purchase an aggregate of 497,000 shares of its common stock under agreements with vendors, employees, and consultants to perform legal, financial, business advisory and other services. The warrant grants to vendors and consultants were non-forfeitable and fully vested at the date of issuance and were valued using the Black-Scholes option pricing model with the following range of assumptions:

                                                Low                      High
                                               ------                   ------
      Exercise price per share                 $ 1.00                   $ 1.32
      Market price                               1.00                     1.15
      Assumptions:
            Expected dividend yield                 0%                     0 %
            Risk free rate of return             4.24%                   4.64%
            Contractual life                3.8 years                  5 years
            Volatility                            115%                    123%
            Fair market value         $0.84 per share         $.098 per share

Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $457,190 attributable to the warrants issued to consultants at the date of grant during 2007.

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

                                                Low                      High
                                               ------                   ------
      Exercise price per share                 $ 1.00                   $ 2.00
      Market price                               0.32                     2.08
      Assumptions:
            Expected dividend yield                 0%                       0%
            Risk free rate of return              4.9%                    2.02%
            Contractual life                 8 months                  5 years
            Volatility                          134.2%                   143.6%
            Fair market value                  $ 0.06                   $ 1.21

Pursuant to the requirements of FASB Statement No. 123 and EITF 96-18 and 00-18 related to accounting for stock-based compensation, the Company recognized non-cash general and administrative expense in the amount of $2.3 million attributable to the warrants issued to consultants at the date of grant during 2006.

NOTE 12 - RELATED PARTY

Consulting Agreements
---------------------

On September 1, 2007, the Company and Mr. Albert Lam, entered into an Independent Consulting Agreement ("Consulting Agreement"). Pursuant to the Consulting Agreement, Mr. Lam was to consult and advise the Company in the areas of Chinese manufacturing, facilities, tooling, financing, and contract negotiations on an independent consultant basis. Mr. Lam's compensation under the Consulting Agreement was: 200,000 shares of the Company's common stock valued at $194,000, issued under the Company's 2007 Consultant Stock Plan (the "Plan"); a warrant to purchase 200,000 shares of the Company's common stock valued at $131,000, expiring five years after grant, with an exercise price of $1.00 per share, issued under the Plan; and a warrant to purchase 1,000,000 shares of the Company's common stock valued at $654,000, expiring five years after grant, with an exercise price of $1.00 per share and a net exercise provision.

The Consulting Agreement expired on September 30, 2007, and expense totaling $979,000 related to the consulting agreement was recorded in the third quarter of 2007.

On October 22, 2007, the Board of Directors ("Board") of ZAP ("Company") appointed Albert Lam as a director of the Company.

Consulting services and other services
--------------------------------------

In September of 2006, the Company canceled a shareholder note of $56,000 due by the cousin of Steven Schneider, the CEO of ZAP in exchange for consulting services.

Rental agreements
-----------------

The Company rents office space, land from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 and $96,500 for the years ended December 31, 2007 and 2006, respectively.

Inventory Purchase
------------------

In December 2005, the Company purchased inventory from a related entity where one of ZAP's officers and Directors is also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2006. During the fourth quarter of 2007, most of the inventory was disposed of at minimal liquidation value with the payable also written-off.

Sale of Portable Energy Product Line--See Note 16 Subsequent events
-------------------------------------------------------------------

In March 2008, ZAP signed an agreement with Al-Yousuf LLC for the sale of the portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. Both ZAP and Al-Yousuf will each own 50%. Ebal Al Yousuf ,who is a director of ZAP, is also the President of Al-Yousuf LLC.

NOTE 13 - LITIGATION

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court in excess of $500 million. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court's ruling on that matter is in the process of being appealed to the State of California Supreme Court.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by the Company and Rotoblock Corporation ("Rotoblock") as a consultant to perform public relations work on behalf of the Company and Rotoblock. As consideration for Mr. Alvis' consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000. The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home). The Company is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006. The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home. On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession. The court agreed to set aside the default judgments, but it left intact the writ of possession. The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default. Mr. Alvis has paid the Company the required $1,000. Mr. Alvis then filed (1) an answer denying the Company's allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received, and one count of fraud. All of Mr. Alvis' claims relate to the two contracts he executed with the Company and Rotoblock. Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore. For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession. The parties attended mediation on March 4, 2008 and reached a tentative settlement by which the matter would be resolved according to the following terms: (1) a mutual release of all claims; (2) ZAP would pay $25,000 to Mr. Alvis;. (3) ZAP would issue to Alvis $25,000 worth of shares of restricted ZAP common stock; (4) ZAP would issue Alvis warrants for 100,000 shares of restricted ZAP common stock, at a strike price of $.70 per share; and (5) ZAP would transfer title of disputed motor home to Alvis. While ZAP has signed the mediation agreement with these terms, Alvis has not yet done so. No definitive agreement has been executed, therefore, pending execution of the mediation agreement by Alvis, then approval of the settlement terms by the Company's Board of Directors, and preparation of a definitive settlement agreement. The next case management conference was scheduled for March 20, 2008, but the court continued same until July 3, 2008 to allow the parties time con negotiate a settlement.

Robert Chauvin; Mary Chauvin; Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Robert Chauvin, et al.") v. Voltage Vehicles; ZAP; ZAP Power Systems Inc.; ZAPWORLDCOM; Elliot Winfield; Steven Schneider; Phillip Terrazzi; Max Scheder-Breschin; Renay Cude; [sic] and Does I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks ("Rajun Cajun") and Voltage Vehicles. The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys' fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,000 and $120,000. On January 19, 2007, defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on the grounds that the License Agreement entered into between Rajun Cajun and Voltage contains a forum selection clause designating Sonoma County, State of California as the only appropriate forum. The court granted that Motion on April 13, 2007. In its order on that motion, the court also found that all other motions pending in the Nevada court in this matter are now moot. (As of that time, the following motions were still pending: (1) Chauvin, et al.'s Notices of Intent to Take Default against two of the named corporate defendants and against the individual defendants, except Renay Cude;
(2) a Motion to Quash Service of Process or Alternatively for Dismissal by each of the individual defendants and both of the defunct corporate defendants; and
(3) Chauvin, et al.'s Motion for Publication of Summons against the named individual defendants.)

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys' fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants' third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008. The next case management conference is scheduled for April 2, 2008.

ZAP v. International Monetary Group,(Patrick J Harrington President and CEO) Inc., a Delaware corporation; Michael C. Sher dba the Law Offices of Michael C. Sher, Case No. SCV 240277, complaint filed March 1, 2007 in Sonoma County Superior Court. ZAP sued International Monetary Group ("IMG") whose President and CEO is Patrick D. Harrington and Michael Sher for declaratory relief, rescission, and breach of contract. ZAP had entered into an agreement with IMG, a merchant banking company, to procure financing, and ZAP alleges that IMG, contrary to the parties' agreement, is seeking to enforce a $500,000 promissory note. The parties settled the litigation in December, 2007, providing each other with general releases of all claims. In connection with the settlement of this matter and the matter International Monetary Group, Inc., a Delaware corporation; and Michael C. Scher dba the Law Offices of Michael C. Scher v. ZAP Corporation, a California corporation; and Steven Schneider, an individual, Scher returned stock certificates representing 1,431,294 shares of ZAP's common stock to Company for cancellation and ZAP issued 387,500 shares of ZAP common stock to IMG. Although the parties agreed to the settlement, the stock was not transferred until January 2008, thus completing the transaction.

NOTE 14 - SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified three reportable segments consisting of sales and marketing of electric consumer products, operation of a retail car outlet, sales to and sales of advanced technology vehicles for the Xebra(TM) electric vehicles. and Smart Cars Americanized by ZAP. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

                                       Electric                                 Advanced
                                       Consumer      Portable       Car        Technology
                                       products       Energy       outlet       Vehicles       Total
                                       --------      --------     --------      --------      --------
     Year ended December 31, 2007:
       Net sales                       $    742      $    875     $  1,304      $  2,791      $  5,712
       Gross profit(loss)                   (88)          287          330           246           775
       Depreciation, amortization
         and impairment                     202          --             27            94           323
       Net loss                         (27,628)          194          (98)         (474)      (28,006)
       Total assets                      10,102            70          488         1,278        11,938

     Year ended December 31, 2006:
       Net sales                       $    830      $     13     $  1,618      $  8,369        10,830
       Gross profit                        (449)            4          440           530           525
       Depreciation, amortization
         and impairment                   3,844          --             25            17         3,886
       Net loss                         (11,755)         --            (17)         (143)      (11,915)
       Total assets                       8,238            66          430         2,082        10,816

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

                                               Year ended December 31
                                               ----------------------
                                                 2007          2006
                                               --------      --------
      Cash paid during the year for:
            Income taxes                       $      4      $      4
           Interest                                                72

Common and preferred stock and warrants and debt issuances for:

      Settlement of liability to Smart Auto          --         1,355
      Inventory                                     237            --
      Settlement of warrant liability                --           568
      Prepaid professional fees                   3,415           861
      Property and equipment                                        3
      Debt converted to common stock              2,166

NOTE 16 - SUBSEQUENT EVENT

In March 2008, ZAP signed an agreement with Al-Yousuf LLC for the sale of the portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. Ebal Al Yousuf ,who is a director of ZAP, is also the President of Al-Yousulf LLC. At December 31, 2007 the net assets included in our consolidated financial statements of approximately $70,300 or less than .1% of total assets. The net sales of the portable energy line were approximately $875,000 or 15% of net sales for the year ended December 31, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

ITEM 8A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
----------------------------------------------------------------------------

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
-----------------------------------------

(a) Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. The prior year weaknesses in our internal controls were rectified in 2007.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's directors and executive officers and their ages as of March 28, 2008 are as follows:

      Name                        Age      Position
      -----------------------     ---      ------------------------------------

      Steven M. Schneider         46       Chief Executive Officer and Director
      Gary Starr                  52       Chairman of the Board of Directors
      William Hartman             60       Chief Financial Officer and Secretary
      Amos Kazzaz                 52       Chief Operating Officer
      Albert Lam                  44       Director
      Peter H. Scholl             61       Director
      Eqbal Al Yousuf             49       Director

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

William Hartman. Mr. Hartman was appointed Chief Financial Officer in March 2001. He was engaged with the Company as a financial consultant starting in January 2001. Prior to his engagement at ZAP, Mr. Hartman provided financial and accounting consulting services to various Internet start up companies in the San Francisco Bay Area from 1999 to 2001. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York. He also had previous public accounting experience as an audit manager with Price Waterhouse Coopers in San Francisco. Mr. Hartman was appointed Corporate Secretary effective April 10, 2008 due to the resignation of Ms. Cude.

Mr. Amos Kazzaz. Mr. Kazzaz was appointed Chief Operating Officer on March 26, 2007. Prior to joining ZAP, Mr. Kazzaz served as Vice President of Cost Management at United Airlines, Inc. where he oversaw United Airline's process improvement, and cost management. From 2003 to 2006, Mr. Kazzaz served as United Airline's Vice President of Financial Planning and Analysis. From 2002 to 2004, Mr. Kazzaz served as United Airline's Vice President of the Business Transformation Office, the company's first enterprise project management office, during which time he was responsible for identifying areas of revenue and cost improvements; concurrently, Mr. Kazzaz served as the Chief Operating Officer at Avolar, a subsidiary of UAL Inc. He currently is on the Board of Directors of Alliant Credit Union. Mr. Kazzaz holds a bachelors degree in International Affairs from the University of Colorado and a Masters in Business Administration from the University of Denver.

Mr. Lam serves as Executive Director of Lotus Group International Ltd., where he also serves as Managing Director and Chief Executive Officer of the Lotus Engineering Group. From November 2001 to June 2003, Mr. Lam served as Managing Director for Apple Computer South Asia Ltd., where he oversaw sales, marketing, and other functions of Apple's business in the South Asian region. Mr. Lam is a graduate of Coventry University in the United Kingdom and holds a PhD in Complex Knowledge Systems, an MSC in Robotics and Artificial Intelligence Systems, and a post-graduate diploma in Robotics and Artificial Intelligence Systems.

Mr. Al Yousuf was the President of Dubai's Al-Yousuf Group and Al Yousuf LLC. He has held this position since 2005. Prior to this Mr. Al Yousuf has held the senior management positions of Vice Chairman and CEO of Dubai's Al-Yousuf Group and Al Yousuf LLC from 2001 to 2005.

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

Board Meetings

During 2007, our Board met or conferred by telephone at 15 times. During 2007, all directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board during 2007 and (ii) the total number of meetings held by all committees of the Board on which such director served in 2007. The Company does not have a policy with regard to attendance of directors at annual meetings, but encourages.

Committees of the Board

Audit Committee

The Board's Audit Committee is comprised of Peter Scholl, and Gary Starr. During 2007, the Audit Committee met 4 times. All current members of the Audit Committee are financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Scholl qualifies as an audit committee financial expert as defined within Item 401 of Regulation S-B.

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

Compensation Committee

The Board's Compensation Committee is comprised of Gary Starr and Peter Scholl. During 2007, the Compensation Committee meets in conjunction with the Board of Directors meetings. A copy of the Compensation Committee Charter is available on the ZAP website at http://www.zapworld.com. The Compensation Committee, among other things, advises the Board on all matters pertaining to compensation programs and policies, approves the compensation payable to each of the officers of the Company, reviews proposed compensation of executives as provided in the Company's executive compensation plan and administers the Company's stock option plans.

Corporate Governance and Nominating Committee

The Board's Corporate Governance and Nominating Committee (the "Governance Committee") is comprised of Peter Scholl and Gary Starr, During 2007, the Governance Committee meets in conjunction with the Board of Directors meetings. The Governance Committee has adopted a charter, which has been ratified and approved by the Board. A copy of the committee's charter is available on the ZAP website at http://www.zapworld.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons beneficially owning more than 10% of the outstanding common stock of the Company to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% beneficial owners of common stock are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. The Company believes that during the fiscal year ended December 31, 2007, all officers and directors timely filed the initial statement of beneficial ownership of securities on Form 3. The Company also believes that during the fiscal year ended December 31, 2007, all officers and directors timely reported certain transactions on Form 4s.

ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer, and the Company's other most highly compensated executive officers who earned more than $100,000 in fiscal year 2007.

                                                    SUMMARY COMPENSATION TABLE

                                                                                Non-Equity
                                                                                Incentive   Nonqualified   Warrants and
                                                           Stock     Option        Plan       Deferred      All Other
                                                           Awards    Awards   Compensation  Compensation   Compensation
Name and principal position    Year  Salary($)  Bonus($)   ($)(1)    ($)(1)        ($)       Earnings($)      ($)(2)        Total($)
---------------------------    ----  ---------  --------   ------    ------        ---       -----------      ------        --------
Steven Schneider, CEO          2007   125,000     --       23,500   810,000         --           --        6,895,000(2)    7,853,500
Gary Starr, Chairman           2007   125,000     --       23,500   810,000         --           --        2,895,000(2)    3,943,500
William Hartman,CFO            2007   120,000     --       23,500   590,500                                  475,000(2)    1,209,800
Amos Kazzaz                    2007   120,000     --      138,500   857,000                                     --         1,115,500
Renay Cude, Secretary (3)      2007    78,000     --      136,400   810,000         --           --          875,000(2)    1,900,200

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

   (2) In January of 2007, the Board of Directors extended by five years through July 1, 2012, Series B through K warrants. These warrants were initially issued within the Plan of reorganization in July of 2002, to officers, directors, ZAP employees and shareholders. These modified warrants will also provide compensation incentives to the key employees and shareholders of ZAP that possess specialized knowledge of the electrical and alternate energy vehicle industry. Their retention is essential to our business.

        The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.08. These modified warrants were valued by using the Black Scholes pricing model.

   (3)  Ms. Cude resigned as Secretary and Director effective April 10, 2008.


Employment Agreements

We currently have employment agreements with five of our Named Executive Officers as described below.

Steve Schneider, Chief Executive Officer

We entered into an employment agreement with Steve Schneider on October 1, 2003. The agreement provides that Mr. Schneider will serve as our Chief Executive Officer through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Schneider's current salary is set at $125,000. In addition, the agreement provides that should ZAP become profitable, Mr. Schneider's salary will automatically be increased by 10% for every $100,000 in profits calculated on a quarterly basis. Mr. Schneider annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Schneider also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Schneider is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Schneider's employment in the case of a merger or reclassify Mr. Schneider without cause prior to the expiration of the employment agreement, the Company must retain Mr. Schneider as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007, The Board of Directors of ZAP did approve the extension of the employment agreement with Mr. Schneider through October 1, 2013.

Gary Starr, Chairman of the Board

We entered into an employment agreement with Gary Starr on October 1, 2003. The agreement provides that Mr. Starr will serve as Chairman of the Board of Directors of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Starr's current salary is set at $125,000. In addition, the agreement provides that should ZAP become profitable, Mr. Starr's salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Mr. Starr annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Starr also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Starr is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Starr's employment in the case of a merger or reclassify Mr. Starr without cause prior to the expiration of the employment agreement, the Company must retain Mr. Starr as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007, The Board of Directors of ZAP did approve the extension of the employment agreement with Mr. Starr through October 1, 2013.

Renay Cude, Former Secretary

We entered into an employment agreement with Renay Cude on October 1, 2003. The agreement provides that Ms. Cude will serve as a Corporate Secretary of ZAP through October 1, 2008 and receive a salary, benefits and options equal to the highest paid non corporate officer-employee of ZAP, but in no event less than $36,000 per year. Ms. Cude's current salary is set at $78,000. In addition, the agreement provides that should ZAP become profitable, Ms. Cude's salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Ms. Cude annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Ms. Cude also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates her employment without cause, Ms. Cude is entitled to her full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Ms. Cude's employment in the case of a merger or reclassify Ms. Cude without cause prior to the expiration of the employment agreement, the Company must retain Ms. Cude as an employee or consultant for a period of five years for an aggregate salary of $250,000, payable bi-monthly, or make a lump sum payment of $150,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007,The Board of Directors of ZAP did approve the extension of the employment agreement with Ms. Cude through October 1, 2013. Ms. Cude resigned as a Director and Officer of ZAP effective April 10, 2008. Mr. Hartman has been appointed to serve as the Corporate Secretary of ZAP and will be assisted by Ms. Cude in an advisory role.

William Hartman, Chief Financial Officer and Secretary

We entered into an employment agreement with Bill Hartman on August 1, 2007. The agreement provides that Mr. Hartman will serve as Chief Financial Officer of ZAP through August 1, 2008, with a yearly renewal clause and receive a salary at $120,000 Mr. Hartman also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause,

Mr.Hartman is entitled to his full salary for the remainder of the term of the agreement. Mr. Hartman became the Corporate Secretary on April 10, 2008 due to the resignation of Ms. Cude.

Amos Kazzaz, Chief Operating Officer

We entered into an employment agreement with Amos Kazzaz on August 28, 2007. The agreement provides that Mr. Kazzaz will serve as Chief Operating Officer of ZAP through August 28, 2010, and receive a salary at $120,000, with annual reviews. Mr. Kazzaz also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Kazzaz is entitled to his full salary for the remainder of the term of the agreement. The following table sets forth certain information concerning stock option awards granted to our named executive officers.

                                          OPTION AWARDS                                               STOCK AWARDS
                  ---------------------------------------------------------------  -------------------------------------------------
                                                                                                           Equity
                                                                                                           incentive
                                                                                                           plan        Equity
                                                                                                           awards:     incentive
                                               Equity                                                      number of   plan awards:
                                               Incentive                                                   unearned    Market or
                                               Plan Awards:                                    Market      shares,     payout value
                  Number of     Number of      Number of                           Number of   value of    units or    of unearned
                  securities    securities     Securities                          shares or   shares or   other       shares, units
                  underlying    underlying     underlying                          units of    units of    rights      or other
                  unexercised   unexercised    unexercised  Option     Option      stock that  stock that  that have   rights that
                  options (#)   options (#)    unearned     exercise   expiration  have not    have not    not vested  have not
Name              Exercisable   Unexercisable  options (#)  price ($)  date        vested (#)  vested ($)  (#)         vested ($)
Steve Schneider(3)    220,000   -              -             0.23        7/5/12
Steve Schneider(3)    550,000                  -             1.15       6/23/14
Steve Schneider(2)    566,117                  -             1.20      11/16/14
Steve Schneider(2)    348,588                  -             0.85        6/7/15
Steve Schneider(2)    572,686                                0.94       11/9/17
Steve Schneider(4)  1,063,480                               $1.08        7/1/12
Steve Schneider(4)  2,690,000                               $1.08        7/1/12
Steve Schneider(4)  3,190,000                               $1.08        7/1/12
Steve Schneider(4)  3,025,000                               $0.91        7/1/12
Steve Schneider(4)  1,690,786                               $0.91        7/1/12
Steve Schneider(1)    572,686                               $1.00        7/1/12
Steve Schneider(3)    390,966                                 .83       8/11/16

Gary Starr(4)       1,155,930                               $1.08        7/1/12
Gary Starr(4)       1,144,930                               $1.08        7/1/12
Gary Starr(4)         734,630                               $1.08        7/1/12
Gary Starr(2)         128,334   -              -             1.09      12/19/11
Gary Starr(2)         130,000   -              -             0.23        7/5/12
Gary Starr(2)         550,000                  -             1.15       6/23/14
Gary Starr(2)         566,117                  -             1.20      11/16/14
Gary Starr(2)         348,588                  -             0.85        6/7/15
Gary Starr(2)         390,966   -              -             0.83       8/11/16
Gary Starr(2)         572,686   -              -             0.94       11/9/17
Gary Starr(1)         572,686   -              -             1.00        7/2/12
Gary Starr(4)       1,470,671                                $.91        7/1/12
Gary Starr(4)         935,000                                $.91        7/1/12

Renay Cude(4)       1,225,786   -              -             1.00        7/1/12
Renay Cude(3)         135,370   -              -             0.45       12/2/13
Renay Cude(3)          55,000                  -             1.15       6/23/14
Renay Cude(2)         566,117                  -             1.20      11/16/14
Renay Cude(2)         348,588                  -             0.85        6/7/15
Renay Cude(2)         390,966   -              -             0.83       8/11/16
Renay Cude(2)         572,686   -              -             0.94       11/9/17
Renay Cude(1)(6)      572,686   -              -             0.91        7/2/12

                                          OPTION AWARDS                                               STOCK AWARDS
                  ---------------------------------------------------------------  -------------------------------------------------
                                                                                                           Equity
                                                                                                           incentive
                                                                                                           plan        Equity
                                                                                                           awards:     incentive
                                               Equity                                                      number of   plan awards:
                                               Incentive                                                   unearned    Market or
                                               Plan Awards:                                    Market      shares,     payout value
                  Number of     Number of      Number of                           Number of   value of    units or    of unearned
                  securities    securities     Securities                          shares or   shares or   other       shares, units
                  underlying    underlying     underlying                          units of    units of    rights      or other
                  unexercised   unexercised    unexercised  Option     Option      stock that  stock that  that have   rights that
                  options (#)   options (#)    unearned     exercise   expiration  have not    have not    not vested  have not
Name              Exercisable   Unexercisable  options (#)  price ($)  date        vested (#)  vested ($)  (#)         vested ($)
William Hartman(4)    807,369   -              -             .91         7/1/12
William Hartman(4)     22,000                               1.08       7/1/2012
William Hartman(3)     55,000                  -            1.20       11/16/14
William Hartman(3)     27,500   -              -            1.09       12/19/11
William Hartman(3)     82,500                  -            1.15        6/23/14
William Hartman(3)    110,000                  -            0.94        9/18/16
William Hartman(3)    119,869   -              -            1.15       03/30/17
William Hartman(5)    500,000   -              -            1.07       07/30/17

Amos Kazzaz(3)        559,606                               1.15       06/23/14
Amos Kazzaz(5)        500,000                               1.08       08/28/17

Note: All options and warrants issued before February 28, 2007 were adjusted for the 10% stock dividend authorized by the Board of Directors effective on this date.

(1) The award represents warrants which are exercisable at the time of issuance per employment agreement.
(2) The award vest at the date of grant. The option has a ten year life. Issued per the employment agreements.
(3) The award vests equally over 36 months from date of grant. The option has a ten year life.
(4) In January of 2007, the Board of Directors extended by five years through July 1, 2012, Series B through K warrants. These warrants were initially issued within the Plan of reorganization in July of 2002, to officers, directors, ZAP employees and shareholders. These modified warrants will also provide compensation incentives to the key employees and shareholders of ZAP that possess specialized knowledge of the electrical and alternate energy vehicle industry. Their retention is essential to our business.
     The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.08. These modified warrants were valued by using the Black Scholes pricing model.
(5) The award vests equally over 36 months from date of grant. The option has a ten year life. Issued per the employment agreement.
(6)  Ms. Cude resigned as a Director and Officer on April 10, 2008.

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the outside directors below for the fiscal year ended December 31, 2007.

                                                                                   Change in Pension
                                                                                   Value and
                           Fees                                                    Nonqualified
                           Earned or    Stock                  Non-Equity          Deferred
                           Paid in      Awards     Option      Incentive Plan      Compensation        All Other
Name                       Cash($)       ($)       Awards($)   Compensation($)     Earnings ($)        Compensation($)    Total($)
----                       -------       ---       ---------   ---------------     ------------        ---------------    --------
Steven M. Schneider(1)
Gary Starr(1)
Albert Lam                   --       194,000(2)      --            --                 --                785,000(2)       979,000
Peter H. Scholl             6,000      23,500(4)                                                         719,000(3)       448,500
Eqbal Al-Yousulf             --          --           --                                                                     --

(1) This Director's compensation as a director is reflected in the table titled "Summary Compensation Table " above

(2) On September 1, 2007, the Company and Mr. Albert Lam, who became a director of the Company, in October 2007 entered into an Independent Consulting Agreement ("Consulting Agreement"). Pursuant to the Consulting Agreement, Mr. Lam was to consult and advise the Company in the areas of Chinese manufacturing, facilities, tooling, financing, and contract negotiations on an independent consultant basis. Mr. Lam's compensation under the Consulting Agreement was:
200,000 shares of the Company's common stock valued at $194,000, issued under the Company's 2007 Consultant Stock Plan (the "Plan"); a warrant to purchase 200,000 shares of the Company's common stock valued at $131,000, expiring five years after grant, with an exercise price of $1.00 per share, issued under the Plan; and a warrant to purchase 1,000,000 shares of the Company's common stock valued at $654,000, expiring five years after grant, with an exercise price of $1.00 per share and a net exercise provision.

(3) In January of 2007, the Board of Directors extended by five years through July 1, 2012, Series B through K warrants. These warrants were initially issued within the Plan of reorganization in July of 2002, to officers, directors, ZAP employees and shareholders. These modified warrants will also provide compensation incentives to the key employees and shareholders of ZAP that possess specialized knowledge of the electrical and alternate energy vehicle industry. Their retention is essential to our business.

The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $1.00 to $1.08. These modified warrants were valued by using the Black Scholes pricing model.

(4) Stock awards are based on the stock price on the date of issue

Compensation of Directors

The outside directors receive $500 and a grant of $500 of common stock for attendance at each Board meeting and each committee meeting. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings. Peter Scholl also received 25,000 shares of common stock and $419,000 in warrants December 2007 as an additional compensation incentive .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 8, 2008, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 8, 2008. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 59,233,233 shares of common stock outstanding as of April 8, 2008, plus, for each individual, any securities that individual has the right to acquire within 60 days of April 8, 2008.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

                                                         Shares
                                                      Beneficially    Percentage
      Name and Address                                   Owned         of Class
      ----------------                                   -----         --------

      Beneficial Owners of More than 5%:

      Marlin Financial Group                           2,799,136         4.73%
      9812 Falls Road
      Potomac,Maryland 20854

      Fusion Capital Fund II, LLC (2)                  2,750,000         4.64%
      222 Merchandise Mart Plaza, Suite 9-112
      Chicago, IL 60654

      Jeffrey G. Banks (3),the Banks Group             4,136,297         6.98%

      Renay Cude (7)                                   4,064,901         6.86%

      Current Directors, Nominees and Named
      Executive Officers:

      Steven Schneider (4)                            17,629,809        29.76%

      Gary Starr (5)                                   9,720,149        16.41%

      William Hartman (6)                              1,836,238         3.10%

      Amos Kazzaz (8)                                  1,174,606         1.98%

      Albert Lam (9)                                   1,425,000         2.41%

      Peter Scholl (10)                                  690,218         1.17%

      Eqbal Al Yousuf (11)                             7,162,454        12.09%

      All Directors and Executive Officers
        as a group (7 persons)                        39,638,474        66.92%

---------------

(1) Includes 2,587,262 warrants to purchase common stock. The managing partner is Mark Levin. The address for 9812 Falls Road,Potomac, Maryland 20854
(2) Represents 2,750,000 warrants to purchase common stock. Pursuant to the terms of the warrant, Fusion Capital is not entitled to exercise the warrants to the extent such exercise would cause the aggregate number of shares of common stock beneficially owned by Fusion Capital to exceed 9.9% of the outstanding shares of the common stock following such exercise. Steve Martin is the managing partner. The address for Fusion Capital is 222 Merchandise Mart Plaza, Suite 9-112, Chicago, IL 60654.
(3)  Includes 2,505,000 warrants to purchase common stock.
(4) Includes 12,231,952 shares of common stock issuable upon the exercise of various warrants and 2,648,357 shares of stock issuable upon the exercise of stock options.
(5) Includes 6,013,846shares of common stock issuable upon the exercise of various warrants and 2,686,691 shares of stock issuable upon the exercise of stock options.
(6) Includes 829,369 shares of common stock issuable upon the exercise of various warrants and 894,869 shares of stock issuable upon the exercise of stock options.
(7) Includes 1,798,472 shares of common stock issuable upon the exercise of various warrants and 2,068,727 shares of stock issuable upon the exercise of stock options. Ms. Cude resigned as an Officer and Director on April 10, 2008.
(8) Represents 939,737shares of stock issuable upon the exercise of stock options
(9) Includes 1,200,000 shares of common stock issuable upon the exercise of various warrants.
(10) Includes 660,000 shares of common stock issuable upon the exercise of various warrants.
(11) Shares were issued to Al-Yousuf LLC of which Mr Al-Yousuf is the President

Equity Compensation Plan Information

We have adopted stock incentive plans to provide incentives to attract and retain officers, directors, key employees and consultants. We currently have reserved a total of 30,000,000 shares of our common stock for granting awards, including 1,500,000 shares under our 1999 Incentive Stock Option Plan, 10,000,000 shares under our 2002 Incentive Stock Option Plan, and 4,000,000 shares under our 2006 Incentive Stock Option Plan and 14,500,000 under our 2007 Stock Incentive Plan. All plans were approved by our shareholders. As of December 31, 2007, 643,870 shares of common stock had been issued pursuant to options exercised out of the 2002 plan.

The following table sets forth a description of our equity compensation plans as of December 31, 2007:

                                                                                                           Number of securities
                                                                                                          remaining available for
                                                  Number of Securities                                     future issuance under
                                                   to be issued upon          Weighted-average              equity compensation
                                                exercise of outstanding       exercise price of              plans, (excluding
                                                   options and other       outstanding options and        securities reflected in
                          Plan Category                  rights                 other rights                    column (a))
         -------------------------------------  -----------------------    -----------------------        -----------------------
                                                          (a)                        (b)                            (c)
         Equity compensation plans
         approved by security holders                  15,500,000                   $1.03                          157,194

         Equity compensation plans
         not approved by security holders              14,500,000                   $1.02                        8,463,658

         Total                                         30,000,000                   $1.03                        8,620,852

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

(8) RELATED PARTY TRANSACTIONS

Consulting Agreement
--------------------

On September 1, 2007, the Company and Mr. Albert Lam, who became a director of the Company, in October 2007 entered into an Independent Consulting Agreement ("Consulting Agreement"). Pursuant to the Consulting Agreement, Mr. Lam was to consult and advise the Company in the areas of Chinese manufacturing, facilities, tooling, financing, and contract negotiations on an independent consultant basis. Mr. Lam's compensation under the Consulting Agreement was:
200,000 shares of the Company's common stock valued at $194,000, issued under the Company's 2007 Consultant Stock Plan (the "Plan"); a warrant to purchase 200,000 shares of the Company's common stock valued at $131,000, expiring five years after grant, with an exercise price of $1.00 per share, issued under the Plan; and a warrant to purchase 1,000,000 shares of the Company's common stock valued at $654,000, expiring five years after grant, with an exercise price of $1.00 per share and a net exercise provision.

The Consulting Agreement expired on September 30, 2007, and expense totaling $979,000 related to the consulting agreement was recorded in the third quarter of 2007.

On October 22, 2007, the Board of Directors ("Board") of ZAP ("Company") appointed Albert Lam as a director of the Company.

Consulting services and other services
--------------------------------------

In September of 2006, the Company canceled a shareholder note of $56,000 due by the cousin of Steven Schneider, the CEO of ZAP in exchange for consulting services.

Rental agreements
-----------------

The Company rents office space, land from its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 and $96,500 for the years ended December 31, 2007 and 2006, respectively.

Inventory Purchase
------------------

In December 2005, the Company purchased inventory from a related entity where one of ZAP's officers and Directors is also members of its Board of Directors. The transaction resulted in a payable due to the related Company of $204,000 at December 31, 2006. During the fourth quarter of 2007, most of the inventory was disposed of at minimal liquidation value with the payable also written-off.

Sale of Portable Energy Product Line
------------------------------------

In March 2008, ZAP signed an agreement with Al-Yousuf LLC for the sale of the portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. Ebal Al Yousuf , who is a director of ZAP, is also the President of Al-Yousulf LLC.

DIRECTOR INDEPENDENCE

The following directors are independent directors as that term is defined under NASDAQ Rule 4200(a)(15):

Albert Lam, except for Detroit Electric Joint Venture where he is the CEO Peter Scholl
Eqbal Al Yousuf

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

10.40     Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41     Joint Venture Negotiations dated September 21, 2006 (20)

10.42 Security Purchase Agreement between ZAP and Certain Institutional Investors (21)

10.43 Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)

10.44     Form of Convertible

10.45     Form or Warrant

10.46 Purchase order from the Electric Vehicle Company, LLC ("EVC") for 10,000 of its Xebra 2007 model year electric vehicles

10.47 Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system

10.48 Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus

10.49 Form SB-2 Registration of Common Stock incorporated by reference to SEC filing on September 24, 2007 effective on October 2, 2007.

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

ITEM 14.  PRINCIPAL ACCOUTANT FEES AND SERVICES.

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Bagell Josephs,Levine & Co. LLP for the audit of the Company's annual financial statements for the year ended December 31, 2007, and Odenberg, Ullakko, Muranishi & Co. LLP for the audit of the Company's annual financial statements for the year ended December 31, 2006, and fees billed for other services rendered by Odenberg, Ullakko, Muranishi & Co. LLP during this period.

                                               2007              2006
                                           ------------      ------------
         Audit fees:(1)                      $133,000          $237,000

         Audit-related fees: (2)                 -               10,000

         Tax fees:(3)                            -                 -

         All other fees:(4)                      -                 -
                                           ------------      ------------
         Total                               $133,000          $247,000
                                           ============      ============

(1) Audit fees include fees invoiced for the audit of the Company's annual financial statements and the quarterly reviews of these statements, as well as fees for consultation regarding accounting issues and their impact on or presentation in the

        Company's financial statements.
(2) This category includes fees billed for assurance and related services that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under "Audit Fees," and generally consist of fees for due diligence in connection with acquisitions, registration statements, accounting consultation and audits of employee benefit plans.
(3) This category includes fees billed for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. (4) The Company generally does not engage Bagell, Josephs, Levine & Company, LLC for "other" services.

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

                                       ZAP

                                       By: /s/ Steven M. Schneider
                                           -------------------------------------
                                           Steven M. Schneider
                                           Chief Executive Officer
                                           (principal executive officer)

                                       Date: April 11, 2008




 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                              Position                                Date
             ----                              --------                                ----

By: /S/ STEVEN M. SCHNEIDER         Director and Chief Executive Officer          April 11, 2008
    -----------------------         (principal executive officer)
    Steven M. Schneider


By: /S/ GARY STARR                  Chairman of the Board of Directors            April 11, 2008
    -----------------------
    Gary Starr


By: /S/ WILLIAM HARTMAN             Chief Financial Officer                       April 11, 2008
    -----------------------         (principal financial and accounting
    William Hartman                 officer and Secretary)


By: /S/ Amos Kazzaz                 Chief Operating  Officer                      April 11, 2008
    -----------------------
    Amos Kazzaz


By: /S/ Eqbal Al Yousuf             Director                                      April 11, 2008
    -----------------------
    Eqbal Al Yousuf


By: /S/ Albert Lam                  Director                                      April 11, 2008
    -----------------------
    Albert Lam


By: /S/ Peter Scholl                Director                                      April 11, 2008
    -----------------------
    Peter Scholl
