Form 10-Q
period 2008-03-31
ZAP
filed 2008-05-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2008

Commission File Number 001-32534

ZAP
(Name of small business issuer in its charter)

CALIFORNIA	94-3210624
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

501 Fourth Street
Santa Rosa, CA 95401
(707) 525-8658
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

58,449,379 shares of common stock as of May 12, 2008.

Transitional Small Business Disclosure Format          Yes ☐    No ☒

ZAP

FORM 10-Q

Part I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

ZAP AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2008 Unaudited	December 31, 2007 Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,514	$4,339
Accounts receivable, net of allowance for doubtful accounts of $169 and $172	157	373
Inventories, net	1,959	1,437
Prepaid non-cash professional fees	170	283
Other prepaid expenses and other current assets	806	747
Total current assets	5,606	7,179

Property and equipment, net of accumulated depreciation	4,282	4,471

OTHER ASSETS
Patents and trademarks, net	8	10
Prepaid non-cash professional fees, less current portion	82	82
Deferred offering costs	17	20
Deposits and other assets	318	176
Total Other Assets	425	288
TOTAL ASSETS	$10,313	$11,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of secured convertible note	$104	$104
8% Senior convertible notes, net of discount of $74 and $136	357	546
Accounts payable	76	128
Accrued liabilities	1,648	2,259
Deferred revenue	710	752
Total Current Liabilities	2,895	3,789
LONG-TERM LIABILITIES
Secured convertible note, less current portion	1,696	1,724
Total liabilities	4,591	5,513
SHAREHOLDERS’ EQUITY

Common stock, authorized 400 million shares; no par value; 58,089,853 shares issued and outstanding	122,777	122,672
Common stock issued as loan collateral	—	(1,549)
Accumulated deficit	(117,055)	(114,698	) )
Total shareholders’ equity	5,722	6,425
Total liabilities and shareholders’ equity	$10,313	$11,938

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except per share data)

	Three Months Ended March 31, 2008	Three Months ended March 31, 2007
NET SALES	$1,056		$1,137

COST OF GOODS SOLD	962		1,083

GROSS PROFIT	94		54

OPERATING EXPENSES
Sales and marketing	390		371

General and administrative (non-cash of $1.5 million and $12.9 million for the three months ended March 31, 2008 and 2007)	1,999		13,990
Research and development	15		335
	2,404		14,696
LOSS FROM OPERATIONS	(2,310)		(14,642)
OTHER INCOME (EXPENSE)

Interest expense, net	(46)		(216)
Other income	1		23
	(45)		(193)
LOSS BEFORE INCOME TAXES	(2,355)		(14,835)

PROVISION FOR INCOME TAXES	(4)		(4)
NET LOSS	$(2,359)	$	(14,839)

NET LOSS PER COMMON SHARE
BASIC and DILUTED	$(0.04)		$(0.36)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	57,355		41,526

 The accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,359)	$(14,839)
Items not requiring the use of cash:
Amortization of note discount	65	85
Stock-based compensation for consulting and other services	1,209	887
Stock-based employee compensation	318	12,040
Depreciation and amortization	60	114
Allowance for doubtful accounts	(3)	20
Changes in other items affecting operations:
Receivables	219	(38)
Inventories	(522)	330
Prepaid expenses and other assets	(211)	79
Accounts payable	(53)	(66)
Accrued liabilities	(610)	(217)
Deferred revenue	(42)	(164)
Net cash used for operating activities	(1,929)	(1,769)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment		(18)
Proceeds from sale of equipment	130	-
Net cash provided by ( used for) investing activities	130	(18)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock and warrants, net of offering costs		1,045
Borrowings of long-term debt, net of offering costs		1,185
Repayments of long term debt	(26)	(42)
Net cash provided by (used by) financing activities	(26)	2,188
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,825)	401

CASH AND CASH EQUIVALENTS, beginning of period	4,339	2,160

CASH AND CASH EQUIVALENTS, end of period	2,514	2,561

See accompanying notes to condensed consolidated financial statements (Unaudited)

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (our “2007 10-K”).

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2008, these potentially dilutive securities include options for 9 million shares of common stock, warrants for 48 million shares of common stock and debt convertible into 4 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis  over the terms of the agreement. The Company has recognized approximately $13,200 of license revenue and other adjustments for the three month period ended March 31, 2008, resulting in an ending balance of $707,000.

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

The Company has provided a 6 month warranty for the Xebra® vehicles. At March 31, 2008, the Company has recorded a warranty liability for $277,000 for estimated repair costs.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3   STOCK ISSUED AS COLLATERAL – The collateral stock was returned to the Company in January of 2008, as the result of an agreement  reached in December, 2007. In connection with the settlement of this matter International Monetary Group, Inc., a Delaware corporation; and Michael C. Sher dba the Law Offices of Michael C. Sher v. ZAP Corporation, a California corporation; and Steven Schneider, an individual, Sher returned stock certificates representing 1,291,176 shares of ZAP’s common stock to Company for cancellation and ZAP issued 387,500 shares of ZAP common stock to IMG.

NOTE 4  STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

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

Under the provisions of SFAS 123R, we recorded $ 249,000 of stock compensation, net of estimated forfeitures, in  general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions for the three months ended March 31, 2008:

2008
Expected Dividend yield	0%
Expected volatility	114.34-126.16
Risk-free interest rate	2.64-3.06
Expected life (in years) from grant date	2.5 to 5.00
Exercise price	$0.81 to $1.20

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2008 was $0.84.  We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are  adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2007 through March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,276,000	$1.03	8.32
Options granted under the plan	104,000	$0.84	9.75
Options exercised	—	—
Options forfeited and expired	—	—
Outstanding March 31, 2008	11,380,000

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2008, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). There were no options in the money at March 31, 2008.

As of March 31, 2008, total compensation cost of unvested employee stock options is $1.2 million. This cost is expected to be recognized through March 2011. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2008, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 5   INVENTORIES, NET- Inventories at March 31, 2008 are summarized as follows (thousands):

Vehicles - conventional	$258
Advanced transportation vehicles	1,052
Parts and supplies	598
Finished goods	353
2,261
Less-inventory reserve	(302)
$1,959

NOTE 6  LONG-TERM DEBT

CONVERTIBLE DEBT

8% Senior Convertible Notes

On December 5, 2006, when the market price of the Company’s common stock was $0.89 per share, the Company entered into a Securities Purchase Agreement with three institutional and accredited investors or purchasers pursuant to which the Company sold to the purchasers $1.5 million aggregate principal amount of 8% senior convertible notes due December 5, 2008 (the “Notes due 2008”) and warrants to purchase 450,000 shares of common stock of the Company (the “Initial Warrants”) in a private placement. The Notes due 2008 were originally convertible at $1.00 per share (the “Conversion Price”) into 1,500,000 shares of the Company’s common stock, subject to anti-dilution and other adjustments. The Initial Warrants, each immediately exercisable and expiring on December 5, 2011, are exercisable at $1.10 per share, subject to anti-dilution and other adjustments.

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

On June 26, 2007, the Company entered into an Amendment Agreement (the “Second Amendment”) with the purchasers to adjust certain provisions of the Notes and Initial Warrants as a consequence of selling shares to a third party investor for per share consideration less than the conversion price of the Notes and exercise price of the Initial Warrants. As a result, the conversion price of the Notes was reduced to $0.72 per share.

The Notes provide for quarterly interest to be paid in cash, or subject to certain conditions, by issuing shares of common stock. If the Company is eligible and elects to pay quarterly interest in stock, the price per share used to calculate the number of shares due for interest will be calculated by reducing the market price of the shares by 5% (as defined).

The Company  used the proceeds from the issuance of the Notes for general working capital purposes and to increase the capacity of its product distribution network.

The Company paid fees of $40,000 related to the Notes. These cash fees have been recorded as deferred offering costs and are being amortized over the life of the Notes.

The note holders have converted approximately $2.2 million of the debt into common shares of ZAP, leaving an unpaid balance of approximately $430,000 at March 31, 2008.

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund, LTD and Gemini Strategies,LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash, provided by a related party, and 100,000 common shares of ZAP common stock. See Note:11, subsequent events for a further description of the transaction.

SECURED CONVERTIBLE DEBT

The Company has a $2 million convertible note due in March 2025, with annual interest at 7.5%, the note is payable with equal principal and interest payments over 240 months. The note holder has the option to convert some or all of the unpaid principal and accrued interest to shares of ZAP’s common stock at $2.15 per share or an agreed upon conversion price (as defined). The note was issued in exchange for the purchase of the Company’s new corporate headquarters and is secured by this property. The note has a balance of $1.7 million at March 31, 2008.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2008.

NOTE 8   SHAREHOLDERS’ EQUITY

On July 1, 2002, ZAP’s stock began trading on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”) under the stock symbol of “ZAPZ.” In 2006, the Company briefly traded on the ACRAEX under the symbol “ZP”. In November, 2006, since the Company could not meet the listing requirements of the ARCEX, ZAP’s common stock was approved for quotation on the OTC Bulletin Board under the symbol “ZAAP.”

NOTE 9  RELATED PARTY TRANSACTIONS

Consulting Agreement

On September 1, 2007, the Company and Mr. Albert Lam, who became a director of the Company in October 2007, entered into an Independent Consulting Agreement (“Consulting Agreement”).  Pursuant to the Consulting Agreement, Mr. Lam was to consult and advise the Company in the areas of Chinese manufacturing, facilities, tooling, financing, and contract negotiations on an independent consultant basis.  Mr. Lam’s compensation under the Consulting Agreement was: 200,000 shares of the Company’s common stock valued at $194,000, issued under the Company’s 2007 Consultant Stock Plan (the “Plan”); a warrant to purchase 200,000 shares of the Company’s common stock valued at $131,000, expiring five years after grant, with an exercise price of $1.00 per share, issued under the Plan; and a warrant to purchase 1,000,000 shares of the Company’s common stock valued at $654,000, expiring five years after grant, with an exercise price of $1.00 per share and a net exercise provision.

The Consulting Agreement expired on September 30, 2007, and expense totaling $979,000 related to the consulting agreement was recorded in the third quarter of 2007.

The Company also paid Mr.Lam $65,000 in the first quarter of 2008 for consulting services. In addition his travel expenses were also reimbursed.

On October 22, 2007, the Board of Directors (“Board”) of ZAP (“Company”) appointed Albert Lam as a director of the Company.

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $21,000 for both the three months ended March 31, 2008 and 2007.

Financing  provided to the Company

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund, LTD and Gemini Strategies,LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 common shares of ZAP common stock. In connection with the aforementioned,  ZAP received the necessary funds of $475,000 through a note payable to Al Yousuf LLC . The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted into securities of the Company at the option of the noteholder  in accordance with the terms of the note.  The note is scheduled to mature on November 8, 2008. Eqbal Al Yousuf, who is a director of ZAP, is also the President of Al-Yousuf, LLC.

Sale of Portable Energy Product Line

In March 2008, ZAP signed a draft agreement with Al-Yousuf LLC for the sale of the portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. Both ZAP and Al-Yousuf will each own 50%. Eqbal Al Yousuf, who is a director of ZAP, is also the President of Al-Yousuf LLC. The Company also had an independent valuation of the portable energy line prepared where the value determined approximated the selling price. The final arrangements for the sale of the portable energy line are being completed as of May 14, 2008 and the Company anticipates receiving the funds shortly.

Note 10   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended
	March 31, (in thousands)
	2008	2007
Cash paid during the period for interest	$15	$16
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Re-payment of 8% Senior debt	$250	$—

NOTE 11 - SUBSEQUENT EVENTS

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund, LTD and Gemini Strategies, LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 common shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds  of $475,000 through a note payable to Al Yousuf, LLC. The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted into securities of the Company at the option of the Note Holder in accordance with the terms of the note.  Eqbal Al Yousuf who is a director of ZAP, is also the President of Al-Yousulf, LLC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT OF FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE “FILINGS”) CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS “SEEK”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “EXPECT”, “INTEND”, “PLAN”, “BUDGET”, “PROJECT”, “MAY BE”, “MAY CONTINUE”, “MAY LIKELY RESULT”, AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

  WHETHER THE ALTERNATIVE ENERGY AND GAS-EFFICIENT VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;
  OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,
  OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;
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

In this quarterly report on Form 10-Q the terms “ZAP,” “Company,” “we,” “us” and “our” refer to ZAP and its subsidiaries.

Overview
GENERAL

ZAP stands for Zero Air Pollution(R). With its new product offerings, the Company is positioned to become a leading brand and distribution portal of electric and other advanced technology vehicles. ZAP is committed to running its business based on a strong philosophical foundation that supports the environment, social responsibility and profitability.

ZAP’s strategy is to serve the growing and underrepresented consumer and fleet buyer that seeks electric and fuel efficient vehicles. With the recent increases in the cost of oil and increasing concern about the environment and the effects of global warming, we believe there is a large and untapped demand in the areas of transportation and consumer products. During the energy crisis of the 1970s, Japanese automobile manufacturers penetrated the United States market when domestic automobile manufacturers failed to anticipate changes. ZAP believes a similar opportunity is present today, enhanced by heightened environmental awareness, climate changes and economic pressures. ZAP has assembled a complete line of products to meet the growing demands of the environmentally conscious consumer focused on two primary businesses: ZAP Automotive and ZAP Power Systems.

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

SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”) ; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet and ZAP Rental Outlet are not currently operating subsidiaries. RAP Group and Voltage Vehicles were acquired by the Company in July 2002. On October 1, 2006, the RAP Group surrendered its Dealer Vehicle License and ceased operations. A new Electric Vehicle Dealership opened on the old automobile lot location. All subsidiaries are 100% owned by ZAP.

Recent Developments

Some of the noteworthy events for the Company that occurred during the first quarter of 2008 and through the date of this report are as follows:

1.
In February, we added six new electric car dealers at our first dealer sales and service training of 2008. In addition, we received signed purchase orders totaling 614 Xebra sedans and trucks. The signed purchase order agreements were for a mixture of ZAP Xebra electric sedans and trucks. The orders also include the Zapino, ZAPPY3 PRO, ZAPPY3 EZ and the ZAP Mid-Sized ATV. Overall, through April 15, the purchase orders including all the different vehicles total $6.8 million. Dealers are expected to take delivery of a minimum of ten cars a month over the next twelve months.

2.
With gasoline prices predicted to reach new records in 2008 and government and corporate fleets seeking to reduce costs. We are introducing a new electric truck for fleets with a greater payload rating. A prototype of the ZAP XL Truck has been completed and production models are expected for delivery to customers by the fall of this year. In the United States, the XL Truck will meet full Department of Transportation requirements for Low Speed Vehicles. As part of ZAP’s global distribution strategy, the ZAP Truck XL will be designed to meet or exceed government certifications that would allow for distribution throughout most of the world.

3.
We signed an agreement with The Coca-Cola Company  to use 30 of its compact trucks for a new beverage distribution system in Montevideo, Uruguay. Officials say that the new distribution model using these trucks averages about one-fifth the fuel consumption of the former model. Recently Coca-Cola announced a pledge to the environment as part of its policy of corporate social responsibility.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Income Statements (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31,
	2008	2007
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	(91.1)%	(95.3)%
Operating expenses	(227.6)%	(1,292.5)%
Loss from operations	(218.7)%	(1,287.8)%
Net loss	(223.2)%	(1,305.1)%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Net sales for the quarter ended  March 31, 2008 were $1 million compared to $1.1 million for the period ended March 31, 2007.  Sales of vehicles were $927,000 versus $964,000 in 2007. The slight decrease was due to changes in factory locations. The  consumer products decreased from $173,000 in 2007 to $120,000 for the three months ended March 31, 2008 due to changes in production mix.

Gross profit the overall gross profit increased from $54,000  for the first quarter ended March 31, 2007  to $94,000 for the quarter ended March 31, 2008. The primary reason for the increase was due to less quality control issues with the Xebra Electric vehicles and portable energy.

Sales and marketing expenses increased by $19,000 from $371,000 for the quarter ended March 31, 2007 to $390,000 in 2008.  As a percentage of sales, total selling expenses also increased from 33% of sales  in 2007 to 37% in 2008.  The increase was due to higher sales and marketing expenses for outside consultants.

General and administrative expenses decreased by $12 million from $14 million for the quarter ended March 31, 2007 to $2 million in 2008. The primary decrease was due to non-cash expenses of  $12 million of expense to account for the modification and extension of certain expiring warrants that were issued to shareholders per the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July, 2012 with the exercise prices also adjusted. This modification was a one-time expense that occurred in 2007. Many of the other operating expenses for the quarter ended March 31, 2008 remained comparable with the first quarter of 2007.

Research and development expenses decreased from $335,000 in 2007 to $15,000 in the first quarter of 2008. In 2007, the Company’s spent $335,000 for a project with  Lotus Engineering  to develop a new electric car based on the APX (Aluminum Performance Crossover) concept, which showcases Lotus Engineering’s Versatile Vehicle Architecture technology . The vehicle, the ZAPX, will be a production-ready electric all-wheel drive crossover high performance vehicle for ZAP in the USA market.

Interest expense, net decreased from $216,000 in first quarter 2007 to $46,000  in first quarter 2008. The decrease was due to lower interest expense for the senior convertible notes since most of the debt had been converted in 2007.

Other income, net  decreased  from $23,000 for the first quarter of 2007 to $1,000  in the first quarter of 2008. The decrease was due to less miscellaneous fees earned by the company.

Net Loss  the Company reported a net loss of $2.4 million for the quarter ended March 31, 2008 as compared to a net loss of $14.9 million for period ended March 31, 2007.The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees.

Liquidity and Capital Resources

In the first three months of 2008 net cash used for operating activities was $1.9 million as compared to $1.8 million in 2007. Cash used in the first three months of 2008 was comprised of the net loss incurred for the first three months of $2.4 million plus net non-cash expenses of $1.7 million plus the net change in operating assets and liabilities resulting in a use of cash of $1.2 million. Cash used in operations in the first three months of 2007 was comprised of the net loss of $14.8 million plus net non-cash expenses of $13.1 million, and the net change in operating assets and liabilities resulting in a use of cash of $76,000.

Investing activities  provided cash of $130,000 in the first three months ended March 31, 2008 while cash of $18,000  was used in the first three months ended March 31, 2007.

Financing activities used cash of $26,000 during the first three months ended March 31, 2008 for the repayment of long-term debt.  In 2007 cash of $2.2 million  was provided during the first three months ended March 31, 2007 due to the issuance of common stock and borrowings of funds.

The Company had cash of $2.5 million at March  31, 2008 as compared to $4.3 million at December 31, 2007 and $2.6 million at March 31, 2007. At March 31, 2008, the Company had a working capital of $2.7 million compared to $3.4 million  at December 31, 2007 and working capital of $415,000 at March 31, 2007.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at March 31, 2008 and 2007, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

BUSINESS DEVELOPMENT

Founded in 1994, ZAP has invented, designed, manufactured, and marketed numerous innovative products since the Company’s inception. In 1995, ZAP began marketing electric transportation on the Internet through our website, www.zapworld.com. ZAP has been a pioneer in developing and marketing electric vehicles such as a zero-emission ZAP(R) electric bicycle, ZAP Power System, which adapts to most bicycles, and the ZAPPY(R) folding electric scooter. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001, it added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2005 ZAP introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. To date, we have delivered more than 100,000 electric vehicles and consumer products to customers in more than 75 countries, which we believe establishes us as one of the leaders in the alternative transportation marketplace.

Today, ZAP is continuing its focus as one of the pioneers of advanced transportation technologies and leveraging its place in the market as a magnet for new technologies. The Company believes there is a growing and underrepresented market for fuel efficient transportation vehicles and we are capitalizing on the opportunities, enhanced by heightened environmental awareness, climate changes and economic pressures. The technology is available to deliver transportation solutions that are practical and affordable. With our products such as the XEBRA, ZAPPY 3, and Zapino Scooter, ZAP is already delivering such solutions to the market. Our goal is to become one of the largest and most complete brand and distribution portals in the United States for advanced technology vehicles.

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

PRODUCT SUMMARY

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph in 2007. Within the next twelve to thirty-six months, we hope to have distribution agreements in place with three to four vehicle manufacturers whose products fit ZAP’s mission. To distribute our product to end consumers and fleets, we have established more than 40 licensed automotive dealers and intend to grow this base significantly over the next several years.

XEBRA

We believe that XEBRA is the only series production electric vehicle in the United States that can legally travel faster than 25 mph. The car’s suggested retail price of $11,000 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today. XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

Working with our Chinese manufacturing partner, we have designed two XEBRA models: a sedan and a utility pick-up truck. The Chinese manufacturer’s current manufacturing capacity is approximately 1,000 vehicles per month. Subject in large part to the level of financing secured, our current target is to distribute approximately 200 vehicles per month in the future. Initial  market demand has been strong, both from end consumers using the vehicle as a “city-car” and from fleet managers of municipalities, states, green friendly corporations, and universities who have a preference or mandate to purchase zero emission vehicles.

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

We proved that we could introduce and sell the Smart Car Americanized by ZAP by taking  purchase orders for tens of thousands of vehicles and received a credit line of $425 million to purchase them. We consequently sold approximately 300 Smart Cars, but due to the legal conflict with Daimler-Chrysler and others, and the uncertainty of auto supply, we discontinued distribution of the Smart Car in September of 2006.

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

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which has a goal launch date of 2009.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable. In 2007, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a high performance highway all electric vehicle, and (3) electric trucks.

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

Our current product offerings include:

  Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3 EZ);
  Off-road vehicles (electric quads and motorcycles); and
  Portable energy (universal recharge-it-all batteries and auxiliary batteries).
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

Off-Road Vehicles

All terrain vehicle (“ATV”) manufacturers recognized in excess of $5.0 billion in revenues in 2006 with the market for ATVs. In the United States alone, approximately 800,000 units were sold in 2006. To date, all of the ATV’s on the market are gas-powered. We believe electric ATV’s have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk. The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzzz mini ATV. The Buzzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. In the 1st quarter of 2007, we introduced the 800 watt “mid size” ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATV in the 3rd quarter 2008 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

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

We incurred net losses of $2.4 million, $28 million, $11.9 million for the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

As described elsewhere, we have entered into a contract with a Brazilian automobile manufacturer, OBVIO, for the delivery of 50,000 flex-fuel vehicles in two different models.  We may not be able to obtain the vehicles that we expect to obtain from OBVIO because OBVIO is a new developer and manufacturer of automobiles in Brazil and there are many risks associated with its design and manufacturing of cars for us, including, but not limited to, risks associated with constructing its factory, hiring personnel, acquiring equipment, assembling a network of suppliers and developing the vehicle assembly process.  If we cannot get the vehicles from OBVIO that we expect to, some of our business will be affected.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the first quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court in excess of $500 million.. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction, and the court’s ruling on that matter is in the process of being appealed to the State of California Supreme Court.

ZAP v. Norm Alvis, et al., Superior Court of California, County of Sonoma, Case No. SCV-238419, complaint filed March 27, 2006. Mr. Alvis was engaged by the Company and Rotoblock Corporation (“Rotoblock”) as a consultant to perform public relations work on behalf of the Company and Rotoblock. As consideration for Mr. Alvis’ consent to the contract with the Company, the Company provided Mr. Alvis with use of a motor home worth approximately $306,000. The Company then sued Mr. Alvis, claiming he failed to perform his obligations under the contract and refused to return the consideration he received therefore (i.e. the motor home). The Company is seeking either the return of the motor home or $500,000 in damages. Mr. Alvis initially did not respond to the complaint, which prompted the Company to take his default on May 9, 2006. The court then entered a default judgment on May 16, 2006, on which date the Company obtained a writ of possession allowing it to reclaim possession of the disputed motor home. On June 18, 2006, Mr. Alvis moved the court to set aside the default and default judgment and to vacate its order authorizing issuance of the writ of possession. The court agreed to set aside the default judgments, but it left intact the writ of possession. The court also required Mr. Alvis to pay the Company $1,000 as compensation for forcing the Company to initially take his default. Mr. Alvis has paid the Company the required $1,000. Mr. Alvis then filed (1) an answer denying the Company’s allegations, and (2) a cross-claim against the Company, Steve Schneider in his individual capacity, and Rotoblock, alleging two counts of breach of contract, one common count of work, labor, and services received,and one count of fraud. All of Mr. Alvis’ claims relate to the two contracts he executed with the Company and Rotoblock. Mr. Alvis claims he provided services to the Company and Rotoblock pursuant to these contracts but received no consideration in exchange therefore. For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr.Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession. The parties attended mediation on March 4, 2008 and reached a tentative settlement by which the matter would be resolved according to the following terms: (1) a mutual release of all claims; (2) ZAP would pay $25,000 to Mr. Alvis;. (3) ZAP would issue to Alvis $25,000 worth of shares of restricted ZAP common stock; (4) ZAP would issue Alvis warrants for 100,000 shares of restricted ZAP common stock, at a strike price of $.70 per share; and (5) ZAP would transfer title of disputed motor home to Alvis.   A written agreement has now been executed by Alvis and will be presented to ZAP’s Board of Directors for approval.  The next case management conference is scheduled for July 3, 2008 to allow the parties time to negotiate a settlement.  In the meantime, discovery is on-going.

Robert Chauvin; Mary Chauvin; Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“Robert Chauvin, et al.”) v. Voltage Vehicles; ZAP; ZAP Power Systems Inc.; ZAPWORLDCOM; Elliot Winfield; Steven Schneider; Phillip Terrazzi; Max Scheder-Breschin; Renay Cude; [sic] and Does I-XX, Second Judicial District Court State of Nevada, County of Washoe, Case No. CV06 02767. On November 17, 2006, Robert Chauvin, et al. filed a complaint alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Security [sic] and Exchange Act/federal securities law, and deceptive trade practices, pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks (“Rajun Cajun”) and Voltage Vehicles. The complaint seeks general damages in an amount in excess of $10,000, special damages in an amount in excess of $10,000, punitive damages in an amount in excess of $10,000, attorneys’ fees and cost of suit, for judgment in an amount equal to treble actual damages, and recession in the amounts of $397,900 and $120,000. On January 19, 2007, defendants Voltage Vehicles and ZAP filed a Motion to Dismiss on the grounds that the License Agreement entered into between Rajun Cajun and Voltage contains a forum selection clause designating Sonoma County, State of California as the only appropriate forum. The court granted that Motion on April 13, 2007. In its order on that motion, the court also found that all other motions pending in the Nevada court in this matter are now moot. (As of that time, the following motions were still pending: (1) Chauvin, et al.’s Notices of Intent to Take Default against two of the named corporate defendants and against the individual defendants, except Renay Cude; (2) a Motion to Quash Service of Process or Alternatively for Dismissal by each of the individual defendants and both of the defunct corporate defendants; and (3) Chauvin, et al.’s Motion for Publication of Summons against the named individual defendants.)

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so,on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants’ third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008. The next case management conference is scheduled for July 23, 2008.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma.  CIT Communications Finance Corporation (“CIT”) has served ZAP with a complaint, an application for writ of possession, and an application for writ of attachment.  CIT’s complaint and its applications for the two writs are based on three telephone equipment leases CIT alleges it has with ZAP, through predecessors in interest.  The Complaint includes five causes of action:  (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment.  For each of those claims, CIT alleges that ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases.  CIT is now seeking both return of the equipment and a monetary award covering amounts owed under the leases.  More particularly, for its breach of contract claim, CIT is seeking recovery of $108,967.26 allegedly owed on the leases.   On its recovery of personal property claim, CIT is seeking either return of all the leased equipment or a monetary damages to cover the value of the leased equipment.  On the conversion claim, CIT is seeking general damages for ZAP’s continued possession and use of the equipment, as well as punitive damages based on a claim that ZAP’s actions were malicious, willful, and oppressive.  On its quantum valebant and quantum meruit claims, CIT is seeking general damages for the value of ZAP’s continued use and possession of the equipment since June 24, 2002.  CIT is also seeking reimbursement of all of its attorneys’ fees and costs of suit, as well as any additional legal and equitable relief that the court may deem proper.  ZAP’s Answer to the Complaint was filed on April 24, 2008.  CIT has also applied for both a writ of possession, seeking return of all of the leased equipment, and a writ of attachment, seeking attachment of $122,588.26 against ZAP.  The hearing on CIT’s writ applications is scheduled for June 3, 2008, and a Case Management Conference is set for June 30, 2008.  ZAP intends to vigorously defend against these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended March 31, 2008 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On  January 10, 2008, the Company issued 146,883 shares of common stock for professional services valued at $107,756.

On February 15,2008 the Company issued  the following : 80,282 shares of common stock for professional services valued at $57,000, common stock of 25,000 shares valued at $17,500 in settlement of a  dispute with an outside party, 100,000 shares for an asset purchase valued at $71,000 and shares of 21,127 valued at $15,000 for a marketing and promotion event.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

 Not Applicable

Item 6.    Exhibits

2.1	Approved Second Amended Plan of Reorganization, dated as June 20, 2002. (5)

3.1	Amended and Restated Articles of Incorporation. (4)

3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (14)

4.1	Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)

4.2	Form of Series B common stock purchase warrant of the Company. (14)

4.3	Form of Series K common stock purchase warrant of the Company. (14)

10.1	Settlement Agreement Between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)

10.3	2004 Consultant Stock Plan. (7)

10.4	Convertible Promissory Note, dated April 26, 2004, issued to Banks Living Trust. (1)

10.5	Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP. (3)

10.6	Promissory Note $2,000,000 - Atocha Land LLC and ZAP. (3)

10.7	Warrant Agreement dated April 26, 2004, issued to Banks Living Trust. (1)

10.8	Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.9	Registration Rights Agreement between ZAP and Fusion Capital Fund II,LLC. (6)

10.10	Form of Common Stock Purchase Warrant between ZAP and Fusion Capital Fund II, LLC (6)

10.11	Agreement for Consulting Services with Evan Rapoport dated January 8, 2004. (1)

10.12	Asset Purchase Agreement dated April 12, 2004 with Jeffrey Banks for purchase of various autos (1)

10.13	Agreement for Private Placement Investment received dated April 14,2004 with Phi-Nest Fund LLP (1)

10.14	Consulting Agreement dated April 21, 2004 with Elexis International(1)

10.15	Consulting Agreement dated April 21, 2004 with Sunshine 511 Holdings (1)

10.16	Definitive Stock Agreement dated October 25, 2004 with Smart-Automobile, LLC (2)

10.17	Master Distribution Agreement between Apollo Energy Systems, Inc. and Voltage Vehicles Corporation, a subsidiary of ZAP. (8)

10.18	ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 Million Floor Plan Line of Credit for Qualified ZAP Dealers (9)

10.19	Exclusive Purchase, License and Supply Agreement between Smart Automobile, LLC and ZAP. (10)

10.20	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (14)

10.21	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (14)

10.22	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable (14)

10.23	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (14)

10.24	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (14)

10.25	Common Stock Purchase Agreement between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.26	Form of Common Stock Purchase Warrant between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.27	Common Stock Purchase Agreement between ZAP and Lazarus Investment Partners LLP (14)

10.28	Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)

10.29	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)

10.30	Financing Agreement between ZAP and Surge Capital II, LLC (12)

10.31	Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)

10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (15)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (16)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)

10.39	ZAP Guarantee (18)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41	Joint Venture Negotiations dated September 21, 2006 (20)

10.42	Security Purchase Agreement between ZAP and Certain Institutional Investors (21)

10.43	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)

10.44	Form of Convertible

10.45	Form or Warrant

10.46	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles

10.47	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system

10.48	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus

10.49	Form SB-2 Registration of Common Stock incorporated by reference to SEC filing on September 24, 2007 effective on October 2, 2007.

10.50	Settlement and Mutual Release Agreement with Gemini Master Fund,LTD and Gemini Strategies,LLC dated May 7, 2008.(22)

10.51	Note Purchase Agreement with Al Yousuf dated May 8,2008.(22)

10.52	Senior Note Payable Al Yousuf LLC dated May 8,2008.(22)

21.1	List of subsidiaries. (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

(1)	Previously Filed as an exhibit to the Registrants’s Form 8-K for the quarter ended March 31, 2004 and incorporated by reference.

(2)	Previously filed as an exhibit to the Registrant’s Form 8-K of November 6, 2004 and incorporated by reference.

(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.

(4)	Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.

(5)	Previously filed as an exhibit to the Registrant’s Form 8-K of October 20, 2002 and incorporated by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.

(7)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117560) on July 22, 2004.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10QSB for the period ended June 30, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on July 20, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on December 11, 2006 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 26, 2007and incorporated herein by reference.

(22)	These exhibits are attached to this Form 10Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated May 14, 2008	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated May 14, 2008	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)