Form 10-Q
period 2008-06-30
ZAP
filed 2008-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number           001-32534

ZAP

(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 4th Street, Santa Rosa, CA               95401

(Address of principal executive offices)  (Zip Code)

(707) 525-8658

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

59,777,951 shares of common stock as of August 12, 2008.

ZAP

FORM 10-Q

Part I.      FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,146	$4,339
Accounts receivable, net of allowance for doubtful accounts of $155 and $172	307	373
Inventories, net	1,345	1,437
Prepaid non-cash professional fees	91	283
Other prepaid expenses and other current assets	1,397	747
Total current assets	4,286	7,179
Property, and equipment, net of accumulated depreciation	4,235	4,471

OTHER ASSETS
Patents and trademarks, net	4	10
Prepaid non-cash professional fees, less current portion	82	82
Deferred offering costs	—	20
Deposits and other assets	415	176
Total Other Assets	501	288

TOTAL ASSETS	$9,022	$11,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of secured convertible note	$—	$104
8% Senior convertible notes, net of discount of $136 in 2007	475	546
Accounts payable	51	128
Accrued liabilities	1,936	2,259
Deferred revenue	637	752
Total Current Liabilities	3,099	3,789
LONG-TERM LIABILITIES
Secured convertible note, less current portion	1,782	1,724
Total liabilities	4,881	5,513

SHAREHOLDERS’ EQUITY

Common stock, authorized 400 million shares; no par value; 59,242,128 shares and 57,478,158 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	123,832	122,672
Common stock issued as loan collateral	—	(1,549)
Accumulated deficit	(119,691)	(114,698)
Total shareholders’ equity	4,141	6,425
Total liabilities and shareholders’ equity	$9,022	$11,938

 See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007
NET SALES	$1,923	$1,405	$2,979	$2,542

COST OF GOODS SOLD	1,700	1,189	2,662	2,272
GROSS PROFIT	223	216	317	270

OPERATING EXPENSES
Sales and marketing	412	264	802	635

General and administrative (non-cash stock-based compensation of $1.1 million and $1.6million and $2.6 million and $14.5 million for the three and six months ended June 30, 2008 and 2007, respectively)	1,910	2,798	3,909	16,788

Research and development	303	54	318	389
	2,625	3,116	5,029	17,812
LOSS FROM OPERATIONS	(2,402)	(2,900)	(4,712)	(17,542)
OTHER INCOME (EXPENSE)
Interest expense, net	(184)	(384)	(230)	(600)
Other expense	(44)	(24)	(43)	(1)
	(228)	(408)	(273)	(601)
LOSS BEFORE INCOME TAXES	$(2,630)	$(3,308)	$(4,985)	$(18,143)

PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(2,630)	$(3,308)	$(4,989)	$(18,147)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.05)	$(0.07)	$(0.09)	$(0.42)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	58,596	45,455	57,974	43,527

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,989)	$(18,147)

Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	156	205
Stock-based compensation for consulting and other services	2,085	1,901
Stock-based employee compensation	576	12,618
Stock based compensation for interest and registration penalties	—	314
Depreciation and amortization	131	182
Allowance for doubtful accounts	(41)	5
Changes in other items affecting operations:
Receivables	107	(120)
Inventories	92	464
Prepaid expenses and other assets	(900)	(306)
Accounts payable	(78)	128
Accrued liabilities	(323)	(310)
Deferred revenue	(115)	(280)
Net cash used for operating activities	(3,299)	(3,346)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	—	(20)
Proceeds from sale of equipment	111	—
Net cash provided by ( used for) investing activities	111	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants, net of offering costs	—	1,640
Pay-off of Convertible debt	(431)	—
Re-issuance of convertible debt	475	—
Proceeds from long-term debt, net of offering costs	—	1,185
Repayments of long-term debt	(49)	(64)
Net cash provided by (used by) financing activities	(5)	2,761

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(3,193)	(605)

CASH AND CASH EQUIVALENTS, beginning of period	4,339	2,160

CASH AND CASH EQUIVALENTS, end of period	$1,146	$1,555

See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (our “2007 10-K”).

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants and convertible preferred stock and debt have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2008, these potentially dilutive securities include options for 11.4 million shares of common stock, warrants for 47.8 million shares of common stock and debt  of $475,000 convertible into  shares of common stock on November 8,2008,the maturity date at 90% of the closing market price on that day.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis  over the terms of the agreement. The Company has recognized approximately $42,000 and $104,000 of license revenue and other adjustments for the three and six month periods ended June 30, 2008, resulting in an ending balance of $637,000.

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

STOCK ISSUED AS COLLATERAL – The stock was returned to the Company in January, 2008 and cancelled.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra® vehicles. At June30, 2008, the Company has recorded a warranty liability for $75,000 for estimated repair costs, down from $94,000 at December 31, 2007.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 8 to our consolidated financial statements in our 2007 Annual Report on Form 10-KSB as filed with the SEC on April 14, 2008. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

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

Under the provisions of SFAS 123R, we recorded $ 156,200, of stock compensation, net of estimated forfeitures, in  general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2008 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended June 30, 2008
Expected Dividend yield	0%
Expected volatility	115.40-120.08
Risk-free interest rate	2.64-3.28
Expected life (in years) from grant date	2.5 to 6.00
Exercise price	$0.97

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and six months ended June 30, 2008 was $0.84 and $0.97, respectively.  We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2007 through June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,276,000	$1.03	8.32
Options granted under the plan	104,000	$0.84	9.75	–
Options exercised	–	–
Options forfeited and expired	–	–
Outstanding March 31, 2008	11,380,000
Options granted under the plan	72,000	$0.97	10.0	–
Options exercised	(38,100)	$0.29
Options forfeited and expired	(33,000)	–	–	–
Outstanding June 30, 2008	11,380,900

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2008, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). There were no options in the money at June 30, 2008.

As of June 30, 2008, total compensation cost of unvested employee stock options is $1.1 million. This cost is expected to be recognized through June 2011. We recorded no income tax benefits for stock-based compensation expense arrangements for the six months ended June 30, 2008, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4   INVENTORIES, NET- Inventories at June 30, 2008 are summarized as follows (thousands):

Vehicles - conventional	$267
Advanced transportation vehicles	812
Parts and supplies	601
Finished goods	196
$1,876
Less - inventory reserve	$(531)
$1,345

NOTE 5    LONG-TERM DEBT

PROMISSORY NOTE

On July 30, 2008, ZAP (the “Company”) executed a Promissory Note for a credit line (the “Note”) and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the “Security Agreement”), both in favor of Al Yousuf LLC (the “Lender”). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also the Chairman of the Board of ZAP.

The following description is a summary of the material terms and conditions of both the Note and the Security Agreement.

The maximum principal loan under the Note is $10,000,000. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. Other advances shall be for (i) the purposes of inventory from June 1, 2008 consistent with the currently applicable budget of the Company, as approved by its board of directors (an “Inventory Advance”) or (ii) general working capital to be used consistently with the Company’s budget (a “Working Capital Advance”). The interest rate shall accrue daily at a rate per annum equal to the greater of (i) one month LIBOR plus 3% per annum and (ii) eight percent (8.00%) per annum, commencing on the date of the Note.

The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. Repayment of an Inventory Advance is due four (4) months after the date of such Advance. Repayment of a Working Capital Advance is due six (6) months after the date of such Advance. The repayment term may be extended upon written request of the Company and at the Lender’s sole discretion. The Note is pre-payable in whole or in part without penalty and upon 30 days’ written notice to Lender.

The Note contains customary Events of Default, including but not limited to the following: (i) failure by the Company to make any scheduled payment of principal, interest or other amounts due under the Note, (ii) failure to pay-off the Note upon the Maturity Date, (iii) any representation or warranty made in the Loan Documents by the Company being found false in any material respect, (iv) consent by the Company to appoint a conservator or liquidator in a bankruptcy proceeding relating to the Company or all or substantially all of its assets and (v) failure of the Company to maintain insurance required pursuant to the Loan Documents. Upon the occurrence of an Event of Default, the Note shall become due and payable and the interest rate shall increase by 3.00% per annum. All principal and interest due under the Note is secured by the Company’s corporate headquarters building.

SECURED CONVERTIBLE DEBT

On July 30, 2008 the Company signed a $1.7 million note payable to the  Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also the Chairman of the Board of ZAP. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. The repayment term may be extended upon written request of the Company and at the Lender’s sole discretion. The Note is pre-payable in whole or in part without penalty and upon 30 days’ written notice to Lender. See also Note 8 Related Parties and Note 13 Subsequent Events. This note was used to pay-off the existing secured note on the building. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California.

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

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund ,LTD and Gemini Strategies,LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 common shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds necessary for the payment of $475,000 through a note payable to Al Yousuf LLC . Eqbal Al Yousuf who is the Chairman of the Board of ZAP, is also the President of Al-Yousulf LLC.

The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company November of 2008 in accordance with the terms of the note.  The price was agreed to be at 90% of the closing market price on the date selected for conversion.

NOTE 6    INCOME TAXES

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended June 30, 2008.

NOTE 7    SHAREHOLDERS’ EQUITY

 ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 8    RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $42,000 for both the six months ended June 30, 2008 and 2007.

Financing  provided to the Company By Al-Yousuf LLC

The company entered into various financing arrangements during the second quarter ended June 30, 2008 with The Al Yousuf Group who is a  Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also the Chairman of the Board of ZAP.

On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California.

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund ,LTD and Gemini Strategies, LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds necessary for the payment of $475,000 through a note payable to Al Yousuf  LLC .

Sale of Portable Energy Product Line/Investment in Portable Energy LLC

We reported in our quarterly report as of March 31, 2008 filed on May 15, 2008, that we signed a draft agreement with Al-Yousuf LLC for the sale of our portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. However, no gain will be recognized on the transaction with Al-Yousuf LLC since no sale took place. There was a misunderstanding with Mr. Al-Yousuf our investor from Dubai  and Chairman of our Board of Directors. When the funds were received in June of 2008, Mr. Al-Yousuf  indicated that he was not buying 50 % of the portable energy product line from ZAP but rather purchasing a 50 % interest in the newly formed company called Portable Energy LLC. We transferred the assets of our Portable Energy Product Line at our historical cost of approximately $75,000 in June of 2008 to a newly formed company called  Portable Energy LLC in exchange for a 50% ownership interest. The $1 million in funds received 06/13/08 from Al-Yousuf were also transferred to the new company in exchange for a 50 % interest for Al Yousuf.

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

The Company also paid Mr. Lam $65,000 in the first quarter of 2008 for consulting services. In addition his travel expenses were also reimbursed.

On October 22, 2007, the Board of Directors (“Board”) of ZAP (“Company”) appointed Albert Lam as a director of the Company.

NOTE 9    COMMITMENTS

At December 31, 2007 we noted the following commitments that we have updated to provide the current status at August 14, 2008.

Distribution Agreement

In May of 2007, ZAP signed a distribution agreement with PML FlightLink Limited (“PML”) for the purchase of an advanced propriety wheel motor and control system. ZAP received the exclusive rights to use this system in its current and future product line. In conjunction with the agreement with PML, ZAP has committed to an initial order of approximately $10 million in PML wheel motors, subject to terms and conditions agreed on by the parties. PML has not presented us with a working commercial product through August 14, 2008 and we have not had any contact with them.  As an alternate to PML, we have made an agreement with a Chinese company to develop a similar product.

China Joint Venture

On September 17, 2007, ZAP entered into a shareholders’ agreement to form a joint venture with Youngman Automobile Co., Ltd. (“Youngman”) also known as Youngman Automotive Group, a leading maker of luxury motor coaches and high-quality commercial trucks in China.  ZAP and Youngman have agreed to pursue the joint venture under EV Holdings Limited, a newly formed corporation based in Hong Kong (“EV Holdings”). The name of the company was changed to “ Detroit Electric” which is an   historic manufacturer of electric vehicles.

Under the agreement, ZAP and Youngman will jointly pursue the manufacture, marketing and distribution of electric and hybrid vehicles for the worldwide passenger car, truck and bus markets.  The joint venture, EV Holdings, will also focus on the development and manufacturing of electric charging infrastructure.  The joint venture partners have agreed to invest a total of $100 million into the new joint venture by December 31, 2008  (Zap to invest $49 million and Youngman to invest $51 million).  In 2008, the parties informally agreed to a revised initial capital contribution of $2.5 million by each party subject to outside raising of funds. The agreement also provides that Youngman shall have rights to control the manufacturing of products licensed by EV Holdings, and that EV Holdings will sell its products to ZAP and Youngman for resale within exclusive territories worldwide.

There has been no activity under the joint venture in 2008, both of the parties were seeking outside financing to fund the project, however given the tight economy, the efforts have not been successful. We also hired an outside investment firm to find acceptable funding sources with no success.

NOTE 10  SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified four reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and ATV’s, Rechargeable portable energy products, operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra (™) electric vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products.

Portable Energy products represent the sales activity of “Recharge-it-all Batteries” which are battery packs used to power or charge a wide range of mobile electronics as cellar phones, digital cameras and laptop computers. This product line was transferred to a separate company in exchange for a 50% interest.

Car outlet represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles, now the Xebra a three-wheeled plug in electric vehicle to retail customers.

Advanced Technology Vehicles represents the sales activity of advanced technology vehicles, now the Xebra a three-wheeled plug in electric vehicle to ZAP Dealers through-out the U.S.

Segment results are summarized as follow (in thousands):

	Electronic Consumer Products and Corporate Expenses	Portable Energy	Car Outlet	Advanced Technology Vehicles	Totals

For the 3 months ended of June 30, 2008:

Net Sales	$68	$50	$430	$1,375	$1,923
Gross profit (Loss)	(45)	29	(26)	265	223
					–
Net Income (Loss)	(2,427)	21	(140)	(84)	2,630
Total Assets	7,509	–	514	999	9,022

For the 3 months ended of June 30, 2007:

Net Sales	$247	$43	$307	$808	$1,405
Gross profit (Loss)	94	12	45	65	216
					–
Net Income (Loss)	(3,260)	31	(37)	(42)	3,308
Total Assets	7,734	–	477	1,571	9,782

	Electronic Consumer Products and Corporate Expenses	Portable Energy	Car Outlet	Advanced Technology Vehicles	Totals

For the 6 months ended of June 30, 2008:

Net Sales	$75	$173	$722	$2,009	$2,979
Gross profit (Loss)	(172)	94	26	369	317
					–
Net Income (Loss)	(4,819)	79	(189)	(60)	(4,989)
Total Assets	7,508	–	515	999	9,022

For the 6 months ended of June 30, 2007:

Net Sales	$392	$70	$657	$1,423	$2,542
Gross profit (Loss)	34	27	118	91	270
					–
Net Income (Loss)	(17,879)	44	(101)	(211)	(18,147)
Total Assets	7,734	–	477	1,571	9,782

NOTE 11  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30, (in thousands)
	2008	2007
Cash paid during the period for interest	$–	$16
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Re-payment of 8% Senior debt	$431	$–

NOTE 12  SUBSEQUENT EVENTS

On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate, to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The Al-Yousuf group is a major investor of ours and the President of Al-Yousuf, Mr. Eqbal Al-Yousuf is our Chairman of the Board. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note.

The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

o	WHETHER THE ALTERNATIVE ENERGY AND GAS-EFFICIENT VEHICLE MARKET FOROUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;

o	OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENTOUR GROWTH STRATEGIES,

o	OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OURPRODUCTS;

o	OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;

o	OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;

o	OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGINGMARKET FOR ELECTRIC AND GAS-EFFICIENT VEHICLES;

o	CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND

o	OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUSSECTIONS OF THIS REPORT, PARTICULARLY THE SECTION CAPTIONED “RISK FACTORS.”

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

ZAP’s strategy is to serve the growing and underrepresented consumer that seeks electric and fuel efficient vehicles. With the recent increases in the cost of oil and increasing concern about the environment and the effects of global warming, we believe there is a large and untapped demand in the areas of transportation and consumer products. During the energy crisis of the 1970s, Japanese automobile manufacturers penetrated the United States market when domestic automobile manufacturers failed to anticipate changes. ZAP believes a similar opportunity is present today, enhanced by heightened environmental awareness, climate changes and economic pressures. ZAP has assembled a complete line of products to meet the growing demands of the environmentally conscious consumer focused on two primary businesses: ZAP Automotive and ZAP Power Systems.

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

SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”) ; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet , ZAP Rental Outlet and RAP Group are not currently operating subsidiaries.

Recent Developments

Some of the noteworthy events for the Company that occurred during the second quarter of 2008 and through the date of this report are as follows:

1.
On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The Al-Yousuf group is a major investor of ours and the President of Al-Yousuf LLC, Mr. Eqbal Al-Yousuf is our Chairman of the Board.The financing arrangement allows for advances by ZAP over the next few years. We received an initial advance of $1.7 million on the financing arrangement to pay-off the existing long term secured note on the corporate headquarters building

2.
In  June, we transferred our portable energy product line of the Recharge-It-All line of mobile re-chargers to a new company, Portable Energy LLC in exchange for a 50% interest. Mr. Eqbal Al Yousuf also contributed $1 million to the new Company in exchange for a 50% interest.

3.	In May, we also completed a transaction with the Al-Yousuf LLC to purchase our convertible debt of $475,000 that was part of a private placement to an outside investor in 2007.

4.
The New York Times in a March 9, 2008 article reported that the our Xebra electric car is the best-selling model at the nation’s top electric car dealer. The newspaper also reported that electric car dealer Ecomotion of Portland, Oregon is the top dealer in the nation with about 125 vehicles sold. The article says the dealer sold about 50 of the ZAP Xebra, called the “surprise success” by the Portland Oregonian.

5.
We signed an agreement with The Coca-Cola Company  to use 30 compact trucks for a new beverage distribution system in Montevideo, Uruguay. Officials say that the new distribution model using these trucks averages about one-fifth the fuel consumption of the former model. Recently Coca-Cola announced a pledge to the environment as part of its policy of corporate social responsibility.

6.	Due to the rising price of gas and oil, the Company has seen interest and sales of its electric vehicles grow. The Company has increased its dealer base from 20 in 2007 to 50 in 2008. Consumer demand for our electric vehicles has never been better.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s  Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(88.4)	(84.6)	(89.4)	(89.4)
Operating expenses	(136.5)	(221.8)	(168.8)	(700.7)
Loss from operations	(124.9)	(206.4)	(158.2)	(690.1)
Net loss	(136.8)	(235.4)	(167.5)	(713.9)

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Net sales for the quarter ended  June 30, 2008 were $1.9 million compared to $1.4 million for the period ended June 30, 2007.

Our second quarter sales of Advanced Technology vehicles such as the Xebra, our three wheeled electric car and Zapino, a full size electric road scooter increased from $808,000 in 2007 to $1.4 million in 2008. The primary reason is greater consumer demand due to the high price of gasoline and a larger number of dealers carrying our products.

Sales of our Portable energy Product line in the second quarters experienced a slight increase from $43,000 to $50,000 in 2008. Our marketing efforts to major retail chains were less than we anticipated due to the overall tight economy for consumer spending. We experienced a difficult market for retailers.

We experienced an increase in retail sales by our car lot in the second quarter of $123,000 from $307,000 in 2007 to $430,000. Although the economy is tight, our sales are dependent on the mix of car models on hand in our lot at any time.

In our Consumer Product segment second quarter sales decreased from $247,000 in 2007 to $68,000 in 2008. As discussed below we did not have any of our Zappy3 electric scooters available due to switching and improving suppliers in 2008.

Gross profit increased by $7,000 from $216,000 for the second quarter ended June 30, 2007 to $223,000 for the quarter ended June 30, 2008.

The second quarter gross profits for our Advanced Technology vehicles increased from $65,000 or 8% of sales to $265,000 or 19% of sales due to higher sales volumes in 2008. We also experienced fewer quality control issues in 2008 that adversely affected our profits in 2007.

Our Portable Energy Product line experienced an increase in second quarter gross profits from $12,000 in 2007 to $29,000 in 2008.

The Consumer Products segment experienced a decrease in gross profits in the second quarter  from $94,000 in 2007 to a gross loss of $45,000 in 2008. The primary reason for the decrease was lower sales volumes due to the unavailability of products together with fixed expenses for the operations area.

The gross profits in the second quarter for our car lot sales decreased from $45,000 or 14% of sales in 2007 to a gross loss of $26,000 or -6% of sales in 2008. The lower profits are due to the tight economy, a write down of inventory valuations, and the mix of vehicle models sold during the quarter.

Sales and marketing expenses increased by $148,000 from $264,000 for the quarter ended June 30, 2007 to $412,000 in 2008.  As a percentage of sales it represents an increase from 19% to 21%. The increase was due to higher salaries with more personnel in the function and outside consultants used to promote the sales efforts.

General and administrative expenses decreased by $888,000 from $2.8million for the quarter ended June 30, 2007 to $1.9 million in 2008. The reason for the decrease was due to less consulting and professional fees.

Research and development expenses increased by $249,000 from $54,000 in 2007. The primary reason for the increase were expenses incurred in the ZAP X and to build a full scale model of our new vehicle, the ZAP-Alias. This vehicle will be a production-ready all electric highway vehicle and our heavy duty ATV for ZAP in the USA market. In addition, we reclassified some expenses to R&D expense from General and Administrative Expenses.

Interest expense, net decreased from an expense of $384,000 in second quarter 2007 to $184,000 in second quarter  of 2008. The decrease was due to lower interest bearing balances on the 8% senior convertible debt.

Other expense, net increased  from $24,000 for the second quarter of 2007 to other expense of $44,000  in the second quarter of 2008. The reason for the increase was our donation of $25,000 to the Red Cross for China earthquake relief.

Net Loss for the quarter ended June 30, 2008 was $2.6 million compared to a net loss of $3.3 million for period ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net sales for the six months ended June 30, 2008, were $2.9 million compared to $2.5 million for the six months  ended June 30 in the prior year. Sales in the Advanced Technology segment increased from $1.4 million in 2007 to $2.0 million in 2008 primarily due to greater demand. With the high price of gasoline in the U.S. many consumers are seeking alternatives such as electric vehicles both our Xebra electric vehicle and our Zapino a full-size Vespa like electric scooter. We now have one of the few road ready electric vehicles available.

We experienced a decrease of $317,000 in sales of consumer products from $392,000 in 2007 to $75,000 in 2008.

Our main consumer product the ZAPPY3 electric scooter was not available in 2008 since our previous manufacturer experienced financial difficulties in early 2008 and we switched to a new manufacturer but did not receive new products until June 2008.

Sales in our Portable Energy segment increased from $70,000 in 2007 to $173,000 in 2008. The primary reason for the increase was that we did not introduce the product line until late in the second quarter of 2007. In mid June we transferred this product line to a new company, Portable Energy LLC in exchange for a 50% interest.

Our retail car lot experienced a slight increase in sales from $657,000 in 2007 to $722,000 in 2008. However, the overall U.S. market for retail cars remains sluggish due to the tight economy.

Gross profit was $317,000  for the six months ended June 30, 2008 compared to $270,000 for the six months ended June 30, 2007 resulting in an increase of $47,000.

In our Advanced Technology segment our gross profit increased from $91,000 or 6% of sales to $369,000 or 18% of sales. The increase was due to greater sales of vehicles in 2008 together with less expense for quality control issues in 2008.

In our Consumer Products segment we experienced a decrease of $206,000 in gross profits from $34,000 in 2007 to a gross loss of $172,000 in 2008. As per above we did not have product available in 2008 but still incurred fixed expenses for labor, rents etc.

Our Portable Energy Segment experienced a increase in gross profits from $27,000 or 38% of sales in 2007 to $94,000 or 54% of sales in 2008. The increase was due to higher sales volumes and product mix.

Gross profits in our retail car lot decreased from $118,000 or 18% of sales to $26,000 or 3.6% of sales in 2008. This reflects lower margins on car sales due to the tight economy.

Sales and marketing expenses in the first six months of 2008 increased by $167,000 from $635,000  in 2007 to  $802,000 in 2008. As a percentage of sales it represents an increase from 25% to 27%. The increase was due to higher salaries with more personnel in the function and outside consultants used to promote the sales efforts.

General and administrative expenses for the six months ended June 30, 2008 decreased by $12.9 million from $16.8 million in 2007 to $3.9 million in 2008.  The primary reason for the decrease was due to the 2007 one-time  non-cash expense of  $12 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted.

Research and development expenses  decreased by $71,000 from $389,000 in 2007 to $318,000 in 2008. In 2007 the Company’s expense  was for  the design and drawings for the development of two concept cars by  Lotus Engineering .

Interest expense, net decreased by $370,000 from an interest expense of  $600,000 for the first six months of 2007 to interest expense of $230,000 in the six months ended June 30, 2008. The decrease was due to less interest and penalties paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Other expense increased from $1,000 for the six months ended June 30, 2007 to $43,000 in the first six months of 2008. The main reason for the increase was our donation of $25,000 to the Red Cross for China earthquake relief.

Net Loss was $4.9 million for the six months ended June 30, 2008 as compared to a net loss of $18.1 million for period ended June 30, 2007. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Liquidity and Capital Resources

In the first six months of 2008 net cash used for operating activities was $3.3 million. Cash used in the first six months of 2008 was comprised of the net loss incurred for the first six months of $4.9 million plus net non-cash expenses of $2.9 million and the net decrease of $1.2 million in operating assets and liabilities. In the first six months of 2007, the Company used cash for operations of $3.3 million was comprised of the net loss of $18.1 million plus net non-cash expenses of $15.2 million, and the net change in operating assets and liabilities of $424,000.

Investing activities provided  cash of $111,000 in the first six months ended June 30, 2008 compared with a use of cash of $20,000 in 2007.

Financing activities for the first six months ended June 30, 2008 used cash of $5,000 compared with investing activities providing cash of $2.8 million in 2007. In 2007, we issued senior convertible debt and stock and warrants to generate cash.

The Company had cash of $1.1 million at June 30, 2008 as compared to $1.6 million at June 30, 2007. The Company had working capital of $1.2 million and a working capital deficit of $958,000 for the periods ended June 30, 2008 and 2007 respectively.

 On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The Al-Yousuf group is a major investor of ours and the President of Al-Yousuf, Mr. Eqbal Al-Yousuf is our Chairman of the Board. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at June 30, 2008 and 2007, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In 2006, ZAP Automotive introduced the following automobile products:

o	the 100% electric XEBRA sedan with an MSRP of approximately$11,000;

o	the 100% electric XEBRA utility vehicle truck with an MSRP ofapproximately $12,000; and

In 2007, ZAP Automotive introduced a new electric scooter, the ZAPINO, with an advanced 3,000 watt brushless DC hub motor, perfect for city commuting and able to reach speeds of 30 MPH with an MSRP of $3,000.

Our future offerings that are currently in the developmental stage include:

o	the ZAP-X, a 100% electric vehicle which will use LotusEngineering’s Aluminum Performance Crossover (“APX”) design.

o	The ZAP Alias, which has a target price of $32,500 per vehicle andan estimated range of 100 miles per charge. This vehicle launch date is for 2009.

o	The ZAP Truck XL, which is a low speed 4 wheel utility truck and having a MSRP of approximately $14,900.

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

LOTUS

In 2007, we announced and entered into a development contract with Lotus Engineering to develop a electric all-wheel drive crossover high performance vehicle for the U.S. market. A combination of the lightweight aluminum vehicle architecture, a new efficient drive and advanced battery management systems is intended to enable a range of up to 350 miles between charges.  An auxiliary power unit is planned to support longer distance journeys.

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

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected second quarter 2009.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with two to four additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable. In 2007, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a high performance highway all electric vehicle and (3) electric trucks.

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

Our current product offerings include:

o	Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3 EZ);

o	Off-road vehicles (electric quads and motorcycles); and

o	Portable energy (universal recharge-it-all batteries and auxiliarybatteries).

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

The ZAPPY3 retail focus has continued strong in 2008. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

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

We entered the electric ATV market in 2006 with our ZAP Buzz mini ATV. The Buzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. In the 1st quarter of 2007, we introduced the 800 watt “mid size” ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We hope to launch a heavy duty ATV in the 3rd quarter 2008 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

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

In June of 2008 we transferred the assets of the portable energy product line to a new Company called Portable Energy LLC in return for a 50% interest.

Risk factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of ZAP’s common stock.

We incurred net losses of $4.9 million, $28 million, $11.9 million, for the 6 months  ended June 30, 2008 and the years ended December 31, 2007, 2006 respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

The Company’s performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer or Mr. Starr, our Director and founder, who is also head of our R&D efforts, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2013.

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

We have been shifting our manufacturing overseas. There are many risks associated with international business.  These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur.  A failure to successfully mitigate any of these potential risks could damage our business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ZAP v. Daimler Chrysler AG, et al., Superior Court of California, County of Los Angeles, Case No. BC342211. On October 28, 2005, ZAP filed a complaint against Daimler Chrysler Corporation and others in the Los Angeles Superior Court in excess of $500 million.. The complaint includes claims for intentional and negligent interference with prospective economic relations, trade libel, defamation, breach of contract - agreement to negotiate in good faith, breach of implied covenant of good faith and fair dealing, and unfair competition. The complaint alleges that Daimler Chrysler has engaged in a series of anti-competitive tactics aimed at defaming ZAP and disrupting its third-party business relationships. As a result of the allegations, the complaint requests damages in excess of $500 million and such other relief as the court deems just and proper. Daimler Chrysler has successfully filed a motion to quash that complaint for lack of personal jurisdiction. We appealed the matter  to the State of California Supreme Court who concurred with the lower court that we could not obtain personal jurisdiction in California. We have concluded that it will be too costly to continue any further legal action at this time.

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

For the fraud claim, the defendant claims the Company and Schneider executed the contracts with no intent to perform. Mr. Alvis has prayed for damages of $2,000,000, interest according to proof, punitive damages, and an order directing the Company to perfect title to the motor home. Mr. Alvis then moved the court to quash the writ of possession.  The parties attended mediation on March 4, 2008 and reached a tentative settlement.  On June 3, 2008, the parties entered into a formal Settlement Agreement by which the matter was resolved according to the following terms:  (1) a mutual release of all claims; (2) ZAP would pay $25,000 to Mr. Alvis;. (3) ZAP would issue to Alvis $25,000 worth of shares of restricted ZAP common stock; (4) ZAP would issue Alvis warrants for 100,000 shares of restricted ZAP common stock, at a strike price of $.70 per share; and (5) ZAP would transfer title of disputed motor home directly to a third party purchases designated by Alvis.  ZAP performed all of its obligations under the Settlement Agreement, and the lawsuit was thereafter dismissed with prejudice on June 20, 2008. We have provided for this settlement in our results of operations.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants’ third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008.  In its tentative ruling, the Court ruled in ZAP and Voltage Vehicles’ favor and granted Rajun Cajun leave to file a Second Amended Cross-Complaint.  Rajun Cajun did not contest the ruling, which then became the order of the Court.  In the interim, the individual third party defendants were served with the First Amended Cross-Complaint.  On April 25, 2008, Steven Schneider and Renay Cude [sic] filed a demurrer to causes of action eight through fifteen of the First Amended Cross-Complaint.  A hearing on that demurrer was set for August 6, 2008.  After receipt of the demurrer, and prior to that hearing, Rajun Cajun agreed to dismiss Steven Schneider and Renay Cude [sic].  A stipulation to that effect was filed on July 23, 2008, and the demurrer was taken off calendar accordingly.  On June 6, 2008, Maximillian Scheder-Bieschin filed an answer to the First Amended Cross-Complaint.  The remaining individual Cross-defendants have yet to appear.  It is anticipated that Rajun Cajun will file a Second Amended Cross-complaint.  The next case management conference is scheduled for September 23, 2008.  In the meantime, discovery is ongoing.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma.  CIT Communications Finance Corporation (“CIT”) has served ZAP with a complaint, an application for writ of possession, and an application for writ of attachment.

CIT’s complaint and its applications for the two writs are based on three telephone equipment leases CIT alleges it has with ZAP, through predecessors in interest.  The Complaint includes five causes of action:  (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment.  For each of those claims, CIT alleges that ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases.  CIT is now seeking both return of the equipment and a monetary award covering amounts owed under the leases.  More particularly, for its breach of contract claim, CIT is seeking recovery of $108,967.26 allegedly owed on the leases.   On its recovery of personal property claim, CIT is seeking either return of all the leased equipment or a monetary damages to cover the value of the leased equipment.  On the conversion claim, CIT is seeking general damages for ZAP’s continued possession and use of the equipment, as well as punitive damages based on a claim that ZAP’s actions were malicious, willful, and oppressive.  On its quantum valebant and quantum meruit claims, CIT is seeking general damages for the value of ZAP’s continued use and possession of the equipment since June 24, 2002.  CIT is also seeking reimbursement of all of its attorneys’ fees and costs of suit, as well as any additional legal and equitable relief that the court may deem proper.  ZAP’s Answer to the Complaint was filed on April 24, 2008.  CIT has also applied for both a writ of possession, seeking return of all of the leased equipment, and a writ of attachment, seeking attachment of $122,588.26 against ZAP.  The hearing on CIT’s writ applications was held on June 3, 2008.  At that hearing, the Court denied CIT’s application for writ of attachment, finding that CIT had not proven, based on the record to date, that it was more likely than not to prevail at trial on its breach of contract cause of action against ZAP.  The Court did, however, grant CIT’s application for writ of possession, finding no dispute between the parties regarding ZAP’s willingness to give to CIT all components of the at-issue telephone equipment still in ZAP’s possession.  Given ZAP’s multiple offers to date to cooperate in returning any such equipment, the Court refused CIT’s demand that ZAP be required to post a bond to support the writ of possession.  The writ of possession was issued on June 17, 2008, but, to date, ZAP is unaware of any action by CIT to enforce that writ.  On June 20, 2008, ZAP sent CIT an Offer to Compromise, offering to settle the matter with ZAP’s payment to CIT of $2,500, inclusive of attorneys’ fees and costs to date.  CIT has not responded to that offer.  A Case Management Conference was set for June 30, 2008, but the court continued that Conference until September 25, 2008. We are in the process of preparing written discovery requests and will be serving same on CIT shortly.  We intend to vigorously defend against these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended June 30, 2008 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On  May 5, 2008, the Company issued 287,000 shares of common stock for settlement of a note payable and interest  valued at $134,900.

On June 2, 2008 the Company issued the following: 5,412 shares of common stock for professional services valued at $5,250, common stock of 108,696 shares valued at $105,435 in settlement of a dispute with outside parties, 10,000 shares for an asset purchase valued at $9,700 and shares of 25,773 valued at $25,000 for a donation to a charity for earthquake relief in China.

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

10.14     Consulting Agreement dated April 21, 2004 with Elexis International (1)

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

10.50     Settlement and Mutual Release Agreement with Gemini Master Fund,LTD and Gemini Strategies,LLC dated May 7, 2008.(22)

10.51     Note Purchase Agreement with Al Yousuf dated May 8,2008.(22)

10.52     Promissory Note in favor of AlYousuf LLC,dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008.(23)

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
(22)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the period ended March 31, 2008 and incorporated herein by reference.
(23)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on August 5, 2008and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated: August 13, 2008	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated: August 13, 2008	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)