Form 10-Q
period 2008-09-30
ZAP
filed 2008-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

61,465,768 shares of common stock as of November 12, 2008.

ZAP

FORM 10-Q

- ii -

Part I.      FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$996	$4,339
Accounts receivable, net of allowance for doubtful accounts of $49 and $172	538	373
Inventories, net	2,055	1,437
Prepaid non-cash professional fees	179	283
Other prepaid expenses and other current assets	1,195	747
Total current assets	4,963	7,179
Property, and equipment, net of accumulated depreciation	4,300	4,471

OTHER ASSETS
Patents and trademarks, net	2	10
Prepaid non-cash professional fees, less current portion	109	82
Deferred offering costs	—	20
Deposits and other assets	294	176
Total Other Assets	405	288

TOTAL ASSETS	$9,668	$11,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of secured convertible note	$—	$104
8% Senior convertible notes, net of discount of $136 in 2007	475	546
Accounts payable	244	128
Notes Payable Short Term	1,917	—
Accrued liabilities	1,466	2,259
Deferred revenue	626	752
Total Current Liabilities	4,728	3,789
LONG-TERM LIABILITIES
Secured convertible note, less current portion	—	1,724
Long term note payable	1,774	—
Total liabilities	6,502	5,513

SHAREHOLDERS’ EQUITY

Common stock, authorized 400 million shares; no par value; 60,688,927 and 57,478,158 shares and shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	125,384	122,672
Common stock issued as loan collateral	—	(1,549)
Accumulated deficit	(122,218)	(114,698)
Total shareholders’ equity	3,166	6,425
Total liabilities and shareholders’ equity	$9,668	$11,938

 See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except share amounts)

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007
NET SALES	$3,062	$2,019	$6,041	$4,561

COST OF GOODS SOLD	2,692	1,476	5,354	3,748
GROSS PROFIT	370	543	687	813

OPERATING EXPENSES
Sales and marketing	438	519	1,240	1,154

General and administrative (non-cash stock-based compensation of $1.5million and $2.8million and $4.1million and $17.3million for the three and nine months ended September 30, 2008 and 2007, respectively)	2,224	3,525	6,133	20,313

Research and development	138	23	456	412
	2,800	4,067	7,829	21,879
LOSS FROM OPERATIONS	(2,430)	(3,524)	(7,142)	(21,066)
OTHER INCOME (EXPENSE)
Interest expense, net	(54)	(210)	(284)	(810)
Other Income( expense)	1	(10)	(42)	(11)
	(53)	(220)	(326)	(821)
LOSS BEFORE INCOME TAXES	$(2,483)	$(3,744)	$(7,468)	$(21,887)

PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(2,483)	$(3,744)	$(7,472)	$(21,891)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.04)	$(0.08)	$(0.13)	$(0.49)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	59,372	46,957	58,665	44,683

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,472)	$(21,891)

Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	156	332
Stock-based compensation for consulting and other services	2,679	3,019
Stock-based employee compensation	1,381	14,291
Stock based compensation for interest and registration penalties	—	314
Depreciation and amortization	199	251
Allowance for doubtful accounts	(123)	6
Changes in other items affecting operations:
Receivables	(42)	(719)
Inventories	(618)	466
Prepaid expenses and other assets	(450)	(71)
Other assets	(207)	—
Accounts payable	116	(98)
Accrued liabilities	(791)	391
Deferred revenue	(126)	(427)
Net cash used for operating activities	(5,298)	(4,136)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(236)	(20)
Proceeds from sale of equipment	176	—
Net cash provided by ( used for) investing activities	(60)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants, net of offering costs	—	1,640
Pay-off of Convertible debt	(431)	—
Re-issuance of convertible debt	475	—
Proceeds from short-term debt	1,917	1,185
Repayments of long-term debt	54	(90)
Net cash provided by (used for) financing activities	2,015	2,735

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,343)	(1,421)

CASH AND CASH EQUIVALENTS, beginning of period	4,339	2,160

CASH AND CASH EQUIVALENTS, end of period	$996	$739

See accompanying notes to condensed consolidated financial statements (unaudited)

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (our “2007 10-K”).

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants and convertible debt have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2008, these potentially dilutive securities include options for 12.3 million shares of common stock, warrants for 47.8 million shares of common stock and debt of $475,000 convertible into shares of common stock on November 8, 2008, the maturity date at 90% of the closing market price on that day.
As on November 13, 2008, the Company is in discussion with the note holder to either convert the note to equity or extend the maturity date of the debt.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis over the terms of the agreement. The Company has recognized approximately $10,700 and $114,700 of license revenue and other adjustments for the three and nine month periods ended September 30, 2008, resulting in an ending balance of $626,000.

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

The Company has provided a 6 month warranty for the Xebra® vehicles. At September 30, 2008, the Company has recorded a warranty liability for $144,000 for estimated repair costs, up from $94,000 at December 31, 2007.

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

Under the provisions of SFAS 123R, we recorded $ 536,000 of stock compensation, net of estimated forfeitures, in  general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2008 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended September 30, 2008
Expected Dividend yield	0%
Expected volatility	109.68-153.98
Risk-free interest rate	2.64-3.31%
Expected life (in years) from grant date	2.5 to 6.00
Exercise price	$0.50 to$1.26

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and six months ended September 30, 2008 was $0.84 and $0.97, respectively.  We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2007 through September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	11,276,000	$1.03	8.32
Options granted under the plan	104,000	$0.84	9.75	—
Options exercised	—	—	—	—
Options forfeited and expired	—	—	—	—
Outstanding March 31, 2008	11,380,000	$1.03	8.33
Options granted under the plan	72,000	$0.97	10.0	—
Options exercised	(38,100)	$0.29
Options forfeited and expired	(33,000)	—	—	—
Outstanding June 30, 2008	11,380,900	$1.03	8.39
Options granted under the plan	904,500	$0.78	10.0
Options exercised	(137,400)	$0.45
Options forfeited and expired	-	—	—	—
Outstanding September 30, 2008	12,148,000	$1.00	8.41

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2008, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). There were no options in the money at September 30, 2008.

As of September 30, 2008, total compensation cost of unvested employee stock options is $1.1 million. This cost is expected to be recognized through September 2011. We recorded no income tax benefits for stock-based compensation expense arrangements for the nine months ended September 30, 2008, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4   INVENTORIES, NET- Inventories at September 30, 2008 are summarized as follows (thousands):

Vehicles - conventional	$475
Advanced transportation vehicles	906
Parts and supplies	825
Finished goods	371
$2,577
Less - inventory reserve	$(522)
$2,055

NOTE 5    SHORT-TERM DEBT

As of September 30, 2008 the Company had borrowed $1.5 million on the note with maturity dates of December 2008 and January of 2009. The funds were used for inventory purchases. The Company is currently in discussions to extend the maturities until a later period In addition, the Company borrowed $410,000 from Portable Energy LLC which is due on demand. Thus, the total short-term notes payable at September 30, 2008 is $1,910,000. On November 10, 2008 the Company was advanced another $800,000 on the note which has a maturity date of March 11, 2009. The funds were also used to purchase inventory. Repayment of an Inventory Advance is due four (4) months after the date of such Advance. Repayment of a Working Capital Advance is due six (6) months after the date of such Advance. The repayment term maybe extended upon written request of the Company and at the Lender’s sole discretion.

NOTE 6    LONG-TERM DEBT

PROMISSORY NOTE

On July 30, 2008, ZAP (the “Company”) executed a Promissory Note for a $10 million credit line (the “Note”) and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the “Security Agreement”), both in favor of Al Yousuf LLC (the “Lender”). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also the Chairman of the Board of ZAP.

The following description is a summary of the material terms and conditions of both the Note and the Security Agreement.

The maximum principal loan under the Note is $10,000,000. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building which was held by an outside party. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. Other advances shall be for (i) the purposes of inventory from June 1, 2008 consistent with the currently applicable budget of the Company, as approved by its board of directors (an “Inventory Advance”) or (ii) general working capital to be used consistently with the Company’s budget (a “Working Capital Advance”). The interest rate shall accrue daily at a rate per annum equal to the greater of (i) one month LIBOR plus 3% per annum and (ii) eight percent (8.00%) per annum, commencing on the date of the Note.

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

LONG TERM LESS CURRENT PORTION SECURED CONVERTIBLE DEBT

On July 30, 2008 the Company was also advanced $1.7 million on the promissory note with Al Yousuf  to pay-off the existing secured note on the Company’s corporate headquarters building which was previously held by an outside party. The long-term Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. The note may be extended at the sole discretion of the lender. The interest rate shall accrue daily at a rate per annum equal to the greater of (i) one month LIBOR plus 3% per annum and (ii) eight percent (8.00%) per annum, commencing on the date of the Note.

SHORT-TERM CONVERTIBLE DEBT

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

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund ,LTD and Gemini Strategies, LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 common shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds necessary for the payment of $475,000 through a note payable to Al Yousuf LLC. Eqbal Al Yousuf, who is the Chairman of the Board of ZAP, is also the President of Al Yousuf LLC.

The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company November of 2008 in accordance with the terms of the note.  The price was agreed to be at 90% of the closing market price on the date selected for conversion. As on November 13, 2008, the Company is in discussion with the note holder to either convert the note to equity or extend the maturity date of the debt.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended September 30, 2008.

NOTE 8    SHAREHOLDERS’ EQUITY

 ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 9    RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $63,000 for both the nine months ended September 30, 2008 and 2007.

Financing provided to the Company by Al-Yousuf LLC

The company entered into various financing arrangements during the second and third quarter 2008 with The Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also the Chairman of the Board of ZAP.

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

During the third quarter of 2008, the Company had borrowed another  $1.5 million on the note with maturity dates of December 2008 and January of 2009. The funds were used for inventory purchases. The Company is currently in discussions to extend the maturities until a later period. On November 10, 2008 the Company was advanced $800,000 on the note which has a maturity date of March 11, 2009. The funds were also used to purchase inventory. The total advances on the note payable as of September 30, 2008 is $3.2 million. Thus as of November 13, 2008, the Company has drawn $4 million under the financing arrangement.

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund ,LTD and Gemini Strategies, LLC, the holders of the  8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds necessary for the payment of $475,000 through a note payable to Al Yousuf LLC. The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company November of 2008 in accordance with the terms of the note.  The price was agreed to be at 90% of the closing market price on the date selected for conversion. As on November 13,

2008, the Company is in discussion with the note holder to either convert the note to equity or extend the maturity date of the debt.

Sale of Portable Energy Product Line/Investment in Portable Energy LLC

We reported in our quarterly report as of March 31, 2008 filed on May 15, 2008, that we signed a draft agreement with Al-Yousuf LLC for the sale of our portable energy product line for $1,000,000 in exchange for a 50% ownership in a new company. However, no gain will be recognized on the transaction with Al-Yousuf LLC since no sale took place. There was a misunderstanding with Mr. Al-Yousuf our investor from Dubai  and Chairman of our Board of Directors. When the funds were received in June of 2008, Mr. Al-Yousuf  indicated that he was not buying 50 % of the portable energy product line from ZAP but rather purchasing a 50 % interest in the newly formed company called Portable Energy LLC. We transferred the assets of our Portable Energy Product Line at our historical cost of approximately $75,000 in June of 2008 to a newly formed company called  Portable Energy LLC in exchange for a 50% ownership interest. The $1 million in funds received June 13, 2008 from Al-Yousuf were also transferred to the new company in exchange for a 50 % interest for Al Yousuf.

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

In October of 2008, Mr. Lam resigned as a Director of ZAP, he had no disputes with the Company.

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

SEGMENT REPORTING

	Electronic
	Consumer
	Products and		Advanced
	Corporate	Car	Technology
	Expenses	Outlet	Vehicles	Totals
For the 3 months ended of September 30, 2008:

Net Sales	364	528	2,170	3,062
Gross profit (Loss)	(48)	156	262	370
				—
Net Income (Loss)	(2,589)	42	64	(2,483)
Total Assets	7,316	537	1,815	9,668

For the 3 months ended of September 30, 2007:

Net Sales	890	356	773	2,019
Gross profit (Loss)	193	77	273	543
				—
Net Income (Loss)	(3,897)	(24)	177	(3,744)
Total Assets	7,428	460	1,382	9,270

For the 9 months ended of September 30, 2008:

Net Sales	611	1,250	4,180	6,041
Gross profit (Loss)	(126)	181	632	687
				—
Net Income (Loss)	(7,279)	(146)	(43)	(7,468)
Total Assets	7,316	537	1,815	9,668

For the 9 months ended of September 30, 2007:

Net Sales	1,352	1,013	2,196	4,561
Gross profit (Loss)	265	195	353	813
				—
Net Income (Loss)	(21,725)	(129)	(33)	(21,887)
Total Assets	7,428	460	1,382	9,270

NOTE 11 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September 30, (in thousands)
	2008	2007
Cash paid during the period for interest	$—	$16
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Re-payment of 8% Senior debt	$431	$—

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

SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”) ; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet, ZAP Rental Outlet and RAP Group are not currently operating subsidiaries.

Recent Developments

Some of the noteworthy events for the Company that occurred during the third quarter of 2008 and through the date of this report are as follows:

1.
On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The Al-Yousuf group is a major investor of ours and the President of Al-Yousuf LLC, Mr. Eqbal Al-Yousuf is our Chairman of the Board. The financing arrangement allows for advances by ZAP over the next few years.

2.
We experienced record Third Quarter Electric Vehicle Shipments. In the quarter ended September 30, 2008, we shipped 240 Xebra vehicles as compared to 80 in the quarter ended September 30, 2007, or an increase of 160 vehicles.

3.
Work commenced at the site of an electric car factory in Franklin, Kentucky, according to officials for Integrity Automotive, to expand electric vehicle manufacturing in the USA for ZAP. The Kentucky Economic Development Finance Authority gave preliminary approval for $68 million in state incentives for a large-scale manufacturing initiative with Integrity.

4.	Zap’s South American arm, ZAP Latin America, began sales of Zap’s products in Uruguay and other South American and Latin American countries.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(87.9)	(73.1)	(88.6)	(82.2)
Operating expenses	(91.4)	(201.4)	(129.6)	(479.7)
Loss from operations	(79.3)	(174.5)	(118.2)	(461.9)
Net loss	(81.0)	(185.4)	(123.7)	(480.0)

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Net sales for the quarter ended September 30, 2008 were $3.1 million compared to $2 million for the period ended September 30, 2007.

Our third quarter sales of Advanced Technology vehicles such as the Xebra, our three wheeled electric car and Zapino, a full size electric road scooter increased from $773,000 in 2007 to $2.1 million in 2008. The primary reason is greater consumer demand due growing EV awareness and a larger number of dealers carrying our products.

We experienced an increase in retail sales by our car lot in the third quarter of $172,000 from $356,000 in 2007 to $528,000. Increase was due to a better mix of energy efficient cars and lower cost car models. In our Consumer Product segment third quarter sales increased from $156,000 in 2007 to $242,000 in 2008. The increase was due to sales of our new model of the ZAPPY PRO in 2008.

Gross profit decreased by $173,000 from $543,000 for the third quarter ended September 30, 2007 to $370,000 for the quarter ended September 30, 2008.

The third quarter gross profits for our Advanced Technology vehicles were approximately $262,000 for 2008 and $273,000 for 2007. The gross profit percentage decreased from 35% in third quarter of 2007 to 12% in 2008. The reason for the decrease was start up production issues for the new metal Xebra electric vehicles and upgrades to the Zapino which required additional labor post production.

The Consumer Products segment experienced a decrease in gross profits in the third quarter from $195,000 in 2007 to a gross loss of $64,000 in 2008. The primary reason for the decrease was due to the deletion of portable sales with higher margins in third quarter of 2008 to a new company due to competition in the market place.

The gross profits in the third quarter for our car lot sales increased from $77,000 or 22% of sales in 2007 to $156,000 or 29% of sales in 2008. The higher profits are due to the mix of vehicle models sold during the quarter.

Sales and marketing expenses decreased by $81,000 from $519,000 for the quarter ended September 30, 2007 to $438,000 in 2008.  As a percentage of sales it represents a decrease from 25% to 14%.  The decrease was due less use of outside consultants used to promote the sales efforts and a decrease in trade show attendance.

General and administrative expenses decreased by $1.3 million from $3.5million for the quarter ended September 30, 2007 to $2.2 million in 2008. The reason for the decrease was due to less expenditures for consulting and professional fees. Also the expense for stock options was less in the 2008 quarter since 2007 expenses included some one time grants to key employees.

Research and development expenses increased by $112,000 from $23,000 in 2007 to $135,000. The primary reason for the increase was expenses incurred in the new ATV, ZAP Dude, in the final development of a  four (4)wheel product line, a line of low cost wheel motors and to build a full scale model of our new vehicle, the ZAP-Alias. This vehicle will be a production-ready all electric highway vehicle.

Interest expense, net decreased from an expense of $210,000 in third quarter 2007 to $55,000 in third quarter of 2008. The decrease was due to lower interest bearing balances on the 8% senior convertible debt.

Other income (expense), net increased from an expense of $10,000 for the third quarter of 2007 to other income of $2,000 in the third quarter of 2008.

Net Loss for the quarter ended September 30, 2008 was $2.5 million compared to a net loss of $3.7 million for period ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net sales for the nine months ended September 30, 2008, were $6 million compared to $4.5 million for the nine months ended September 30 in the prior year. Sales in the Advanced Technology segment increased from $2.2 million in 2007 to $4.2 million in 2008 primarily due to greater demand. With the high price of gasoline in the U.S. many consumers are seeking alternatives such as electric vehicles both our Xebra electric vehicle and our Zapino a full-size electric scooter.

We experienced a decrease of $243,000 in sales of consumer products from $543,000 in 2007 to $300,000 in 2008. Our main consumer product the ZAPPY3 electric scooter was not available in 2008 since our previous manufacturer experienced financial difficulties in early 2008 and we switched to a new contractor but did not receive new products until June 2008.

Sales in our Portable Energy segment decreased from $800,000 in 2007 to $173,000 in 2008. The primary reason for the decrease was the transfer in June of 2008of this product line to a new company, Portable Energy LLC in exchange for a 50% interest and a new product mix

Our retail car lot experienced a slight increase in sales from $1,012,000 in 2007 to $1,250,000 in 2008. However, the overall U.S. market for retail cars remains sluggish due to the tight economy.

Gross profit was $687,000 for the nine months ended September 30, 2008 compared to 813,000 for the nine months ended September 30, 2007 resulting in a decrease of $207,000.

In our Advanced Technology segment our gross profit increased from $353,000 in 2007 to $632,000 in 2008 or 16% of sales for both years. The increase was due to greater units sold from 60 vehicles in 2007 to 160 in 2008.

In our Consumer Products segment we experienced a decrease of $416,000 in gross profit from $265,000 in 2007 to a gross loss of $126,000 in 2008. As per above we did not have product available in 2008 but still incurred fixed expenses for labor, rents etc.

Gross profits in our retail car lot decreased from $195,000 or 19% of sales to $181,000 or 14 % of sales in 2008. This reflects lower margins on car sales due to the tight economy.

Sales and marketing expenses in the first nine months of 2008 increased by $86,000 from $1.1 million in 2007 to $1.2 million in 2008. The increase was due to higher salaries with more personnel in the function and outside consultants used to promote the sales efforts.

General and administrative expenses for the nine months ended September 30, 2008 decreased by $14.2 million from $20.3 million in 2007 to $6.1 million in 2008.  The primary reason for the decrease was due to the 2007 one-time non-cash expense of $12 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted.

Research and development expenses increased by $44,000 from $412,000 in 2007 to $456,000 in 2008.
The higher expenses were due additional costs to build a full scale model of our new vehicle, the ZAP-Alias. This vehicle will be a production-ready all electric highway vehicle. We also incurred expenses to develop a heavy duty ATV for ZAP in the USA market and a four wheeled electric truck.

Interest expense, net decreased by $526,000 from an interest expense of  $810,000 for the first nine months of 2007 to interest expense of $284,000 in the nine months ended September 30, 2008. The decrease was due to less interest and penalties paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

Other expense increased from $11,000 for the nine months ended September 30, 2007 to $42,000 in the first nine months of 2008. The main reason for the increase was our donation of $25,000 to the Red Cross for China earthquake relief.

Net Loss was $7.5 million for the nine months ended September 30, 2008 as compared to a net loss of $21.9 million for period ended September 30, 2007. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees, as well as stock-based compensation expense due to the adoption of SFAS 123R.

Liquidity and Capital Resources

In the first nine months of 2008 net cash used for operating activities was $5.3 million. Cash used in the first nine months of 2008 was comprised of the net loss incurred for the first nine months of $7.3 million plus net non-cash expenses of $4.2 million and the net decrease of $2.1 million in operating assets and liabilities. In the first nine months of 2007, the Company used cash for operations of $4.1 million was comprised of the net loss of $22.9 million plus net non-cash expenses of $18.2 million, and the net change in operating assets and liabilities of $458,000.

Investing activities used cash of $60,000 in the first nine months ended September 30, 2008 compared with a use of cash of $20,000 in 2007.

Financing activities for the first nine months ended September 30, 2008 provided cash of $2 million compared with investing activities providing cash of $2.7 million in 2007. In 2007, we issued senior convertible debt and stock and warrants to generate cash. In 2008 we borrowed $2.9 million in advances from the credit facility and from another related Company.

The Company had cash of $996,000 million at September 30, 2008 as compared to $ 739,000 at September 30, 2007. The Company had working capital of $235,000 and a working capital deficit of $1.5 million for the periods ended September 30, 2008 and 2007 respectively.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at September 30, 2008 and 2007, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Today, ZAP is continuing its focus as one of the pioneers of advanced transportation technologies and leveraging its place in the market as a magnet for new technologies. The Company believes there is a growing and underrepresented market for fuel efficient transportation vehicles and we are capitalizing on the opportunities enhanced by heightened environmental awareness, climate changes and economic pressures. The technology is available to deliver transportation solutions that are practical and affordable. With our products such as the XEBRA and ZAPPY 3, ZAP is already delivering such solutions to the market. Our goal is to become one of the largest and most complete brand and distribution portals in the United States for advanced technology vehicles and 100% plug-in electrics.

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

PRODUCT SUMMARY

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph. Within the next twelve to thirty-six months, we hope to have distribution agreements in place with vehicle manufacturers whose products fit ZAP’s mission. To distribute our product to end consumers and fleets, we have established more than 50 licensed automotive dealers and intend to grow this base significantly over the next several years.

In 2006, ZAP Automotive introduced the following automobile products:

o	the 100% electric XEBRA sedan with an MSRP of approximately$11,000;

o	the 100% electric XEBRA utility vehicle truck with an MSRP of approximately $12,000; and

In 2007, ZAP Automotive introduced a new electric scooter, the ZAPINO, with an advanced 3,000 watt brushless DC hub motor, perfect for city commuting and able to reach speeds of 30 MPH with an MSRP of $3,500.

Our future offerings that are currently in the developmental stage include:

o	The ZAP Alias, which has a target price of $32,500 per vehicle and an estimated range of 100 miles per charge. This vehicle launch date is for 2009.

o	The ZAP Truck XL, which is a low speed 4 wheel utility truck and having a MSRP of approximately $14,900, scheduled for launch in the 4th quarter, 2009.

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

We are working closely with our manufacturing partner to continually upgrade the XEBRA, adding features while balancing the goal of maintaining an affordable price level. We are in the process of looking into incorporating options to enhance the consumer’s experience, including providing lithium battery packs for additional (up to 100 mile) range.   Solar options were introduced in the current quarter for true Zero Air Pollution.

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

XEBRA PK (ZAPTRUCK(R))

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

LOTUS

In 2007, we announced and entered into a development and feasibility contract with Lotus Engineering to develop an electric all-wheel drive crossover high performance vehicle for the U.S. market. A combination of the lightweight aluminum vehicle architecture, a new efficient drive and advanced battery management systems is intended to enable a range of up to 350 miles between charges.  An auxiliary power unit is planned to support longer distance journeys.

The ZAP-X is proposed to be powered by revolutionary in-hub electric motors, delivering 644 horsepower in all wheel drive mode, theoretically capable of powering the ZAP-X to a potential top speed of 155mph. A new, strong, lightweight and highly efficient structure based on the Lotus technology is projected to give the car a very attractive power-to-weight ratio. We are in the midst of the development plan for the ZAP-X and seeking a manufacturing partner.

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected fourth quarter 2009.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable. In 2008, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe; (2) a high performance highway all electric vehicle and (3) electric trucks.

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

The ZAPPY 3 Personal Transporters

Seaway’s highly publicized “human transporter to change the world” unearthed a growing need for a “scooter for adults,” better known as personal electric transportation. The Company responded to this demand by designing the ZAPPY3. Unlike the Segway, the ZAPPY3’s 3-wheeled vehicle design provides stability and maneuverability allowing just about anyone to ride this vehicle without training. It has a top speed of 15 mph, and the Pro has the farthest range of any personal transporter available today at 25 miles range per charge.

The Company initially thought that the ZAPPY3 would be great for the consumer market. Over the past year, the Company has revisited its sales strategy and come to recognize that the largest market opportunities are in the industrial and commercial applications. The Company’s primary sales channels are now more clearly defined as security, sporting goods and material handling.

With the increased emphasis on homeland security, there are several product competitors in the security and police market segment. Segway, the most well known, can be found in select police departments and airports and sells for about $5,500. American Chariot, which is a chariot-like transporter, has entered the market selling between $1,500 to $2,500. Newest to the security transporter business is T3Motion, which is built like a small tank and priced at up to $8,000. The ZAPPY3 meets the need of a majority of the security transportation needs and with a selling price range of $530 to $900, depending on the model purchased, which we believe is the most economical of all offerings.

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

We incurred net losses of $7.5 million, $28 million, $11.9 million, for the nine months  ended September 30, 2008 and the years ended December 31, 2007, 2006 respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys’ fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On

February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants’ third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008.  In its tentative ruling, the Court ruled in ZAP and Voltage Vehicles’ favor and granted Rajun Cajun leave to file a Second Amended Cross-Complaint.  The Second Amended Cross-complaint seeks general damages in an amount in excess of $50,000, damages for Cross-plaintiffs’ lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $50,000 for Cross-complainants’ mental pain, a sum in excess of $50,000 for willful and wanton misconduct, and such other and further relief the court may deem just and equitable.  On September 16, 2008 ZAP and Voltage Vehicles filed a demurrer to the Second Amended Cross-complaint.  The hearing on Zap and Voltage Vehicle’s demurrer to the Second Amended Cross-complaint is set for November 19, 2008.  A Settlement Conference is set for March 25, 2009 and Trial Call is set for April 24, 2009.  In the meantime, discovery is ongoing.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma.  CIT Communications Finance Corporation (“CIT”) has served ZAP with a complaint, an application for writ of possession, and an application for writ of attachment. CIT’s complaint and its applications for the two writs are based on three telephone equipment leases CIT alleges it has with ZAP, through predecessors in interest.  The Complaint includes five causes of action:  (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment.  For each of those claims, CIT alleges that ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases.  CIT is now seeking both return of the equipment and a monetary award covering amounts owed under the leases.  More particularly, for its breach of contract claim, CIT is seeking recovery of $108,967.26 allegedly owed on the leases.   On its recovery of personal property claim, CIT is seeking either return of all the leased equipment or a monetary damages to cover the value of the leased equipment.  On the conversion claim, CIT is seeking general damages for ZAP’s continued possession and use of the equipment, as well as punitive damages based on a claim that ZAP’s actions were malicious, willful, and oppressive.  On its quantum valebant and quantum meruit claims, CIT is seeking general damages for the value of ZAP’s continued use and possession of the equipment since June 24, 2002.  CIT is also seeking reimbursement of all of its attorneys’ fees and costs of suit, as well as any additional legal and equitable relief that the court may deem proper.  ZAP’s Answer to the Complaint was filed on April 24, 2008.  CIT has also applied for both a writ of possession, seeking return of all of the leased equipment, and a writ of attachment, seeking attachment of $122,588.26 against ZAP.  The hearing on CIT’s writ applications was held on June 3, 2008.  At that hearing, the Court denied CIT’s application for writ of attachment, finding that CIT had not proven, based on the record to date, that it was more likely than not to prevail at trial on its breach of contract cause of action against ZAP.  The Court did, however, grant CIT’s application for writ of possession, finding no dispute between the parties regarding ZAP’s willingness to give to CIT all components of the at-issue telephone equipment still in ZAP’s possession.  Given ZAP’s multiple offers to date to cooperate in returning any such equipment, the Court refused CIT’s demand that ZAP be required to post a bond to support the writ of possession.  The writ of possession was issued on June 17, 2008, but, to date, ZAP is unaware of any action by CIT to enforce that writ.  On June 20, 2008, ZAP sent CIT an Offer to Compromise, offering to settle the matter with ZAP’s payment to CIT of $2,500, inclusive of attorneys’ fees and costs to date.  CIT has not responded to that offer. A Case Management Conference was held on September 25, 2008, at which time the Court set a trial date for May 1, 2009, and also ordered the parties to mediation.  ZAP and CIT are presently attempting to schedule that mediation.  In the meantime, CIT has served written discovery on ZAP, and ZAP’s responses to that discovery is due November 12, 2008.  ZAP is in the process of preparing written discovery requests and will be serving same on CIT shortly.  The next Case Management Conference is schedule for December 4, 2008. We intend to vigorously defend ourselves against these claims and believe that we have adequately provided in our financial statements for this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended September 30, 2008 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On  August 14, 2008, the Company issued 3,750 shares of common stock for professional services valued at $2,925 and 32,051 shares  for R&D purposes valued at $25,000.

On September 10, 2008, the Company issued 12,246 shares for an asset purchase valued at $7,960.

On  September 11, 2008 the Company issued 127,119 shares valued at $75,000 for asset purchases and 55,909 shares valued at $30,750 to settle an obligation of the Company.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

2.1	Approved Second Amended Plan of Reorganization, dated as June 20, 2002. (5)

3.1	Amended and Restated Articles of Incorporation. (4)

3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (14)

4.1	Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)

4.2	Form of Series B common stock purchase warrant of the Company. (14)

4.3	Form of Series K common stock purchase warrant of the Company. (14)

10.1	Settlement Agreement between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)

10.3	2004 Consultant Stock Plan. (7)

10.4	Convertible Promissory Note, dated April 26, 2004, issued to Banks Living Trust. (1)

10.5	Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP. (3)

10.6	Promissory Note $2,000,000 - Atocha Land LLC and ZAP. (3)

10.7	Warrant Agreement dated April 26, 2004, issued to Banks Living Trust. (1)

10.8	Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.9	Registration Rights Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.10	Form of Common Stock Purchase Warrant between ZAP and Fusion Capital Fund II, LLC (6)

10.11	Agreement for Consulting Services with Evan Rapoport dated January 8, 2004. (1)

10.12	Asset Purchase Agreement dated April 12, 2004 with Jeffrey Banks for purchase of various autos (1)

10.13	Agreement for Private Placement Investment received dated April 14, 2004 with Phi-Nest Fund LLP (1)

10.14	Consulting Agreement dated April 21, 2004 with Elexis International (1)

10.15	Consulting Agreement dated April 21, 2004 with Sunshine 511 Holdings (1)

10.16	Definitive Stock Agreement dated October 25, 2004 with Smart-Automobile, LLC (2)

10.17	Master Distribution Agreement between Apollo Energy Systems, Inc. and Voltage Vehicles Corporation, a subsidiary of ZAP. (8)

10.18	ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 Million Floor Plan Line of Credit for Qualified ZAP Dealers (9)

10.19	Exclusive Purchase, License and Supply Agreement between Smart Automobile, LLC and ZAP. (10)

10.20	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (14)

10.21	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (14)

10.22	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable (14)

10.23	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (14)

10.24	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (14)

10.25	Common Stock Purchase Agreement between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.26	Form of Common Stock Purchase Warrant between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.27	Common Stock Purchase Agreement between ZAP and Lazarus Investment Partners LLP (14)

10.28	Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)

10.29	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)

10.30	Financing Agreement between ZAP and Surge Capital II, LLC (12)

10.31	Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)

10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (15)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (16)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)

10.39	ZAP Guarantee (18)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41	Joint Venture Negotiations dated September 21, 2006 (20)

10.42	Security Purchase Agreement between ZAP and Certain Institutional Investors (21)

10.43	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)

10.44	Form of Convertible

10.45	Form of Warrant

10.46	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles

10.47	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system

10.48	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus

10.49	Form SB-2 Registration of Common Stock incorporated by reference to SEC filing on September 24, 2007 effective on October 2, 2007.

10.50	Settlement and Mutual Release Agreement with Gemini Master Fund, LTD and Gemini Strategies, LLC dated May 7, 2008.(22)

10.51	Note Purchase Agreement with Al Yousuf dated May 8 ,2008.(22)

10.52
Promissory Note in favor of AlYousuf LLC,dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008.(23)

21.1	List of subsidiaries. (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

(1)	Previously Filed as an exhibit to the Registrant’s Form 8-K for the quarter ended March 31, 2004 and incorporated by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K of November 6, 2004 and incorporated by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.
(4)	Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K of October 20, 2002 and incorporated by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.
(7)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117560) on July 22, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10QSB for the period ended September 30, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on July 20, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on December 11, 2006 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 26, 2007and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the period ended March 31, 2008 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on August 5, 2008and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated: November 13, 2008	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated: November 13, 2008	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)