Form 10-K
period 2008-12-31
ZAP
filed 2009-03-31
CIK 1024628

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2008

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ________________

                         Commission file number 0-303000

                                       ZAP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                            94-3210624
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

501 Fourth Street, Santa Rosa California                            95401
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number                                      (707) 525-8658

Securities registered under Section 12(b) of the Exchange Act:


Common Stock, no par value                                 OTC BB
------------------------------                 ---------------------------------
Title of Each Class                            Name Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act: None

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                      Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                               Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                Accelerated filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2).                                         Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of March 27, 2009 was $3,240,000.

There were a total of 70,010,606 shares of the Registrant's Common Stock outstanding as of March 27, 2009.
================================================================================

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
--------------------------------------------------------------------------------

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS.............................................  4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 14

ITEM 3.  LEGAL PROCEEDINGS................................................... 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 16




PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ................... 17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 18

ITEM 8.  FINANCIAL STATEMENTS................................................ 24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................. 45

ITEM 9A. CONTROLS AND PROCEDURES............................................. 45

ITEM 9B. OTHER INFORMATION................................................... 46


PART III
-------


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT .............. 46

ITEM 11. EXECUTIVE COMPENSATION ............................................. 49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS ...................................... 52



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 54

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................. 55

ITEM 15. EXHIBITS............................................................ 56

                                     PART 1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT OF FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

    o WHETHER THE ALTERNATIVE ENERGY AND ALTERNATE FUEL VEHICLE MARKET FOR OUR PRODUCTS CONTINUES TO GROW AND, IF IT DOES, THE PACE AT WHICH IT MAY GROW;

    o OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES,

    o OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR
      OURPRODUCTS;

    o OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;

    o OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;

    o OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING MARKET FOR ELECTRIC AND FUEL-EFFICIENT VEHICLES;

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

In this annual report on Form 10-K the terms "ZAP," "Company," "we," "us" and "our" refer to ZAP and its subsidiaries.

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

SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company ("Voltage Vehicles"), ZAP Rental Outlet, a Nevada company ("ZAP Rentals"), ZAP Stores, Inc., a California company ("ZAP Stores"), ZAP Manufacturing, Inc., a Nevada company ("ZAP Manufacturing") and ZAP World Outlet, Inc., a California company ("ZAP World") ; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet, ZAP Rental Outlet and RAP Group are not currently operating subsidiaries.

BUSINESS DEVELOPMENT


Founded in 1994, ZAP has invented, designed, manufactured, and marketed numerous innovative products since the Company's inception. In 1995, ZAP began marketing electric transportation on the Internet through our website, www.zapworld.com. ZAP has been a pioneer in developing and marketing electric vehicles such as a zero-emission ZAP(R) electric bicycle, ZAP Power System, which adapts to most bicycles, and the ZAPPY(R) folding electric scooter. From 1996 through 1998, we continued to add to our product line; in 1999, ZAP added electric motorbikes; in 2001, it added electric dive scooters; in 2003, ZAP announced its first electric automobiles, including the first-ever production electric automobile imported from its manufacturing partner in China; in 2004 ZAP introduced electric all-terrain vehicles and the fuel-efficient Smart Car; and in 2006 ZAP introduced pure plug-in cars and trucks, capable of running on electricity. To date, we have delivered more than 100,000 electric vehicles and consumer products to customers in more than 75 countries, which we believe establishes us as one of the leaders in the alternative transportation marketplace.

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

PRODUCT SUMMARY

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE
--------------

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph. Within the next twelve to thirty-six months, we hope to have distribution agreements in place with vehicle manufacturers whose products fit ZAP's mission. To distribute our product to end consumers and fleets, we have established more than 50 licensed automotive dealers and intend to grow this base significantly over the next several years.

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

In 2008, ZAP Automotive introduced the ZAP truck XL and ZAPVAN Shuttle, two low speed vehicles with MSRP of $14,500 and $14,700, respectively.

Our future offerings that are currently in the developmental stage include:

    o The ZAP Alias, which has a target price of $35,000 to $45,000 per vehicle and an estimated range of 100 miles per charge. This vehicle launch date is for late 2009.

We are also in discussions with other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-six months for other vehicle platforms.

XEBRA

We believe that XEBRA is one of the only series production electric vehicle in the United States that can legally travel faster than 25 mph. The car's suggested retail price of $11,700 is significantly less expensive than most of its competitors, some of which cost more than $100,000 and are not yet widely available today. XEBRA has three wheels and is being imported as a motor-driven cycle, yet, unlike most other motor-driven cycles, the XEBRA is enclosed with windows and a roof, affording it protection from inclement weather.

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

We are also developing an all electric sport vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected late in 2009.

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

Our current product offerings include:

    o Three-wheeled personal transporters (ZAPPY3, ZAPPY3 Pro, ZAPPY3 EZ);

    o Off-road vehicles (electric quads and motorcycles); and

The ZAPPY 3 Personal Transporters

Segway's highly publicized "human transporter to change the world" unearthed a growing need for a "scooter for adults," better known as personal electric transportation. The Company responded to this demand by designing the ZAPPY3. Unlike the Segway, the ZAPPY3's 3-wheeled vehicle design provides stability and maneuverability allowing just about anyone to ride this vehicle without training. It has a top speed of 15 mph, and the Pro has the farthest range of any personal transporter available today at up to 25 miles range per charge.

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

The ZAPPY3 retail focus has continued in 2008. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

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

We entered the electric ATV market in 2006 with our ZAP Buzz mini ATV. The Buzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. In the 1st quarter of 2007, we introduced the 800 watt "mid size" ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We launched a heavy duty ATV, the ZAP Dude in the 3rd quarter 2008 with product features and styling comparable to existing gas-models. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

RISK FACTORS

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of ZAP's common stock.

We incurred net losses of $9.8 million, $28 million, $11.9 million, for the years ended December 31, 2008, 2007 and 2006 respectively. We can give no assurance that we will be able to operate profitably in the future.

WE FACE INTENSE COMPETITION WHICH COULD CAUSE US TO LOSE MARKET SHARE.

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including GM, Honda, Toyota, and Chrysler, who have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do. Each of these companies is currently working to develop, market, and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop, maintain, and extend our current technology and market position.

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

THE LOSS OF CERTAIN KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS.

The Company's performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer or Mr. Starr, our founder, who is also head of our R&D efforts, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2013.

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

SEASONALITY AND QUARTERLY RESULTS
The Company's business is subject to seasonal influences for consumer products. Sales volumes in this industry typically slow down during the winter months, November to March in the U.S. The Company's auto distribution network is affected by the availability of cars ready to sell to dealers.

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

LICENSES, PATENTS AND TRADEMARKS

We have the following patents covering our electric vehicles:

------------------------ ------------- -----------------------------------------
United States Patent       Date                          Subject
------------------------ ------------- -----------------------------------------
Patent No. 5,491,390     2/13/1996     Electric motor power system for bicycles,
                                       tricycles, and scooters
------------------------ ------------- -----------------------------------------
Patent No. 5,671,821     9/30/1997     Electric motor system
------------------------ ------------- -----------------------------------------
Patent No. 5,848,660     12/15/1998    Portable Collapsible Scooter (ZAPPY)
------------------------ ------------- -----------------------------------------
Patent No. 5,634,423     6/3/1997      Personal Submersible Marine Vehicle
------------------------ ------------- -----------------------------------------
Patent No. 5,423,278     6/13/1995     Submersible Marine Vessel
------------------------ ------------- -----------------------------------------
Patent No. 5,303,666     4/19/1994     Submersible Marine Vessel
------------------------ ------------- -----------------------------------------
Patent No. 6,748,894     6/15/2004     Submersible Marine Vessel (sea scooter)
------------------------ ------------- -----------------------------------------
Patent No. 6,588,528     7/8/2003      Electric Vehicle Drive System
------------------------ ------------- -----------------------------------------
Patent No. 5,842,535     12/1/1998     Electric Drive Assembly for Bicycles
------------------------ ------------- -----------------------------------------
Patent No. 6,050,357     4/18/2000     Powered Skateboard
------------------------ ------------- -----------------------------------------
Patent No. 6,059,062     5/9/2000      Powered Roller Skates
------------------------ ------------- -----------------------------------------
Patent No. 5,735,361     4/7/1998      Dual-Pole Personal Towing Vehicle
------------------------ ------------- -----------------------------------------
Patent No. 5,913,373     6/22/1999     Dual-Pole Dual-Wheel Personal Towing
                                       Vehicle
------------------------ ------------- -----------------------------------------
Patent No. DS40400       Pending       Three-Wheeled Vehicle (ZAPPY 3 Scooter)
------------------------ ------------- -----------------------------------------
Patent No. D433,718      11/14/2000    Portable Collapsible Scooter (ZAPPY)
------------------------ ------------- -----------------------------------------
Patent No. D347,418      5/31/1994     Scuba Scooter
------------------------ ------------- -----------------------------------------
Patent No. D359,022      6/6/1995      Scuba Scooter
------------------------ ------------- -----------------------------------------

We have the following trademarks covering our electric vehicles:

------------------------ --------------------- ---------------------------------
United States Trademark                                   Subject
------------------------ --------------------- ---------------------------------
Trademark No. 2759913                          Cap'n Billy's Wiz-Bang and design
------------------------ --------------------- ---------------------------------
Trademark No. 2240270                          Electricruizer
------------------------ --------------------- ---------------------------------
Trademark No. 2534197                          ETC Express
------------------------ --------------------- ---------------------------------
Trademark No. 2878219                          ETC Traveler
------------------------ --------------------- ---------------------------------
Trademark No. 2248753                          Powerbike
------------------------ --------------------- ---------------------------------
Trademark No. 2224640                          Powerski
------------------------ --------------------- ---------------------------------

------------------------ --------------------- ---------------------------------
Trademark No. 2329466                          The Future is Electric
------------------------ --------------------- ---------------------------------
Trademark No. 1794866                          ZAP
------------------------ --------------------- ---------------------------------
Trademark No. 2912329                          ZAP Car
------------------------ --------------------- ---------------------------------
Trademark No. 2335090                          ZAP Electric Vehicle Outlet
------------------------ --------------------- ---------------------------------
Trademark No. 2885816                          ZAP Seascooter
------------------------ --------------------- ---------------------------------
Trademark No. 2330894                          ZAPPY
------------------------ --------------------- ---------------------------------
Trademark No. 2371240                          Zapworld.com
------------------------ --------------------- ---------------------------------
Trademark No. 2320346                          Zero Air Pollution
------------------------ --------------------- ---------------------------------
Trademark No. 2689203                          Swimmy
------------------------ --------------------- ---------------------------------

BACKLOG

As of March 27, 2009, the Company has over $2 million in backlog orders from auto-dealer purchase contracts for Xebra(TM)Electric vehicles. We anticipate shipping these units from on hand inventory and future shipments. ZAP has a ready supply of Xebras from our China manufacturer. The backlog for our consumer products on the same date was $18,000. We anticipate shipping the consumer products throughout the year of 2009.

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

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda and Toyota, who have more significant financial resources, established market positions, longstanding relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution and other resources than we do. Each of these companies is currently working to develop, market and sell advanced technology vehicles in the United States market. The resources available to our competitors to develop new products and introduce them into the market place exceed the resources currently available to our Company. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter. We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP portable energy line. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution or marketing to develop, maintain and extend our current technology and market position.

EMPLOYEES

As of March 30, 2009, the Company had a total of 48 employees. We have employment agreements with the following: Mr. Schneider (Chief Executive Officer and Director), Mr. Starr (Head of R&D), until 2013, Mr. Hartman (Chief Financial Officer) until August 2009 with annual extensions and Mr. Kazzaz (Chief Operating Officer) until 2010. We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

ITEM 2.   DESCRIPTION OF PROPERTY.

                The chart below contains a summary of our principal facilities

Location                       Use                      Square Feet      Rent
------------------------       ----------------------   -----------    -------

501 Fourth Street, SR          Corporate Headquarters   20,000         $  - (1)
9 th Street,SR                 Warehousing              58,700         $ 14,109

3362 &3405 Fulton Road, SR     Office, Automobile Lot   21,780         $  7,000
44720 Main Street,Mendocino    Retail Outlet             5,500         $     -


    (1) The building debt is due to Al Yousuf LLC, whose president is the Chairman of the Board of ZAP, with a scheduled maturity on February 28, 2010. The loan may be extended by mutual agreement between the parties.

The Company purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is in downtown Santa Rosa. Over the years it was updated and remodeled by previous owners and the Company. The Company has renovated the building during its ownership with new carpets, paint and remodeled to include a new showroom and conference room. The building and contents are adequately insured in the opinion of management. The Company occupies more than 90 percent of the building. The property tax rate is set at 1 percent per year of the assessed value of $3.1 million. The building is being depreciated over a 30 year useful life. The Company purchased the Mendocino California property in May 2005 which is currently being used as a retail outlet. The net book value of our real estate holdings at December 31, 2008 was approximately $3.7 million.

The rest of our facilities are rented or leased. The properties located at 3362 and 3405 Fulton Road are rented on a month-by-month basis from ZAP's Chief Executive Officer. The Company plans to continue to rent properties based on the Company's needs. The Company believes these properties are adequate for the Company's foreseeable needs.

It is management's opinion that our insurance policies cover all insurance requirements of the landlords. We own the basic tools, machinery and equipment necessary for the conduct of our repairs, our minimal research and development, and vehicle prototyping activities. We believe that the above facilities are generally adequate for present operations. At present, the manufacturing for the Company is being contracted out.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company has estimated the amount of potential exposure, if any, it may have with respect to litigation claims and assessments.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys' fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants' third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008. In its tentative ruling, the Court ruled in ZAP and Voltage Vehicles' favor and granted Rajun Cajun leave to file a Second Amended Cross-Complaint. The Second Amended Cross-complaint seeks general damages in an amount in excess of $50,000, damages for Cross-plaintiffs' lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $50,000 for Cross-complainants' mental pain, a sum in excess of $50,000 for willful and wanton misconduct, and such other and further relief the court may deem just and equitable. On September 16, 2008 ZAP and Voltage Vehicles filed a demurrer to the Second Amended Cross-complaint. The hearing on Zap and Voltage Vehicle's demurrer to the Second Amended Cross-complaint is set for November 19, 2008. A Settlement Conference is set for March 25, 2009 and Trial Call is set for April 24, 2009. In the meantime, discovery is ongoing.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma. CIT Communications Finance Corporation ("CIT") has served ZAP with a complaint, an application for writ of possession, and an application for writ of attachment. CIT's complaint and its applications for the two writs are based on three telephone equipment leases CIT alleges it has with ZAP, through predecessors in interest. The Complaint includes five causes of action: (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment. For each of those claims, CIT alleges that ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases. CIT is now seeking both return of the equipment and a monetary award covering amounts owed under the leases. More particularly, for its breach of contract claim, CIT is seeking recovery of $108,967.26 allegedly owed on the leases. On its recovery of personal property claim, CIT is seeking either return of all the leased equipment or a monetary damages to cover the value of the leased equipment. On the conversion claim, CIT is seeking general damages for ZAP's continued possession and use of the equipment, as well as punitive damages based on a claim that ZAP's actions were malicious, willful, and oppressive. On its quantum valebant and quantum meruit claims, CIT is seeking general damages for the value of ZAP's continued use and possession of the equipment since June 24, 2002. CIT is also seeking reimbursement of all of its attorneys' fees and costs of suit, as well as any additional legal and equitable relief that the court may deem proper. ZAP's Answer to the Complaint was filed on April 24, 2008. CIT has also applied for both a writ of possession, seeking return of all of the leased equipment, and a writ of attachment, seeking attachment of $122,588.26 against ZAP. The hearing on CIT's writ applications was held on June 3, 2008. At that hearing, the Court denied CIT's application for writ of attachment, finding that CIT had not proven, based on the record to date, that it was more likely than not to prevail at trial on its breach of contract cause of action against ZAP. The Court did, however, grant CIT's application for writ of possession, finding no dispute between the parties regarding ZAP's willingness to give to CIT all components of the at-issue telephone equipment still in ZAP's possession. Given ZAP's multiple offers to date to cooperate in returning any such equipment, the Court refused CIT's demand that ZAP be required to post a bond to support the writ of possession. The writ of possession was issued on June 17, 2008, but, to date, ZAP is unaware of any action by CIT to enforce that writ. On June 20, 2008, ZAP sent CIT an Offer to Compromise, offering to settle the matter with ZAP's payment to CIT of $2,500, inclusive of attorneys' fees and costs to date. CIT has rejected that offer. On February 11, 2009, ZAP filed a motion for summary judgment or, in the alternative, summary adjudication. CIT's opposition to that motion is due March 24, 2009, and the hearing on that motion is scheduled for April 7, 2009. In the meantime, ZAP and CIT attended a telephonic mediation on February 13, 2009, but the parties were unable to reach a settlement. The parties then attended a mandatory settlement conference on March 16, 2009, but were again unable to reach a settlement. Trial in this matter is scheduled for May 1, 2009. Discovery is ongoing. We intend to vigorously defend ourselves against these claims and believe that we have adequately provided in our financial statements for this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of security holders during our annual meeting of shareholders held on November 29, 2008.

--------------------------------------------------------------------------------
To elect Steven Schneider to serve until the next annual meeting and until their successors are elected and qualified.
--------------------------------------------------------------------------------
         FOR                        WITHHELD                       ABSTAIN
--------------------------------------------------------------------------------
     33,162,994                      848,818                          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
To elect Gary Starr to serve until the next annual meeting and until their successors are elected and qualified.
--------------------------------------------------------------------------------
         FOR                        WITHHELD                       ABSTAIN
--------------------------------------------------------------------------------
     33,150,669                      861,143                          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
To elect Eqbal Al Yousuf to serve until the next annual meeting and until their successors are elected and qualified.
--------------------------------------------------------------------------------
         FOR                        WITHHELD                       ABSTAIN
--------------------------------------------------------------------------------
     35,526,778                      485,034                          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
To elect Peter Scholl to serve until the next annual meeting and until their successors are elected and qualified.
--------------------------------------------------------------------------------
         FOR                        WITHHELD                       ABSTAIN
--------------------------------------------------------------------------------
     33,483,190                      528,622                          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
To elect Randall Waldman to serve until the next annual meeting and until their successors are elected and qualified.
--------------------------------------------------------------------------------
         FOR                         AGAINST                       ABSTAIN
--------------------------------------------------------------------------------
      33,299,422                     712,390                          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Approval of the Company's 2008 Employee Stock Option Plan
--------------------------------------------------------------------------------
         FOR                         AGAINST                       ABSTAIN
--------------------------------------------------------------------------------
      13,617,054                   1,059,800                       143,261

--------------------------------------------------------------------------------
To ratify the appointment of Bagell,Josephs & Levine & Co. LLC as the Company's independent accountant.
--------------------------------------------------------------------------------
         FOR                         AGAINST                       ABSTAIN
--------------------------------------------------------------------------------
      33,545,927                    255,460                        210,425
--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

ZAP's common stock is quoted on the OTC Bulletin Board under the symbol
"ZAAP.OB".

                                                   BID PRICE
                                           -------------------------
            PERIOD                          HIGH               LOW
-------------------------------            ------             ------
FISCAL YEAR 2008:
        DECEMBER 31, 2008                  $ 0.27             $ 0.24
        SEPTEMBER 30, 2008                   0.60               0.51
        JUNE 30, 2008                        0.75               0.65
        MARCH 31, 2008                       0.47               0.42

FISCAL YEAR 2007:
        DECEMBER 31, 2007                  $ 0.81             $ 0.74
        SEPTEMBER 30, 2007                   1.04               1.02
        JUNE 30, 2007                        0.96               0.93
        MARCH 31, 2007                       1.15               1.05

HOLDERS

We have approximately 3,494 record holders of our common stock as of March 27, 2009, according to a shareholders' list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common shares held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following lists sales of unregistered securities during the last fiscal year that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On October 30, 2008 the Company issued 12,945 shares for outside services valued at $5,178.

On November 28, 2008 the Company issued 2,140,974 shares valued at $492,424 to the Al Yousuf Group LLC . The stock was issued for the conversion into equity of the convertible debt principle and interest.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SUMMARY OF KEY ACCOMPLISHMENTS DURING 2008
Recent Developments

Some of the significant events for the Company that occurred during the year of 2008 and through the date of this report are as follows:

    1. We introduced a new four wheeled Electric Van and a Truck in December 2008. ZAP's new Shuttle was designed for passenger transport or cargo. The seats are removable so it can convert into a cargo vehicle with 108 cubic feet and a 900 lb. total carrying capacity. ZAP's new XL Truck was designed with a roomy cab for two and a sturdy bed platform capable of transporting 800 lbs. for on-road use and up to 1,600 lbs. capacity for private roads and facilities.

    2. In January of 2009 we also introduced the ZAP Alias which is a stylish, 100% electric, 2-seater capable of freeway speeds. ZAP indicated the mass-production version of the Alias is targeted to be priced under $35,000. In the fourth quarter of 2009, ZAP plans to produce a limited number of hand-crafted, Signature Series Alias roadsters.

    3. We are currently engaged in ongoing talks with Franklin-based ZAP Motor Manufacturing Kentucky led by CEO Gary Dodd and his new management team to build and assemble several of ZAP's best-selling electric vehicles.

    4. On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The Al-Yousuf group is a major investor of ours and the President of Al-Yousuf LLC, Mr. Eqbal Al-Yousuf is our Chairman of the Board. The financing arrangement allows for advances by ZAP over the next few years.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

NET SALES for the year ended December 31, 2008, were $7.5 million compared to $5.7 million for the year ended December 31 in the prior year which is an increase of $1.8 million or 31%. Some of the reasons for the increase in sales are as follows:

Sales in the Advanced Technology segment increased from $2.8 million in 2007 to $4.9 million in 2008 primarily due to greater demand. With the higher price of gasoline in the U.S. during a major part of 2008 many consumers are seeking alternatives such as electric vehicles both our Xebra electric vehicle and our Zapino a full-size electric scooter.

We experienced a decrease of $39,000 in sales of consumer products from $742,000 in 2007 to $703,000 in 2008. Our main consumer product the ZAPPY3 electric scooter was not available until late in 2008 since our previous manufacturer experienced financial difficulties and discontinued production. We have located a new supplier to a new contractor but did not receive new products until March 2009.

Sales in our Portable Energy segment decreased from $875,000 in 2007 to $173,000 in 2008. The primary reason for the decrease was the transfer in June of 2008 of this product line to a new company, Portable Energy LLC in exchange for a 50% interest and a new product mix.

Our retail car lot experienced a slight increase in sales from $1.3 million in 2007 to $1.7 million in 2008. However, the overall U.S. market for retail cars remains sluggish due to the tight economic conditions.

GROSS PROFIT was $799,000 for the year ended December 31, 2008 compared to 775,000 for the year ended December 31, 2008 resulting in a increase of $24,000. The reasons for the increase were as follows:

In our Advanced Technology segment our gross profit increased from $247,000 in 2007 to $709,000 in 2008.
The increase was due to greater units sold from 287 vehicles in 2007 to 554 in 2008. The gross margins also increased from 9% to 14% due to less minor repairs to the finished vehicles sent by the factory in China.

In our Consumer Products segment we experienced a decrease of $224,000 in gross loss from $88,000 in 2007 to a gross loss of $312,000 in 2008. As per above, we did not have product available in 2008 but still incurred fixed expenses for labor, rents etc.

Gross profits in our retail car lot decreased from $331,000 or 25% of sales to $298,000 or 14 % of sales in 2008. This reflects lower margins on car sales due to the tight economy.

SALES AND MARKETING EXPENSES for the year of 2008 increased by $300,000 from $1.5 million in 2007 to $1.8 million in 2008. The increase was due to higher salaries with more personnel in the function and outside consultants used to promote the sales efforts in the Advanced Technology Segment.

GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 2008 decreased by $17.4 million from $25.3 million in 2007 to $7.8 million in 2008. The primary reason for the decrease was due to the 2007 one-time non-cash expense of $12 million to account for the modification and extension of certain expiring warrants that were issued to shareholders pursuant to the plan of reorganization in June of 2002 and also to current ZAP employees for compensation purposes. The warrants were extended by five years until July 2012 with the exercise prices also adjusted.
We also experienced a decrease in professional fees of approximately $600,000 in 2008.

RESEARCH AND DEVELOPMENT EXPENSES DECREASED by $200,000 from $616,000 in 2007 to $416,000 in 2008. The expenses in 2008 were due additional costs to build a full scale model of our new vehicle, the ZAP-Alias. This vehicle will be a production-ready all electric highway vehicle. In 2008 we also incurred expenses to develop a heavy duty ATV for ZAP in the USA market and a four wheeled electric truck. During 2007 we spent approximately $600,000 for a project with Lotus Engineering for research and development for two concept electrical vehicles.

INTEREST EXPENSE, NET decreased by $998,000 from an interest expense of $1.4 million for the year ended December 31, 2007 to interest expense of $395,000 for the year ended December 31, 2008. The decrease was due to less interest and penalties paid in connection with the senior convertible debt that was issued in late 2006 and early 2007.

OTHER INCOME (EXPENSE) decreased from income of $199,000 for the year ended 2007 to an expense of $52,000 for 2007. In 2008 the expense includes our donation of $25,000 to the Red Cross for China earthquake relief and expensing the remaining balance of offering costs in connection with the convertible debt offering. In 2007 we recorded other income due to the favorable valuation of stock that was issued in connection with the property we purchased in Mendocino, California.

NET LOSS was $9.8 million for the year ended December 31, 2008 as compared to a net loss of $28 million for period ended December 31, 2007. The additional losses in 2007 were primarily due to the modification and extension of certain expiring warrants that were issued by the Company to selected shareholders and current ZAP employees.

In 2008 we also experienced a $1.8 million increase in sales of our Advanced Technology electric vehicles. Many consumers are seeking sources of alternate energy transportation.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash in operations of $ 6.9 million and $5.3 million during the years ended December 31, 2008 and 2007, respectively. Cash used in operations in 2008 was the result of the net loss incurred for the year of $9.8 million, offset by non-cash expenses of $2.8 million. In 2008, non-cash expenses included $1.8 million for stock -based compensation for consulting and other services, $2.7 million for stock-based compensation to employees. Cash used in operations in 2007 was the result of the net loss incurred for the year of $28 million, offset by non-cash expenses of $5.1 million. In 2007,non-cash included $4.4million related to stock-based compensation for consulting and other services, $17.3million for stock-based compensation to employees.

In 2008, the net change in operating assets and liabilities resulted in a cash decrease of $2.1 million. The change was primarily due to increases for inventory.

In 2007,The net change in operating assets and liabilities resulted in a cash decrease of $739,000. The change was primarily due to decreases for inventory to generate cash.

Investing activities used cash of $110,000 and $189,000 during the year ended December 31, 2008 and 2007, respectively.

Financing activities provided cash of $3.1 million and $7.7 million during the year ended December 31, 2008 and 2007, respectively. In 2008, the Company borrowed funds on a $10 million financing facility established by Al Yousuf. In 2007, the Company received a $5 million investment by Al Yousuf.

The Company had cash and cash equivalents of $341,000 at December 31, 2008 as compared to $4.3 million at December 31, 2007. The Company had a working capital deficit of $981,000 at December 31, 2008 as compared to working capital of $3.4 million at December 31, 2007.

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

Even though we received the $10 million financing arrangement noted above, we are still seeking additional capital to expand our current product line. The Company's primary capital needs are to continue building our dealer network and expanding ZAP's market initiatives. ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products, to add qualified sales and professional staff to execute on ZAP's business plan, and to expand ZAP's efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias and other fuel efficient vehicles.

STOCK ISSUED AS COLLATERAL

The stock was returned to the Company in January, 2008 and cancelled.

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

The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company by November of 2008 in accordance with the terms of the note. The price was agreed to be at 90% of the closing market price on the date selected for conversion. On November 28, 2008, Al Yousuf converted the debt of $492,424 which represented principal and interest into 2,140,974 shares of ZAP common stock.

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

ITEM 8.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheets of ZAP as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP at December 31, 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.



                                       /s/ Bagell, Joseph, Levine Company, LLC
                                       -----------------------------------------
                                       Marlton, New Jersey
                                       March 30, 2009

                              ZAP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 and 2007
                        (In thousands, except share data)

                                     ASSETS
                                     ------
                                                                  12/31/08        12/31/07
                                                                 ----------      ----------
Current assets:
 Cash and cash equivalents                                       $      341      $    4,339
 Accounts receivable, net of allowance of $33 in 2008
   and $172 in 2007                                                     377             373
 Inventories                                                          3,043           1,437
 Prepaid non-cash professional fees                                     105             283
 Other prepaid expenses and other current assets                        765             747
                                                                 ----------      ----------
  Total current assets                                                4,631           7,179


Property and equipment, net                                           4,335           4,471

Other assets:
  Deposits and other                                                    260             288
                                                                 ----------      ----------
                                                                 $    9,226      $   11,938
                                                                 ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Current portion of long-term debt and short term notes          $    2,976      $      104
 Accounts payable                                                       474             128
 Accrued liabilities                                                  1,575           2,259
 Deferred revenue                                                       587             752
 8% Senior convertible debt, net of discount of $136                   --               546

                                                                 ----------      ----------
  Total current liabilities                                           5,612           3,789

Secured convertible note, less current portion                        1,772           1,724
                                                                 ----------      ----------
Total Liabilities                                                     7,384           5,513
                                                                 ----------      ----------
Commitments and contingencies

Shareholders' equity:

 Common stock;400 million shares authorized; no par
   value; 64,630,608 and 57,478,158 shares issued
   and outstanding at December 31 2008 and 2007,respectively        126,347         122,672
 Common Stock issued as loan collateral                                --            (1,549)
  Accumulated deficit                                              (124,505)       (114,698)
                                                                 ----------      ----------
  Total shareholders' equity                                          1,842           6,425
                                                                 ----------      ----------
                                                                 $    9,226      $   11,938
                                                                 ==========      ==========

See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands; except per share data)


                                                                   Year ended December 31
                                                                 --------------------------
                                                                    2008            2007
                                                                 ----------      ----------
Net sales                                                        $    7,588      $    5,712
Cost of goods sold                                                    6,789           4,937
                                                                 ----------      ----------
Gross profit                                                            799             775
                                                                 ----------      ----------
Operating expenses:
 Sales and marketing                                                  1,808           1,508
 General and administrative (non-cash of
  $4,326 2008 and $21,735 in 2007,respectively)                       7,860          25,284
 Research and development                                               416             616
 Impairment loss on assets and goodwill                                  67             175
                                                                 ----------      ----------
Total operating expenses                                             10,151          27,583
                                                                 ----------      ----------
Loss from operations                                                 (9,352)        (26,808)
                                                                 ----------      ----------
Other income (expense):
  Interest expense, net                                                (395)         (1,393)

 Other income (expense), net                                            (56)            199

                                                                 ----------      ----------
                                                                       (451)         (1,194)
                                                                 ----------      ----------
Loss before income taxes                                             (9,803)        (28,002)

Provision for income taxes                                               (4)             (4)
                                                                 ----------      ----------
Net loss                                                         $   (9,807)     $  (28,006)
                                                                 ==========      ==========

Net loss per share attributable to common shareholders:
Basic and diluted                                                $    (0.16)     $    (0.59)

Weighted average number of common shares outstanding:
Basic and diluted                                                    59,567          47,822

See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2008 AND 2007
                                 (In thousands)

                                                                                                            Common
                                                                                                            stock
                                                                 Common stock                               issued
                                                          --------------------------     Accumulated       as loan
                                                                                           Deficit        collateral        Total
                                                          ----------      ----------      ----------      ----------     ----------
Balance at December 31, 2006                                  38,414      $   91,227         (86,692)     $   (1,549)    $    2,986
                                                          ==========      ==========      ==========      ==========     ==========


Issuance of common stock for:
  Inventory and other assets                                     242             237                                            237
  Consulting and other services                                3,448           3,415                                          3,415
  Employee compensation                                          855             821                                            821
  Cash                                                         6,656           5,700                                          5,700
  Exercise of warrants and options                               955             719                                            719
  Principle payments and conversion of convertible debt        2,931           2,166                                          2,166
  Stock dividend                                               3,977            --                                             --

Fair value of warrants and options issued for:
  Cash                                                                           200                                            200
  Warrants issued to convertible debt holders                                  1,256                                          1,256
  Consulting and other services                                                  457                                            457
  Employee compensation                                                       16,474                                         16,474
 Net loss                                                                                    (28,006)                       (28,006)

                                                          ----------      ----------      ----------      ----------     ----------
Balance at December 31, 2007                                  57,478      $  122,672        (114,698)     $   (1,549)    $    6,425
                                                          ==========      ==========      ==========      ==========     ==========


Issuance of common stock for:
  Inventory and other assets                                     238             155                                            155
  Cancellation of collateral                                  (1,291)         (1,549)                         (1,549)
  Consulting and other services                                3,607           1,639                                          1,639
  Employee compensation                                          870             585                                            585
  Settlement of obligations                                    1,012             764                                            764
  Exercise of warrants and options                               173              72                                             72
  Principle payments and conversion of convertible debt        2,543             743                                            743

Fair value of warrants and options issued for:
  Consulting and other services                                                  200                                            200
  Settlement of obligations                                                      108                                            108
  Employee compensation                                                          958                                            958
 Net loss                                                                                     (9,807)                        (9,807)

                                                          ----------      ----------      ----------      ----------     ----------
Balance at December 31, 2008                                  64,630      $  126,347      $ (124,505)     $     --       $    1,842
                                                          ==========      ==========      ==========      ==========     ==========



See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Year ended December 31
                                                                 --------------------------
                                                                    2008            2007
                                                                 ----------      ----------
 Operating activities:
   Net loss                                                      $   (9,807)     $  (28,006)
   Items not requiring the current use of cash:
     Amortization of note discount and deferred offering
      Costs                                                             156             958
     Stock-based employee compensation                                1,852          17,295
     Excess tax benefits from share-based payment arrangements          648
     Stock-based compensation for consulting and other
       services                                                       2,753           4,368
     Stock-based compensation for interest and other
       penalities                                                        17             314
     Depreciation and amortization                                      215             318
     Impairment of fixed assets and goodwill                             67             175
     Allowance for doubtful accounts                                   (139)             (7)
     Changes in other items affecting operations:
       Accounts receivable                                              135            (142)
       Inventories                                                   (1,606)          1,004
       Prepaid expenses                                                 (20)           (295)
       Other assets                                                    (150)            (68)
       Accounts payable                                                 345            (121)
       Accrued liabilities                                             (677)           (679)
       Deferred revenue                                                (165)           (438)
                                                                 ----------      ----------
       Cash used for operating activities                            (6,376)         (5,324)
                                                                 ----------      ----------
 Investing activities:
   Acquisition of property and equipment                               (286)           (189)


  Proceeds from sale of equipment                                       176            --
                                                                 ----------      ----------
      Cash used for investing activities                               (110)           (189)
                                                                 ----------      ----------
Financing activities:
  Issuance of common stock                                             --             5,900
  Exercise of warrants and options                                       72             719
Pay-off of convertible debt                                            (431)           --
Re-issuance of convertible debt                                         475            --
  Proceeds from debt, net of issuance costs                           2,976           1,185
  Borrowings (repayments) on long-term debt                              44            (112)
  Excess tax benefits from share-based payment arrangements            (648)
                                                                 ----------      ----------
      Cash provided by financing activities                           2,488           7,692
                                                                 ----------      ----------

Increase (decrease) in cash and cash equivalents                     (3,998)          2,179

Cash and cash equivalents at beginning of year                        4,339           2,160
                                                                 ----------      ----------

Cash and cash equivalents at end of year                         $      341      $    4,339
                                                                 ==========      ==========

See accompanying notes to consolidated financial statements.

                              ZAP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP ("The Company" or "ZAP"), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. Additionally, the Company produces an electric scooter, known as the ZAPPY(R), using parts manufactured by various contractors. The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. The Company's business goal is to become the largest and most complete distribution portal for advanced transportation (fuel efficient) and electric vehicles. In 2008, the Company continued to accelerate its market positioning in the electric vehicle industry. The Company is now focused on creating a distribution channel for its vehicles, with special emphasis on entrepreneurs in the power-sport and independent auto industry.

A summary of significant accounting policies is as follows:

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of ZAP, Voltage Vehicles ("VV") and ZAP Stores for the years ended December 31, 2008 and 2007. All subsidiaries are 100% owned by ZAP. All significant inter-company transactions and balances have been eliminated.

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

DEFERRED REVENUE
----------------

Voltage Vehicles sells licenses to auto dealerships under the ZAP name. The term of the license agreements range from four to five years and among other things, call for the licensee to purchase a minimum number of vehicles from ZAP each year. As of December 31, 2008, the Company has collected a total of $1,230,000 related to these agreements and has classified them as current deferred revenue. The Company's policy is to begin recognizing revenue when they begin delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2007, the Company began recognizing revenue on various license agreements on a straight-line basis over the term of the agreements. The Company has recognized $165,000 and $478,000 of revenue and changes to the license agreements for the year ended December 31, 2008 and 2007 resulting in an ending balance in deferred revenue of $587,000 and $752,000 at December 31, 2008 and 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2008 and 2007. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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



          Machinery and equipment           5 years
          Computer equipment and software   3-5 years
          Office furniture and equipment    5 years
          Vehicles                          5 years
          Leasehold improvements            10 to 39.5 years or life of lease,
                                            whichever is shorter
          Building and improvements         39.5 years

PATENTS AND TRADEMARKS
----------------------

Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years. For each of the years ended December 31, 2008 and 2007, amortization expense was approximately $35,000 and $21,000, respectively.

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

ADVERTISING
-----------

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $218,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively.

WARRANTY
--------

The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra(R) vehicles and varying monthly warranties on other products. Changes in the Company's warranty liability during the years ended December 31, 2008 and 2007 are as follows (in thousands):

                                                       2008          2007
                                                     --------      --------
              Balance as of  January 1,              $    293      $    279
              Provision for warranties                    113           126
              Charges against warranties                 (153)         (112)
                                                     --------      --------
              Balance December 31,                   $    253      $    293
                                                     --------      --------

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

RISKS AND UNCERTAINTIES
-----------------------

The Company relies on one manufacturer, Shandong Jindalu Vehicle Co., LTD of China ("Shandong") to supply 100% of Xebra(TM) Electric Vehicles. If Shandong is unable to supply electric vehicles and the Company is unable to obtain alternative sources of supply for these products and services, the Company might not be able to fill existing backorders and/or to sell more Xebra(TM) Electric Vehicles. Our other electric vehicles and products are supplied by various outside contract manufacturers.

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

STOCK-BASED COMPENSATION
------------------------

We have stock compensation plans for employees and directors, which are described in Note 7 to our consolidated financial statements.

Under the provisions of SFAS 123R, we recorded $957,000 and $16.9 million of stock-based compensation, net of estimated forfeitures, in selling, general and administrative expenses, in our consolidated statement of operations for the years ended December 31, 2008 and 2007. As of December 31, 2008 the total unrecognized stock-based compensation balance for unvested options was $863,900 which is expected to be amortized through the third quarter of 2011. We utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R, with the following range of assumptions:

                                                          Twelve months
                                                        ended December 31,
                                                    ------------------------
                                                    2008                2007
                                                    ----                ----

   Expected dividend yield                                 0%                 0%
   Expected volatility                       103.14 to 109.91     114.3 to 126.2
   Risk-free interest rate                     2.82% to 3.31%     4.16% to 4.98%
   Expected life (in years) from grant date            5 to 6        2.5 to 5.75
   Exercise price                                $.58 to $.97      $.91 to $1.32


The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC's Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the years ended December 31, 2008 and 2007 was $0.80 and $1.00, respectively. As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operations.

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

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
------------------------------------------------------

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common shareholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common shareholders were the same for the two years ended December 31, 2008 and 2007. Options, warrants and convertible debt for 59,140,633 shares and 68,172,008 shares were excluded from the computation of loss per share at December 31, 2008 and 2007, respectively, as their effect is anti-dilutive to.

NOTE 2 - INVENTORIES

Inventories at December 31, 2008 and 2007 are summarized as follows (thousands):

                                                       2008          2007
                                                     --------      --------

              Advanced technology vehicles           $  1,977      $  1,181
              Vehicles-conventional                       518           245
              Parts and supplies                          721            46
              Finished goods                              353           267
                                                     --------      --------
                                                        3,569         1,739
              Less - inventory reserve                   (526)         (302)
                                                     --------      --------
                                                     $  3,043      $  1,437
                                                     --------      --------

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

Any modifications to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company's inventory reserve during the year ended December 31, 2007 are as follows (in thousands):

                                                       2008          2007
                                                     --------      --------
              Balance as of January 1,               $    302      $    518
              Provision for slow moving inventory         307           155
              Write-off of slow moving inventory          (83)         (371)
                                                     --------      --------
              Balance as of December 31,             $    526      $    302
                                                     ========      ========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 are summarized as follows (thousands):
                                                       2008          2007
                                                     --------      --------

              Land                                   $  1,078      $  1,078
              Buildings and improvements                3,184         3,184
              Machinery and equipment                     126           120
              Computer equipment and software             258           229
              Office furniture and equipment               73            64
              Leasehold improvements                       53            47
              Vehicles                                    630           609
                                                     --------      --------
                                                        5,402         5,331
              Less - accumulated depreciation
                  and amortization                     (1,067)         (860)

                                                     --------      --------
                                                     $  4,335      $  4,471
                                                     ========      ========

The land and building and certain equipment, with a net book value of $2.7million at December 31, 2008 and 2007 respectively, are pledged as security for certain indebtedness (see Note 5). Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was approximately $215,000 and $318,000, respectively.

NOTE 4 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

                                                       2008          2007
                                                     --------      --------
              Accrued professional fees              $    443      $    984
              Accrued payables                            128           129
              Customer deposits                           292           282
              Warrant liabilities                         253           292
              Other accrued expenses                      459           572
                                                     --------      --------
                                                     $  1,575      $  2,259
                                                     ========      ========

NOTE 5   FINANCING ARRANGEMENT

PROMISSORY NOTE

On July 30, 2008, ZAP (the "Company") executed a Promissory Note for a $10 million credit line (the "Note") and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the "Security Agreement"), both in favor of Al Yousuf LLC (the "Lender"). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also the Chairman of the Board of ZAP.

The following description is a summary of the material terms and conditions of both the Note and the Security Agreement. The maximum principal loan under the
Note is $10,000,000. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. Other advances shall be for (i) the purposes of inventory from June 1, 2008 consistent with the currently applicable budget of the Company, as approved by its board of directors (an "Inventory Advance") or (ii) general working capital for operations funding based upon the Company's budget (a "Working Capital Advance"). The interest rate shall accrue daily at a rate per annum equal to the greater of (i) one month LIBOR plus 3% per annum and (ii) eight percent (8.00%) per annum, commencing on the date of the Note.

The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. Repayment of an Inventory Advance is due four (4) months after the date of such Advance. Repayment of a Working Capital Advance is due six (6) months after the date of such Advance. The repayment term may be extended upon written request of the Company and at the Lender's sole discretion. The Note is pre-payable in whole or in part without penalty and upon 30 days' written notice to Lender. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California.

The Note contains customary Events of Default, including but not limited to the following: (i) failure by the Company to make any scheduled payment of principal, interest or other amounts due under the Note, (ii) failure to pay-off the Note upon the Maturity Date, (iii) any representation or warranty made in the Loan Documents by the Company being found false in any material respect,
(iv) consent by the Company to appoint a conservator or liquidator in a bankruptcy proceeding relating to the Company or all or substantially all of its assets and (v) failure of the Company to maintain insurance required pursuant to the Loan Documents. Upon the occurrence of an Event of Default, the Note shall become due and payable and the interest rate shall increase by 3.00% per annum. All principal and interest due under the Note is secured by the Company's corporate headquarters building.

The Majority of the Company's Short-term and Long Term debt is due on the Promissory note due to Al Yousuf.

SHORT-TERM DEBT

During the second half of 2008, the Company had borrowed $2.3 million on the financing facility with Al Yousuf for inventory purposes and funding of operations. In addition, the Company borrowed $660,000 from Portable Energy LLC, a private company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

LONG TERM DEBT

On July 30, 2008 the Company was also advanced $1.7 million on the promissory note to pay-off the existing secured note on the Company's corporate headquarters building which was previously held by an outside party. The loan is due on February 28, 2010.

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

The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company November of 2008 in accordance with the terms of the note. The price was agreed to be at 90% of the closing market price on the date selected for conversion. On November 28, 2008, Al Yousuf converted the debt of $492,424 which represented principal and interest into 2,140,974 shares of ZAP common stock.

NOTE 6 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

                                                       2008          2007
                                                     --------      --------

        Computed expected tax expense                $ (3,334)     $ (9,370)
        Losses and credits for which no benefits
            have been recognized                        3,000         8,419
        Stock grants and warrants not deductible
            for income tax purposes                       324           952
        Meals and entertainment expenses, and
            officers life insurance not deductible
            for income tax purposes                        11             8
        R&D credit                                         (8)           (8)
        State tax expense, net of federal income
            tax benefit                                     3             3
                                                     --------      --------
                                                     $      4      $      4
                                                     ========      ========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2008 and 2007 is presented below:

                                                       2008          2007
                                                     --------      --------
         Deferred tax assets:
              Net operating loss carryovers          $ 32,641      $ 28,560
         Fixed assets, due to differences
                in depreciation                           288           346
              Inventory                                   179            96
              Accrued liabilities                         453           500
              Stock based compensation                  4,595         5,790
              Notes receivable reserves                   340           428
              Intangible assets due to impairment         150           201
              Tax credits                                 147          --
              Other                                       853           694
                                                     --------      --------

         Total gross deferred tax assets               39,646        36,615
         Valuation allowance                          (39,646       (36,615)
                                                     --------      --------

         Net deferred tax assets                     $   --        $   --
                                                     ========      ========

The net change in the valuation allowance for the year ended December 2008 was an increase of $3 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2008, the Company had federal tax net operating loss carry-forwards of approximately $75.4 million, which will expire in the years 2012 through 2027. The Company also has federal research and development credit carry forwards as of December 31, 2007 of approximately $147,000 which will expire in the years 2012 through 2026. State tax net operating loss carry forwards were approximately $67 million as of December 31, 2007. The state net operating loss carry forwards will expire in the years 2012 through 2018.

The Company's ability to utilize its net operating loss and research and development tax credit carry forwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in
Section 382 of the Internal Revenue Code. Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carry forwards in the event of an "ownership charge" for tax purposes as defined in the Internal Revenue Code Section 382.

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

NOTE 7 - STOCK OPTIONS

The Company has five Equity Compensation Plans: The 2008 Equity Compensation Plan, the 2007 Equity Compensation Plan, the 2006 Incentive Stock Plan, the 2002 Incentive Stock Plan and the 1999 Incentive Stock Plan. There has been no activity in the 1999 Plan during 2008 or 2007. These Plans provide for the grant of incentive stock options and nonstatutory options to employees, directors and consultants to the Company. The Company granted incentive stock options and nonstatutory options at exercise price per share equal to the fair market value per of the common stock on the date of grant. The vesting generally, three years, and exercise provisions were determined by the Board of Directors , with a maximum life of ten years. The 2008 Equity Compensation Plan was approved by the Board of Directors and the shareholders in November of 2008. No options were issued under the plan as of December 31, 2008.

Option activity under the 2007, 2006 and 2002 plans is as follows
(thousands):

                                          2007 Plan                 2006 Plan              2002 Plan
                                     ---------------------     ---------------------  ---------------------
                                                 Weighted                  Weighted               Weighted
                                                 Average                   Average                Average
                                    Number of    Exercise     Number of    Exercise  Number of    Exercise
                                      Shares      Price         Shares      Price      Shares      Price
                                     ---------------------     ---------------------  ---------------------
Outstanding at January 1, 2007          --          --           4,781     $  1.04      5,473      $  1.20
Granted                                1,000        1.03           612        0.57        208         1.11
Exercised                               --          --            (619)       0.34       --           --
Canceled                                --          --            (400)       1.07       --           --
                                     -------                   -------                -------
Outstanding at December 31, 2007       1,000        1.03         4,374     $  0.99      5,681      $  1.15
Granted                                 --          --             904        --         --           --
Exercised                               --          --            --          --         (137)        0.41
Canceled                                --          --            --          --         (156)        --
                                     -------                   -------                -------
Outstanding at December 31, 2008       1,000        1.03         5,278     $  0.93      5,388      $  0.97
                                     =======                   =======                =======

The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 was $0.80 and $1.07, respectively.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            2008                2007
                                       ---------------    ----------------
 Dividends                                  None                None
 Expected volatility                   109.68 - 106.38    114.00-152.00
 Risk free interest rate                1.99 - 3.31%       3.20 -4.98%
 Expected life                          2.5 -6 years     2.50-05.75 years

At December 31, 2008, the Company has outstanding stock options for employees to purchase 11.4 million shares at exercise prices ranging from $0.25 to $1.20.

NOTE 8 - MAJOR CUSTOMERS

During 2008, Voltage Vehicles has established relationships with 61dealers nationwide. Where seven of our dealers have purchased over $200,000 of Xebras or 30 % of its total sales.

NOTE 9 - COMMITMENT
Distribution Agreement
----------------------

In May of 2007, ZAP signed a distribution agreement with PML FlightLink Limited ("PML") for the purchase of an advanced propriety wheel motor and control system. ZAP received the exclusive rights to use this system in its current and future product line. In conjunction with the agreement with PML, ZAP has committed to an initial order of approximately $10 million in PML wheel motors, subject to terms and conditions agreed on by the parties. PML has not presented us with a working commercial product through March 29, 2009 and we have not had any contact with them. As an alternate to PML, we have made an agreement with a Chinese company to develop a similar product.

China Joint Venture
-------------------

On September 17, 2007, ZAP entered into a shareholders' agreement to form a joint venture with Youngman Automobile Co., Ltd. ("Youngman") also known as Youngman Automotive Group, a leading maker of luxury motor coaches and high-quality commercial trucks in China. ZAP and Youngman have agreed to pursue the joint venture under EV Holdings Limited, a newly formed corporation based in Hong Kong ("EV Holdings"). The name of the company was changed to " Detroit Electric" which is an historic manufacturer of electric vehicles.

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

There has been no activity under the joint venture in 2008, both of the parties were seeking outside financing to fund the project, however given the tight economy, the efforts have not been successful. We also hired an outside investment firm to find acceptable funding sources with no success

NOTE-10 SHAREHOLDERS' EQUITY

STOCK DIVIDEND
--------------

On November 9, 2006, ZAP's Board of Directors approved a 10% stock dividend which issued, effective February 28, 2007, to all shareholders of record as of February 15, 2007.

COMMON STOCK
------------

During our annual meeting of shareholders held in July of 2007, an amendment to the Company's Amended and Restated Articles of Incorporation was approved to increase the authorized common stock from 200 million to 400 million shares.

2008 ISSUANCES

STOCK ISSUED FOR ASSETS

In 2008, the Company issued stock for inventory and assets and recorded the cost at the intrinsic value of the stock or the fair value of the assets, whichever is more reliably measurable. During 2008, there were 238,000 shares were issued for purchase of inventory and certain assets

STOCK ISSUED FOR SERVICES. In 2008, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2008, the Company issued grants for 2.5 million shares as consideration under agreements for consulting and related services, and 744,000 shares were issued for employee compensation.

STOCK ISSUED FOR CASH. During 2008, the Company raised $72,000 in cash due to the conversions of 113,000 of options and warrants.

STOCK ISSUED FOR CONVERSION OF SENIOR CONVERTIBLE DEBT. During 2008 the Company issued 2.5 million shares due to the conversion of the 8% Senior Convertible Debt into shares of common stock.

WARRANTS ISSUED FOR SETTLEMENT OF OBLIGATIONS. The company issued warrants that may be converted into common stock of ZAP. They were valued at $200,000 utilizing the Black Scholes method.

2007 ISSUANCES

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

STOCK DIVIDEND. In February of 2007, the Company issued 3,977,000 shares common stock for the 10% stock dividend.

WARRANTS
--------

The Board of Directors of ZAP has established various series of restricted and unrestricted warrants as outlined below. They also have the right to (i) decrease the exercise price of the warrants, (ii) increase the life of the warrants in which event the exercise price may be increased, or (iii) make such other changes as the Board of Directors of ZAP deems necessary and appropriate under the circumstances provided the changes contemplated do not violate any statutory or common law.

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

Total warrants outstanding at December 31, 2008 are summarized as follows (in thousands):

                                          Number of    Exercise    Expiration
                                          Warrants     Price       Dates
                                          --------     -----       -----
           Series B-Unrestricted             3,127     1.09        7-1-12
           Series B-2-Restricted             2,053     1.09        7-1-12
           Series C-Unrestricted             6,045     1.09        7-1-12
           Series C-2-Restricted             1,294     1.09        7-1-12
           Series D-Unrestricted             6,649     1.09        7-1-12
           Series D-2-Restricted             1,294     1.09        7-1-12
           Series K-Unrestricted             4,356     0.91        7-1-12
           Series K-2-Restricted             5,823     0.91        7-1-12
           $0.70 Warrants-Unrestricted         100     0.70        6-2-13
           $1.00 Warrants-Restricted         3,043     1.00        7-1-12
           $1.10 Warrants Unrestricted         794     1.10        6-26-12
           $1.20 Warrants-Restricted         5,673     1.20        various
           $1.32 Warrants -Unrestricted        432     1.32        2-20-12
           $1.50 Warrants Restricted         2,049     1.36        1-2-12
           $2.00 Warrants Restricted           385     1.82        various
           $2.50 Warrants Restricted         2,684     2.27        various
           $3.25 Warrants Restricted           330     3.25        various
           $3.50 Warrants Restricted           550     3.18        7-20-09
           $4.50 Warrants Restricted           550     4.50        7-20-09
           $5.50 Warrants Restricted           550     5.50        7-20-09
                                           --------
                                            47,781
                                           ========

MODIFIED WARRANTS
-----------------

On January 25, 2007, the Board of Directors extended by five years through July 1, 2012, the expiration date of certain of the Company's warrants, Series B through K. These warrants were issued for executive compensation and by the plan of reorganization. The exercise prices of the warrants were also revised from prices ranging from $1.00 to $8.00 to prices ranging from $0.91 to $1.20. As a result of the modification of the warrants, the Company determined the fair value of the warrants immediately prior to and after the modification. The incremental difference in value resulted in the recognition of $11.7 million in non-cash compensation expense during the first quarter of 2007.

NOTE 11    RELATED PARTY

Rental arrangements
-------------------

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 for both years ended December 31, 2008 and 2007.

Financing provided to the Company by Al-Yousuf LLC
--------------------------------------------------

The company entered into various financing arrangements during the second quarter ended September 30, 2008 with The Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also the Chairman of the Board of ZAP.

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

On May 7, 2008, the Company entered into a settlement with Gemini Master Fund ,LTD and Gemini Strategies, LLC, the holders of the 8% Senior Convertible Notes. The agreement reached requires the termination and cancellation of the notes in exchange for $475,000 in cash and 100,000 shares of ZAP common stock. In connection with the aforementioned agreement ZAP has obtained the funds necessary for the payment of $475,000 through a draw on the financing facility with Al Yousuf LLC.

NOTE 12 - LITIGATION

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company has estimated the amount of potential exposure, if any, it may have with respect to litigation claims and assessments.

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On May 24, 2007, Rajun Cajun filed a Cross-Complaint in substantially the same form as the Complaint filed in Nevada, alleging breach of contract, breach of the covenant of the good faith, etc. The Cross-Complaint seeks general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys' fees and cost of suit, for judgment in the amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest. Cross-Defendants intend to vigorously defend against the claims set forth in the Cross-Complaint and so, on August 22, 2007, Cross-Defendants filed both a special demurrer for abatement to prohibit Cross-Complainants from maintaining a cross-complaint and a demurrer to the Cross-Complaint itself. On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants' third through fifteenth causes of action. A hearing on that demurer is currently set for June 11, 2008. In its tentative ruling, the Court ruled in ZAP and Voltage Vehicles' favor and granted Rajun Cajun leave to file a Second Amended Cross-Complaint. The Second Amended Cross-complaint seeks general damages in an amount in excess of $50,000, damages for Cross-plaintiffs' lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $50,000 for Cross-complainants' mental pain, a sum in excess of $50,000 for willful and wanton misconduct, and such other and further relief the court may deem just and equitable. On September 16, 2008 ZAP and Voltage Vehicles filed a demurrer to the Second Amended Cross-complaint. The hearing on Zap and Voltage Vehicle's demurrer to the Second Amended Cross-complaint is set for November 19, 2008. A Settlement Conference is set for March 25, 2009 and Trial Call is set for April 24, 2009. In the meantime, discovery is ongoing.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma. CIT Communications Finance Corporation ("CIT") has served ZAP with a complaint, an application for writ of possession, and an application for writ of attachment. CIT's complaint and its applications for the two writs are based on three telephone equipment leases CIT alleges it has with ZAP, through predecessors in interest. The Complaint includes five causes of action: (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment. For each of those claims, CIT alleges that ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases. CIT is now seeking both return of the equipment and a monetary award covering amounts owed under the leases. More particularly, for its breach of contract claim, CIT is seeking recovery of $108,967.26 allegedly owed on the leases. On its recovery of personal property claim, CIT is seeking either return of all the leased equipment or a monetary damages to cover the value of the leased equipment. On the conversion claim, CIT is seeking general damages for ZAP's continued possession and use of the equipment, as well as punitive damages based on a claim that ZAP's actions were malicious, willful, and oppressive. On its quantum valebant and quantum meruit claims, CIT is seeking general damages for the value of ZAP's continued use and possession of the equipment since June 24, 2002. CIT is also seeking reimbursement of all of its attorneys' fees and costs of suit, as well as any additional legal and equitable relief that the court may deem proper. ZAP's Answer to the Complaint was filed on April 24, 2008. CIT has also applied for both a writ of possession, seeking return of all of the leased equipment, and a writ of attachment, seeking attachment of $122,588.26 against ZAP. The hearing on CIT's writ applications was held on June 3, 2008. At that hearing, the Court denied CIT's application for writ of attachment, finding that CIT had not proven, based on the record to date, that it was more likely than not to prevail at trial on its breach of contract cause of action against ZAP. The Court did, however, grant CIT's application for writ of possession, finding no dispute between the parties regarding ZAP's willingness to give to CIT all components of the at-issue telephone equipment still in ZAP's possession. Given ZAP's multiple offers to date to cooperate in returning any such equipment, the Court refused CIT's demand that ZAP be required to post a bond to support the writ of possession. The writ of possession was issued on June 17, 2008, but, to date, ZAP is unaware of any action by CIT to enforce that writ. On June 20, 2008, ZAP sent CIT an Offer to Compromise, offering to settle the matter with ZAP's payment to CIT of $2,500, inclusive of attorneys' fees and costs to date. CIT has rejected that offer. On February 11, 2009, ZAP filed a motion for summary judgment or, in the alternative, summary adjudication. CIT's opposition to that motion is due March 24, 2009, and the hearing on that motion is scheduled for April 7, 2009. In the meantime, ZAP and CIT attended a telephonic mediation on February 13, 2009, but the parties were unable to reach a settlement. The parties then attended a mandatory settlement conference on March 16, 2009, but were again unable to reach a settlement. Trial in this matter is scheduled for May 1, 2009. Discovery is ongoing. We intend to vigorously defend ourselves against these claims and believe that we have adequately provided in our financial statements for this matter.

NOTE 13 - SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified three reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and ATV's, Rechargeable portable energy products, operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra ((TM)) electric vehicles. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company's chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP's strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes.

Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products. The Portable energy Segment was sold in June of 2008.

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

                                                 Electric                                        Advanced
                                                 Consumer        Portable          Car          Technology
                                                 products         Energy          outlet         Vehicles         Total
                                                ----------      ----------      ----------      ----------      ----------
              Year ended December 31, 2008:
                Net sales                       $      703      $      173      $    1,727      $    4,985      $    7,588
                Gross profit(loss)                    (312)             94             299             718             799
                Depreciation, amortization
                  and impairment                       211             --               22              46             279
                Net (loss) income                   (9,390)             73            (132)           (358)         (9,807)
                Total assets                         5,953             --              571           2,702           9,226

              Year ended December 31, 2007:
                Net sales                       $      742      $      875      $    1,304      $    2,791      $    5,712
                Gross profit(loss)                     (88)            287             330             246             775
                Depreciation, amortization
                  and impairment                       202             --               27              94             323
                Net (loss) income                  (27,628)            194             (98)           (474)        (28,006)
                Total assets                        10,102              70             488           1,278          11,938

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

                                                     Year ended December 31
                                                     ----------------------
                                                       2008          2007
                                                     --------      --------
              Cash paid during the year for:
                    Income taxes                     $      4      $      4

Common stock and warrants and debt issuances for:

              Inventory                                   155           237

              Prepaid professional fees                 1,639         3,415
              Property and Equipment                     --               3
              Debt converted to common stock              743         2,166

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in Internal Control Over Financial Reporting

(b) Changes in Internal Control Over Financial Reporting. There were no changes our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

The Company was not required to disclose information on Form 8-K that it did not report on a Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's directors and executive officers and their ages as of March 28, 2009 are as follows:

        Name                   Age   Position
        ---------------------  ----  -------------------------------------------

        Steven M. Schneider    48    Chief Executive Officer and Director
        William Hartman        61    Chief Financial Officer
        Amos Kazzaz            53    Chief Operating Officer
        Peter H. Scholl        61    Director
        Eqbal Al Yousuf        49    Chairman of the Board of Directors Director

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

Mr. Al Yousuf is the President of Dubai's Al-Yousuf Group and Al Yousuf LLC. He has held this position since 2005. Prior to this Mr. Al Yousuf has held the senior management positions of Vice Chairman and CEO of Dubai's Al-Yousuf Group and Al Yousuf LLC from 2001 to 2005.

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

Board Meetings

During 2008, our Board met or conferred by telephone 6 times. During 2008, all directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board during 2008 and (ii) the total number of meetings held by all committees of the Board on which such director served in 2008. The Company does not have a policy with regard to attendance of directors at annual meetings, but encourages them to be present.

Committees of the Board

Audit Committee

The Board's Audit Committee is comprised of Peter Scholl. During 2008, the Audit Committee met 4 times. Our current Audit Committee is financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Scholl qualifies as an audit committee financial expert as defined within Item 401 of Regulation S-B.

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

Compensation Committee

The Board's Compensation Committee is comprised of Peter Scholl. During 2008, the Compensation Committee meets in conjunction with the Board of Directors meetings. A copy of the Compensation Committee Charter is available on the ZAP website at http://www.zapworld.com. The Compensation Committee, among other things, advises the Board on all matters pertaining to compensation programs and policies, approves the compensation payable to each of the officers of the Company, reviews proposed compensation of executives as provided in the Company's executive compensation plan and administers the Company's stock option plans.

Corporate Governance and Nominating Committee

The Board's Corporate Governance and Nominating Committee (the "Governance Committee") is comprised of Peter Scholl During 2006, the Governance Committee meets in conjunction with the Board of Directors meetings. The Governance Committee has adopted a charter, which has been ratified and approved by the Board. A copy of the committee's charter is available on the ZAP website at http://www.zapworld.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons beneficially owning more than 10% of the outstanding common stock of the Company to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% beneficial owners of common stock are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. The Company believes that during the fiscal year ended December 31, 2008, all officers and directors timely filed the initial statement of beneficial ownership of securities on Form 3. The Company also believes that during the fiscal year ended December 31, 2008, all officers and directors timely reported certain transactions on Form 4s.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2008. The following table summarizes all compensation for fiscal year 2008 received by our Chief Executive Officer, and the Company's other most highly compensated executive officers who earned more than $100,000 in fiscal year 2008.

                                                               SUMMARY COMPENSATION TABLE


                                                                             Non-Equity
                                                                             Incentive     Nonqualified
                                                         Stock     Option       Plan         Deferred
Name and principal                                       Awards    Awards   Compensation   Compensation     All Other
position                  Year   Salary($)   Bonus($)    ($)(1)    ($)(2)       ($)         Earnings($)   Compensation($)   Total($)

Steven Schneider, CEO     2008    131,865        -       30,835       -          -             -                 -          162,700

Gary Starr, Cofounder     2008    125,965        -       30,835       -          -             -                 -          156,800

William Hartman,CFO       2008    121,500        -          -     300,500        -             -                 -          422,000

Amos Kazzaz, COO          2008    115,900     10,500     25,500       -          -             -                 -          151,900

(1)   Stock awards are based on the stock price on the date of issue.
(2) Represents 500,000 Stock Options at an exercise price of $0.78. The Option award value was determined using the Black Scholes Valuation Method. The options are fully vested and have a ten year life.

Employment Agreements

We currently have employment agreements with four of our Named Executive Officers as described below.

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

Gary Starr Cofounder

We entered into an employment agreement with Gary Starr on October 1, 2003. The agreement provides that Mr. Starr will receive a salary, benefits and options equal to the highest paid employee of ZAP, but in no event less than $75,000 per year. Mr. Starr's current salary is set at $125,000. In addition, the agreement provides that should ZAP become profitable, Mr. Starr's salary will automatically be increased by 10% for every $100,000 in profits, calculated on a quarterly basis. Mr. Starr annually receives a grant of stock options or warrants equal to 1% of the outstanding common stock of ZAP at an exercise price equal to 110% of the market price on the date of grant. Mr. Starr also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr. Starr is entitled to his full salary for the remainder of the term of the agreement. Should ZAP elect to terminate Mr. Starr's employment in the case of a merger or reclassify Mr. Starr without cause prior to the expiration of the employment agreement, the Company must retain Mr. Starr as an employee or consultant for a period of five years for an aggregate salary of $500,000, payable bi-monthly, or make a lump sum payment of $300,000. The agreement automatically renews for successive five year periods unless terminated by either party upon proper notice. On March 30, 2007,The Board of Directors of ZAP did approve the extension of the employment agreement with Mr. Starr through October 1, 2013.

William Hartman, Chief Financial Officer

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

Amos Kazzaz, Chief Operating Officer

We entered into an employment agreement with Amos Kazzaz on August 28, 2007. The agreement provides that Mr. Kazzaz will serve as Chief Operating Officer of ZAP through August 28, 2010, and receive a salary at $120,000, with annual reviews. Mr. Kazzaz also receives all other benefits as are afforded to our employees and a Company car, or a car allowance of $5,000 per year in lieu of a Company car. In the event ZAP terminates his employment without cause, Mr.Kazzaz is entitled to his full salary for the remainder of the term of the agreement.

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

------------------------------------------------------------------------------------------------------------------------------------
                                                    OPTION AWARDS                                                 STOCK AWARDS

                                                                                                                          Equity
                                                                                                                          incentive
                                                                                                              Equity      plan
                                                                                                              incentive   awards:
                                                                                                              plan        Market or
                                                                                                              awards:     payout
                                                 Equity                                                       number of   value of
                                                 Incentive                                                    unearned    unearned
                                                 Plan Awards:                                     Market      shares,     shares,
                     Number of    Number of      Number of                            Number of   value of    units or    units or
                     securities   securities     Securities                           shares or   shares or   other       other
                     underlying   underlying     underlying                           units of    units of    rights      rights
                     unexercised  unexercised    unexercised   Option     Option      stock that  stock that  that have   that have
                     options (#)  options (#)    unearned      exercise   expiration  have not    have not    not vested  not vested
Name                 Exercisable  Unexercisable  options (#)   price ($)  date        vested (#)  vested ($)  (#)         ($)
Steve Schneider (3)  220,000      -              -             0.23       7/5/12

Steve Schneider (3)  550,000                     -             1.15       6/23/14

Steve Schneider (2)  566,117                     -             1.20       11/16/14

Steve Schneider (2)  348,588                     -             0.85       6/7/15

Steve Schneider (2)  572,686                                   0.94       11/9/17

Steve Schneider (4)  1,063,480                                 1.08       7/1/12

Steve Schneider (4)  2,690,000                                 1.08       7/1/12

Steve Schneider (4)  3,190,000                                 1.08       7/1/12

Steve Schneider (4)  3,025,000                                 0.91       7/1/12

Steve Schneider (4)  1,690,786                                 0.91       7/1/12

Steve Schneider (1)  572,686                                   1.00       7/1/12

Steve Schneider (3)  390,966                                   0.83       8/11/16

Gary Starr (4)       1,155,930                                 1.08       7/1/12

Gary Starr (4)       1,144,930                                 1.08       7/1/12

Gary Starr (4)       734,630                                   1.08       7/1/12

Gary Starr (2)       128,334      -              -             1.09       12/19/11

Gary Starr (2)       100,000      -              -             0.23       7/5/12

Gary Starr (2)       550,000                     -             1.15       6/23/14

Gary Starr (2)       566,117                     -             1.20       11/16/14

Gary Starr (2)       348,588                     -             0.85       6/7/15

Gary Starr (2)       390,966      -              -             0.83       8/11/16

Gary Starr (2)       572,686      -              -             0.94       11/9/17

Gary Starr (1)       572,686      -              -             1.00       7/2/12

Gary Starr (4)       1,470,671                                 0.91       7/1/12

Gary Starr (4)       935,000                                   0.91       7/1/12

William Hartman (4)  807,369      -              -             0.91       7/1/12

William Hartman (4)  22,000                                    1.08       7/1/2012

William Hartman (3)  55,000                      -             1.20       11/16/14

William Hartman (3)  27,500       -              -             1.09       12/19/11

William Hartman (3)  82,500                      -             1.15       6/23/14

William Hartman (3)  110,000                     -             0.94       9/18/16

William Hartman (3)  119,869      -              -             1.15       03/30/17

William Hartman (5)  500,000      -              -             1.07       07/30/17

William Hartman (6)  500,000                                   0.78       08/28/18

Amos Kazzaz (3)      439,737                                   1.15       03/30/17

Amos Kazzaz (5)      500,000                                   1.08       08/28/17

Note: All options and warrants issued before February 28, 2007 were adjusted for the 10% stock dividend authorized by the Board of Directors effective on this date.

(1) The award represents warrants which are exercisable at the time of issuance per employment agreement
(2) The award vest at the date of grant. The option has a ten year life. Issued per the employment agreements
(3) The award vests equally over 36 months from date of grant. The option has a ten year life.
(4) The award is warrants to purchase ZAP Common stock, these five year warrants were initially issued on June 1, 2002. In January,2007 they were extended another five years until June 1, 2012 with their original exercise prices also adjusted.
(5) The award vests equally over 36 months from date of grant. The option has a ten year life. Issued per the employment agreement.
(6) The award vested at the date of grant. The option has a ten year life. Issued per the employment agreement

DIRECTOR COMPENSATION

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the outside directors below for the fiscal year ended December 31, 2008.

Compensation of Directors

The outside directors receive $500 and a grant of $500 of common stock for attendance at each Board meeting and each committee meeting. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings. Only Peter Scholl received funds of $11,250 for the year ended December 31, 2008.

Both Gary Starr and Randall Waldman resigned as Directors in early 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 27, 2009, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each Named Executive Officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 21, 2009. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 70,010,606 shares of common stock outstanding as of March 27, 2009, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 27, 2009.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

                                               Shares
                                            Beneficially           Percentage
Name and Address                               Owned                of Class
--------------------------------------------------------------------------------


Beneficial Owners of More than 5%:
Jeffrey G. Banks (1),the Banks Group          4,136,297               5.91%

Current Directors, Nominees and Named
Executive Officers:

Steven Schneider (2)                          17,952,487             25.64%

Gary Starr (3)                                 9,679,287             13.83%

Eqbal Al Yousuf (4)                            9,303,428             13.29%

William Hartman (5)                            2,625,639              3.75%

Amos Kazzaz (6)                                1,123,819              1.61%

Peter Scholl *

All Directors and Executive Officers
 as a group (6) persons)                      40,684,660             58.12%
--------------------------------------------------------------------------------
---------------
*                 Less than 1%.

(1) Includes 2,505,000 warrants to purchase common stock.
(2) Includes 12,231,952 shares of common stock issuable upon the exercise of various warrants and 2,648,357 shares of stock issuable upon the exercise of stock options.
(3) Includes 6,013,846 shares of common stock issuable upon the exercise of various warrants and 2,656,691 shares of stock issuable upon the exercise of stock options.
(4) Shares were issued to Al-Yousuf LLC of which Mr Al-Yousuf is the President
(5) Includes 829,369 shares of common stock issuable upon the exercise of various warrants and 1,394,869 shares of stock issuable upon the exercise of stock options.
(6) Includes 939,721 shares of stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

We have adopted stock incentive plans to provide incentives to attract and retain officers, directors, key employees and consultants. We currently have reserved a total of 30,000,000 shares of our common stock for granting awards, including 1,500,000 shares under our 1999 Incentive Stock Option Plan, 10,000,000 shares under our 2002 Incentive Stock Option Plan, and 4,000,000 shares under our 2006 Incentive Stock Option Plan and 14,500,000 under our 2007 Stock Incentive Plan. All plans were approved by our shareholders. As of December 31, 2008, 643,870 shares of common stock had been issued pursuant to options exercised out of the 2002 plan.

A summary of options under the Company's stock option plans from December 31, 2007 through December 31, 2008 is as follows: (the number of shares is in thousands)

                                                                     Weighted
                                                                      Average
                                                                     Remaining
                                                    Weighted        Contractual
                                     Number of       Average           Term
                                      Shares      Exercise Price    (in years)
--------------------------------------------------------------------------------
Outstanding December 31, 2007           11,276     $       1.03            8.32
Options granted under the plan             104     $       0.84            9.75
Options exercised                         --               --              --
Options forfeited and expired             --               --              --
                                  ------------     ------------    ------------
Outstanding March 31, 2008              11,380     $       1.03            8.33
Options granted under the plan              72     $       0.97            10.0
Options exercised                          (38)    $       0.29
Options forfeited and expired              (33)            --              --
                                  ------------     ------------    ------------
Outstanding June 30, 2008               11,380     $       1.03            8.39
Options granted under the plan             904     $       0.78            10.0
Options exercised                         (137)    $       0.45
Options forfeited and expired             --               --              --
                                  ------------     ------------    ------------
Outstanding September 30, 2008          12,148     $       1.00            8.41
                                  ------------     ------------    ------------
Options granted under the plan            --                       $       --
                                  ------------     ------------    ------------
Options exercised                         --               --              --
                                  ------------     ------------    ------------
Options forfeited and expired             (156)            --              --
                                  ------------     ------------    ------------
Outstanding  December 31, 2008          11,992     $       1.04            8.39
                                  ------------     ------------    ------------

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2008, for those options for which the quoted market price was in excess of the exercise price ("in-the-money-options"). There were 852,500 options were in the money at $0.01 or $8,525 as of December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

RELATED PARTY TRANSACTIONS

Rental arrangements
-------------------

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 for the both years ended December 31, 2008 and 2007, respectively.

Financing provided to the Company by Al-Yousuf LLC
--------------------------------------------------

The company entered into various financing arrangements during the second quarter ended September 30, 2008 with The Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also the Chairman of the Board of ZAP.

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

DIRECTOR INDEPENDENCE

The following director is an independent director as that term is defined under NASDAQ Rule 4200(a)(15):

Peter Scholl

ITEM 14.  PRINCIPAL ACCOUTANT FEES AND SERVICES.

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by Bagell Josephs,Levine & Co. LLP for the audit of the Company's annual financial statements for the year ended December 31,2008 and 2007

                                              2008             2007
                                          ------------     ------------
              Audit fees:(1)              $    140,000     $    133,000

              Audit-related fees: (2)             --               --

              Tax fees:(3)                        --               --

              All other fees:(4)                  --               --
                                          ------------     ------------
              Total                       $    140,000     $    133,000
                                          ============     ============

(1) Audit fees include fees invoiced for the audit of the Company's annual financial statements and the quarterly reviews of these statements, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company's financial statements.
(2) This category includes fees billed for assurance and related services that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under "Audit Fees," and generally consist of fees for due diligence in connection with acquisitions, registration statements, accounting consultation and audits of employee benefit plans.
(3) This category includes fees billed for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. (4) The Company generally does not engage Bagell, Joseph, Levine Company, LLC for "other" services.

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

ITEM 15.  EXHIBITS.

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

10.38 Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)

10.39    ZAP Guarantee (18)

10.40    Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41    Joint Venture Negotiations dated September 21, 2006 (20)

10.42 Security Purchase Agreement between ZAP and Certain Institutional Investors (21) 10.43 Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22) 10.44 Form of Convertible Note (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007)

10.45 Form or Warrant (incorporated by reference from our Current Report on Form 8-K filed on February 26, 2007) 10.46 Purchase order from the Electric Vehicle Company, LLC ("EVC") for 10,000 of its Xebra 2007 model year electric vehicles(incorporated by reference from our Current Report on Form 8-K filed on April 26, 2007)

10.47 Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system(incorporated by reference from our Current Report on Form 8-K filed on May 3, 2007)

10.48 Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus markets (incorporated by reference from our Current Report on Form 8-K filed on September 17,
         2007)

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


                                           Date: March 27, 2009



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                          Position                   Date
             ----                          --------                   ----

By:  /S/ STEVEN M. SCHNEIDER      Director and Chief Executive    March 27, 2009
     --------------------------   Officer
     Steven M. Schneider          (principal executive officer)


By:  /S/ WILLIAM HARTMAN          Chief Financial Officer         March 27, 2009
     --------------------------   (principal financial and
     William Hartman              accounting officer)


By:  /S/ Amos Kazzaz              Chief Operating  Officer        March 27, 2009
     --------------------------
     Amos Kazzaz


By:  /S/ Eqbal Al Yousuf          Director                        March 27, 2009
     --------------------------
     Raymond Byrne


By:  /S/ Peter Scholl             Director                        March 27, 2009
     --------------------------
     Peter Scholl