Form 10-Q
period 2009-03-31
ZAP
filed 2009-05-20
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number           001-32534

ZAP

(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 4th Street, Santa Rosa, CA               95401

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

71,560,100 shares of common stock as of May 12, 2009.

ZAP

FORM 10-Q

Part I.      FINANCIAL INFORMATION
Item 1.    Financial Statements
 ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share data)
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$374	$341
Accounts receivable, net of allowance for doubtful accounts of $29 and $33	312	377
Inventories, net	3,031	3,043
Prepaid non-cash professional fees	81	105
Other prepaid expenses and other current assets	807	765
Total current assets	4,605	4,631
Property, and equipment, net of accumulated depreciation	4,040	4,335

OTHER ASSETS
Deposits and other assets	231	260

TOTAL ASSETS	$8,876	$9,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes	$5,892	$2,976
Accounts payable	300	474
Accrued liabilities	1,340	1,575
Deferred revenue	534	587
Total current liabilities	8,066	5,612
LONG-TERM LIABILITIES
Long-term debt, less current portion	—	1,772
Total liabilities	8,066	7,384

SHAREHOLDERS’ EQUITY

Common stock, authorized 400 million shares; no par value; and 70,019,837 shares and 64,630,608 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	127,324	126,347
Accumulated deficit	(126,514)	(124,505)
Total shareholders’ equity	810	1,842
Total liabilities and shareholders’ equity	$8,876	$9,226

 See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)

	Three Months ended March 31,
	2009	2008
NET SALES	$1,076	$1,056

COST OF GOODS SOLD	786	962
GROSS PROFIT	290	94

OPERATING EXPENSES
Sales and marketing	406	390

General and administrative (non-cash stock-based compensation of $1 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively)	1,460	1,999

Impairment of assets	260	—
Research and development	31	15
	2,157	2,404
LOSS FROM OPERATIONS	(1,867)	(2,310)
OTHER INCOME (EXPENSE)
Interest expense, net	(137)	(46)
Other Income	—	1
	(137)	(45)
LOSS BEFORE INCOME TAXES	(2,004)	(2,355)

PROVISION FOR INCOME TAXES	(4)	(4)
NET LOSS	$(2,008)	$(2,359)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING --
BASIC AND DILUTED	67,045	57,355

See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,008)	$(2,359)

Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	—	65
Stock-based compensation for consulting and other services	286	1,209
Stock-based employee compensation	715	318
Excess tax benefits from share-based payment arrangements	250	111
Depreciation and amortization	56	60
Allowance for doubtful accounts	(4)	(3)
Changes in other items affecting operations:
Receivables	69	219
Inventories	12	(522)
Prepaid expenses and other assets	(12)	(211)
Accounts payable	(174)	(53)
Accrued liabilities	(240)	(610)
Deferred revenue	(52)	(42)
Net cash (used in) operating activities	(1,102)	(1,818)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	—	130
Disposal of equipment	240	—
Net cash provided by investing activities	240	130

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	1,145	—
Repayments of long-term debt	—	(26)
Excess tax benefits from share-based payment arrangements	(250)	(111)
Net cash provided by (used in) financing activities	895	(137)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33	(1,825)

CASH AND CASH EQUIVALENTS, beginning of period	341	4,339

CASH AND CASH EQUIVALENTS, end of period	$374	$2,514

See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on  March 31, 2009 (our “2008 10-K”).

Going Concern
Please note the indebtness is due to a related party—Al Yousuf LLC whose President Mr Eqbal Al Yousuf who is also a Director of ZAP and our current Chairman of the Board of ZAP. The management of ZAP is currently in dispute with Al Yousuf regarding the timing of advance repayments.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. However, on May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.3 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr.Haghighi further indicated that AL Yousuf LLC intends to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.

The note with its terms and conditions  were arranged for the Company by Mr. Eqbal Al Yousuf, after becoming our Director and Chairman of the Board of Directors. Mr Eqbal Al Yousuf  is also the President of Al Yousuf LLC. This $10 million Promissory Note was discussed in Notes 5 and 11 in our Form 10K as of December 31, 2008 filed with the SEC on March 31, 2009. The note matures on February 28, 2010.

Unless the Company receives modifications of the note from Mr. Eqbal Al Yousuf, our current Chairman of our Board of Directors and Al Yousuf LLC, it is unlikely that the Company will be able to meet its obligations. The Company is currently seeking modifications of the note with the aforementioned parties.

The Company is currently seeking outside financing . There can be no assurances that additional financing would be available, or if it is available, that it would be on terms acceptable to the Company. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all of its products, existence of competing products in its current and anticipated markets, and its ability to raise capital in a timely manner. Management expects to be able to raise capital; however the Company may not be able to obtain additional financing on  acceptable terms or at all. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. These matters raise substantial doubt about our ability to continue as a going concern.

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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2009, these potentially dilutive securities include options for 12 million shares of common stock, warrants for 48 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis over the terms of the agreement. The Company has recognized approximately $53,000 of license revenue and other adjustments for the three month period ended March 31, 2009, resulting in an ending balance of $534,000.

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

The Company has provided a 6 month warranty for the Xebra® vehicles and other varying product warranties. At March 31, 2009, the Company has recorded a warranty liability for $243,000 for estimated repair costs, down from $253,000 at December 31, 2008.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3   STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 7 to our consolidated financial statements in our 2008Annual Report on Form 10-KSB as filed with the SEC on March 31, 2009. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

Under the provisions of SFAS 123R, we recorded $ 139,000 of stock compensation, net of estimated forfeitures, in  general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended March 31, 2009
Expected Dividend yield	0%
Expected volatility	109.68-106.38
Risk-free interest rate	1.99-3.31%
Expected life (in years) from grant date	2.5 to 6.00
Exercise price	$0.50 to$1.26

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. There was no activity in the stock option plans in the first quarter of 2009. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans where there has been no activity from December 31, 2008 through March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	11,666,000	$.96	8.0
Options granted under the plan	—	—	—	—
Options exercised	—	—	—	—
Options forfeited and expired	—	—	—	—
Outstanding March 31, 2009	11,666,000	$1.03	8.0

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2009, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). There were no options in the money at March 31, 2009.

As of March 31, 2009, total compensation cost of unvested employee stock options is $668,000. This cost is expected to be recognized through September 2011. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2009, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4   INVENTORIES, NET- Inventories are summarized as follows (thousands):

	March 31, 2009	December 31, 2008
Vehicles - conventional	$494	$518
Advanced transportation vehicles	2,054	1,977
Parts and supplies	736	721
Finished goods	270	353
	$3,554	$3,569
Less - inventory reserve	$(523)	$(526)
	$3,031	$3,043

NOTE 5    FINANCING ARRANGEMENT

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

The majority of the Company’s Short-term and Long –Term debt is due on the Promissory Note due to Al Yousuf.

SHORT-TERM DEBT

As of March  31, 2009 the Company had borrowed $3.5 million on the financing facility with Al Yousuf for inventory and funding of operations. On July 30, 2008 the Company was also advanced $1.7 million on the promissory note with Al Yousuf  to pay-off the existing secured note on the Company’s corporate headquarters building which was previously held by an outside party. The total indebtness due to Al Yousuf was $5.2 million and $4 million at March 31, 2009 and December 31, 2008 respectively.  The note matures on February 28, 2010.

In addition the Company borrowed $660,000 from Portable Energy LLC , a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

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

The note bears interest at the greater of 6 month LIBOR plus 250 basis points or 6% per annum and may be converted in whole or in part into securities of the Company November of 2008 in accordance with the terms of the note.  The price was agreed to be at 90% of the closing market price on the date selected for conversion. As on November 13, 2008. On November 28, 2008, AL Yousuf converted the debt of $492,000, which represents principle and interest into 2.1 million shares of ZAP common Stock.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the period ended March 31, 2009.

NOTE 8    SHAREHOLDERS’ EQUITY

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 9    RELATED PARTY TRANSACTIONS

Rental arrangement

The Company rents the retail car lot land and office from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $21,000 for both the three months ended March 31, 2009 and 2008.

Financing provided to the Company by Al Yousuf LLC

The company entered into various financing arrangements during the second and third quarter 2008 with The Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also the Chairman of the Board of ZAP who arranged for the note terms and provisions.

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

As of March 31, 2009, the Company had borrowed $3.4 million for inventory and operational funding. The total amounts due Al Yousuf including the building mortgage mentioned above was  $5.2 million.

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notify us that an outstanding principle for inventory advances of $2.3 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr.Haghighi further indicated that AL Yousuf LLC intends to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.

The note and terms and conditions of the note were arranged for the Company by Mr. Eqbal Al Yousuf, after becoming our Director and Chairman of the Board of Directors. Mr Eqbal Al Yousuf is also the President of Al Yousuf LLC. This $10 million Promissory Note was discussed in Notes 5 and 11 in our Form 10K as of December 31, 2008 filed with the SEC on March 31, 2009.

Unless the Company receives modifications of the note from Mr. Eqbal Al Yousuf, our current Chairman of our Board of Directors and Al Yousuf LLC, it is unlikely that the Company will be able to meet its obligations. The Company is currently seeking modifications of the note with the aforementioned parties. The management of ZAP is currently in dispute with Al Yousuf regarding the timing of advance repayments.

The Company is currently seeking outside financing . There can be no assurances that additional financing would be available,or if it is available, that it would be on terms acceptable to the Company. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all of its products, existence of competing products in its current and anticipated markets, and its ability to raise capital in a timely manner. Management expects to be able to raise capital; however the Company may not be able to obtain additional financing on acceptable terms or at all.

In addition the Company borrowed $660,000 from Portable Energy LLC , a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

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

SEGMENT REPORTING

	Electronic
	Consumer
	Products and		Advanced
	Corporate	Car	Technology
	Expenses	Outlet	Vehicles	Totals
For the 3 months ended of March 31, 2009:

Net Sales	$158	$582	$336	$1,076
Gross profit	59	139	92	290
				-
Net Income (Loss)	(1,700)	35	(343)	(2,008)
Total Assets	5,654	613	2,609	8,876

For the 3 months ended of March 31, 2008:

Net Sales	$129	$292	$635	$1,056
Gross profit (Loss)	(60)	51	103	94

Net Loss	(2,281)	(55)	(23)	(2,359)
Total Assets	8,523	593	1,197	10,313

NOTE 11 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended March 31, (in thousands)
	2009	2008
Cash paid during the period for interest	$76	$15
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Stock and warrants issued for:
Re-payment of 8% Senior debt	$—	$250

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
SUBSIDIARIES

We have the following wholly owned subsidiaries : Voltage Vehicles, a Nevada company (“Voltage Vehicles”), ZAP Rental Outlet, a Nevada company (“ZAP Rentals”), ZAP Stores, Inc., a California company (“ZAP Stores”), ZAP Manufacturing, Inc., a Nevada company (“ZAP Manufacturing”) and ZAP World Outlet, Inc., a California company (“ZAP World”) ; Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location and ZAP Manufacturing is engaged primarily in the distribution of ZAP products

Recent Developments

Some of the noteworthy events for the Company that occurred during the First quarter of 2009 and through the date of this report are as follows:

1.
We introduced a new XL Truck that was designed with a cab for two and a sturdy bed platform capable of transporting 800 lbs. for on-road use. This 100 percent plug-in electric workhorse has convertible, drop-side bed construction to convert to a flatbed.

2.
To help fleets reduce emissions and operating expenses, we introduced a five-passenger, 4-wheel, 100 percent, plug-in electric van. ZAP’s new Shuttle was designed for passenger transport or cargo. The seats are removable so it can convert into a cargo vehicle. The ZAP Shuttle was designed for transportation around large campuses, to and from parking lots, and, because it produces zero emissions, through factories, warehouses and other indoor uses

3.	The tax Stimulus Act signed into law by President Barack Obama recently carries a provision in which buyers of our electric cars, motorcycles and trucks can receive a 10 percent tax credit.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31,
	2009	2008
Statements of Operations Data:
Net sales	100%	100%
Cost of sales	(73.0)	(91.1)
Operating expenses	(200.5)	(227.6)
Loss from operations	(173.5)	(218.7)
Net loss	(186.7)	(223.2)

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Net sales for the quarter ended March 31, 2009 were approximately $1.1million for both periods ended March 31, 2009 and 2008. See Below.

Our first quarter sales of Advanced Technology vehicles such as the Xebra, our three wheeled electric car and Zapino, a full size electric road scooter decreased by $299,000 from $635,000 in 2008 to $336,000 in 2009. The tight US credit market and general economic conditions negatively impacted our dealer sales in 2009.

In our Consumer Product segment first quarter sales increased by $32,000 from $129,000 in 2008 to $161,000 in 2009. The increase was due to sales of our new model of the ZAPPY PRO received in the first quarter of 2009.

We experienced an increase in retail sales by our car lot in the first quarter of $290,000 from $292,000 in 2008 to $582,000 in 2009. The increase was due to a better mix of energy efficient cars and lower cost car models.

Gross profit increased by $196,000 from $94,000 for the first quarter ended March 31, 2008 to $290,000 for the quarter ended  March 31, 2009. The gross margin for the first quarter on 2009 was 27% versus 9% in 2008. See Below.

The first quarter gross profits for our Advanced Technology vehicles decreased  by $11,000 from $103,000 in 2008 to $92,000 in 2009. The decrease was primarily due to less vehicles sales in 2009.

The Consumer Products segment experienced a increase of $119,000 in gross profits in the first quarter of 2009  from a gross loss of $59,000  in 2008 to a gross profit of $60,000 in 2009. The primary reason for the increase was due to new ZAPPY Pro Scooters with better quality.

The gross profits in the first quarter for our car lot sales increased from $51,000 or 20% of sales in 2008 to $139,000 or 24% of sales in 2009. The higher profits are due to the mix of vehicle models sold during the quarter.

Sales and marketing expenses increased by $16,000 from $390,000 for the quarter ended March 31, 2008 to $406,000 in 2009.  As a percentage of sales it represents an increase from 36% to 37%. The primary reason for the increase was increased incentives for salespeople to partially offset the very tight credit economy in 2009.

General and administrative expenses decreased by $539,000 from $2 million for the quarter ended  March 31, 2008 to $1.5 million in 2009. The decrease was due to less professional fees and other operational expenses as a result of cut-backs in personnel.

Impairment of assets represents amounts paid by us to outside contract manufactures that are being disputed by them. The disputes represent pricing and shipping issues. We are uncertain if these disputes can be favorably resolved by us. We are however seeking full repayment of the amounts.

Research and development expenses increased by $16,000 from $15,000 in 2008 to $31,000 in 2009. The increase was primarily due to the building of another working prototype of our concept vehicle the Alias.

Interest expense, net increased from an expense of $46,000 in first quarter 2008 to $137,000 in first quarter of 2009. The increase was due to interest expense on higher loan advances from Al Yousuf.

Other income (expense), net the change in other income was minor at $1,000.

Net Loss for the quarter ended March 31, 2009 was $2 million compared to a net loss of $2.4 million for period ended March 31, 2008.

Liquidity and Capital Resources

In the first three months of 2009 net cash used for operating activities was $1.4 million. Cash used in the first three months of 2009 was comprised of the net loss incurred for the first three months of $2 million plus net non-cash expenses of $1.1 million and the net decrease of $450,000 in operating assets and liabilities. In the first three months of 2008, the Company used cash for operations of $1.9 million was comprised of the net loss of $2.4 million plus net non-cash expenses of $1.6 million, and the net decrease in operating assets and liabilities of $1.1 million.

Investing activities provided cash of $241,000 and $130,000 in the first three months ended March 31, 2009 and 2008 respectively. The increase in cash was due to disposal of property and equipment.

Financing activities for the first three months ended March 31, 2009 provided cash of $1.1 million compared with investing activities using cash of $26,000 in 2008. In 2009, we borrowed $2.9 million in advances from the credit facility from Al Yousuf LLC. In 2008 we use cash to make  payments on long term debt.

The Company had cash of $374,000 at March 31, 2009 as compared to $2.5 million at March 31, 2008. The Company had working capital deficit  of $1.1 million and working capital of $2.9 million for the periods ended March 31, 2009 and 2008 respectively.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at March 31, 2009 and 2008, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Our future offerings that are currently in the developmental stage include:

o	The ZAP Alias, which has a target price of $32,500 per vehicle and an estimated range of 100 miles per charge. This vehicle launch date is for late in 2009.

o	The ZAP Truck XL, which is a low speed 4 wheel utility truck and having a MSRP of approximately $14,900.

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

We are developing a $35,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM).

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

The ZAPPY 3 Personal Transporters

Seaway’s highly publicized “human transporter to change the world” unearthed a growing need for a “scooter for adults,” better known as personal electric transportation. The Company responded to this demand by designing the ZAPPY3. Unlike the Segway, the ZAPPY3’s 3-wheeled vehicle design provides stability and maneuverability allowing just about anyone to ride this vehicle without training. It has a top speed of 15 mph.

The ZAPPY3 retail focus has continued strong in 2009. As the product line has gained momentum and market acceptance, we plan to grow distribution in the retail channel through larger regional and specialized chain stores.

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

Off-Road Vehicles

All terrain vehicle (“ATV”) manufacturers recognized in excess of $5.0 billion in revenues in 2006 with the market for ATVs. In the United States alone, approximately 800,000 units were sold in 2006. To date, most of the ATV’s on the market are gas-powered. We believe electric ATV’s have practical environmental benefits over their gas-powered counterparts: they are silent and generate no emissions. Moreover, there are now over 8,000 organic farms in the United States which are committed to reducing pollutants that may put organic certification at risk. The electric ATVs can provide the ruggedness of the traditional ATV in areas never before accessible, while being more versatile than golf carts.

We entered the electric ATV market in 2006 with our ZAP Buzz mini ATV. The Buzz has a 450 watt geared-motor and a top speed of 15 mph with a range of approximately 20 miles. In the 1st quarter of 2007, we introduced the 800 watt “mid size” ATV for sale in the United States and some of our existing ZAP dealers already have placed preorders. We launched a heavy duty ATV in the 4th quarter 2008 with product features and styling comparable to existing gas-models. We believe our position as an innovator in the electric vehicle market, coupled with first-mover advantage in the electric ATV market, will allow us to capitalize on this market segment. If we are able to capture 1% of the all terrain vehicle market share, it could equate to over $40 million in revenues per year. However, there can be no assurances that we will be able to achieve such market share.

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

We incurred net losses of $2 million, $9.8 million, $28 million, for the three months  ended March 31, 2009 and the years ended December 31, 2008, 2007 respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

The Company’s performance is substantially dependent upon the services of its executive officers and other key employees, as well as on its ability to recruit, retain, and motivate other officers and key employees. Competition for qualified personnel is intense and there are a limited number of people with knowledge of and experience in the advanced technology vehicle industry. The loss of services of any of our officers or key employees, or our inability to hire and retain a sufficient number of qualified employees, will harm our business. Specifically, the loss of Mr. Schneider, our Chief Executive Officer or Mr. Starr, our co-founder, whose specialized knowledge of the electric vehicle industry is essential to our business, would be detrimental. We have employment agreements with Mr. Schneider and Mr. Starr that provide for their continued service to the Company until October 1, 2013.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. (This suit is related to the Nevada case of Robert Chauvin, et al. v. Voltage Vehicles, et al. discussed immediately above.) In its complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. The complaint was subsequently amended a second and third time. The Fourth Amended Cross complaint contains six causes of action, specifically: fraudulent misrepresentation; breach of written contracts – asset purchase agreements; negligence; negligent misrepresentation; securities fraud; and contract rescission for fraud in the inducement.  The Fourth Amended Cross-complaint seeks general damages in an amount in excess of $500,000, damages for Cross-complainants’ lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $500,000 for Cross-complainants’ mental pain, a sum in excess of $500,000 for willful and wanton misconduct, rescission of the license agreement and consideration paid to Cross-complainants, with interest, costs and attorneys’ fees, and such other and further relief the court may deem just and equitable.  ZAP and Voltage Vehicles anticipate responding to the Fourth Amended Cross-complaint and filing a motion for summary judgment, or in the alternative summary adjudication, shortly thereafter.

CIT Communications Finance Corporation v. ZAP, formerly known as ZapWorld.com and as Zap Power Systems, and DOES 1-20, complaint filed on February 26, 2008, Case No. 242445, in the Superior Court of California, County of Sonoma.  The Complaint of CIT Communications Finance Corporation (“CIT”) is based on three telephone equipment leases CIT alleges it, through its predecessors in interest, has with ZAP.  The Complaint includes five causes of action:  (1) breach of written lease agreements; (2) recovery of personal property; (3) conversion; (4) quantum valebant; and (5) quantum meruit or unjust enrichment.  CIT alleges ZAP entered into the leases, never returned the equipment, and, in or about June 2002, ceased payment of amounts owed under the leases.  CIT is seeking return of the equipment and a monetary award covering amounts allegedly owed under the leases, which is in excess of $108,967.26.  CIT is also seeking reimbursement of its attorneys’ fees and costs of suit as purportedly allowed under the leases.  ZAP filed its Answer to the Complaint on April 24, 2008.  The parties litigated an application by CIT for a writ of attachment and a motion for summary judgment filed by ZAP, both of which the Court denied.  Trial was originally set to begin on May 1, 2009, but the parties reached a tentative agreement on a settlement framework and agreed to continue the trial date until May 8, 2009.  The parties are negotiating the language of a settlement agreement and anticipate finalizing and executing the settlement agreement before the new trial date.  The settlement will require ZAP to pay CIT $50,000, plus interest computed at five percent (5%) per annum, in installments through October 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended March 31, 2009 that were not previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On  February 27, 2009, the Company issued 504,500 shares of common stock for professional services valued at $88,500.

Item 3. Defaults Upon Senior Securities

Please note the indebtness is due to a related party—Al Yousuf LLC whose President Mr Eqbal Al Yousuf is also a Director of ZAP and our current Chairman of the Board of ZAP. The management of ZAP is currently in dispute with Al Yousuf regarding the timing of advance repayments.

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.3 million plus monthly interest payments have not been paid as required by a $10 million Promissory Note.  The Al Yousuf LLC is a family held private entity located in Dubai of the United Emirates and is a major shareholder of ZAP.  The note with its terms and conditions were arranged for the Company by Mr. Eqbal Al Yousuf, after becoming our Director and Chairman of the Board of Directors. This $10 million Promissory Note was discussed in Notes 5 and 11 in our Form 10K as of December 31, 2008 filed with the SEC on March 31, 2009. The note matures on February 28, 2010. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.

Mr.Haghighi further indicated that AL Yousuf LLC intends to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California

Unless the Company receives modifications of the note from Mr. Eqbal Al Yousuf, our current Chairman of our Board of Directors and Al Yousuf LLC, it is unlikely that the Company will be able to meet its obligations. The Company is currently seeking modifications of the note with the aforementioned parties.

The Company is currently seeking outside financing. There can be no assurances that additional financing would be available, or if it is available, that it would be on terms acceptable to the Company. The Company’s future liquidity and capital requirements will depend on numerous factors, including successful development, marketing and sale of advanced technology vehicles, protection of intellectual property rights, costs of developing its new products, including the necessary intellectual property rights, obtaining regulatory approvals for its new products, market acceptance of all of its products, existence of competing products in its current and anticipated markets, and its ability to raise capital in a timely manner. Management expects to be able to raise capital; however the Company may not be able to obtain additional financing on acceptable terms or at all.

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

ZAP

Dated: May 20, 2009	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

ZAP

Dated: May 20, 2009	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)