Form 10-Q
period 2009-06-30
ZAP
filed 2009-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

102,676,399 shares of common stock as of August 12, 2009.

ZAP

FORM 10-Q

INDEX

Part I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

 ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except per share data)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,213	$341
Accounts receivable, net of allowance for doubtful accounts of $29 and $33	189	377
Inventories, net	2,749	3,043
Prepaid non-cash professional fees	325	105
Other prepaid expenses and other current assets	393	765
Total current assets	4,869	4,631
Property, and equipment, net of accumulated depreciation	3,983	4,335

OTHER ASSETS
Deposits and other assets	270	260

TOTAL ASSETS	$9,122	$9,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes	$5,951	$2,976
Accounts payable	219	474
Accrued liabilities	1,851	1,575
Deferred revenue	466	587
Total current liabilities	8,487	5,612
LONG-TERM LIABILITIES
Long-term debt, less current portion	—	1,772
Total liabilities	8,487	7,384

SHAREHOLDERS’ EQUITY

Common stock, authorized 400 million shares; no par value; and 82,676,399 shares and 64,630,608 shares issued and outstanding at June 30, 2009 and December 31 2008, respectively	130,707	126,347
Subscription receivable from shareholders	(1,000)	—
Accumulated deficit	(129,072)	(124,505)
Total shareholders’ equity	635	1,842

Total liabilities and shareholders’ equity	$9,122	$9,226

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
NET SALES	$769	$1,923	$1,845	$2,979

COST OF GOODS SOLD	950	1,700	1,736	2,662
GROSS PROFIT (LOSS)	(181)	223	109	317

OPERATING EXPENSES
Sales and marketing	288	412	694	802

General and administrative (non-cash stock-based compensation of $1million and $1.1 million and $2.1 million and $1.6 million for the three and six months ended June 30, 2009 and 2008, respectively)	1,682	1910	3,142	3,909

Impairment of assets	196	—	456	—

Research and development	51	303	82	318
	2,217	2,625	4,374	5,029
LOSS FROM OPERATIONS	(2,398)	(2402)	(4,265)	(4,712)
OTHER INCOME (EXPENSE)
Interest expense, net	(160)	(184)	(297)	(230)
Other income (expense), net	3	(44)	3	(43)
	(157)	(228)	(294)	(273)
LOSS BEFORE INCOME TAXES	$(2,555)	$(2,630)	$(4,559)	$(4,985)

PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(2,555)	$(2,630)	$(4,563)	$(4,989)

NET LOSS PER COMMON SHARE
--- BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.06)	$(0.09)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
--- BASIC AND DILUTED	73,002	58,596	70,040	57,974

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,563)	$(4,989)

Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	—	156
Stock-based compensation for consulting and other services	593	2,085
Excess tax benefit from share based payment arrangements	541	202
Stock-based employee compensation	1,547	576
Depreciation and amortization	152	131
Allowance for doubtful accounts	(4)	(41)
Changes in other items affecting operations:
Receivables	192	107
Inventories	294	92
Prepaid expenses and other assets	362	(900)
Accounts payable	(255)	(78)
Accrued liabilities	272	(323)
Deferred revenue	(121)	(115)
Net cash used for operating activities	(990)	(3,097)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(22)
Disposal of equipment	222	111
Net cash provided by investing activities	200	111

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000	—
Payoff of convertible debt	—	(431)
Re-issuance of convertible debt	—	475
Proceeds from short-term debt	1,203	—
Repayments of long-term debt	—	(49)
Excess tax benefit from share based payment arrangements	(541)	(202)
Net cash provided by (used for) financing activities	1,662	(207)

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	872	(3,193)

CASH AND CASH EQUIVALENTS, beginning of period	341	4,339

CASH AND CASH EQUIVALENTS, end of period	$1,213	$1,146

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on  March 31, 2009 (our “2008 10-K”).

Alleviation of Going Concern as noted in our Form 10Q for March 31, 2009 filed on May 20, 2009 with respect to our dispute with a related party . This was in regard to the timing of advance repayments on a loan with Al Yousuf LLC. The Secured Promissory Note was arranged by Mr. Eqbal Al Yousuf our current Chairman of the Board of Directors and also the President of Al Yousuf LLC.

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.  The total due on the note is approximately $4.7 million at June 30, 2009 with inventory advances totaling $2.9 million and a building loan of $1.8 million plus interest.

In lieu of modifying the note, we have signed a Settlement Agreement (Term Sheet) to transfer real property to Al Yousuf LLC to satisfy the obligation outstanding. The completion of the agreement is subject to an independent appraisal of the property and building by an outside party.  Our discussions are continuing, and we believe that we can resolve the matter with Al Yousuf LLC by the end of September of 2009. As of June 30, 2009, the Company had borrowed $2.9 million for inventory and operational funding. The total amounts due Al Yousuf per the settlement agreement including the building mortgage mentioned above is $4.7 million.

We have also experienced the following transactions that will strengthen our liquidity and ability to carryout our current business plan:

1)
On August 6, 2009, we completed a private placement with a new investor for a total of $5 million for 20 million shares of common stock. In conjunction with the transaction we also entered into a secured loan facility with the Investor pursuant to a Secured Convertible Promissory Note.  The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012.

2)
In June of 2009, we completed a private placement with one of our large shareholders (two of his controlled entities) for a total of $2 million for 8 million shares of common stock. One half or $1 million was received and the other $1 million is due throughout 2010 in accordance with the terms of the shareholder note receivable. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.

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

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2009, these potentially dilutive securities include options for 11 million shares of common stock, warrants for 48.7 million shares of common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported for notes payable approximates fair value because in general, the interest on the underlying instruments fluctuates with market rates.

COMMON STOCK ISSUED FOR OTHER THAN CASH
Services performed and other transactions settled in the company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable, than the fair value of the consideration received.

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year.  As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis over the terms of the agreement. The Company has recognized approximately $53,000 and $121,000 of license revenue and other adjustments for the three and six month period ended June 30, 2009, resulting in an ending balance of $466,000.

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

The Company has provided a 6 month warranty for the Xebra®, ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. At June 30, 2009, the Company has recorded a warranty liability for $446,000 for estimated repair costs, up from $253,000 at December 31, 2008. During the second quarter ended June 30, 2009, the Company established a liability for a safety recall on the Xebras previously sold of approximately $240,000.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3    STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 8 to our consolidated financial statements in our 2008Annual Report on Form 10-K as filed with the SEC on March 31, 2009. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

Under the provisions of SFAS 123R, we recorded $ 137,000 of stock compensation, net of estimated forfeitures, in  general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2009 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended June 30, 2009
Expected Dividend yield	0%
Expected volatility	109.68-153.98
Risk-free interest rate	2.64-3.31%
Expected life (in years) from grant date	2.5 to 6.00
Exercise price	$0.50 to $1.26

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and six months ended June 30, 2009 was $0 and $0.40, respectively.  We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2008 through June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	11,666,000	$.96	8.0	—
Options granted under the plan	—	—	—	—
Options exercised	—	—	—	—
Options forfeited and expired	—	—	—	—
Outstanding March 31, 2009	11,666,000	$1.03	8.0	—
Options granted under the plan	1,150,000	0.40	10.0	—
Options exercised	—	—	—	—
Options forfeited and expired	2,542,000	—	—	—
Outstanding June 30, 2009	10,274,000	$0.97	8.9	—

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2009, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). There were no options in the money at June 30, 2009.

As of June 30, 2009, total compensation cost of unvested employee stock options is $531,000. This cost is expected to be recognized through September 2011. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended June 30, 2009, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4    INVENTORIES, NET- Inventories are summarized as follows (thousands):

	June 30, 2009	December 31, 2008
Vehicles - conventional	$454	$518
Advanced transportation vehicles	1,937	1,977
Parts and supplies	757	721
Finished goods	318	353
	$3,466	$3,569
Less - inventory reserve	$(717)	$(526)
	$2,749	$3,043

NOTE 5    SHORT-TERM DEBT

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.  The total due on the note is approximately $4.7 million at June 30, 2009 with inventory advances totaling $2.9 million and a building loan of $1.8 million plus interest.

In lieu of modifying the note, we have signed a Settlement Agreement (Term Sheet) to transfer real property to Al Yousuf LLC to satisfy the obligation outstanding. The completion of the agreement is subject to an independent appraisal of the property and building by an outside party.  Our discussions are continuing, and we believe that we can resolve the matter with Al Yousuf LLC by the end of September of 2009. As of June 30, 2009, the Company had borrowed $2.9 million for inventory and operational funding. The total amounts due Al Yousuf per the settlement agreement including the building mortgage mentioned above is $4.7 million.

In addition the Company borrowed $760,000 from Portable Energy LLC , a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended June 30, 2009.

NOTE 8    SHAREHOLDERS’ EQUITY

 ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 9    RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $42,000 for both the six months ended June 30, 2009 and 2008.

Notes Receivables Shareholders

In June of 2009, we completed a private placement for $2,000,000 in exchange for 8,000,000 shares of Common Stock at $0.25 per share. The aggregate proceeds from the placement of the Common Stock of $2,000,000 will be released in stages through the 4th quarter of 2010. The proceeds from the placement of the Common Stock will be used for general and administrative operating expenses and to continue the Company’s accelerated R&D on the new electric vehicles in the planning pipeline. The transaction was done with one of our large existing shareholders and two of his controlled entities.

In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.

Financing provided to the Company by Al Yousuf LLC , Whose President is Our Chairman of  the Board

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.  The total due on the note is approximately $4.7 million at June 30, 2009 with inventory advances totaling $2.9 million and a building loan of $1.8 million plus interest.

In lieu of modifying the note, we have signed a Settlement Agreement (Term Sheet) to transfer real property to Al Yousuf LLC to satisfy the obligation outstanding. The completion of the agreement is subject to an independent appraisal of the property and building by an outside party.  Our discussions are continuing, and we believe that we can resolve the matter with Al Yousuf LLC by the end of September of 2009. As of June 30, 2009, the Company had borrowed $2.9 million for inventory and operational funding. The total amounts due Al Yousuf per the settlement agreement including the building mortgage mentioned above is $4.7 million.

In addition the Company borrowed $760,000 from Portable Energy LLC , a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand

NOTE 10  SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified  three reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and ATV’s,  operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra (™), ZAP Truck and ZAP Shuttle Van electric vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products.

Car outlet represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles, now the Xebra, a three-wheeled plug in electric vehicles, ZAP Truck and ZAP Shuttle Van, four wheeled LSV plug in electric vehicles to retail customers.

Advanced Technology Vehicles represents the sales activity of advanced technology vehicles, now the Xebra, a three-wheeled plug in electric vehicle, ZAP Truck and ZAP Shuttle Van, four wheeled LSV plug in electric vehicles to ZAP Dealers through-out the U.S.

Segment results are summarized as follow (in thousands):

	Electronic Consumer Products and Corporate Expenses	Car Outlet	Advanced Technology Vehicles	Totals

For the 3 months ended of June 30, 2009

Net Sales	$124	$290	$355	$769
Gross profit (Loss)	(100)	61	(142)	(181)
				–
Net Income (Loss)	(1,976)	(34)	(545)	(2,555)
Total Assets	6,384	561	2,177	9,122

For the 3 months ended of June 30, 2008:

Net Sales	$118	$430	$1,375	$1,923
Gross profit (Loss)	(16)	(26)	265	223
				–
Net Income (Loss)	(2,406)	(140)	(84)	(2,360)
Total Assets	7,509	514	999	9,022

For the 6 months ended of June 30, 2009:

Net Sales	$282	$872	$691	$1,845
Gross profit (Loss)	(41)	200	(50)	109
				–
Net Income (Loss)	(3,676)	1	(888)	(4,563)
Total Assets	6,384	561	2,177	9,122

For the 6 months ended of June 30, 2008:

Net Sales	$248	$722	$2,009	$2,979
Gross profit (Loss)	(78)	26	369	317
				–
Net Income (Loss)	(4,740)	(189)	(60)	(4,989)
Total Assets	7,509	514	999	9,022

NOTE 11  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30, (in thousands)
	2009	2008
Cash paid during the period for interest	$76	$—
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Reclassification of long term debt to short term:
Increase in short term debt	1,772	—
Decrease in long term debt	(1,772)	—
Stock and warrants issued for:
Re-payment of 8% Senior debt	$—	$431

NOTE 12  SUBSEQUENT EVENT

On August 6, 2009, the Company entered into a securities purchase agreement with Cathaya Capital, L.P., a Cayman Islands exempted limited partnership . Pursuant to the Agreement, the Investor purchased 20 million shares of the Company’s Common Stock at a price of $0.25 per share  for an aggregate purchase price of $5 million.

On August 6, 2009, the Company also entered into a secured loan facility with the Investor pursuant to a Secured Convertible Promissory Note.  The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012.  The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime.  The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012.  The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the Second quarter of 2009 and through the date of this report are as follows:

1.	We raised additional capital of $7 million through two private placements and also entered into a $10 million financing facility for inventory purchases.

2.
Advanced Battery Technologies through its wholly owned subsidiary Wuxi Zhongqiang Autocycle Co., Ltd, has signed a distribution agreement with us for advanced, large-format Polymer Lithium-Ion battery technology. Compared to lead acid batteries, these new batteries make electric vehicles lighter, faster and more responsive. These are some of the first larger-format lithium batteries that are in volume production. We will also be integrating large-format lithium batteries in its pickups and vans as well as vehicles under development like the Alias roadster.

3.
To help automotive fleets reduce emissions and operating expenses we have begun distributing a five-passenger van and a new XL Truck both of which are 4-wheel, 100 percent, plug-in electric vehicles. The new Shuttle was designed for passenger transport or cargo. The seats are removable so it can convert into a cargo vehicle. While our new XL Truck was designed with a roomy cab for two and a sturdy bed platform capable of transporting 800 lbs. for on-road use and up to 1,600 lbs. capacity for private roads and facilities.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(123.5)	(88.4)	(94.1)	(89.4)
Operating expenses	(288.3)	(136.5)	(237.1)	(168.8)
Loss from operations	(311.8)	(124.9)	(231.2)	(158.2)
Net loss	(332.2)	(136.8)	(247.3)	(167.5)

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Net sales for the quarter ended June 30, 2009 were $769,000 compared to $1.9 million for the period ended June 30, 2008.

Our second quarter sales of Advanced Technology vehicles such as the Xebra, our three wheeled electric car and Zapino a full size electric road scooter decreased from $1.4 million in 2008 to $355,000 in 2009. The decrease is not only due to the current recession but also to our transitioning from 3 wheel to 4 wheel electric vehicles.

We experienced a decrease in retail sales by our car lot in the second quarter of $140,000 from $430,000 in 2008 to $290,000 in 2009. This underperformance was driven by the current economic recession.

In our Consumer Product segment second quarter sales increased slightly from $118,000 in 2008 to $124,000 in 2009 for the second quarter ended June 30. The increase was due to the introduction of our new ZAPPY 3 Pro Scooter in 2009.

Gross profit (loss) decreased by $404,000 from a gross profit of $223,000 for the second quarter ended June 30, 2008 to a gross loss of $181,000 for the quarter ended June 30, 2008.

The second quarter gross loss for our Advanced Technology vehicles decreased from a $265,000 gross profit for the period ended June 30, 2008 to a gross loss of $50,000 for the period ended June 30, 2009. The primary reason for the decrease was the establishment of an allowance for the Xebra repairs. We received a safety recall from the government to reduce the brakes stopping distance to comply with current standards.
The Consumer Products segment experienced an increase in gross loss in the second quarter from $16,000 in 2008 to a gross loss of $100,000 in 2009. The increase was due to an inventory allowance to reflect our phase out of certain inventory held in our Latin America location. We anticipate that the market value is less than our carrying value.

The gross loss in the second quarter for our car lot increased from $26,000 in 2008 to $61,000. The lower profits are due to the current recession and the mix of vehicle models sold during the quarter. The decrease was primarily due to lower sales volumes.

Sales and marketing expenses decreased by $124,000 from $412,000 for the quarter ended June 30, 2008 to $288,000 in 2008. The decrease was due to the elimination of certain sales and marketing positions in the second quarter ended June 30, 2009.

General and administrative expenses decreased by $228,000 from $1.9 million for the quarter ended June 30, 2008 to $1.7 million in 2009. The reason for the decrease was due to less consulting and professional fees. In addition, various general and administrative positions were either eliminated or work time cut-back in the second quarter ended June 30, 2009.

Research and development expenses decreased by $252,000 from $303,000 in 2008 to $51,000 for the second quarter ended June 30, 2009. Last year in the second quarter of 2008, we incurred start-up expenses for a new venture that we postponed in the fourth quarter of 2008.

Impairment of Assets represents disputes with foreign outside contract manufacturers over products, mostly parts that we believe belong to us and are being held by them. We are uncertain if these disputes can be favorably resolved by us. We are however seeking full repayment for the products.

Interest expense, net decreased from an expense of $184,000 in second quarter 2008 to $160,000 in second quarter of 2009. The decrease was due to lower interest bearing balances on the 8% senior convertible debt held by third parties. In the last quarter of 2008, the loan was repaid by an advance made by Al Yousuf to the outside party.

Other expense, net decreased from an expense of $44,000 for the second quarter of 2008 to other income of $3,000 in the second quarter of 2009. The decrease was due to less one time charges for charitable contributions that were made in the second quarter of 2008.

Net Loss for the both of the second quarters ended June 30, 2009 and 2008 was approximately $2.6 million.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2009, were $1.9 million compared to $2.9 million for the six months ended June 30 in the prior year.

Sales in the Advanced Technology segment decreased from $2 million in 2008 to $691,000 in 2009. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first six months of 2009. In addition, we also decreased our production of three wheel electric vehicles to transition to 4 wheel electric vehicles.

We experienced an increase of $34,000 in sales of consumer products from $248,000 in 2008 to $282,000 in 2009 due to the introduction of the new ZAPPY 3 Pro Scooter in 2009.

Our retail car lot experienced an increase in sales from $722,000 in 2008 to $872,000 in 2009. The increase was due to strong sales in the first quarter of 2009. Due to the current recession many consumers chose lower priced pre- owned vehicles that are distributed through our retail car outlet.

Gross profit (loss) was $317,000  for the six months ended June 30, 2008 compared to $109,000 for the six months ended June 30, 2009 resulting in a decrease of $208,000.

In our Advanced Technology segment our gross profit decreased from a gross profit of $369,000  to a gross loss of $50,000. The decrease was primarily due to lower sales volumes and the establishment of an allowance to repair Xebras for the safety recall.

In our Consumer Products segment we experienced a decrease of $37,000 in gross loss from $78,000 in 2008 to a gross loss of $41,000 in 2009. The gross loss was less due to higher sales volumes and better margins on the new ZAPPY 3 Pro Scooter.

Gross profits in our retail car lot increased $174,000 from $26,000 for the six months ended June 30, 2008 to $200,000 for the six months ended June 30, 2009. The increase in gross profits was due to higher sales volumes and better mix of vehicle models with higher margins.

Sales and marketing expenses in the first six months of 2009 decreased by $108,000 from $802,000 in 2008 to $694,000 in 2009. The decrease was due to less expenses for outside consultants and elimination of certain sales and marketing positions.

General and administrative expenses for the six months ended June 30, 2009 decreased by $767,000 from $3.9 million in 2008 to $3.1 million in 2009.  The decrease was due to less legal and professional fees. In addition, various general and administrative positions were either eliminated or work time cut-back.

Research and development expenses decreased by $236,000 from $318,000 in 2008 to $82,000 in 2009. The decrease was the result of less one time charges as in 2008 for the development of an R&D venture for various products to be developed in China.

Impairment of Assets represents disputes with foreign outside contract manufacturers over products, mostly parts, that we believe belong to us and are being held by them. In addition, we made certain payments for vehicle production that we believe were not shipped as promised. We are uncertain if these disputes can be favorably resolved by us. We are however seeking full repayment for the products.

Interest expense, net increased by $67,000 from an interest expense of  $230,000 for the first six months of 2008 to interest expense of $297,000 in the six months ended June 30, 2009. The increase was due to borrowings on the Financing arrangement with Al Yousuf that was established on June 30, 2008.

Other Income (expense) decreased from  an expense of $43,000 for the six months ended June 30, 2008 to other income of $3,000 in the first six months of 2009. The decrease was due less one time charges for charitable contributions that were done in 2008.

Net Loss was $4.6 million for the six months ended June 30, 2009 as compared to a net loss of $4.9 million for period ended June 30, 2008.

Liquidity and Capital Resources

In the first six months of 2009 net cash used for operating activities was $990,000. Cash used in the first six months of 2009 was comprised of the net loss incurred for the first six months of $4.6 million plus net non-cash expenses of $2.83 million and the net increase of $744,000 in operating assets and liabilities. In the first six months of 2008, the Company used cash for operations of $3.0 million was comprised of the net loss of $4.9 million plus net non-cash expenses of $3.2 million, and the net decrease in operating assets and liabilities of $1.3 million.

Investing activities provided cash of $200,000 and $111,000 in the first six months ended June 30, 2009 and 2008, respectively. The disposal of equipment resulted in increases to cash.

Financing activities for the first six months ended June 30, 2009 provided cash of $1.662 million compared with financing activities that used cash of $207,000 in 2008. In 2009, we received $1 million from a private placement and another $1.2 million through short term borrowings.

The Company had cash of $1,213 million at June 30, 2009 as compared to $1,146 at June 30, 2008. The Company had working capital deficit of $3.6 million and working capital of $1.2 million for the periods ended June 30, 2009 and 2008 respectively.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.  The total due on the note is approximately $4.7 million at June 30, 2009 with inventory advances totaling $2.9 million and a building loan of $1.8 million plus interest.

In lieu of modifying the note, we have signed a Settlement Agreement (Term Sheet) to transfer real property to Al Yousuf LLC to satisfy the obligation outstanding. The completion of the agreement is subject to an independent appraisal of the property and building by an outside party.  Our discussions are continuing, and we believe that we can resolve the matter with Al Yousuf LLC by the end of September of 2009. As of June 30, 2009, the Company had borrowed $2.9 million for inventory and operational funding. The total amounts due Al Yousuf including the building mortgage mentioned above are $4.7 million.

We have experienced the following transactions that strengthen our liquidity:

1)  On August 6, 2009, we completed a private placement with a new investor for a total of $5 million for 20 million shares of common stock. In conjunction with the transaction we also entered into a secured loan facility with the Investor pursuant to a Secured Convertible Promissory Note.  The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012.

2)  In June of 2009, we completed a private placement with one of our large shareholders (two of his controlled entities) for a total of $2 million for 8 million shares of common stock. One half or $1 million was received and the other $1 million is due throughout 2010 in accordance with the terms of the shareholder note receivable. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at June 30, 2009 and 2008, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Today, ZAP is continuing its focus as one of the pioneers of advanced transportation technologies and leveraging its place in the market as a magnet for new technologies. The Company believes there is a growing and underrepresented market for fuel efficient transportation vehicles and we are capitalizing on the opportunities enhanced by heightened environmental awareness, climate changes and economic pressures. The technology is available to deliver transportation solutions that are practical and affordable. With our products such as the XEBRA, ZAP Truck, ZAP Shuttle Van and ZAPPY 3, ZAP is already delivering such solutions to the market. Our goal is to become one of the largest and most complete brand and distribution portals in the United States for advanced technology vehicles and 100% plug-in electrics.

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

In 2009, we introduced the ZAP Truck XL, which is a low speed 4 wheel utility truck and having a MSRP of approximately $14,900. The ZAP Shuttle Van was also introduced, which is  designed for passenger transport or cargo. The seats are removable so it can convert into a cargo vehicle

Our future offerings that are currently in the developmental stage include:

o	The ZAP Alias, which has a target price of $32,500 per vehicle and an estimated range of 100 miles per charge. This vehicle launch date is for 2010.

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

ZAP XL TRUCK

ZAP's new XL Truck was designed with a roomy cab for two and a sturdy bed platform capable of transporting 800 lbs. for on-road use and up to 1,600 lbs. capacity for private roads and facilities. This 100 percent electric workhorse has convertible, drop-side bed construction to convert to a flatbed. ZAP's XL Truck can be ordered with options like air conditioning, enclosed weatherproof cargo box, solar charger, above-bed utility rack and rapid charging system. MSRP is $14,500.

ZAP SHUTTLE VAN

ZAP's new Shuttle was designed for passenger transport or cargo. The seats are removable so it can convert into a cargo vehicle with 108 cubic feet and a 900 lb. total carrying capacity. Large slider doors on both sides and a rear lift hatch provide convenient access to the rear compartment, which is weatherproof and secure. At 138 inches, its length is just shy of most mini-vans and at 6 ft 2 inches it has plenty of headroom. The ZAP Shuttle was designed for transportation around large campuses, to and from parking lots, and, because it produces zero emissions, through factories, warehouses and other indoor uses. Air conditioning, solar panels and a rapid charger are available options. MSRP: $14,700.

LOTUS

In 2007, we announced and entered into a development and feasibility contract with Lotus Engineering to develop an electric all-wheel drive crossover high performance vehicle for the U.S. market.

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected second quarter 2010.

Future Automotive Offerings

Over the next 36 months, we hope to establish relationships with additional manufacturers who can supply automobiles and related vehicles that meet our mission of affordable, advanced transportation technologies that are socially responsible and environmentally sustainable. In 2009, we have identified the following products as potential future offerings for the Company: (1) an affordable 100% electric two-seater sports coupe and a high performance highway all electric vehicle.

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

We incurred net losses of $4.6 million, $9.8 million, $28 million, for the six months  ended June 30, 2009 and the years ended December 31, 2008, 2007 respectively.  We can give no assurance that we will be able to operate profitably in the future.

We face intense competition which could cause us to lose market share.

In the advanced technology vehicle market in the United States, we compete with large manufacturers, including Honda, Toyota, and Nissan, have more significant financial resources, established market positions, long-standing relationships with customers and dealers, and who have more significant name recognition, technical, marketing, sales, manufacturing, distribution, financial and other resources than we do.  Each of these companies is currently working to develop, market, and sell advanced technology vehicles in the United States market.  The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us.  We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter.  We expect to face competition from the makers of consumer batteries and small electronics with respect to the ZAP Portable Energy line.  This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop, maintain, and extend our current technology and market position.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To-date, demand for and interest in electric vehicles have been sporadic.  As a result, growth in the electric vehicle industry depends on many factors, including:

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

Our automobile products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and Air Resource Board of the State of California, and compliance certification is required for each new model year.  The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial

Manufacturing overseas may cause problems for us.

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

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. In its Complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement.  On April 19, 2007, Rajun Cajun filed a Motion to Quash and/or for Dismissal or Stay.  On May 7, 2007 Rajun Cajun voluntarily withdrew its Motion to Quash and/or for Dismissal or Stay.  On May 24, 2007 Rajun Cajun filed both an Answer to Voltage Vehicles’ Complaint and a Cross-Complaint against Voltage Vehicles adding ZAP, Elliot Winfield, Steven Schneider, Phillip Terrazzi, Max Scheder-Breschin, and Renay Cudie [sic] as cross-defendants, and adding Robert and Mary Chauvin as cross-complainants.  The Cross-Complaint alleged breach of contract, breach of the covenant of good faith and fair dealing, breach of warranties, fraud/misrepresentation, negligent misrepresentation, quantum merit or unjust enrichment, civil conspiracy, violation of Securities and Exchange Act/federal securities law, deceptive trade practices, and declaratory relief pursuant to a License Agreement (for a distribution license) entered into between Rajun Cajun, Inc. (dba ZAP of Carson City, dba ZAP of Reno, dba ZAP of Sparks) and Voltage Vehicles. The Cross-Complaint sought general damages in an amount in excess of $25,000, special damages in an amount in excess of $25,000, punitive damages in an amount in excess of $25,000, attorneys' fees and cost of suit, for judgment in an amount equal to treble actual damages, and rescission in the amounts of $397,900 and $120,000, plus interest.  Cross-Complainants thereafter filed a First Amended Cross-complaint and Third Party Complaint (“First Amended Cross-complaint”).  On February 11, 2008 ZAP and Voltage Vehicles filed a demurrer to Cross-complainants’ third through fifteenth causes of action.  In its tentative ruling on that demurrer, the Court ruled in ZAP and Voltage Vehicles’ favor and granted Rajun Cajun leave to file a Second Amended Cross-Complaint.  Rajun Cajun did not contest the ruling, which then became the order of the Court.  In the interim, the individual third party defendants were served with the First Amended Cross-Complaint.  On July 16, 2008 the individual cross-defendants (Steven Schneider, Renay Cudie [sic], Elliott Winfield, Phillip Terrazzi, and Max Scheder-Breschin) were dismissed from the action in its entirety.  On August 7, 2008 Rajun Cajun filed a Second Amended Cross-complaint and Third Party Complaint  (“Second Amended Cross-complaint”) against ZAP and Voltage Vehicles.  On September 16, 2008 ZAP and Voltage Vehicles filed a demurrer to the Second Amended Cross-complaint.  On January 8, 2009 the parties engaged in mediation, but were ultimately unsuccessful in reaching settlement.  The court issued its order on the demurrer to the Second Amended Cross-Complaint on February 10, 2009, denying the demurrer as to the twelfth cause of action for negligent misrepresentation and sustaining the demurrers to the remaining causes of action with leave to amend.  On March 6, 2009 Rajun Cajun served an Amended Cross-complaint, erroneously entitled Fourth Amended Cross-Complaint and Third Party Complaint (“Third Amended Cross-complaint”).  A Mandatory Settlement Conference was held on March 25, 2009, but the parties were ultimately unsuccessful in reaching settlement.  On April 3, 2009 ZAP and Voltage Vehicles filed a demurrer to the Third Amended Cross-complaint, and on April 22, 2009 the court sustained the demurrer and gave Cross-complainants leave to amend with an order to file and serve the amended cross-compliant by April 29, 2009.  The court also postponed the trial, which had been set for April 24, 2009.  The trial date has not yet been reset.  On April 29, 2009 Rajun Cajun served its Fourth Amended Cross-complaint and Third Party Complaint (“Fourth Amended Cross-complaint”).  The Fourth Amended Cross complaint contains six causes of action, specifically: fraudulent misrepresentation; breach of written contracts–asset purchase agreements; negligence; negligent misrepresentation; securities fraud; and contract rescission for fraud in the inducement.  The Fourth Amended Cross-complaint seeks general damages in an amount in excess of $500,000, damages for Cross-complainants’ lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $500,000 for Cross-complainants’ mental pain, a sum in excess of $500,000 for willful and wanton misconduct, rescission of the license agreement and consideration paid to Cross-complainants, with interest, costs and attorneys’ fees, and such other and further relief the court may deem just and equitable.  ZAP and Voltage Vehicles have both responded to the Fourth Amended Cross-complaint and filed a motion for summary judgment, or in the alternative summary adjudication.  The hearing on the summary judgment motion is scheduled for August 17, 2009.  The trial date has been reset for October 2009.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended June 30, 2009 that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.   We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On June 9, 2009, the Company issued 4,000,000 shares of common stock for a private placement valued at $2 million. On the same date the Company also issued 72,067 shares valued at $21,620 in exchange for leasehold improvements.

On June 19, 2009, the Company issued 223,810 shares valued at $94,000 for a public relations retainer and services.

Item 3.         Defaults upon Senior Securities

Related Party Dispute

Please note the indebtness is due to a related party—Al Yousuf LLC whose President Mr. Eqbal Al Yousuf is also a Director of ZAP and our current Chairman of the Board of ZAP.  We have signed a Settlement agreement (Term Sheet) to resolve the matter.

On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California.  The total due on the note is approximately $4.7 million at June 30, 2009 with inventory advances totaling $2.9 million and a building loan of $1.8 million plus interest.

In lieu of modifying the note, we have signed a Settlement Agreement (Term Sheet) to transfer real property to Al Yousuf LLC to satisfy the obligation outstanding. The completion of the agreement is subject to an independent appraisal of the property and building by an outside party.  Our discussions are continuing, and we believe that we can resolve the matter with Al Yousuf LLC by the end of September of 2009. As of June 30, 2009, the Company had borrowed $2.9 million for inventory and operational funding. The total amounts due Al Yousuf per the settlement agreement including the building mortgage mentioned above is $4.7 million.

We have experienced the following transactions that strengthen our liquidity:

1)  On August 6, 2009, we completed a private placement with a new investor for a total of $5 million for 20 million shares of common stock. In conjunction with the transaction we also entered into a secured loan facility with the Investor pursuant to a Secured Convertible Promissory Note.  The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012.

2)  In June of 2009, we completed a private placement with one of our large shareholders (two of his controlled entities) for a total of $2 million for 8 million shares of common stock. One half or $1 million was received and the other $1 million is due throughout 2010 in accordance with the terms of the shareholder note receivable. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.

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

10.51   Note Purchase Agreement with Al Yousuf dated May 8, 2008. (22)

10.52   Promissory Note in favor of AlYousuf LLC,dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008.(23)

10.53   Subscription Agreement dated June 9, 2009 from The Banks Group, LLC. (24)

10.54   Subscription Agreement dated June 9, 2009 from The Banks Development Trust. (24)

10.55   Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Group,LLC. (24)

10.56   Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks  Development  Trust (24)

10.57   Employment Agreement with Gary Dodd President of ZAP (25)

10.58   Securities Purchase Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.59   Secured Convertible Promissory Noted dated August 6, 2009 with Cathaya Capital L.P (26)

10.60   Security  Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.61   Warrant (First) to Purchase  Common Stock dated August 6, 2009 with Cathaya Capital L.P (26)

10.62   Warrant (Second) to Purchase Common  Stock dated August 6, 2009 with Cathaya Capital L.P (26)

10.63   Registration Rights Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.64   Voting Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.65   Indemnification Agreement dated August 6, 2009 with Priscilla Lu (26)

10.66   Amendment to Prior Employment  Agreements dated August 6, 2009 with Steven Schneider (26)

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
(22)   Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2008 and incorporated herein by reference.
(23)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on August 5, 2008and incorporated herein by reference.
(24)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on June 11, 2009 and incorporated herein by reference.
(25)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference.
(26)   Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on  August 10, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated: August 13, 2009	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)