Form 10-Q
period 2009-09-30
ZAP
filed 2009-11-16
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

103,448,400 shares of common stock as of November 12, 2009.

ZAP

FORM 10-Q

INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except per share data)
	September 30, 2009	December 31, 2008
ASSETS CURRENT ASSETS
Cash and cash equivalents	$5,328	$341
Accounts receivable, net of allowance for doubtful accounts of $29 and $33	150	377
Inventories, net	2,423	3,043
Prepaid non-cash professional fees	211	105
Other prepaid expenses and other current assets	263	765
Total current assets	8,375	4,631
Property, and equipment, net of accumulated depreciation	3,841	4,335
OTHER ASSETS
Deposits and other assets	289	260
TOTAL ASSETS	$12,505	$9,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes	$5,890	$2,976
Accounts payable	263	474
Accrued liabilities	1,988	1,575
Deferred revenue	188	587
Total current liabilities	8,329	5,612
LONG-TERM LIABILITIES
Long-term debt, less current portion	—	1,772
Total liabilities	8,329	7,384
SHAREHOLDERS’ EQUITY
Common stock, authorized 400 million shares; no par value; and 103,308,587 shares and 64,630,608 shares issued and outstanding at September 30, 2009 and December 31 2008, respectively	137,157	126,347
Subscription receivable from shareholders	(1,000)	—
Accumulated deficit	(131,981)	(124,505)
Total shareholders’ equity	4,176	1,842
Total liabilities and shareholders’ equity	$12,505	$9,226

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)
	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
NET SALES	$1,246	$3,062	$3,091	$6,041
COST OF GOODS SOLD	845	2,692	2,581	5,354
GROSS PROFIT	401	370	510	687
OPERATING EXPENSES
Sales and marketing	254	438	948	1,240
General and administrative (non-cash stock-based compensation of $1.5 million and $1.5 million and $3.6 million and $4.1 million for the three and nine months ended September 30, 2009 and 2008, respectively)	2,641	2,224	5,783	6,133
Impairment of assets	218	—	674	-—
Research and development	81	138	163	456
	3,194	2,800	7,568	7,829
LOSS FROM OPERATIONS	(2,793)	(2,430)	(7,058)	(7,142)
OTHER INCOME (EXPENSE)
Interest expense, net	(134)	(54)	(431)	(284)
Other income (expense), net	5	1	8	(42)
	(129)	(53)	(423)	(326)
LOSS BEFORE INCOME TAXES	$(2,922)	$(2,483)	$(7,481)	$(7,468)
PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(2,922)	$(2,483)	$(7,485)	$(7,472)
NET LOSS PER COMMON SHARE
--- BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.09)	$(0.13)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
--- BASIC AND DILUTED	93,557	59,372	77,965	58,665

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	For the Nine Months Ended September 30,
	2009	2008

Net loss	$(7,485)	$(7,472)
Items not requiring the use of cash:
Amortization of note discount and deferred offering costs	—	156
Stock-based compensation for consulting and other services	886	2,679
Excess tax benefit from share based payment arrangements	951	469
Stock-based employee compensation	2,718	1,381
Depreciation and amortization	185	199
Allowance for doubtful accounts	24	(123)

Changes in other items affecting operations:
Receivables	203	(42)
Inventories	620	(618)
Prepaid expenses and other assets	475	(657)
Accounts payable	(198)	116
Accrued liabilities	409	(791)
Deferred revenue	(399)	(126)
Net cash used for operating activities	(1,611)	(4,829)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(22)	(236)
Disposal of equipment	333	176
Net cash provided by (used) for investing activities	311	(60)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,100
Payoff of convertible debt	—	(431)
Re-issuance of convertible debt		475
Proceeds from short-term debt	1,138	1,917
Repayments of long-term debt	—	54
Excess tax benefit from share based payment arrangements	(951)	(469)
Net cash provided by financing activities	6,287	1,546
NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	4,987	(3,343)
CASH AND CASH EQUIVALENTS, beginning of period	341	4,339
CASH AND CASH EQUIVALENTS, end of period	$5,328	$996

See accompanying notes to condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (our “2008 10-K”).

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2009, these potentially dilutive securities include options for 26.8 million shares of common stock and warrants for 68.2 million shares of common stock.

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

DEFERRED REVENUE - One of the Company’s subsidiaries, Voltage Vehicles, sold licenses to auto dealerships under the ZAP name. The license agreements call for the licensee to purchase a minimum number of vehicles from ZAP each year. As the Company collects monies related to these agreements, it is classified as deferred revenue until the Company begins delivering a substantial number of vehicles to these dealerships on a regular basis over the terms of the agreement. The Company has recognized approximately $275,000 and $395,000 of license revenue and other adjustments for the three and nine month period ended September 30, 2009, resulting in an ending balance of $188,000.

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

The Company has provided a 6 month warranty for the Xebra® and the safety recall, ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. At September 30, 2009, the Company has recorded a warranty liability for $343,000 for estimated repair costs and the Xebra Safety Recall.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents.

NOTE 3 STOCK-BASED COMPENSATION

We have stock compensation plans for employees and directors, which are described in Note 7 to our consolidated financial statements in our 2008Annual Report on Form 10-K as filed with the SEC on March 31, 2009. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

Under the provisions of SFAS 123R, we recorded $ 963,000 of stock compensation, net of estimated forfeitures, in general and administrative expenses, in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2009 . We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended September 30, 2009
Expected Dividend yield	0%
Expected volatility	137.8-158.2
Risk-free interest rate	2.30 to3.15%
Expected life (in years) from grant date	5 to 5.75
Exercise price	$0.36 to $0.78

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and nine months ended September 30, 2009 was $0.39. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from December 31, 2008 through September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	11,666,000	$.96	8.0
Options granted under the plan	—	—	—
Options exercised	—	—	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2009	11,666,000	$1.03	8.0
Options granted under the plan	1,150,000	$0.40	10.0
Options exercised	—	—	—
Options forfeited and expired	(2,542,000)	—	—
Outstanding June 30, 2009	10,274,000	$0.97	8.9
Options granted under the plan	17,034,000	$0.39	10.0
Options exercised	—	—	—
Options forfeited and expired	(444,000)	—	—
Outstanding September 30, 2009	26,864,000	$0.56	7.74

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2009, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at September 30, 2009.

As of September 30, 2009, total compensation cost of unvested employee stock options is $5.3 million. This cost is expected to be recognized through September 2012.

NOTE 4  INVENTORIES, NET-  Inventories are as follows:
	September 30, 2009	December 31, 2008

Advanced transportation vehicles	$1,241	$1,977
Vehicles - conventional	426	518
Parts and supplies	780	721
Finished goods	336	353
	$2,783	$3,569
Less - inventory reserve	$(360)	$(526)
	$2,423	$3,043

NOTE 5 SHORT-TERM DEBT PROMISSORY NOTE

On July 30, 2008, ZAP (the “Company”) executed a Promissory Note for a $10 million credit line (the “Note”) and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the “Security Agreement”), both in favor of Al Yousuf LLC (the “Lender”). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf who is also a Director of ZAP.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.4 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.6 million at September 30, 2009 with inventory advances totaling $3.8 million and a building loan of $1.8 million plus interest.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has yet responded to the Complaint.  The parties are engaged in settlement discussions.

In addition the Company borrowed $750,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended September 30, 2009.

NOTE 7 SHAREHOLDERS’ EQUITY

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 8 RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $63,000 for both the nine months ended September 30, 2009 and 2008.

Notes Receivable Shareholders

In June 2009, the Company completed a private placement for $2,000,000 in exchange for 8,000,000 shares of Common Stock at $0.25 per share.  The aggregate proceeds from the placement of the Common Stock of $2,000,000 will be released in stages through the 4th quarter of 2010.  The proceeds from the placement of the Common Stock will be used for general and administrative operating expenses and to continue the Company’s accelerated R&D on the new electric vehicles in the planning pipeline. The transaction was done with one of our large existing shareholders and two of his controlled entities.

In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share. The warrants expire on June 14, 2014.

Financing provided to the Company by Cathaya Capital LLC whose General Partner is Priscilla Lu, Chairman of the Board of ZAP

On August 6, 2009, the Company entered into a Securities Purchase Agreement with Cathaya Capital, L.P., a Cayman Islands exempted limited partnership. Pursuant to the Agreement, the Investor purchased 20 million shares of the Company’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $5 million. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 10,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

The Company also entered into a Secured Loan Facility with the Investor pursuant to a Secured Convertible Promissory Note. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

Financing provided to the Company by Al Yousuf LLC, Whose President is a Director of ZAP

The company entered into various financing arrangements during the second and third quarter 2008 with The Al Yousuf Group who is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also a Director of ZAP who arranged for the note terms and provisions.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.6 million at September 30, 2009 with inventory advances totaling $3.8 million and a building loan of $1.8 million including interest.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has yet responded to the Complaint.  The parties are engaged in settlement discussions.

In addition the Company borrowed $750,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

NOTE 9    SEGMENT REPORTING

In accordance with the provisions of SFAS No. 131, the Company has identified three reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and ATV’s, operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra (TM), ZAP Truck and ZAP Shuttle Van electric vehicles. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products.

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

Segment results are summarized as follow (in thousands):

	Electronic Consumer Products and Corporate Expenses	Car Outlet	Advanced Technology Vehicles	Totals
For the 3 months ended of September 30, 2009:
Net Sales	$83	$435	$728	$1,246
Gross profit	7	88	306	401
Net Loss	(2,898)	(21)	(3)	(2,922)
Total Assets	10,106	465	1,934	12,505
For the 3 months ended of September 30, 2008:
Net Sales	$364	$528	$2,170	$3,062
Gross profit (Loss)	(48)	156	262	370
Net Loss	(2,589)	42	64	(2,483)
Total Assets	7,316	537	1,815	9,668
For the 9 months ended of September 30, 2009:
Net Sales	$365	$1,307	$1,419	$3,091
Gross profit	(34)	288	256	510
Net Loss	(6,580)	(20)	(885)	(7,485)
Total Assets	10,106	465	1,934	12,505
For the 9 months ended of September 30, 2008:
Net Sales	$611	$1,250	$4,180	$6,041
Gross profit (Loss)	(126)	181	632	687
Net Loss	(7,279)	(146)	(43)	(7,472)
Total Assets	7,316	537	1,815	9,668

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	Nine months Ended September 30, (in thousands)
	2009	2008
Cash paid during the period for interest	$76	$—
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Reclassification of long term debt to short term:
Increase in short term debt	1,772	—
Decrease in long term debt	(1,772)	—
Stock and warrants issued for:
Re-payment of 8% Senior debt	$—	$431

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

ZAP was incorporated under the laws of the State of California, on September 23, 1994, as “ZAP Power Systems.” The name of the Company was changed to “ZAPWORLD.COM” on May 16, 1999 in order to increase our visibility in the world of electronic commerce. We subsequently changed our name to ZAP on June 18, 2001 in order to reflect our growth and entry into larger, more traditional markets. Our principal executive offices are located at 501 Fourth Street Santa Rosa, California, 95401. Our telephone number is (707) 525- 8658. Our website is www.zapworld.com. Please refer to it for further information on ZAP.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the Third quarter of 2009 and through the date of this report are as follows:

1.
We secured up to $25 million in new financing with Cathaya Capital, L.P. With offices in Silicon Valley, Cathaya, L.P. is backed by financier Jacques de Chateauvieux’s Paris-based Jaccar Holdings and intends to manage the investment through its affiliate Better World International Ltd. Financing includes a private placement of twenty million shares of common stock for aggregate proceeds of $5 million and a secured loan facility of up to $10 million that will be advanced to ZAP provided certain conditions are met. In connection with the financing, the investor also was issued warrants exercisable for up to twenty million shares of common stock at $0.50 per share.

2.
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

3.
We also  received a follow-on order from the U.S. military for additional Zaptruck XL electric vehicles and charging stations for shipment to a second international base. The reorder was based on an initial trial order placed in June. The new order includes eleven Zaptruck XLs as well as five 220-volt fast charging stations.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:
	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(67.8)	(87.9)	(83.5)	(88.6)
Operating expenses	(255.5)	(94.1)	(244.4)	(129.6)
Loss from operations	(223.1)	(79.3)	(227.9)	(118.2)
Net loss	(233.5)	(81.0)	(241.7)	(123.7)

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Net sales for the quarter ended September 30, 2009 were $1.2 million compared to $3.1 million for the period ended September 30, 2008.

Our third quarter sales of Advanced Technology vehicles such as the ZAP Truck, ZAP Van and Xebra, our three wheeled electric car and Zapino a full size electric road scooter decreased from $2.2 million in 2008 to $727,000 in 2009. The decrease of $1.5 million is primarily due to the phase out of our three wheeled Xebra vehicle with reduced selling prices. The introduction and sales of the four wheeled ZAP Truck and ZAP Van of $125,000 in the third quarter partially offset the Xebra decline of $1.7 million.

Our retail car lot experienced a decrease of $93,000 in sales for the third quarters from $528,000 in 2008 to $435,000 in 2009. The decrease was due to the mix of available vehicles for resale. During the third quarter the retail car lot had many SUV’s and trucks that experienced less consumer demand. The business segment was also affected by US government rebates to new large new car dealers.

In our Consumer Product segment third quarter sales decreased from $364,000 in 2008 to $83,000 in 2009 for the third quarter ended September 30.  The decrease is primarily due to less consumer demand for the ZAPPY 3 Pro together with the Company’s shift in marketing efforts to become a major distributor of advanced technology vehicles.

The current U. S. economic recession has also caused an overall decrease in sales of all products.

Gross profit increased by $31,000 from a gross profit of $370,000 for the third quarter ended September 30, 2008 to a gross profit of $401,000 for the quarter ended September 30, 2009. As a percentage of sales the overall increase was from 12% to 32% primarily due to the advanced technology segment.

Advanced Technology vehicles gross profit increased from a $262,000 gross profit for the period ended September 30, 2008 to   $306,000 for the period ended September 30, 2009. As a percentage of sales the increase was from 12% to 43%. The major reason was due to the recognition of $274,000 of dealer start-up fees for contracts that have expired during the quarter.

The Consumer Products segment experienced an increase in gross profits in the third quarter from a gross loss of $48,000 in 2008 to a gross profit of $7,000 in 2009. The increase was due less costs for quality control labor. In the third quarter of 2008, we experienced repairs for the ZAPPY 3 Pro model, since then we have changed manufacturers.

The gross profit in the third quarter for our car lot decreased from $156,000 in 2008 to $88,000.  As a percentage of sales it is a decrease from 30% to 20%. The lower profits are due to the current recession and the mix of vehicle models sold during the quarter. The decrease was primarily due to lower sales volumes.

Sales and marketing expenses decreased by $184,000 from $438,000 for the quarter ended September 30, 2008 to $254,000 in 2009. The decrease was due to the elimination of certain sales and marketing positions in the third quarter ended September 30, 2009. In addition, we decreased the use of outside consultants to assist our sales efforts.

General and administrative expenses increased by $404,000 from $2.2 million for the quarter ended September 30, 2008 to $2.6 million in 2009. The reason for the increase was greater expense for legal fees for the financing arrangement with  Cathaya Capital LLC. See further discussion in the liquidity section of this report. In addition, we incurred higher costs for the expensing of new employee stock options that were granted in the third quarter of 2009.

Research and development expenses decreased by $57,000 from $138,000 in 2008 to $81,000 for the third quarter ended September 30, 2009. The decrease was due to less work on the development of the Alias prototype vehicle where in 2008, we used funds to develop various models of the vehicle.

Impairment of Assets represents the allowance for the phase out of our Latin American dealer and adjustments to certain of our building improvement projects.

Interest expense, net increased from an expense of $54,000 in third quarter 2008 to $134,000 in third quarter of 2009. The increase was due to the higher loan balance on the promissory note with Al Yousuf LLC see also note 5, short-term debt.

Other income net increased from of $1,000 for the third quarter of 2008 to other income of $5,000 in the third quarter of 2009. The increase was due to income from other minor customer fees.

Net loss for the third quarter ended September 30, 2009 was $2.9 million as compared to a loss of $2.5 million for the period ended September 30, 2008.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Net sales for the nine months ended September 30, 2009, were $3.1 million compared to $6 million for the nine months ended September 30 in the prior year.

Sales in the Advanced Technology segment decreased from $4.1 million in 2008 to $1.4 million in 2009. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first nine months of 2009. In addition, we also decreased our production of our  three wheel electric vehicle the Xebra to transition to 4 wheel electric vehicles, the ZAP Truck and the ZAP Van.

We experienced an decrease of $246,000 in sales of consumer products from $611,000 in 2008 to $365,000 in 2009 due to fewer ZAPPY 3 scooters available for resale as we searched for a new outside contractor manufacturer in 2009. We also experienced less consumer demand as we focused our marketing efforts on becoming a major distributor of advanced technology vehicles.

Our retail car lot experienced an increase in sales of $57,000 from $1.2 million in 2008 to $1.3 million in 2009. The increase was due to strong sales in the first quarter of 2009. Due to the current recession many consumers chose lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross profit  decreased by $177,000 from  $687,000 for the nine months ended September 30, 2008 compared to $510,000 for the nine months ended September 30, 2009 .  However the gross profit as a percentage of net sales increased from 10% to 17%. Overall the decrease in gross profits was due to $3 million less sales for the nine month period ended September 30, 2009 versus 2008.

In our Advanced Technology segment our gross profit decreased by $376,000 from a gross profit of $632,000 for the nine months ended September 30, 2009  The decrease was primarily due to lower sales volumes and the establishment of an allowance of $248,000 to repair Xebras for the safety recall.

In our Consumer Products segment we experienced a decrease of $92,000 in gross loss from $126,000 in 2008 to a gross loss of $34,000 in 2009. The gross loss was less due to a sales decrease of $246,000 for the first nine months of 2009 compared to 2008.

Gross profits in our retail car lot increased by $107,000 from $181,000 for the nine months ended September 30, 2008 to $288,000 for the nine months ended September 30, 2009. The increase in gross profits was due to higher sales volumes and better mix of vehicle models with higher margins.

Sales and marketing expenses in the first nine months of 2009 decreased by $292,000 from $1.2 million in 2008 to $948,000 in 2009. The decrease was due to less expenses for outside consultants and elimination of certain sales and marketing positions.

General and administrative expenses for the nine months ended September 30, 2009 decreased by $363,000 from $6.1 million in 2008 to $5.8 million in 2009. The decrease was due to less legal and professional fees for the first nine months. In addition, various general and administrative positions were either eliminated or work time cut-back.

Research and development expenses decreased by $293,000 from $456,000 in 2008 to $163,000 in 2009. The decrease was the result of less one time charges as in 2008 for the development of an R&D venture for various products to be developed in China.

Impairment of Assets represents disputes with foreign outside contract manufacturers over products, mostly parts, that we believe belong to us and are being held by them. In addition, we made certain payments for vehicle production that we believe were not shipped as promised. We are uncertain if these disputes can be favorably resolved by us and we are seeking full repayment for the products. In addition, we established an allowance to phase out our Latin American dealer.

Interest expense, net increased by $147,000 from an interest expense of $284,000 for the first nine months of 2008 to interest expense of $431,000 in the nine months ended September 30, 2009. The increase was due to higher borrowings on the Financing arrangement with Al Yousuf .

Other Income (expense) decreased from an expense of $42,000 for the nine months ended September 30, 2008 to other income of $8,000 in the first nine months of 2009. The decrease was due less one time charges for charitable contributions that were done in 2008.

Net loss for the both of the nine months ended September 30, 2009  and 2008 was  approximately $7.5 million.

Liquidity and Capital Resources

In the first nine months of 2009 net cash used for operating activities was $1.6 million. Cash used in the first nine months of 2009 was comprised of the net loss incurred for the first nine months of $7.5 million plus net non-cash expenses of $4.7 million and the net increase of $1.1million in operating assets and liabilities. In the first nine months of 2008, the Company used cash for operations of $4.8 million was comprised of the net loss of $7.5 million plus net non-cash expenses of $4.7 million, and the net decrease in operating assets and liabilities of $2 million.

Investing activities provided cash of $311,000  in the first nine months ended September 30, 2009 and . The disposal of equipment resulted in increases to cash.

Financing activities for the first nine months ended September 30, 2009 provided cash of $6.3 million compared with $1.5 million in 2008. In 2009, we received cash from private placements of $6.1 million from four investors.

The Company had cash of $5.3 million at September 30, 2009 as compared to $996,000 at September 30, 2008. The Company had working capital  of $48,000 and working capital of $235,00 for the periods ended September 30, 2009 and 2008 respectively.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.4 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.6 million at September 30, 2009 with inventory advances totaling $3.8 million and a building loan of $1.8 million plus interest.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has yet responded to the Complaint.  The parties are engaged in settlement discussions.

We have experienced the following transaction that strengthen our liquidity:

On August 6, 2009, the Company entered into a Securities Purchase Agreement with Cathaya Capital, L.P., a Cayman Islands exempted limited partnership. Pursuant to the Agreement, the Investor purchased 20 million shares of the Company’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $5 million. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 10,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

The Company also entered into a Secured Loan Facility with the Investor pursuant to a Secured Convertible Promissory Note. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

In June of 2009, we completed a private placement with one of our large shareholders (two of his controlled entities) for a total of $2 million for 8 million shares of common stock. One half or $1 million was received and the other $1 million is due throughout 2010 in accordance with the terms of the shareholder note receivable. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 8,000,000 shares of the Registrant’s Common Stock at a price of $0.50 per share. The warrants expire on June 14, 2014.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at September 30, 2009 and 2008, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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
PRODUCT SUMMARY

Our existing product line, which includes completed, market ready products and planned introductions, is as follows:

ZAP AUTOMOTIVE

ZAP believes it is positioned to become one of the leading distributors of fuel efficient alternative energy vehicles in the United States. We believe that we are one of only a few companies distributing a 100% production electric vehicle capable of speeds up to 40 mph. Within the next twelve to thirty-nine months, we hope to have distribution agreements in place with vehicle manufacturers whose products fit ZAP’s mission. To distribute our product to end consumers and fleets, we have established more than 50 licensed automotive dealers and intend to grow this base significantly over the next several years.

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

We are also in discussions with other foreign manufacturers and hope to establish additional relationships within the next twelve to thirty-nine months for other vehicle platforms.

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

ZAP XL TRUCK

ZAP’s new XL Truck was designed with a roomy cab for two and a sturdy bed platform capable of transporting 800 lbs. for on-road use and up to 1,600 lbs. capacity for private roads and facilities. This 100 percent electric workhorse has convertible, drop-side bed construction to convert to a flatbed. ZAP’s XL Truck can be ordered with options like air conditioning, enclosed weatherproof cargo box, solar charger, above-bed utility rack and rapid charging system. MSRP is $14,500.

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

We are also developing a $32,000 all electric vehicle with a targeted 100 mile range, the ZAP Alias (TM), which is expected third quarter 2010.

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

The Zapino is an electric scooter that is a great link between ZAP’s personal transporters and electric cars. Not only economical and ecofriendly, the Zapino is powerful with an advanced 3000-watt brushless DC hub motor, perfect for city commuting. Able to reach speeds of 30 MPH, the Zapino is able to keep up with city traffic without contributing to city pollution. The rear wheel hub motor on the Zapino creates more room on board for additional batteries and performance. This innovative drive system eliminates the need for belts or chains with lower overall maintenance. It also delivers a more enjoyable ride because it is nearly silent, accelerates smoothly with no shifting, has no engine vibration, no tailpipe or heat exhaust -- just good, clean fun.

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

We incurred net losses of $7.5 million, $9.8 million, $28 million, for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007 respectively. We can give no assurance that we will be able to operate profitably in the future.

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

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To-date, demand for and interest in electric vehicles have been sporadic. As a result, growth in the electric vehicle industry depends on many factors, including: continued development of product technology; the environmental consciousness of customers; the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines; widespread electricity shortages and the resultant increase in electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline; and whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.

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

Item 4. Controls and Procedures

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

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has yet responded to the Complaint.  The parties are engaged in settlement discussions.

Voltage Vehicles v. Rajun Cajun, et al., Superior Court of California, County of Sonoma, Case No. SCV 240179, filed February 9, 2007. In its Complaint, Voltage Vehicles requests Declaratory Relief against Rajun Cajun, asking the Court to declare that the License Agreement between those two parties does not grant Rajun Cajun an exclusive dealership in northern Nevada to distribute Voltage Vehicle products and that Voltage Vehicles has performed its obligations under the License Agreement. On April 19, 2007, Rajun Cajun filed a Motion to Quash and/or for Dismissal or Stay. On May 7, 2007 Rajun Cajun voluntarily withdrew its Motion to Quash and/or for Dismissal or Stay. On May 24, 2007 Rajun Cajun filed both an Answer to Voltage Vehicles’ Complaint and a Cross-Complaint against Voltage Vehicles. Various complaints and cross complaints were filed by the both parties through  April  of 2009.  On April 29, 2009 Rajun Cajun served its Fourth Amended Cross-complaint and Third Party Complaint (“Fourth Amended Cross-complaint”).  The Fourth Amended Cross complaint contains six causes of action, specifically: fraudulent misrepresentation; breach of written contracts–asset purchase agreements; negligence; negligent misrepresentation; securities fraud; and contract rescission for fraud in the inducement.  The Fourth Amended Cross-complaint seeks general damages in an amount in excess of $500,000, damages for Cross-complainants’ lost earnings, both past and future, in a sum to be proven at trial, a sum in excess of $500,000 for Cross-complainants’ mental pain, a sum in excess of $500,000 for willful and wanton misconduct, rescission of the license agreement and consideration paid to Cross-complainants, with interest, costs and attorneys’ fees, and such other and further relief the court may deem just and equitable.  ZAP and Voltage Vehicles have both responded to the Fourth Amended Cross-complaint and filed a motion for summary judgment, or in the alternative summary adjudication.  On September 18, 2009, the court granted ZAP and Voltage Vehicles’ motion for summary judgment on the Fourth Amended Cross-Complaint.  Cross-complainants have stated that they will appeal the ruling.  In that all substantive issues have been resolved in ZAP’s and Voltage Vehicles’ favor with the granting of summary judgment, Voltage Vehicles dismissed its Compliant without prejudice on October 23, 2009.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended September 30, 2009 that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On July 27, 2009, the Company issued 400,000  shares of common stock for a private placement valued at $100,000.

On August 17, 2009, the Company issued 22,222 shares valued at $10,000 for marketing services.

Item 3. Defaults upon Senior Securities

Related Party Dispute

Please note the indebtness is due to a related party—Al Yousuf LLC whose President Mr. Eqbal Al Yousuf is also a Director of ZAP.

On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2008. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note, including interest, is approximately $5.6 million at September 30, 2009 with inventory advances totaling $3.8 million and a building loan of $1.8 million plus interest.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has yet responded to the Complaint.  The parties are engaged in settlement discussions.

Item 6.Exhibits

2.1	Approved Second Amended Plan of Reorganization, dated as June 20, 2002. (5)

3.1	Amended and Restated Articles of Incorporation. (4)

3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (14)

4.1	Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)

4.2	Form of Series B common stock purchase warrant of the Company. (14)

4.3	Form of Series K common stock purchase warrant of the Company. (14)

10.1	Settlement Agreement between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)

10.3	2004 Consultant Stock Plan. (7)

10.4	Convertible Promissory Note, dated April 26, 2004, issued to Banks Living Trust. (1)

10.5	Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP. (3)

10.6	Promissory Note $2,000,000 - Atocha Land LLC and ZAP. (3)

10.7	Warrant Agreement dated April 26, 2004, issued to Banks Living Trust. (1)

10.8	Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.9	Registration Rights Agreement between ZAP and Fusion Capital Fund II, LLC. (6)

10.10	Form of Common Stock Purchase Warrant between ZAP and Fusion Capital Fund II, LLC (6) 10.11Agreement for Consulting Services with Evan Rapoport dated January 8, 2004. (1)

10.12	Asset Purchase Agreement dated April 12, 2004 with Jeffrey Banks for purchase of various autos (1)

10.13	Agreement for Private Placement Investment received dated April 14, 2004 with Phi-Nest Fund LLP (1)

10.14	Consulting Agreement dated April 21, 2004 with Elexis International (1)

10.15	Consulting Agreement dated April 21, 2004 with Sunshine 511 Holdings (1)

10.16	Definitive Stock Agreement dated October 25, 2004 with Smart-Automobile, LLC (2)

10.17	Master Distribution Agreement between Apollo Energy Systems, Inc. and Voltage Vehicles Corporation, a subsidiary of ZAP. (8)

10.18	ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 Million Floor Plan Line of Credit for Qualified ZAP Dealers (9)

10.19	Exclusive Purchase, License and Supply Agreement between Smart Automobile, LLC and ZAP. (10)

10.20	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (14)

10.21	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (14)

10.22	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable (14)

10.23	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (14)

10.24	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (14)

10.25	Common Stock Purchase Agreement between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.26	Form of Common Stock Purchase Warrant between ZAP and Platinum Partners Value Arbitrage Fund LP (14)

10.27	Common Stock Purchase Agreement between ZAP and Lazarus Investment Partners LLP (14)

10.28	Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)

10.29	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)

10.30	Financing Agreement between ZAP and Surge Capital II, LLC (12)

10.31	Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)

10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (15)

10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (16)

10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)

10.39	ZAP Guarantee (18)

10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)

10.41	Joint Venture Negotiations dated September 21, 2006 (20)

10.42	Security Purchase Agreement between ZAP and Certain Institutional Investors (21)

10.43	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)

10.44	Form of Convertible

10.45	Form of Warrant

10.46	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles

10.47	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system

10.48	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus

10.49	Form SB-2 Registration of Common Stock incorporated by reference to SEC filing on September 24, 2007 effective on October 2, 2007.

10.50	Settlement and Mutual Release Agreement with Gemini Master Fund, LTD and Gemini Strategies, LLC dated May 7, 2008. (22)

10.51	Note Purchase Agreement with Al Yousuf dated May 8, 2008. (22)

10.52
Promissory Note in favor of AlYousuf LLC, dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008.(23)

10.53	Subscription Agreement dated June 9, 2009 from The Banks Group, LLC. (24)

10.54	Subscription Agreement dated June 9, 2009 from The Banks Development Trust. (24)

10.55	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Group, LLC. (24)

10.56	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Development Trust (24)

10.57	Employment Agreement with Gary Dodd President of ZAP (25)

10.58	Securities Purchase Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.59	Secured Convertible Promissory Noted dated August 6, 2009 with Cathaya Capital L.P (26)

10.60	Security Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.61	Warrant (First) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P (26)

10.62	Warrant (Second) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P (26)

10.63	Registration Rights Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.64	Voting Agreement dated August 6, 2009 with Cathaya Capital L.P (26)

10.65	Indemnification Agreement dated August 6, 2009 with Priscilla Lu (26)

10.66	Amendment to Prior Employment Agreements dated August 6, 2009 with Steven Schneider (26)

21.1	List of subsidiaries. (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (22)

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
(22) Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the period ended September 30, 2008 and incorporated herein by reference.
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

ZAP

Dated: November 16, 2009	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)