Form 10-K
period 2009-12-31
ZAP
filed 2010-03-31
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________

Commission file number: 0-303000

ZAP
(Name of small business issuer in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5014 Fourth Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (707) 525-8658

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	OTC BB
Title of Each Class	Name Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2009 was $3,240,000.

There were a total of 105,223,888 shares of the Registrant’s Common Stock outstanding as of March 25, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including management’s discussion and analysis, and other reports filed by the registrant from time to time with the Securities and Exchange Commission contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and gas-efficient vehicles;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

In this Annual Report on Form 10-K the terms “ZAP,” “Company,” “we,” “us” and “our” refer to ZAP and its subsidiaries.

PART I

Item 1.  Business

Overview

We design, produce and sell fully electric and other advanced technology vehicles.  Our name, ZAP, stands for Zero Air Pollution® and we are committed to delivering high quality, affordable Electric Vehicles (EV), targeting fleet markets with opportunities to deploy in volume, thus leveraging volume production to achieve efficiency, and cost effectiveness.

We were incorporated in 1994 under the name “ZAP Power Systems.” The name of the Company was changed to “ZAPWORLD.COM” in 1999 and to ZAP in 2001. Our principal executive offices are located at 501 Fourth Street, Santa Rosa, California 95401. Our telephone number is (707) 525-8658. Our website is www.zapworld.com. Information contained on our website is not incorporated by reference herein and should not be considered part of this Annual Report.

Over the last few months, besides addressing the U.S. government and military markets, the company has been focusing on developing partnerships in Asia, specifically in China and Korea where the governments have announced programs and incentives to encourage adoption and to facilitate EV market development.  To this end, the Company has formed a joint venture in Hangzhou, China with Holley Group, an established power meter manufacturer that has a successful long history and commercial relationship with all of the provincial Chinese Electric Power Grid companies. This joint venture aims to cost effectively manufacture EV by working in partnership with a progressive local auto manufacturer that recently build a modern auto manufacturing facility in Zhejiang Province.

The Company’s strategy is to serve the growing fleet and taxi market that seeks electric and fuel efficient vehicles, leveraging on our 15 years of electric vehicle experience in these segments and developing products to meet this growing demand. There is now clear commitment from U.S. government programs, as well as programs from other countries’ government, offering incentives and grants to develop the EV market for producers of electric and fuel efficient vehicles. ZAP is one of the first to take the lead in developing products aimed at the fleet market with its electric trucks and vans, delivering products to government organizations such as FAA and the U.S. military for on campus use.

Our Recent Business Focus

In recent months, the company has been realigning its resources to substantiate its partnerships in Asia, focusing specifically in China in order to harness the experience base it has accumulated over the years in electric vehicle designs. The partnerships aimed at reinforcing its mass production manufacturing capabilities so that the EV designs can be mass produced cost effectively.  Working with the Chairman, the Company has formalized its China JV with Holley Group and with the local auto manufacturing partner, Jonway UFO; both with established, experienced manufacturing know-how, as well as channel to market in China. Targeting the taxi fleet market, the Company’s technical team has been sharpening the engineering of the integration of all the various components and subsystems of the SUV electric power train to deliver an efficient, cost effective vehicle with endurance in range, as well as robustness and quality. To protect the intellectual property of its engineering know-how, the Company has filed a dozen patents since last August.

In this last quarter of 2009, the Company embarked on four significant engineering and business development projects aimed at expanding our market competitiveness and strengthening our product line to deliver viable, high quality, robust and reliable designs to four targeted opportunities:

1.
Taxi Fleet market in China – The Company worked on the engineering of an efficient electric power train design adapted to the 5 passenger, 5 door SUV from its local Chinese auto manufacturer, with a range of at least 200km, and top speed of 120km/h, and under 2000 kg. The objective is to reach a range of 300km for the targeted taxi market in China and Korea.

2.
Military and Governments markets – The Company qualified as a supplier for GSA (General Service Administration), facilitating the ease at which government organizations can place orders for ZAP products.

3.
USPS proposal –  The Company worked on the tender from US Postal Service which issued an RFP to provide design for the conversion of USPS trucks.  The Company worked on the engineering design and blue print for the conversion of USPS trucks to all electric vehicle, utilizing the experience base the Company is developing USPS trucks to rural route independent carriers.

4.
X Prize Alias – The Company’s engineering spent much of the last quarter of 2010 fine tuning the design and engineering of the Alias for the X Prize competition. A new model of the Alias was built to more effectively showcase its performance and capabilities. “The X PRIZE Foundation is an educational nonprofit organization whose mission is to create radical breakthroughs for the benefit of humanity thereby inspiring the formation of new industries, jobs and the revitalization of markets that are currently stuck. Today, it is widely recognized as the leader in fostering innovation through competition. – www.xprize.org “ Progressive Insurance is sponsoring the automotive event which started in 2008, aimed at encouraging innovation in alternative transportation vehicles that could do 100 miles per gallon or equivalent.  The contestant vehicles undergo tests for range, speed, braking, and evaluated for its ecological considerations as well as sophistication in design for production readiness. Out of 136 vehicles that entered submitted from 117 teams, Alias has been selected as one of the finalists to complete the competition, and the winner will be announced in September this year.

Much of the Company’s resources recently, have been devoted to the above projects aimed at laying the framework and foundation for building a solid EV technology and product base, targeting volume fleet markets. The Alias project has propelled the technology development for this product base by spear heading the engineering of efficient, high performance designs aimed at sharpening the company’s technology know-how and showcasing its engineering savvy by its ability to design and deliver an innovative high performance, quality sports vehicle at a minimally budgeted cost.

The Company’s focus on delivering efficient, cost effective EV products has attracted the interest of Samyang Optics, a Korean company known for its innovation and well established leadership in providing lens to various camera markets.  Encouraged by the Korean government to pursue EV related industries, Samyang invested in ZAP and formed a partnership to address the EV market in Korea.  This partnership establishes ZAP as the exclusive EV product supplier to Samyang, who will collaborate in the adaptation of ZAP’s products to the Korean market, develop the distribution channel to market, and provide the sales and marketing promotion support.  As one of the first to offer a competitive, viable production ready EV SUV to the Korean market, ZAP, through Samyang has an excellent opportunity to be one of the leading providers of the fleet EV market in Korea.

The Company with its recent new investors, reinforced by stronger financial support, has been able to invest its resources to build the necessary foundations for growth with more focused products and with formalized business partnerships for manufacturing and sales. With the above intense engineering and business development activities aimed at developing a larger stable market for ZAP’s products, the Company will now be able to deliver to these new markets with relevant competitive product offerings in the foreseeable quarters.

In summary, ZAP is offering a range of products addressing the following specific markets:

•	Fleet Markets with the following products:

o	Trucks and Vans - We are delivering on-campus trucks and vans to various government organizations including FAA, US military, and state government patrol vehicles;

o	SUVs – Focusing on the taxi fleet market, the Company has designed and will begin production manufacturing of a 5 passenger SUV EV working with its auto manufacturing partner in China.

•
United States Postal Service, or USPS. Through a government tender process, we were selected as one of five companies to undergo a trial of our converted postal delivery plug-in-electric van. This van will be delivered to the USPS in July 2010 for field testing. The potential opportunity is to convert an initial estimate of 20,000 or more of the existing USPS gas powered vehicles to all electric plug-in electric vans.

•
China and Korea Taxi Markets. We have designed an all electric sport utility vehicles (SUVs) for the large taxi markets in China and Korea.  We currently are delivering pre-production vehicles for trial to our Korean and Chinese customers.  To achieve cost efficiencies and localization of our EV products for China and the Asian markets, we recently formed our joint venture in Hangzhou with one of the largest producers of electric power meters, Holley Group, Holley Group, and Better World International Ltd., a Hong Kong company focused on electric charge infrastructure to service the China and Asian markets. This JV will mass produce EV SUV for the taxi fleet market, and develop sales channel for the EV SUVs through its local auto manufacturing partnership’s distributors. To further our objective of addressing countries placing priority on EV market development, we recently entered into a distribution and joint market development agreement in Korea with Samyang Optics Co. Ltd., an established technology company looking to expand its technology pioneering spirit to the EV market.

Other New Product Potentials:

•
Alias Roadster. We have designed an affordable plug-in-electric roadster named the Alias Roadster to show case our technology and engineering.  This vehicle is an X Prize finalist, and will compete in the Championship X Prize Derby in Michigan April this year.

•
Electric Charge Stations. We have begun the development of electric charge station technology in collaboration with the Holley Group and Better World International, LTD, with the objective of offering to our fleet client base a complete ecosystem for EV.

On March 17, 2010, ZAP and Batelle Memorial Institute (Batelle) entered into a License Agreement pursuant to which Batelle licensed a smart charging control technology to ZAP in exchange for a license fee of $10,000 and future royalties.  The smart charging control technology enables the customers to optimize electric vehicle charging to avoid system peaks and to minimize the cost of charging the vehicle.  Under the license, ZAP has also been granted the right to sublicense the smart charging control technology to ZAP Hangzhou.

Product Summary

Our Automotive Products

Our current automotive product line includes the ZAP Truck XL and ZAPVAN Shuttle, two low-speed vehicles for the fleet market, and the Xebra Truck and Sedan.

ZAP Truck XL.  The ZAP Truck XL is a plug-in-electric vehicle for fleet operations. The XL can hold up to two passengers and has a convertible bed/platform for moving up to 1900 lbs. of cargo during off-road use. The XL is designed for corporate campuses, warehouses, universities, factories, municipal operations and around the ranch or farm. Classified as a Neighborhood Electric Vehicle, or NEV, the XL is speed-limited by its controller to travel at speeds up to 25 mph and provides a range of up to 30 miles per charge under ideal driving conditions.

ZAPVAN Shuttle.  The ZAPVAN Shuttle is a multi-purpose, plug-in-electric vehicle for municipalities, colleges and universities, airports, hospitals or corporate campuses. The Shuttle is designed to transport large cargo and passenger loads. The Shuttle can hold up to five passengers in its standard configuration and can support a payload of over 900 lbs. The Shuttle is speed-limited by its controller to travel at speeds up to 25 mph and provides a range of up to 30 miles per charge under ideal driving conditions.

Xebra Truck.  The Xebra Truck can hold up to two passengers and can support a payload of up to 500 lbs.  The Xebra Truck provides a range of up to 40 miles per charge under ideal driving conditions.

Xebra Sedan.  The Xebra Sedan can hold up to four passengers.  The Xebra Sedan provides a range of up to 40 miles per charge under ideal driving conditions.

Our Future Products

We are currently developing the ZAP Alias Roadster with an estimated range of up to 100 miles per charge under ideal driving conditions. The anticipated launch date for the Alias Roadster is 2011.

We are also in discussions with international manufacturers and hope to establish additional relationships within the next twelve to thirty-six months for other vehicle platforms.

Other Products

ZAP DUDE.  The ZAP DUDE is a plug-in-electric All-Terrain Vehicle. The DUDE is designed to be an off-road vehicle for working around ranches, out lots, corporate campuses, or commercial farms.

ZAPINO.  The ZAPINO is a plug-in-electric scooter with a highly efficient hub wheel motor. The ZAPINO is able to reach speeds of up to 30 mph. The drive system on the ZAPINO eliminates the need for belts or chains, which results in lower overall maintenance.

ZAPPY 3 Personal Transporters.  The ZAPPY3 Pro is designed to meet the requirements of material handling, warehousing, fabrication, and construction industries. For the mobility market, we have the ZAPPY EZ and ZAPPY Standard.

Licenses, Patents and Trademarks

We have the following patents covering our electric vehicles:

United States Patent	Date	Subject
Patent No. 5,491,390	2/13/1996	Electric motor power system for bicycles, tricycles, and scooters
Patent No. 5,671,821	9/30/1997	Electric motor system
Patent No. 5,848,660	12/15/1998	Portable Collapsible Scooter (ZAPPY)
Patent No. 5,634,423	6/3/1997	Personal Submersible Marine Vehicle
Patent No. 5,423,278	6/13/1995	Submersible Marine Vessel
Patent No. 5,303,666	4/19/1994	Submersible Marine Vessel
Patent No. 6,748,894	6/15/2004	Submersible Marine Vessel (sea scooter)
Patent No. 6,588,528	7/8/2003	Electric Vehicle Drive System
Patent No. 5,842,535	12/1/1998	Electric Drive Assembly for Bicycles
Patent No. 6,050,357	4/18/2000	Powered Skateboard
Patent No. 6,059,062	5/9/2000	Powered Roller Skates
Patent No. 5,735,361	4/7/1998	Dual-Pole Personal Towing Vehicle
Patent No. 5,913,373	6/22/1999	Dual-Pole Dual-Wheel Personal Towing Vehicle
Patent No. D433,718	11/14/2000	Portable Collapsible Scooter (ZAPPY)
Patent No. D347,418	5/31/1994	Scuba Scooter
Patent No. D359,022	6/6/1995	Scuba Scooter
Patent No. D453,726	02/19/2002	Submersible Marine Scooter
Patent No. D540,400	04/10/2007	Three Wheeled Vehicle (Zappy 3)
Patent No. D550,588	09/11/2007	Three Wheeled Sedan (Xebra)
Patent No. D550,043	09/13/2007	Three Wheeled Pickup Truck

The following patent applications have been filed but have not been allowed as of the date of this filing.

Patent No. 12550323	08/29/2009	Heater for electric car
Patent No. 12550325	08/29/2009	Air conditioner for electric car
Patent No. 12550328	08/26/2009	Power line interlock for electric car
Patent No. 29343082	09/05/2009	Electric Van
Patent No. 29343083	09/05/2009	Electric Truck
Patent No. 29343597	09/16/2009	Electric Scooter
Patent No. 61295001	01/14/2010	Hub Wheel Motor Scooter
Patent No. 61295025	01/14/2010	Hub Wheel Motor Car
Patent No. 61295040	01/14/2010	Systems and methods for converting imported vehicles to meet regulatory requirements and to improve safety

Patent No. 61295043	01/14/2010	Charging station with Solar Panels
Patent No. 61295046	01/14/2010	Parking meter with EV recharging capability
Patent No. 61295048	01/14/2010	Charging station with protective door

On March 18, 2010, we acquired a license from Battelle Memorial Institute for the following letter patents and patent applications:

Patent No. 7010363	U.S.	03/07/2006	Electrical Appliance Energy Consumption Control Methods and Electrical Energy Consumption of Systems (12782-E CON)
Patent No. 7420293	U.S.	09/02/2008	Electrical Appliance Energy Consumption Control Methods and Electrical Energy Consumption of Systems (12782-E)
Patent No. 7149605	U.S	12/12/2006	Electrical Power Distribution Control Methods, Electrical Energy Demand Monitoring Methods, and Power Management Devices (13538-B)
Patent No. 11/453465	U.S	06/24/2006	Electrical Power Distribution Control Methods, Electrical Energy Demand Monitoring Methods, and Power Management Devices (13538-B CON)
Patent No. 2520765	Canada EP, Japan	06/08/2004	Frequency Based Power Monitoring and Management (13538-B)
Patent No. 2008-196188 (13538-B DIV)	Japan	06/08/2004	Frequency Based Power Monitoring and Management (13538-B)
Patent No. 12/384766	U.S.	04/07/2009	Method and Apparatus for Smart Battery Charging (16172-E)
Patent No. 12/466312	U.S.	05/14/2009	Battery Charging Control Methods, Electrical Vehicle Charging Methods, Battery Charging Control apparatus, and Electrical Vehicles (16206-E)
Patent No. 12/467192	U.S.	05/15/2009	Battery Charging Control Methods, Electrical Vehicle Charging Methods, Battery Charging Control apparatus, and Electrical Vehicles (16206-E)

We have the following trademarks covering our electric vehicles:

United States Trademark		Subject
Trademark No. 2759913	09/02/2003	Cap’n Billy’s Wiz-Bang and design
Trademark No. 2240270	04/20/1999	Electricruizer
Trademark No. 2534197	01/29/2002	ETC Express
Trademark No. 2878219	08/21/2004	ETC Traveler
Trademark No. 2248753	06/01/1999	Powerbike
Trademark No. 2224640	02/16/1999	Powerski
Trademark No. 2329466	02/16/1999	The Future is Electric
Trademark No. 1794866	09/28/1993	ZAP
Trademark No. 2912329	12/21/2004	ZAP Car
Trademark No. 2335090	03/2/2000	ZAP Electric Vehicle Outlet
Trademark No. 2885816	09/21/2004	ZAP Seascooter
Trademark No. 2330894	03/21/2000	ZAPPY
Trademark No. 2371240	07/25/2000	Zapworld.com
Trademark No. 2320346	02/22/2000	Zero Air Pollution
Trademark No. 2689203	02/18/2003	Swimmy
Trademark No. 3648538	06/30/2009	ZAP Alias
Trademark No. 3254373	06/26/2007	ZAP Battery
Trademark No. 3519941	10/21/2008	ZAP Truck
Trademark No. 77/427823	10/2//2008	ZAP X
Trademark No. 77/466225	10/28/2008	ZAP ZIP
Trademark No. 3520501	10/21/2008	ZAPINA

Trademark No. 3297140	09/25/2007	ZAPINO
Trademark No. 3519994	10/21/2008	iZAP
Trademark No. 3318875	10/23/2007	Empower
Trademark No 3318874	10/23/2007	Empower (design)
Trademark No. 77/17885	07/14/2009	Pegasus
Trademark No. 3520550	10/21/2008	PLUGGY
Trademark No. 3376385	01/29/2008	Recharge it all
Trademark No. 3452022	06/24/2008	Ride the Future
Trademark No. 3297900	09/25/2007	XEBRA
Trademark No. 3525769	10/28/2008	Obvio!
Trademark No. 3525774	10/28/2008	Obvio! And design

Company Background

Founded in 1994, ZAP has invented, designed, patented, manufactured, and marketed numerous innovative products since the Company’s inception. In 1995, we began marketing electric transportation on the Internet through our website, www.zapworld.com. The Company has been a pioneer in developing and marketing electric vehicles such as a zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles, and the ZAPPY® folding electric scooter. From 1996 through 2003, we continued to add to our product line. In 2003, we announced our first electric automobiles, including the first-ever production electric automobile imported from our manufacturing partner in China. In 2004, we introduced electric all-terrain vehicles and the fuel-efficient Smart Car. In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.  To date, we have delivered more than 100,000 electric vehicles and consumer products to customers in more than 75 countries, establishing the Company as one of the leaders in the alternative transportation marketplace.

Backlog

As of March 26, 2010, we have over $460,000 in backlog orders from auto-dealer purchase contracts for advanced technology vehicles.  We anticipate shipping these units from on-hand inventory and future production. The backlog for our consumer products on the same date was $47,000.  We anticipate shipping the consumer products throughout 2010.

Competitive Conditions

The competition to develop advanced EV has been intense and is expected to continue to increase. Our principal competitive advantage over our competitors is the experience base of our EV integration engineering know-how. We have accrued over the years good will in our trade name with strong brand recognition.  We have continued to demonstrate our ability to be a low cost manufacturer working through domestic and international contract manufacturing arrangements. We have placed top priority on quality and engineering excellence to ensure reliability and robustness in our product, so that our drive for cost effective manufacturing would in no way compromise quality.  We benefit from a long standing history in EV with strong brand name recognition in the advanced transportation vehicle industry. Our business objectives is to offer quality cost competitive products adapted to compliancy to local market EV regulations and market needs.  While our manufacturing partner is currently located in China, we continue to seek opportunities to establish manufacturing operations and partnerships where our products could be adapted for the U.S. markets.

In the EV advanced technology vehicle market, we compete with well financed or established manufacturers, including  BYD, Tessler, Ford, Renault and others who have recently been more visible in their commitment to the electric vehicle market.  These companies have more significant financial resources, established market positions, longstanding relationships with customers and dealers. Each of these companies is currently working to develop this new market and sell advanced EV products in the world. The resources available to our competitors to develop new products and introduce them into the market place exceed the resources currently available to the Company. We also face competition from smaller companies with respect to our consumer products, such as our electric bicycle and scooter, especially in China and the Asian markets. This intense competitive environment require us to continue to advance in our product capabilities and technologies, improve our pricing and enhance our services, increase our distribution channels, cost of marketing, in order to maintain and expand our current technology base and strengthen our market position.

Seasonal Variations

Our business is subject to seasonal influences for consumer products. Sales volumes in this industry typically slow down during the winter months from November to March in the United States. Our auto distribution network is affected by the availability of trucks and vans, ready to sell to dealers due to the need to reestablish business contracts with our original partnership manufacturers in China.

Sources and Availability of Parts and Supplies

Materials, parts, supplies and services used in our business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer’s operations and production of ZAP products.   We strive to have at least two sources for parts and supplies.

Inflation

Our raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

Subsidiaries

We have the following wholly-owned subsidiaries:  Voltage Vehicles, a Nevada company, ZAP Rental Outlet, a Nevada company, ZAP Stores, Inc., a California company, ZAP Manufacturing, Inc., a Nevada company and ZAP World Outlet, Inc., a California company. Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles. ZAP Stores is engaged primarily in consumer sales of ZAP products at one location and ZAP Manufacturing is engaged primarily in the distribution of ZAP products. ZAP World Outlet, ZAP Rental Outlet and RAP Group are not currently operating subsidiaries.

Employees

As of March 26, 2010, the Company had a total of 35 employees  all of which  are full-time employees. At present, there are no employment agreements with the officers of the Company, except Gary Dodd. On January 15, 2010, three of our officers agreed to terminate their employment agreements with the Company. We intend to enter new agreements with these officers in the future on terms to be determined.  The officers continue to serve in the same positions with the Company.

Item 1A.  Risk Factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

We incurred net losses of $10.7 million, $9.8 million, $28 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  We can give no assurance that we will be able to operate profitably in the future.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To date, demand for and interest in electric vehicles has been sporadic.  As a result, growth in the electric vehicle industry depends on many factors, including:

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of electrical vehicles.  Although we have product liability insurance for our consumer products for risks of up to an aggregate of $5,000,000, that insurance may be inadequate to cover all potential product claims.  We also carry liability insurance on our automobile products.  Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition.  We may not be able to secure additional product liability insurance coverage on acceptable terms or at reasonable costs when needed.  A successful product liability claim against us could require us to pay a substantial monetary award.  Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.  On May and October of 2009, we determined that the Xebra vehicle had possible problems with its braking system, based on notices from NHTSA.   We initiated a product recall in June  and  November of  2009.  The first recall addressed  the fact that braking distances may be longer than the  U. S. Department of Transportation allows.  The second recall addressed the brake reservoir system.  The existing brake reservoir system is similar to an automobile and has a single reservoir.  NHTSA has determined since the Xebra is classified as a motorcycle, it should have two separate brake reservoirs. We cannot assure you that such claims and/or other recalls will not be made in the future.

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

Our automobile products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, or EPA, the National Highway Traffic Safety Administration, or NHTSA, and the Air Resource Board of the State of California, and a compliance certification is required for each new model year.  The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial.  Although the Company had marketed its Smart Car product in the United States, the car must be certified by the California Air Resources Board before it can be sold in California, New York, and three other states.  In addition, the two models of our OBVIO products will need to satisfy all regulatory requirements before they can be sold in the United States.  The risks, delays, and expenses incurred in connection with such compliance could be substantial.

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

We rely on a combination of patent, copyright, trademark, and trade secret protections to protect our proprietary technology.  Our success will, in part, depend on our ability to obtain trademarks and patents.  We hold several patents registered with the United States Patent and Trademark Office, or USPTO.  These registrations include both design patents and utility patents.  In addition, we have recently submitted provisional patents which may or may not be afforded the limited protection associated with provisional patents.  We have also registered numerous trademarks with the USPTO and have several pending at this time.  We cannot assure you that the trademarks and patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

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

We may face risks associated with past sales of unregistered securities.

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

Our stock price and trading volume may be volatile which could result in substantial losses for our stockholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Property.

The chart below contains a summary of our principal facilities:

Location	Use	Square Feet	Rent
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters (1)	20,000	$ –
9 th Street, Santa Rosa, CA	Warehousing	36,764	$ 10,030
806 Donahue Street, Santa Rosa, CA	Vehicle Storage	21,954	$ 9,659
3362 &3405 Fulton Road, Santa Rosa, CA	Office, Automobile Lot	21,780	$ 7,000
44720 Main Street, Mendocino, CA	Potential Retail Outlet	5,500	$ –

(1)	The building debt is due to Al Yousuf LLC with a scheduled maturity on February 28, 2010.

We purchased the Fourth Street building in March 2003 to use as our principal executive offices. The building was built originally in 1906 and is located in downtown Santa Rosa, California. We believe the building and contents are adequately insured. We occupy more than 90% of the building. We purchased the Mendocino, California property in May 2005 as a potential site for a retail outlet for our products.

The rest of our facilities are rented or leased. The properties located at 3362 and 3405 Fulton Road are rented on a month-by-month basis from our Chief Executive Officer. We plan to continue to rent properties based on our needs. We believe these properties are adequate for our foreseeable needs.

We believe our insurance policies cover all insurance requirements of the landlords. We own the basic tools, machinery and equipment necessary for the conduct of our repairs, our minimal research and development, and vehicle prototyping activities. We believe that the above facilities are generally adequate for present operations. At present, our products are manufactured by third parties on a contract basis.

Item 3.  Legal Proceedings.

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments. The previous litigation matters at December 31, 2008 were all resolved during 2009 with no material affect on the Company’s financial statements.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s Board of Directors.  In its complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Al Yousuf LLC seeks to foreclose on the property that secures the loan agreement and recover their attorneys fees, and obtain such other and further relief as the court may deem just and proper.  ZAP has responded to the complaint and the parties are engaged in settlement discussions.

On March 2, 2010 a complaint was filed by Integrity Automotive LLC; Randall Waldman (a former director of ZAP) v. ZAP, et al, case no. 10CI01383 in the Jefferson Circuit Ct. Division 10, State of Kentucky. The complaint alleges the following causes of action against ZAP: (1) Breach of Contract; (2) Civil Conspiracy; (3) Breach of Fiduciary Duty; and (4) Conversion. These causes of action stem from a purported joint venture intended to manufacture automobiles in the State of Kentucky and seeks unspecified actual and punitive damages. The matter has been tendered

to our attorney. We   intend to vigorously defend the plaintiff’s claims. We also believe that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders during the Fourth Quarter.

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB”.

	Bid price
Period	High	Low
Fiscal Year 2009:
December 31, 2009	$0.41	$0.17
September 30, 2009	0.45	0.33
June 30, 2009	0.46	0.12
March 31, 2009	0.28	0.10
Fiscal year 2008:
December 31, 2008	$0.59	$0.23
September 30, 2008	0.85	0.51
June 30, 2008	1.18	0.41
March 31, 2008	0.89	0.45

Holders

We have approximately 3,477 record holders of our common stock as of March 25, 2010, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Trust & Transfer Company.

Dividends

We have never declared nor paid any cash dividends on our common stock, and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Recent Sales of Unregistered Securities

The following lists sales of unregistered securities during the last fiscal year that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

Employee Compensation — On various dates throughout the last fiscal year, the Company issued 390,308 shares of restricted common stock valued at $98,000 to its employees as compensation.

Consulting — On various dates throughout the last fiscal year, the Company issued 195,874 shares of restricted common stock valued at $85,527 for outside consulting services

On December 16, 2009, we issued 4 million shares of restricted common stock valued at $1 million to a principal shareholder of a private company in connection with a potential strategic transaction.  We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities.

Item 6.  Selected Financial Data.

Not required for Smaller Reporting Companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Key Accomplishments During Fiscal Year 2009

Recent Developments

A number of significant events and developments have occurred during fiscal year 2009 and through the date of this report including the following:

•
We have developed an efficient methodology for the conversion of conventional gasoline engine vehicles into electric vehicles.  At present we are targeting China and Korea to convert conventional gasoline powered internal combustion SUVs to plug-in-electric vehicles to serve taxi markets in these Countries.  We have completed and are currently testing prototypes.

•
We have been selected as one of five companies to convert a prototype USPS van from conventional gasoline powered internal combustion to plug-in-electric for delivery in July 2010 for field testing by the USPS.

•
We formed ZAP Hangzhou Electric Vehicle Company, a joint venture with Holley Group, the parent company of a global supplier of electric power meters, and Better World International, LTD, a company focused on infrastructure technology and services for electric vehicles, to design and manufacture electric vehicle and infrastructure technology.

•	We received $5 million in financing through the issuance of convertible debt and invested $2 million in exchange for stock of a publicly traded Korean company.

•
We secured new financing with Cathaya Capital, L.P. which has the potential to result in up to an aggregate of $25 million in additional funding.  The financing includes a private placement of twenty million shares of common stock for aggregate proceeds of $5 million and a secured loan facility of up to $10 million that will be advanced to ZAP provided certain conditions are met. In connection with the financing, the investor also was issued warrants exercisable for up to 20 million shares of common stock at $0.50 per share. With offices in Silicon Valley, Cathaya, L.P. is backed by financier Jacques de Chateauvieux’s Paris-based Jaccar Holdings.

•
To help automotive fleets reduce emissions and operating expenses, we have begun distributing a five-passenger van and a new XL Truck both of which are 4-wheel, 100% plug-in-electric vehicles. The new Shuttle was designed for passenger transport or cargo. The seats are removable so it can be converted into a cargo vehicle. Our new XL Truck was designed to hold up to two passengers and has a bed platform capable of transporting up to 800 lbs. for on-road use and up to 1,600 lbs. capacity for private roads and facilities.

Results of Operations

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Net sales for the year ended December 31, 2009, were $4.1 million compared to $7.6 million for the year ended December 31 in the prior year which is a decrease of $3.5 million or 46%.

Sales in the Advanced Technology segment decreased from $4.9 million in 2008 to $2.1 million in 2009. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in 2009. In addition, we also decreased our production of three wheel electric vehicles to transition to 4 wheel electric vehicles.

We experienced a decrease of $492,000 in sales of consumer products from $876,000 in 2008 to $430,000 in 2009. The decrease was due in part to the discontinuance of our Latin America operation during 2009 and also no sales of portable energy products during 2009. In June of 2008, we transferred our product line to a new 50% owned entity, portable energy.

Our retail car lot experienced a slight decrease in sales from $1.7 million in 2008 to $1.6 million in 2009. The customer demand remained consistent for both years.  Due to the current recession many consumers chose lower priced pre- owned vehicles that are distributed through our retail car outlet

Gross profit was $728,000 for the year ended December 31, 2009 compared to $799,000 for the year ended December 31, 2008 resulting in a decrease of $71,000.  However, as a percentage of sales it increased from 11% in 2008 to 18% in 2009.

In our Advanced Technology segment our gross profit decreased from a gross profit of $718,000 in 2008 to $464,000 in 2009. The decrease was primarily due to lower sales volumes and the establishment of an allowance to repair Xebras for the safety recall.

In our Consumer Products segment we experienced a decrease of $154,000 in gross loss from $218,000 in 2008 to a gross loss of $64,000 in 2009. The gross loss was less due to higher sales volumes and better margins on the new ZAPPY 3 Pro Scooter.

Gross profits in our retail car lot increased $29,000 from $299,000 for the year ended December 31, 2008 to $328,000 for the year ended December 31, 2009. The increase in gross profits was due to higher sales volumes and better mix of vehicle models with higher margins.

Sales and marketing expenses for the year ended December 31, 2009 decreased by $621,000 from $1.8 million in 2008 to $1.2 million in 2009. The decrease was due elimination of certain sales and marketing positions during 2009.

General and administrative expenses for the year ended  December 31, 2009 increased by $630,000 from $7.9 million in 2008 to $8.5 million in 2009.  The primary reason for the increase was due to the increase in legal fees to settle prior year’s legal matters and to respond to the Al Yousuf lawsuit, see Notes 5 and 12.   The expensing of  employee stock options in the 3rd and 4th quarter of 2009 was also higher . These options were issued as a result of amending prior officer employment agreements and in connection with the Cathaya Capital financing arrangement in third quarter of 2009.

Impairment of Assets represents the impairment for the phase out of our Latin American dealer and adjustments to certain of our building improvement projects.

Research and development expenses increased by $135,000 from $416,000 in 2008 to $551,000 in 2009.

In 2009 we incurred additional costs to build working prototypes of the Alias vehicle. We also spent additional funds in 2009 to develop methods to convert gas vehicles to electric.

Interest expense, net increased by $109,000 from an interest expense of  $395,000 for the year ended December 31, 2008 to interest expense of $504,000 for the year ended December 31, 2009. The increase was due to the higher loan balance on the promissory note with Al Yousuf, see also note 5.

Other income (expense) decreased from an expense of $56,000 in 2008 to an expense of $8 for the year ended 2009.

The expense was less in 2009, since we did not incur the one time donation to the Red Cross or offering costs on the convertible debt as we experienced in 2008.

Net Loss was $10.7 million for the year ended December 31, 2009 as compared to a net loss of $9.8 million for period ended December 31, 2008.

Liquidity and Capital Resources

The Company used cash in operations of $ 2.1 million and $6.4 million during the years ended December 31, 2009 and 2008, respectively. Cash used in operations in 2009 was the result of the net loss incurred for the year of $10.7 million, offset by non-cash expenses of $7.6 million. In 2009, non-cash expenses included $1.6 million for stock –based compensation for consulting and other services, $4.9 million for stock-based compensation to employees.  Cash used in operations in 2008 was the result of the net loss incurred for the year of $9.8 million, offset by non-cash expenses of $5.6 million. In 2008, non-cash included $2.8 million related to stock-based compensation  for consulting and other services, $2.5 million for stock-based compensation to employees.

In 2009, the net change in operating assets and liabilities resulted in a cash increase of $1 million. The change was primarily due to decreases for  inventory.

In 2008, the net change in operating assets and liabilities resulted in a cash decrease of $2.1 million. The change was primarily due to increases for inventory.

Investing activities used cash of $1.2 million and $110,000 during the year ended December 31, 2009 and 2008, respectively. In 2009, $1.2 million was used for an investment in an unconsolidated joint venture. In 2008, cash was used to acquire property and equipment.

Financing activities provided cash of $7.8 million and $2.5 million during the year ended December 31, 2009 and 2008, respectively. In 2009, we received $6.1 million from four investors from issuance of common stock and $2 million from the issuance of convertible debt. In 2008, the Company borrowed funds on a $10 million financing facility established by Al Yousuf.

The Company had cash and cash equivalents of $4.8 million at December 31, 2009 as compared to $341,000 at December 31, 2008. The Company had working capital deficits of $2.8 million at December 31, 2009 and $990,000 at December 31, 2008.

On December 31, 2009, ZAP issued to an investor  a subordinated convertible promissory note in the principal amount of $2 million dollars  pursuant to a note purchase agreement entered into with the investor on even date therewith.  The unpaid principal balance of the Note accrues interest at a rate of six percent (6%) per annum and all unpaid principal, together with any then unpaid and accrued interest and other amounts payable there under, become due and payable on December 31, 2011.

In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities. We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total of $2 million as of December 31, 2009 and $3 million through March 25, 2010. See Subsequent Event Note 15.

The Company also entered into a Secured Loan Facility with Cathaya Capital L.P. pursuant to a Secured Convertible Promissory Note. Dr. Priscilla Lu, ZAP’s Chairman of the Board is also the general partner of Cathaya Capital L.P

The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014. As of December 31, 2009 no advances were made to the Company from this Secured Loan Facility.

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms ,if at all. If future financing requirements are satisfied through the issuance of equity securities which might result in significant dilution in the net book value per share of common stock for our shareholders, and there is no guarantee that a market will exist for the sale of our  shares.

At present, we require additional capital to continue expanding our  current operations.  The Company’s primary capital needs are: (i) to expand our presence into Asia by partnering with an automobile manufacturer in China (ii) to continue development of our methodology for converting gasoline vehicles to electric (iii)to continue building our dealer network and expanding ZAP’s market initiatives.  ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products (iv)  to add qualified sales and professional staff to execute on our business plan, and (v) to expand our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias  Roadster and other fuel efficient vehicles.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles which requires our management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

Item 8.  Financial Statements.

Index to Consolidated Financial Statements

The following Financial Statements of ZAP and Reports of Independent Registered Public Accounting Firm have been filed as part of this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheet of ZAP as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAP as of December 31, 2009, and the consolidated results of its operations and its cash flows for  the year  ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheets of ZAP as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP as of  December 31, 2008 and the consolidated results of its operations and its cash flow for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

/s/ Bagell, Josephs, Levine Company, LLC
Marlton, New Jersey
March 31, 2009

This report is a copy of the previously issued report. The predecessor auditor has not reissued the report.

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 DECEMBER 31, 2009 and 2008
(In thousands, except share data)

ASSETS

Current assets:	12/31/09	12/31/08
Cash and cash equivalents	$4,800	$341
Accounts receivable, net of allowance of $43 in 2009 and $33 in 2008	156	377
Inventories, net of reserve of $259 and $526	1,999	3,043
Prepaid non-cash professional fees	75	105
Other prepaid expenses and other current assets	465	765

Total current assets	7,495	4,631

Property and equipment, net	3,802	4,335

Other assets:
Investment in non-consolidated joint venture	1,225	—
Deposits and other	1,257	260

	$13,779	$9,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and short term notes	$5,889	$2,976
Accounts payable	458	474
Accrued liabilities	2,046	1,575
Deferred revenue	—	587
6% Senior convertible debt, net of discount of $133	1,867	—

Total current liabilities	10,260	5,612

Secured convertible note, less current portion	—	1,772

Total Liabilities	10,260	7,384

Commitments and contingencies
Shareholders’ equity:

Common stock;400 million shares authorized; no par
value;104,029,107 and 64,630,608 shares issued
and outstanding at December 31 2009 and 2008,respectively	138,712	126,347

Accumulated deficit	(135,193)	(124,505)

Total shareholders’ equity	3,519	1,842

	$13,779	$9,226

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
 (In thousands; except per share data)

	Year ended December 31
	2009	2008
	(in thousands)

Net sales	$4,068	$7,588
Cost of goods sold	3,340	6,789

Gross profit
	728	799

Operating expenses:
Sales and marketing	1,187	1,808
General and administrative (non-cash share based expense of
$5,132 in 2009 and $4,326 in 2008,respectively)	8,490	7,860
Research and development	551	416
Impairment loss on assets and goodwill	687	67

Total operating expenses	10,915	10,151

Loss from operations	(10,187)	(9,352)

Other income (expense):
Interest expense, net	(504)	(395)
Other income (expense), net	8	(56)

	(496)	(451)

Loss before income taxes	(10,683)	(9,803)
Provision for income taxes	(4)	(4)

Net loss	$(10,687)	$(9,807)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	82,808	59,567

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (In thousands)

	Common stock			Common stock issued
	Shares		Accumulated Deficit	as loan collateral	Total

Balance at December 31, 2007	57,478	$122,672	(114,698)	$(1,549)	$6,425

Issuance of common stock for:
Inventory and other assets	238	155			155
Cancellation of collateral	(1,291)	(1,549)		1,549	—
Consulting and other services	3,607	1,639			1,639
Employee compensation	870	585			585
Settlement of obligations	1,012	764			764
Exercise of warrants and options	173	72			72
Principle payments and conversion of convertible debt	2,543	743			743

Fair value of warrants and options issued for:
Consulting and other services		200			200
Settlement of obligations		108			108
Employee compensation		958			958
Net loss			(9,807)		(9,807)

Balance at December 31, 2008	64,630	$126,347	$(124,505)	$—	$1,842

Issuance of common stock for:

Consulting and other services	5,768	1,419			1,419
Cash	24,400	6,100			6,100
Deposit Acquisition	4,000	1,000			1,000
Employee Compensation	5,231	1,053			1,053

Fair value of warrants and options issued for:
Consulting and other services		51			51
Employee compensation		2,609			2,609
Beneficial conversion feature associated with senior convertible debt		133			133
Net loss			(10,687)		(10,687)

Balance at December 31, 2009	104,029	$138,712	$(135,193)	$—	$3,519

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
 (In thousands)

	Year ended December 31,

	2009	2008
	(in thousands)
Cash from Operating activities:
Net loss	$(10,687)	$	(9,807)
Items not requiring the current use of cash:
Amortization of note discount and deferred offering
Costs	—		156
Stock-based employee compensation	3,662		1,852
Stock-based compensation for consulting and other
services	1,470		2,753
Stock-based compensation for interest and other
penalties	—		17
Depreciation and amortization	322		215
Impairment of fixed assets and goodwill	687		67
Allowance for doubtful accounts	10		(139)
Changes in other items affecting operations:
Accounts receivable	211		135
Inventories	623		(1,606)
Prepaid expenses	301		(20)
Other assets	—		(150)
Accounts payable	(16)		345
Accrued liabilities	471		(677)
Deferred revenue	(587)		(165)

Cash used for operating activities	(3,533)		(7,024)

Cash from Investing activities:
Investment in unconsolidated joint venture	(1,225)		—
Acquisition of property and equipment	(22)		(286)
Proceeds from sale of equipment	—		176

Cash used for investing activities	(1,247)		(110)

Cash from Financing activities:
Issuance of common stock	6,100		—
Exercise of warrants and options	—		72
Pay-off of convertible debt	—		(431)
Proceeds from issuance of convertible debt	2,000		475
Proceeds from debt, net of issuance costs	1,139		2,976
Borrowings (repayments) on long-term debt	—		44
Cash provided by financing activities	9,239		3,136

Increase (decrease) in cash and cash equivalents	4,459		(3,998)
Cash and cash equivalents at beginning of year	341		4,339

Cash and cash equivalents at end of year	$4,800		$341

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP (“The Company” or “ZAP”), was incorporated in California in September 1994. ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. The Company also operates a retail car lot for sales of conventional and electric vehicles. The Company’s business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations. A summary of significant accounting policies is as follows:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of ZAP, Voltage Vehicles (“VV”) and ZAP Stores for the years ended December 31, 2009 and 2008. All subsidiaries are 100% owned by ZAP. All significant inter-company transactions and balances have been eliminated.

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

Deferred Revenue

Voltage Vehicles sells licenses to auto dealerships under the ZAP name. The term of the license agreements range from four to five years and among other things, call for the licensee to purchase a minimum number of vehicles from ZAP each year. The initial value of these agreements were classified them as current deferred revenue.  The Company’s policy is to begin recognizing revenue when we began delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2007, the Company began recognizing revenue on various license agreements on a straight-line basis over the term of the agreements.  The Company has recognized $587,000 and $165,000 of revenue for the year ended December 31, 2009 and 2008 resulting in an ending balance in deferred revenue is zero- and $587,000 at December 31, 2009 and 2008.

Allowance for doubtful accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2009 and 2008. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

o Customer demand;

o Historical sales;

o Forecasted sales;

o Product obsolescence; and

o Technological innovations.

Property and equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost and is depreciated or amortized using straight-line and accelerated methods over the asset’s estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Machinery and equipment	5 years
Computer equipment and software	3-5 years
Office furniture and equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years or life of lease, whichever is shorter
Building and improvements	39.5 years

Long-lived assets

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

Advertising costs

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $113,000 and $218,000 for the years ended December 31, 2009 and 2008, respectively.

Warranty

The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra® and its safety recall, for the ZAP Truck and ZAP Shuttle Van  vehicles and other varying warranties. Changes in the Company’s warranty liability during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance as of January 1,	$253	$293
Provision for warranties	309	113
Charges against warranties	(266)	(153)
Balance December 31,	$296	$253

Shipping and handling costs

Shipping and handling costs have been included in cost of goods sold.

Research and development

Research and product development costs are expensed as incurred.

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

Risks and uncertainties

The Company relies on various outside contract manufacturers located in  China to supply  electric vehicles and products for our customers.  If these Chinese companies are unable to supply electric vehicles and the Company is unable to obtain alternative sources for these products and services, the Company might not be able to fill existing backorders and/or to sell more electric vehicles.

Fair value of  financial instruments

The Company measures its financial assets and liabilities in accordance with U.S. generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities and short term debt, the carrying amount approximates fair value because of the short maturities.

Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and, accordingly, its comprehensive loss is equivalent to its net loss for the periods presented.

Stock-based compensation

We have stock compensation plans for employees and directors, which are described in Note 7 to our consolidated financial statements.

Share-based compensation is measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. Compensation expense has been recognized based on the estimated grant date fair value method using the Black-Scholes valuation model.

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the years ended December 31, 2009 and 2008 was $0.37 and $0.80, respectively.  As required by GAAP, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience.  Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

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

Net loss per share attributable to common shareholders

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic net loss per share attributable to common shareholders, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of options and warrants to the extent they are dilutive using the treasury stock method. The weighted average shares used in computing basic and diluted net loss per share attributable to common shareholders were the same for the two years ended December 31, 2009 and 2008. Options, and warrants for 95,141,712 shares and 59,140,633 shares were excluded from the computation of loss per share at December 31, 2009 and 2008, respectively, as their effect is anti-dilutive. In addition, $2 million of convertible debt for 2009 was excluded from the calculation.

NOTE 2 - INVENTORIES

Inventories at December 31, 2009 and 2008 are summarized as follows (thousands):

	2009	2008

Advanced technology vehicles	$1,138	$1,977
Vehicles-conventional	389	518
Parts and supplies	528	721
Finished goods	203	353

	2,258	3,569
Less - inventory reserve	(259)	(526)

	$1,999	$3,043

Any modifications to the Company’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such modifications are determined by management. Changes in the Company’s inventory reserve during the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance as of January 1,	$526	$302
Provision for slow moving inventory	336	307
Write-off of slow moving inventory	(603)	(83)

Balance as of December 31,	$259	$526

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 are summarized as follows (thousands):

	2009	2008
Land	$1,078	$1,078
Buildings and improvements	3,224	3,184
Machinery and equipment	106	126
Computer equipment and software	167	258
Office furniture and equipment	73	73
Leasehold improvements	36	53
Vehicles	379	630

	5,063	5,402
Less - accumulated depreciation
and amortization	(1,261)	(1,067)

	$3,802	$4,335

The land and building and certain equipment, with a net book value of $3.7 million and $3.9 million at December 31, 2009 and 2008 respectively, are pledged as security for certain indebtedness (see Note:5). Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $322,000 and $215,000, respectively.

NOTE 4 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued professional fees	$450	$443
Accrued payables	76	128
Customer deposits	264	292
Warranty liabilities	296	253
Interest payable	567	89
Other accrued expenses	393	370

	$2,046	$1,575

NOTE 5 –  SHORT-TERM DEBT PROMISSORY NOTE

On July 30, 2008, ZAP (the “Company”) executed a Promissory Note for a $10 million credit line (the “Note”) and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the “Security Agreement”), both in favor of Al Yousuf LLC (the “Lender”). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also a Director of ZAP.  The line of credit is not being used after May 2009 due to a legal dispute.  See Note 12.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.4 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.8 million at December 31, 2009 with inventory advances totaling $3.4 million and a building loan of $1.8 million and interest of approximately $600K.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees and obtain such other and further relief as the Court may deem just and proper.  ZAP has responded to the Complaint.  The parties are engaged in settlement discussions.

In addition the Company borrowed $760,000 from Portable Energy LLC, a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

CONVERTIBLE DEBT

6% Senior Convertible Notes

On December 31, 2009, ZAP issued to Samyang Optics a subordinated convertible promissory note in the principal amount of $2 million dollars  pursuant to a note purchase agreement entered into with the investor on even date therewith.

In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement , then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities. We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total of $2 million as of December 31, 2009 and $3 million through March 25, 2010. See Subsequent Event Note 15.

Secured Convertible Loan Facility

The Company also entered into a Secured Loan Facility with Cathaya Capital L.P. pursuant to a Secured Convertible Promissory Note. Dr. Priscilla Lu ZAP’s Chairman of the Board is also the general partner of Cathaya Capital L.P. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014. As of December 31, 2009 no advances were made to the Company from this Secured Loan Facility.

NOTE 6 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2009	2008

Computed expected tax expense	$(3,633)	$(3,334)
Change in valuation allowance	3,624	3,324
Meals and entertainment expenses, and officers life insurance not deductible for income tax purposes	9	11
State tax expense, net of federal income tax benefit	4	3

	$4	$4

 The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 is presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryovers	$31,705	$32,641
Fixed assets, due to differences in depreciation	—	288
Inventory	88	179
Accrued liabilities	508	453
Stock based compensation	—	4,595
Notes receivable reserves	14	340
Intangible assets due to impairment	100	150
Tax credits	138	147
Other		853

Total gross deferred tax assets	32,553	39.646
Valuation allowance	(32,553)	(39,646)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 2009 was a decrease of $7 million. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2009, the Company had federal tax net operating loss carry-forwards of approximately $84.6 million, which will expire in the years 2012 through 2026. The Company also has federal research and development credit carry forwards as of December 31, 2009 of approximately $147,000 which will expire in the years 2012 through 2026. State tax net operating loss carry forwards were approximately $70 million as of December 31, 2009. The state net operating loss carry forwards will expire in the years 2012 through 2018.

The Company’s ability to utilize its net operating loss and research and development tax credit carry forwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code. Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carry forwards in the event of an “ownership charge” for tax purposes as defined in the Internal Revenue Code Section 382.

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

NOTE 7 - STOCK OPTIONS

The Company has four Equity Compensation Plans: The 2008 Equity Compensation Plan, the 2007 Equity Compensation Plan, the 2006 Incentive Stock Plan, and the 2002 Incentive Stock Plan. These Plans provide for the grant of incentive stock options and non-statutory options to employees, directors and consultants to the Company. The Company granted incentive stock options and non-statutory options at exercise price per share equal to the fair market value per of the common stock on the date of grant. The vesting generally, three years, and exercise provisions were determined by the Board of Directors, with a maximum life from five to ten years.

Option activity under the 2008, 2007, 2006 and 2002 plans is as follows (thousands):

	2008 Plan		2007 Plan		2006 Plan		2002 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	—	—	1,000	$1.03	4,374	$0.99	5,681	$1.15
Granted	—	—	—	—	904	0.88	—	—
Exercised	—	—	—	—	—	—	(137)	0.41
Canceled	—	—	—	—	—	—	(156)	0.80

Outstanding at December 31, 2008	—	—	1,000	$1.03	5,278	$0.93	5,388	0.97
Granted	18,974	0.37	1,560	0.40	—	—	—
Exercised	—	—	—	—	—	—	—	—
Canceled	—	—	(1,160)	1.03	(2,996)	0.93	(2,592)	0.97

Outstanding number of shares exercisable and intrinsic value at December 31, 2009	18,974	$0.37	1,400	$0.37	2,282	$0.86	2,796	$1.08

The weighted average fair value of options granted during the years ended December 31, 2009 and 2008 was $.0.37 and $.80

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008

Dividends	None	None
Expected volatility	113.5 to 158.2	109.68 – 153.98
Risk free interest rate	2.93% to 3.31%	1.99 – 3.31%
Expected life	5.0 to 5.75 years	2.5 –6 years

At December 31, 2009, the Company has outstanding stock options for employees to purchase 25.4 million shares at exercise prices ranging from $0.25 to $1.20.

NOTE 8 - MAJOR CUSTOMERS

During 2009, Voltage Vehicles, our wholly owned subsidiary, had established relationships with approximately 40 dealers nationwide, where no single customer accounted for more than 10% of our net sales. In 2008, Voltage Vehicles has established relationships with 61 dealers nationwide. Where 7 of our dealers have purchased over $200,000 of Xebras or 30 % of advanced technology vehicle sales.

NOTE 9 – COMMITMENT

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International, LTD , a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, PhD who is the current Chairman of the Board of ZAP is also the Founder and General Partner of Better World International LTD.   Both ZAP and Better World International LTD will each have a 37.5% interest with Holley Group International owning a 25% interest . The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million of which ZAP’s portion is $1.2 million.

ZAP Hangzhou will combine ZAP’s intellectual property, electric vehicle technology and know how with Holley’s experience in electric metering to develop electric vehicles and related technologies targeting the Chinese market. The companies plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. As part of this relationship, ZAP Hangzhou plans to begin the installation of manufacturing facilities at Holley’s Hangzhou facilities in the near future.

ZAP will account for the earning or losses using the equity method. There was no activity during 2009. Future funding requirements by ZAP will be determined by the Joint Ventures activity.

Distribution Agreement Jonway Automobile

On January 15, 2010, the Company (ZAP) entered into distribution agreement with China auto manufacturer Zhejiang Jonway Automobile Co. Ltd. to produce electric SUVs, cars and other vehicles in China for domestic and global distribution. ZAP and Jonway are cooperating on the integration of AC propulsion systems and lithium batteries into a pilot production 5-door Jonway A380 SUV that would offer freeway speeds and a targeted range of over 100 miles per charge.

The exclusive agreement between ZAP and Jonway calls for manufacturing vehicles provided by Jonway with research and development by ZAP in Santa Rosa, California. Jonway manufactures China’s popular A380 compact SUV in 3- and 5-door models and are developing a line of sedans and other automobiles. ZAP and Jonway intend to jointly distribute electric vehicles in China, North America and Europe, to complement existing distribution channels while expanding into new markets.

The Company also issued 4 million shares of common stock valued at $1 million as a refundable deposit on a future acquisition.

Distribution Agreement Samyang Optics

On January 27, 2010, ZAP entered into an International Distribution Agreement (the “Distribution Agreement”) with Samyang Optics Co. Ltd. (“Samyang”) pursuant to which ZAP appointed Samyang as the exclusive distributor of certain ZAP electric vehicles including the Jonway A380 5-door electric sports utility vehicle equipped with  ZAP’s electric power train, in the Republic of Korea.  In addition, the Distribution Agreement provides that ZAP and Samyang will negotiate to enter into additional agreements related to the manufacture and assembly of ZAP vehicles by Samyang in Korea.  The Distribution Agreement shall be in effect for one year and may be extended annually by Samyang provided that Samyang has satisfied sales quotas determined by ZAP and Samyang is otherwise in compliance with the Distribution Agreement.

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred  ZAP Jonway UFO electric sports utility vehicles.

Further, on January 27, 2010, ZAP and Samyang entered into an Investment Agreement pursuant to which Samyang agreed to invest $3 million in convertible notes of ZAP (the “Samyang Investment”) and ZAP agreed to invest $2 million in convertible bonds of Samyang (the “ZAP Investment”).  Pursuant to the Investment Agreement, the Samyang Investment was completed on February 20, 2010 and the ZAP Investment shall be completed within one month following the Samyang Investment.  Both parties have agreed not to prepay or redeem their securities for a period of one year following the issuance of the securities and not to exercise conversion rights to the other party’s securities for a period of one year following the issuance of the securities.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common stock

2009 ISSUANCES

STOCK ISSUED FOR CASH. During 2009, the Company raised $6.1 million in cash through the issuances of 24.4 million shares of common stock through private placements.

STOCK ISSUED FOR SERVICES. In 2009, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2009, the Company issued grants for 5.7 million shares as consideration under agreements for consulting and related services, and 5.2 million shares were issued for employee compensation.

STOCK ISSUED FOR FUTURE ACQUISTION. In December of 2009, the Company issued 4 million shares valued at $1 million as a deposit for a future acquisition of a Chinese Automobile Manufacturing Company.

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

Series B, C, and D warrants not exercised may be redeemed by ZAP for a price of $0.01 per warrant upon thirty (30) days’ written notice to the holders thereof; provided, however, that if not all unexercised warrants in a particular series are redeemed, then the redemption shall be pro-rated equally among the holders of unexercised warrants in the series.

Total warrants outstanding at December 31, 2009 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates

Series B-Unrestricted	2,693	1.09	7-1-12
Series B-2-Restricted	1,679	1.09	7-1-12
Series C-Unrestricted	5,388	1.09	7-1-12
Series C-2-Restricted	1,239	1.09	7-1-12
Series D-Unrestricted	6,704	1.09	7-1-12
Series D-2-Restricted	1,294	1.09	7-1-12
Series K-Unrestricted	4,356	0.91	7-1-12
Series K-2-Restricted	4,106	0.91	7-1-12
$0.50 Warrants-Restricted	28,000	0.50	8-16-14
$0.70 Warrants-Unrestricted	100	0.70	6-2-13
$1.00 Warrants-Unrestricted	2,470	1.00	7-1-12
$1.10 Warrants Restricted	794	1.10	Various
$1.20 Warrants-Restricted	5,565	1.20	Various
$1.25 Warrants-Restricted	1,744	1.25	10-31-10
$1.32 Warrants–Unrestricted	432	1.32	2-20-12
$1.50 Warrants Restricted	1,939	1.50	Various
$2.50 Warrants Restricted	822	2.50	Various
$4.00 Warrants Restricted	363	4.00	2-15-10

	69,688

NOTE 11 – RELATED PARTY

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 for both the years ended December 31, 2009 and 2008.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.4 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.8 million at December 31, 2009 with inventory advances totaling $3.4 million and a building loan of $1.8 million including interest of $.6 million.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover attorney’s fees of approximately $125,000, and obtain such other and further relief as the Count may deem just and proper.  ZAP has responded to the Complaint.  The parties are engaged in settlement discussions.

In addition the Company borrowed $760,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

NOTE 12 – LITIGATION

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments. The previous litigation matters at December 31, 2008 were all resolved during 2009 with no material affect on the Company’s financial statements.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of   Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s board of directors.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Plaintiff seeks to foreclose on the property that secures the loan agreement and recover  their attorney’s fees and obtain such other and further relief as the Count may deem just and proper.  ZAP has  responded     to the Complaint.  The parties are engaged in settlement discussions.

On March 2, 2010 a complaint was filed by Integrity Automotive LLC; Randall Waldman (a former director of ZAP)     v. ZAP, et al , case no. 10CI01383 in the Jefferson Circuit Ct. Division 10, State of Kentucky. The complaint alleges the following causes of action against ZAP: (1) Breach of Contract; (2) Civil Conspiracy; (3) Breach of Fiduciary Duty; and (4) Conversion. These causes of action stem from a purported joint venture intended to manufacture automobiles in the State of Kentucky and seeks unspecified actual and punitive damages. The matter has been tendered to our attorney. We   intend to vigorously defend the plaintiff’s claims. We also believe that the ultimate resolution of this claim will not have a material adverse effect on our consolidated financial position or on the results of operations.

NOTE 13 – SEGMENT REPORTING

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

Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products. The Portable energy Segment was sold in June of 2008 and we have therefore included all activity for 2008 with the Electric Consumer Products.

Car outlet represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles.

Advanced Technology Vehicles represents the sales activity of advanced technology vehicles, now the Xebra a three-wheeled plug in electric vehicle to ZAP Dealers through-out the U.S.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Electric		Advanced
	Consumer	Car	Technology
	Products	outlet	Vehicles	Total

Year ended December 31, 2009:
Net sales	$430	$1,588	$2,050	$4,068
Gross profit(loss)	(64)	328	464	728
Depreciation, amortization and impairment	502	15	493	1,010
Net loss	(9,383)	(67)	(1,237)	(10,687)
Total assets	11,705	450	1,624	13,779

Year ended December 31, 2008:
Net sales	$876	$1,727	$4,985	$7,588
Gross profit(loss)	(218)	299	718	799
Depreciation, amortization and impairment	211	22	46	279
Net loss	(9,317)	(132)	(358)	(9,807)
Total assets	5,953	571	2,702	9,226

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

	Year ended December 31

	2009	2008

Cash paid during the year for:
Income taxes	$4	$4
Interest	—	—

Common stock and warrants and debt issuances for:

Issuance of shares for deposit on future acquisition	1,000	—

Inventory	—	155
Prepaid professional fees	—	1,639
Debt converted to common stock	—	743

NOTE 15 – SUBSEQUENT EVENT

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 2, 2010, on January 27, 2010, ZAP (the “Company”) and Samyang Optics Co. Ltd. (“Samyang”) entered into an Investment Agreement pursuant to which Samyang agreed to invest $3 million in convertible notes of the Company (the “Samyang Investment”) and the Company agreed to invest $2 million in Samyang (the “ZAP Investment”).  Pursuant to the Investment Agreement, the Samyang Investment was to be completed by February 15, 2010 and the ZAP Investment was to be completed within one month following the Samyang Investment.

On February 11, 2010, the Samyang Investment was completed through the purchase of a subordinated convertible promissory note of the Company in the principal amount of $3 million dollars by Samyang (the “Note”) pursuant to a note purchase agreement entered into with Samyang dated December 31, 2009.

In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement (an “Offering”), then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities and shall be subject to resale restrictions under Rule 144.

In connection with the completion of the Samyang Investment, on February 24, 2010 the Company purchased equity securities of Samyang for an aggregate purchase price of $2 million.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in Registrant’s Certifying Accountant

The Company was notified in January 2010 that the audit practice of Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm, or BJL, was combined with Friedman LLP, or Friedman, on January 1, 2010. As of the same date, BJL resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, Friedman was engaged as the Company’s independent registered public accounting firm.

During the two years ended December 31, 2008 and 2009, respectively, and from December 31, 2008 through the engagement of Friedman as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted Friedman with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission, or SEC, with BJL, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer, or collectively, the Certifying Officers, are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes in Internal Controls over Financial Reporting.

There were no changes our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of March 25, 2010 are as follows:

Name	Age	Position
Steven M. Schneider	49	Chief Executive Officer and Director
Gary Dodd	65	President and Director
William Hartman	62	Chief Financial Officer
Amos Kazzaz	54	Chief Operating Officer
Mark Abdou	36	Director
Priscilla Lu	57	Director, Chairperson of the Board
Peter H. Scholl	63	Director
Eqbal Al Yousuf	50	Director

Steven M. Schneider –Chief Executive Officer and Director

Mr. Schneider has been a director and Chief Executive Officer of ZAP since October 2002. Mr. Schneider has a 30-year career in the automotive industry and a long-time interest in fun, fuel-efficient cars.  He has served as ZAP’s CEO since 2002, when the Company acquired Auto Distributors, Inc. and Voltage Vehicles, businesses he founded which specialized in the distribution of electric and alternative fuel vehicles including automobiles, motorcycles and bicycles.  Mr. Schneider also founded the RAP Group, an automotive liquidator and reseller, which ZAP also acquired.  He serves on the board of directors of Apollo Energy

Systems, a developer of fuel cells and advanced batteries.  He also serves as a director of Rotoblock Corporation, a public company focused on the continued development of the oscillating piston engine.  He is an active member with various industry groups, including the Electric Drive Transportation Association in Washington, DC, and is a member of the Bay Area Alliance of CEOs.  He lectures frequently on industry topics at universities and other organizations.  He was recently appointed as the Vice Chairman of Samyang Optics Co. Ltd. of South Korea and is also a Senior Advisor for Economic Development in China. This position assists the Administration Committee of Yuhang Zutan (Innovation Sone) for Yuhang District, Hangzhou, P.R. China. Mr. Schneider possesses particular knowledge and experience in automobile industry that strengthens the Board of Director’s collective qualifications, skills, and experience.

Gary Dodd – President and Director

Mr. Dodd has been a director of ZAP since June 2009 and has served as President of ZAP since June 2009.  Mr. Dodd served as one of the first general managers for Toyota Motor Corporation’s first plant in the United States.  Mr. Dodd also served as chairman of the management committee and participated actively in the plant’s TPS (Toyota Production System) programs.  He chaired the committee that developed the Toyota Supplier Support Center, and in 1993, he was appointed General Manager of National Manufacturing Relations for all of the company’s United States manufacturing, design, testing, and component parts production interests.  With the support of Toyota, Mr. Dodd started his own company and supplied Toyota, Honda, Nissan, BMW, Mercedes, Hyundai, Ford and General Motors with JIT, sequenced component parts from eleven plant locations, which he built in locations close to his customers. Mr. Dodd possesses particular knowledge and experience in automobile manufacturing that strengthens the Board of Director’s collective qualifications, skills, and experience.

William Hartman – Chief Financial Officer

Mr. Hartman has served as Chief Financial Officer of ZAP since March 2001. He was engaged with the Company as a financial consultant starting in January 2001. Prior to his engagement at ZAP, Mr. Hartman provided financial and accounting consulting services to various Internet start up companies in the San Francisco Bay Area from 1999 to 2001. Mr. Hartman is a Certified Public Accountant in the State of California with a Masters in Accounting Degree from the State University of New York. He also had previous public accounting experience as an audit manager with PricewaterhouseCoopers in San Francisco.

Amos Kazzaz – Chief Operating Officer

Mr. Kazzaz has served as Chief Operating Officer of ZAP since March 2007. Prior to joining ZAP, Mr. Kazzaz served as Vice President of Cost Management at United Airlines, Inc., an international airline, where he oversaw United Airline’s operations, process improvement, and cost management. From 2003 to 2006, Mr. Kazzaz served as United Airline’s Vice President of Financial Planning and Analysis during which time he accounted for United Airline’s planning and analysis function and capital budget. From 2002 to 2004, Mr. Kazzaz served as United Airline’s Vice President of the Business Transformation Office, the company’s first enterprise project management office, during which time he was responsible for identifying areas of revenue and cost improvements. Concurrently, Mr. Kazzaz served as the Chief Operating Officer at Avolar, a subsidiary of United Airlines. He currently sits on the Boards of Directors of Alliant Credit Union, SkyTech Solutions in India, and Integres. Mr. Kazzaz holds a bachelors degree in International Affairs from the University of Colorado and a Masters in Business Administration from the University of Denver.

Mark Abdou – Director

Mr. Abdou has served as a director of ZAP since June 2009.  Since April 2009, Mr. Abdou has served as the Chief Executive Officer and Managing Partner of Libertas Law Group. From August 2008 to March 2009, Mr. Abdou served as General Counsel and Sr. Vice President of GTX Corp, a technology company committed to developing miniaturized GPS tracking and cellular location-transmitting technology platforms for integration into a wide variety of consumer products. From December 2003 to August 2008, Mr. Abdou was a partner at Richardson & Patel, LLP. At Richardson & Patel, Mr. Abdou established an extensive network of banking and lending professionals and service providers including clients located in the middle-east. Mr. Abdou received his Bachelor of Arts degree in Biological Sciences from the University of Southern California in 1996, and his Juris Doctorate from the UC Berkeley School of Law (Boalt Hall) in 1999. Thereafter, he was licensed to practice law by the California State Bar in 1999. Mr. Abdou possesses particular knowledge and experience in law and international business that strengthen the Board of Director’s collective qualifications, skills, and experience.

Priscilla Lu – Director and Chairman

Dr. Lu has served as a director of ZAP since August 2009.  Dr. Lu has served as Managing Partner and Founder of Cathaya Funds, a private equity fund for China focused at mature businesses leveraging cross border alliances since 2009. From 2003 to 2009, Dr. Lu was a China advisor to Mayfield and helped found GSR Fund (overseeing US$1B investments) in China. From 2008, Dr. Lu was Founder and CEO of ViDeOnline, a company which delivered digital media over secured broadband and mobile networks to service providers to China broadband operators. She was also Founder, Chairman and CEO of interWAVE Communications and took the company public on the NASDAQ. interWAVE built the largest set of mobile GSM and CDMA networks in Africa with over 165 networks worldwide. Before this, Dr. Lu was at AT&T Bell Laboratories for 16 years, where she led efforts in digital switching and networking, and developed the early technologies in CMOS VLSI in microprocessors. She has a B.S. and M.S. in Computer Science and Mathematics from University of Wisconsin, Madison and holds a Ph.D. in Electrical Engineering and Computer Science from Northwestern University, funded as a Bell Labs Scholar. Dr. Lu has 50 plus patents in telecommunications and networking. She is on several boards of directors, including Intel’s Consumer Board of Advisors and on Northwestern University’s Engineering School’s McCormick Advisory Board.  She is also founding member of the Cleantech Group in China. Dr. Lu possesses particular knowledge and experience in technology and international business that strengthen the Board of Director’s collective qualifications, skills, and experience.

Peter H. Scholl – Director

Mr. Scholl has served as a director of ZAP since 2006.  Since 2005, Mr. Scholl has been an independent engineering consultant. From 2003 to 2005, Mr. Scholl served as President of Rotoblock Inc. in Canada and Rotoblock Corporation, a Nevada corporation, in the development of Oscillating Piston Engine technology. He served as President of Unimont Inc., a real estate development firm, in Penticton, Canada from 2001 to 2003. From 1996 to 2000, Mr. Scholl worked on the development of water purification systems in Arizona. Mr. Scholl has a Bachelor’s of Science degree in Mechanical Engineering from the Institute of Technology in Biel, Switzerland. Mr. Scholl possesses particular knowledge and experience in technology that strengthen the Board of Director’s collective qualifications, skills, and experience.

Eqbal Al Yousuf – Director

Mr. Al Yousuf has served as a director of ZAP since 2007.  Mr. Al Yousuf is the President of Dubai’s Al-Yousuf Group and Al Yousuf LLC. He has a Bachelors Degree in Computer Science and a Bachelors Degree in Economics. He graduated from the University of Minnesota in May 1983. After he graduated, he joined his father’s firm as Managing Director and in 1988 he was appointed as Deputy Chairman, 2001 as Vice Chairman, and 2004 as Chief Executive Officer. In 2005, Mr. Al Yousuf was appointed as the President of Al Yousuf Group; a company that for more than 55 years has grown into a multi-million Dirham conglomerate covering operations ranging from motor vehicles, boat manufacturing, auto rental, real estate development, home electrical appliances, computer operating systems, electronics and transportation and has proved to be one of the reputed and leading business groups in U.A.E. He has held this position since 2005.

Mr. Al Yousuf possesses particular knowledge and experience in international business that strengthen the Board of Director’s collective qualifications, skills, and experience.

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

Board Meetings

During 2009, our Board of Directors met or conferred by telephone 6 times.  During 2009, all directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board during 2009 and (ii) the total number of meetings held by all committees of the Board on which such director served in 2009. The Company does not have a policy with regard to attendance of directors at annual meetings, but encourages them to be present.

Committees of the Board

Audit Committee

The Board of Director’s Audit Committee is comprised of Peter Scholl and Mark Abdou.  During 2009, the Audit Committee met 4 times. The members of the Audit Committee are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement.  The Board of Directors has determined that Mr. Scholl qualifies as an audit committee financial expert as defined within the SEC rules.

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes overseeing the work of the Company’s internal accounting and financial reporting and internal auditing processes and discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements and internal control over financial reporting of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditor in carrying out its oversight responsibilities. The Audit Committee’s specific responsibilities are delineated in the Audit Committee Charter. The Audit Committee Charter is available on our website at http://www.zapworld.com.

Compensation Committee

The Board of Director’s Compensation Committee is comprised of Priscilla Lu, Mark Abdou and Peter Scholl. During 2009, the Compensation Committee met in conjunction with the Board of Directors meetings. A copy of the Compensation Committee Charter is available on our website at http://www.zapworld.com. The Compensation Committee, among other things, advises the Board on all matters pertaining to compensation programs and policies, approves the compensation payable to each of the officers of the Company, reviews proposed compensation of executives as provided in the Company’s executive compensation plan and administers the Company’s stock option plans.

Corporate Governance and Nominating Committee

The Board of Director’s Corporate Governance and Nominating Committee, or the Governance Committee, is comprised of Peter Scholl. During 2009, the Governance Committee met in conjunction with the Board of Directors meetings. The Governance Committee has adopted a charter, which has been ratified and approved by the Board of Directors.  A copy of the committee’s charter is available on our website at http://www.zapworld.com.

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

The Governance Committee annually reviews the appropriate skills and characteristics required of board members in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of the shareholders. In conducting this assessment, the committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

Code of Ethics

The Board of Directors has adopted a Code of Ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors.  The Code of Ethics covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the Code of Ethics is available on our website http://www.zapworld.com or may be obtained by written request submitted to the Corporate Secretary at ZAP, 501 Fourth Street, Santa Rosa, CA 95401.  The Company intends to satisfy any disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Ethics by disclosing on the Company’s website, by press release and/or on a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons beneficially owning more than 10% of the outstanding common stock of the Company to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors, and greater than 10% beneficial owners of common stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that during the fiscal year ended December 31, 2009, all officers and directors timely filed the initial statement of beneficial ownership of securities on Form 3.  The Company also believes that during the fiscal year ended December 31, 2009, all officers and directors timely reported certain transactions on Form 4s except for Mr. Eqbal Al Yousuf, our Director, who did not report certain sales of securities in the last few days of December 2009, until March of 2010.

Item 11.  Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2009 and 2008.  The following table summarizes all compensation for fiscal year 2009 received by our Chief Executive Officer, and the Company’s other most highly compensated executive officers who earned more than $100,000 in fiscal year 2009 and 2008 also referred to in this Annual Report, as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Schneider, CEO	2009	179,000	—	31,750	3,522,541	—	—	—	3,733,291
	2008	131,865		30,835	—	—	—	—	162,700
Gary Dodd, President (3)	2009	58,337	50,000	—	318,780	—	—	—	427,117
	2008	—	—	—	—	—	—	—	—
William Hartman, CFO	2009	125,000	—	35,015	167,000	—	—	—	327,015
	2008	121,500			300,500	—	—	—	422,000
Amos Kazzaz, COO	2009	125,000	—	—	156,886	—	—	—	281,886
	2008	115,900	10,500	25,500	—	—	—	—	151,900

(1)	Stock awards are based on the stock price on the date of issue.
(2)	Option awards were valued using the Black Scholes method
(3)	Mr. Dodd became President on June 1, 2009.

Employment Agreements

As of the date of this Annual Report, we do not have employment agreements with our officers other than Gary Dodd. On December 1, 2009, the Compensation Committee of the Board of Directors approved the award of a stock option to purchase one million shares of the Company’s common stock (the “New Stock Option”) to each Officer  and Gary Starr in exchange for the termination of a stock option to purchase one million shares of Common Stock that had been previously granted to each Officer and Gary Starr. The exercise price of the New Stock Options was set at $0.25 per share, which is higher than the closing trading price of the Company’s common stock on the date of grant.  One third of the shares subject to the New Stock Options vested as of the date of grant, and the remainder shall vest ratably each month until vesting is completed on November 30, 2011.

Gary Dodd

A definitive employment agreement was executed by ZAP on June 10, 2009 with Mr. Dodd. Under the terms of the agreement, Mr. Dodd’s base salary is one hundred fifty thousand dollars ($150,000) per annum, payable $100,000 in cash salary and $50,000 of ZAP common stock in substantially equal semi-monthly installments, commencing on June 1, 2009. Additionally, Mr. Dodd received 1,000,000 shares of ZAP common stock upon signing his agreement and options to purchase 150,000 shares of common stock annually. The term of Mr. Dodd’s employment shall extend for a period of 18 months from June 1, 2009 unless terminated sooner. If Mr. Dodd is terminated, he will receive a lump sum payment equal to the balance of the monthly salary for the remaining term of the agreement.

The following table sets forth certain information concerning stock option awards granted to our named executive officers.

OPTION AND WARRANT AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steve Schneider (3)	220,000	—	—	0.23	7/5/12
Steve Schneider (3)	550,000		—	1.15	6/23/14
Steve Schneider (2)	566,117		—	1.20	11/16/14
Steve Schneider (2)	348,588		—	0.85	6/7/15
Steve Schneider (2)	572,686			0.94	11/9/17
Steve Schneider (4)	1,063,480			1.08	7/1/12
Steve Schneider (4)	2,690,000			1.08	7/1/12
Steve Schneider (4)	3,190,000			1.08	7/1/12
Steve Schneider (4)	3,025,000			0.91	7/1/12
Steve Schneider (4)	1,690,786			0.91	7/1/12
Steve Schneider (1)	572,686			1.00	7/1/12
Steve Schneider (3)	390,966			0.83	8/11/16
Steve Schneider (7)	4,231,127	5,702,813		0.39	08/6/14
Gary Dodd	1,150,000			0.40	06/01/14
William Hartman (4)	807,369	—	—	0.91	7/1/12
William Hartman (4)	22,000			1.08	7/1/2012
William Hartman (7)	425,925	574,075	—	0.25	11/30/14
William Hartman (6)	367,000			0.78	08/28/18
Amos Kazzaz (7)	400,258	539,479		0.25	11/30/14

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
(4)
The award is warrants to purchase ZAP Common  stock, these five year warrants were initially issued on June 1, 2002 at the time of the Reorganization. In January, 2007 they were extended another five years until June 1, 2012 with their original exercise prices also adjusted.

(5)	The award vests equally over 36 months from date of grant. The option has a ten year life. Issued per their employment agreement.
(6)	The award vested at the date of grant. The option has a ten year life. Issued per the employment agreement
(7)	The Option becomes exercisable with one third on November 30, 2009 and the remainder on a monthly basis through November 30, 2011.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the outside directors below for the fiscal year ended December 31, 2009.

Compensation of Directors

The outside directors receive $30,000 per annum as compensation for services and $4,000 per annum for each committee served. The cash portion is limited to $12,000 with the remainder paid in company stock.  In addition to the aforementioned, the outside directors also receive $25,000 of the Company’s common stock and 60,000 options to purchase common stock. For service on the Board of Directors, the outside directors receive options to purchase 18,000 shares of common stock for each committee of the Board of Directors served on.

Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings.

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the outside directors below for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Abdou	12,000	51,000	29,760	—	—	—	92,760
Priscilla Lu	—	—	2,241,925 (1)	—	—	—	2,241,925
Peter H. Scholl	12,000	51,000	29,760	—	—	—	92,760
Eqbal Al Yousuf	—	—	—	—	—	—	—

(1) Issued in connection with Cathaya Capital Financing in August 2009.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 26, 2010, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 26, 2010. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 105,223,888 shares of common stock outstanding as of March 26, 2010, plus, for each individual, any securities that individual has the right to acquire within 60 days of March 26, 2010.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o ZAP, 501 Fourth Street, Santa Rosa, California 95401.

Name and Address	Shares Beneficially Owned	Percentage of Class
Beneficial Owners of More than 5%:
Jeffrey G. Banks (1), the Banks Group	10,268,987	13.56%
Gary Starr (2)	8,980,654	8.07%
Gang Wang, Jonway Automobile Group	4,000,000	5.89%
Current Directors and Named Executive Officers:
Steven Schneider (3)	20,802,588	19.77%
Priscilla Lu (4), Cathaya Capital L.P.	42,085,000	39.99%
Eqbal Al Yousuf (5)	9,699,114	8.72%
William Hartman (6)	2,318,617	2.20%
Gary Dodd (7)	1,288,900	1.22%
Amos Kazzaz *	—	—
Mark Abdou *	—	—
Peter Scholl *	—	—
All Directors and Executive Officers as a group (8) persons)	76,194,219	71.90%

*	Less than 1%.
(1)	Includes warrants to purchase 4 million shares of common stock.
(2)	Includes 6,013,000 shares of common stock issuable upon the exercise of various warrants and 1,942,000 shares of common stock issuable upon the exercise of stock options.
(3)	Includes 12,231,000 shares of common stock issuable upon the exercise of various warrants and 5,463,000 shares of common stock issuable upon the exercise of stock options.
(4)	Includes 40 million shares of common stock issuable upon the exercise of various warrants and 2,085,000 shares of common stock issuable upon the exercise of stock options.
(5)	Shares were issued to Al-Yousuf LLC of which Mr. Al Yousuf is the President. Includes warrants to purchase 1,744,000 million shares of common stock
(6)	Includes 929,000 shares of common stock issuable upon the exercise of various warrants and 781,000 shares of common stock issuable upon the exercise of stock options.
(7)	Includes 1,150,000 shares of common stock issuable upon the exercise of stock options.

Equity Compensation Plan Information

We have adopted stock incentive plans to provide incentives to attract and retain officers, directors, key employees and consultants. We currently have reserved a total of 44 million shares of our common stock for granting awards, 10 million shares under our 2002 Incentive Stock Option Plan, and 4 million shares under our 2006 Incentive Stock Option Plan 10 million  shares under our 2007 Stock Incentive Plan and 20 million shares under our 2008 Stock Incentive plans . All plans were approved by our shareholders.

A summary of options under the Company’s stock option plans from December 31, 2008 through December 31, 2009 is as follows (the number of shares is in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2008	11,666	$1.04	8.39
Options granted under the plan	—	—	—
Options exercised	—	—	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2009	11,666	$.96	8.00
Options granted under the plan	1,150	$0.40	10.0
Options exercised	—	—	—
Options forfeited and expired	(2,542)	—	—
Outstanding June 30, 2009	10,274	$.39	10.0
Options granted under the plan	17,034	$0.78	10.0
Options exercised	—	—	—

Options forfeited and expired	(444)	—	—
Outstanding September 30, 2009	26,864	$0.56	7.74
Options granted under the plan	2,350	$0.25
Options exercised	—	—	—
Options forfeited and expired	(3,762)	—	—
Outstanding December 31, 2009	25,452	$.56	7.74

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31,2009, for those options for which the quoted market price was in excess of the exercise price. There were 3.7 million options were in the money valued at $516,600 as of December 31, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its Chief Executive Officer and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $84,000 for each of the years ended December 31, 2009 and 2008.

Financing provided to the Company by Cathaya Capital LLC whose General Partner is Priscilla Lu, Chairman of the Board of ZAP

On August 6, 2009, the Company entered into a Securities Purchase Agreement with Cathaya Capital, L.P., a Cayman Islands exempted limited partnership, or Cathaya. Pursuant to the agreement, Cathaya purchased 20 million shares of the Company’s common stock at a price of $0.25 per share for an aggregate purchase price of $5 million. In addition warrants were also issued to the investors which grant the holders the right to purchase up to 10,000,000 shares of the Company’s common stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

The Company also entered into a Secured Loan Facility with Cathaya pursuant to a Secured Convertible Promissory Note, or the Note. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by Cathaya prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to Cathaya on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s common stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of common stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Company’s common stock at a price of $0.50 per share.  The warrants expire on August 16, 2014.

Financing provided to the Company by Al Yousuf LLC, Whose President is a Director of ZAP

The Company entered into various financing arrangements during the second and third quarter of 2008 with the Al Yousuf Group which is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also a member of the Board of Directors of ZAP and arranged the note terms and provisions.

On July 30, 2008, we received a $10 million financing arrangement from the Al Yousuf Group to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The note matured on February 28, 2010. Interest only payments were due under the note monthly commencing August 30, 2008. All principal and interest due under the note is secured by the corporate headquarters building in Santa Rosa, California.

On May 14, 2009, we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $3.4 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa, California. The total due on the note is approximately $5.8 million at December 31, 2009 with inventory advances totaling $3.4 million and a building loan of $1.8 million and interest of $0.6 million.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of Sonoma.  The complaint alleges causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  In its Complaint, Al Yousuf LLC claims that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Al Yousuf LLC seeks to foreclose on the property that secures the loan agreement and recover their attorneys fees and obtain such other and further relief as the court may deem just and proper.  ZAP has responded to the complaint and the parties are engaged in settlement discussions.

In addition, the Company borrowed $760,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

Director Independence

The following directors are independent directors as that term is defined under NASDAQ Rule 4200(a) (15):

Peter Scholl

Mark Abdou

PART IV

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2009 and Bagell Josephs, Levine & Co. LLC for the audit of the Company’s annual financial statements for the year ended December 31, 2008:

	2009	2008
Audit fees:1	$134,000	$140,000
Audit-related fees: 2	—	—
Tax fees:3	—	—
All other fees:4	—	—
Total	$134,000	$140,000

(1)
Audit fees include fees invoiced for the audit of the Company’s annual financial statements and the quarterly reviews of these statements, as well as fees for consultation regarding accounting issues and their impact on or presentation in the Company’s financial statements.

(2)
This category includes fees billed for assurance and related services that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” and generally consist of fees for due diligence in connection with acquisitions, registration statements, accounting consultation and audits of employee benefit plans.

(3)	This category includes fees billed for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.
(4)	The Company generally does not engage Friedman LLP or Bagell, Joseph, Levine Company, LLC for “other” services.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

1. Financial Statements

The following Financial Statements of ZAP  and Reports of Independent Registered Public Accounting Firm have been filed as part of this Form 10-K:

2. Financial Statement Schedules

None – All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

3. Exhibits

The list of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description
2.1	Approved Second Amended Plan of Reorganization, dated as June 20, 2002. (5)
3.1	Amended and Restated Articles of Incorporation. (4)
3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (14)
3.3	[Bylaws]
4.1	Form of common share purchase warrant of the Company held by Fusion Capital Fund II, L.P. (6)
4.2	Form of Series B common stock purchase warrant of the Company. (14)
4.3	Form of Series K common stock purchase warrant of the Company. (14)
10.1	Settlement Agreement between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)
10.3	2004 Consultant Stock Plan. (7)
10.4	Convertible Promissory Note, dated April 26, 2004, issued to Banks Living Trust. (1)
10.5	Purchase and Sale Agreement dated March 7, 2003 between ATOCHA Land LLC and ZAP. (3)
10.6	Promissory Note $2,000,000 — Atocha Land LLC and ZAP. (3)
10.7	Warrant Agreement dated April 26, 2004, issued to Banks Living Trust. (1)
10.8	Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC. (6)
10.9	Registration Rights Agreement between ZAP and Fusion Capital Fund II, LLC. (6)
10.10	Form of Common Stock Purchase Warrant between ZAP and Fusion Capital Fund II, LLC (6)
10.11	Agreement for Consulting Services with Evan Rapoport dated January 8, 2004. (1)
10.12	Asset Purchase Agreement dated April 12, 2004 with Jeffrey Banks for purchase of various autos (1)
10.13	Agreement for Private Placement Investment received dated April 14, 2004 with Phi-Nest Fund LLP (1)

Exhibit Number	Description
10.14	Consulting Agreement dated April 21, 2004 with Elexis International (1)
10.15	Consulting Agreement dated April 21, 2004 with Sunshine 511 Holdings (1)
10.16	Definitive Stock Agreement dated October 25, 2004 with Smart-Automobile, LLC (2)
10.17	Master Distribution Agreement between Apollo Energy Systems, Inc. and Voltage Vehicles Corporation, a subsidiary of ZAP. (8)
10.18	ZAP Floor Line and Dealer Development Agreement with Clean Air Motors, LLC for a $45 Million Floor Plan Line of Credit for Qualified ZAP Dealers (9)
10.19	Exclusive Purchase, License and Supply Agreement between Smart Automobile, LLC and ZAP. (10)
10.20	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (14)
10.21	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (14)
10.22	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable (14)
10.23	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (14)
10.24	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (14)
10.25	Common Stock Purchase Agreement between ZAP and Platinum Partners Value Arbitrage Fund LP (14)
10.26	Form of Common Stock Purchase Warrant between ZAP and Platinum Partners Value Arbitrage Fund LP (14)
10.27	Common Stock Purchase Agreement between ZAP and Lazarus Investment Partners LLP (14)
10.28	Form of Common Stock Purchase Warrant between ZAP and Lazarus Investment Partners LLP (14)
10.29	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC (11)
10.30	Financing Agreement between ZAP and Surge Capital II, LLC (12)
10.31	Exclusive Purchase, License, and Supply Agreement between ZAP and Obvio! Automotoveiculos S.P.E. Ltda (13)
10.36	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile (15)
10.37	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC (16)
10.38	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006 (17)
10.39	ZAP Guarantee (18)
10.40	Shandong Jindalu Vehicle Co., Ltd. Guarantee (19)
10.41	Joint Venture Negotiations dated September 21, 2006 (20)
10.42	Security Purchase Agreement between ZAP and Certain Institutional Investors (21)
10.43	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors (22)
10.44	Form of Convertible Note (22)
10.45	Form or Warrant (22)
10.46	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles (23)
10.47	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system (24)
10.48	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus markets (25)
10.49	Form SB-2 Registration of Common Stock.
10.50	Settlement and Mutual Release Agreement with Gemini Master Fund, LTD and Gemini Strategies, LLC dated May 7, 2008.(22)
10.51	Note Purchase Agreement with Al Yousuf dated May 8 ,2008.(22)
10.52
Promissory Note in favor of Al Yousuf LLC, dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008.(23)

Exhibit Number	Description
10.53	Subscription Agreement dated June 9, 2009 from The Banks Group, LLC. (27)
10.54	Subscription Agreement dated June 9, 2009 from The Banks Development Trust. (27)
10.55	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Group,LLC. (27)
10.56	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Development Trust (27)
10.57	Employment Agreement with Gary Dodd President of ZAP (28)
10.58	Securities Purchase Agreement dated August 6, 2009 with Cathaya Capital L.P (29)
10.59	Secured Convertible Promissory Noted dated August 6, 2009 with Cathaya Capital L.P (29)
10.60	Security Agreement dated August 6, 2009 with Cathaya Capital L.P (29)
10.61	Warrant (First) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P (29)
10.62	Warrant (Second) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P (29)
10.63	Registration Rights Agreement dated August 6, 2009 with Cathaya Capital L.P (29)
10.64	Voting Agreement dated August 6, 2009 with Cathaya Capital L.P (29)
10.65	Indemnification Agreement dated August 6, 2009 with Priscilla Lu (29)
10.66	Amendment to Prior Employment Agreements dated August 6, 2009 with Steven Schneider (29)
10.67	Joint Venture Contract dated December 11, 2009 with Better World International, LTD and Holley Group (30)
21.1	List of subsidiaries.
24.1	Power of Attorney (see page 61)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously Filed as an exhibit to the Registrants’ Form 8-K for the quarter ended March 31, 2004 and incorporated by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K of November 6, 2004 and incorporated by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.
(4)	Previously filed with Pre-effective Amendment Number 3 to Form SB-2 registration statement filed with the Securities and Exchange Commission on October 3, 2001.
(5)	Previously filed as an exhibit to the Registrant’s Form 8-K of October 20, 2002 and incorporated by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated July 22, 2004 and incorporated by reference.
(7)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-117560)	on July 22, 2004.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10QSB for the period ended June 30, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on April 21, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Yearly Report on Form 10KSB for the period ended December 31, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on July 20, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on December 11, 2006 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on February 26, 2007 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2007 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 and incorporated herein by reference.
(26)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 24, 2007 effective on October 2, 2007 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

By:	/s/ Steven M. Schneider
Steven M. Schneider
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steven M. Schneider and William Hartman as his or her attorney-in-fact for him or her, in any and all capacities, to sign each amendment to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ STEVEN M. SCHNEIDER Steven M. Schneider	Director and Chief Executive Officer (principal executive officer)	March 31, 2010

By: /S/ WILLIAM HARTMAN William Hartman	Chief Financial Officer, Secretary (principal financial and accounting officer)	March 31, 2010

By: /S/ GARY DODD Gary Dodd	Director and President	March 31, 2010

By: /S/ AMOS KAZZAZ Amos Kazzaz	Chief Operating Officer	March 31, 2010

By: /S/ PRISCILLA LU Priscilla Lu	Director and Chairperson	March 31, 2010

By: /S/ MARK ABDOU Mark Abdou	Director	March 31, 2010

By: /S/ PETER H. SCHOLL Peter H. Scholl	Director	March 31, 2010