Form 10-Q
period 2010-03-31
ZAP
filed 2010-05-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number    001-32534

ZAP
(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 4th Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (707) 525-8658

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filer required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  ☐   No  ☐

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

Yes  ☐   No  ☒

As of May 12, 2010, there were 111,473,668 shares outstanding of the registrant’s common stock.

ZAP & SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands except per share data)

	March 31, 2010	December 31, 2009
ASSETS CURRENT ASSETS
Cash	$3,435	$4,800
Marketable Securities of related party	2,000	-
Accounts receivable, net of allowance for doubtful accounts of $43 and $29	142	156
Inventories, net	2,106	1,999
Prepaid expenses and other current assets	585	540
Total current assets	8,268	7,495
Property, and equipment, net of accumulated depreciation	3,765	3,802
OTHER ASSETS
Investment in non-consolidated joint venture	1,180	1,225
Deposits and other assets	1,290	1,257
TOTAL ASSETS	$14,503	$13,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes	$5,894	$5,889
Accounts payable	293	458
Accrued liabilities	2,100	2,046
6% Senior convertible debt, net of discount of $572 & $133	4,428	1.867
Total current liabilities	12,715	10,260
Total liabilities	12,715	10,260
SHAREHOLDERS’ EQUITY
Common stock, authorized 400 million shares; no par value; and 105,473,668 shares and 104,029,107 shares issued and outstanding at March 31, 2010 and December 31 2009, respectively	140,229	138,712
Accumulated deficit	(138,441)	(135,193)
Total shareholders’ equity	1,788	3,519
Total liabilities and shareholders’ equity	$14,503	$13,779

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
NET SALES	$848	$1,076
COST OF GOODS SOLD	732	786
GROSS PROFIT (LOSS)	116	290
OPERATING EXPENSES
Sales and marketing	227	406
General and administrative (non-cash stock-based compensation of $850,000 and $1 million for the three months ended March 31, 2010 and 2009, respectively)	2,226	1,460
Impairment of assets	—	260
Research and development	376	31
	2,829	2,157
LOSS FROM OPERATIONS	(2,713)	(1,867)
OTHER EXPENSE
Interest expense	(486)	(137)
Loss from equity interest in Joint Venture	(45)	—
	(531)	(137)
LOSS BEFORE INCOME TAXES	$(3,244)	$(2,004)
PROVISION FOR INCOME TAXES	4	4
NET LOSS	$(3,248)	$(2,008)
NET LOSS PER COMMON SHARE
--- BASIC AND DILUTED	$(0.03)	$(0.03)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
--- BASIC AND DILUTED	104,525	67,045

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,244)	$(2,008)

Reconciling Items:
Stock-based employee compensation, consulting and other services	850	1,001
Depreciation and amortization	23	56
Allowance for doubtful accounts	—	(4)
Investment in JV	45	—
Changes in other items affecting operations:
Receivables	14	69
Prepaid expenses and other assets	(80)	(12)
Inventories	(107)	12
Convertible Debt discount	(439)	—
Accounts payable	(165)	(174)
Accrued liabilities	55	(240)
Deferred revenue	—	(52)
Net cash used for operating activities	(3,048)	(1,352)

CASH FLOWS FROM INVESTING ACTIVITES
Disposal of equipment	16	240
Purchase of Marketable Securities	(2,000)	—
Net cash provided by investing activities	(1,984)	240

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	3,000
Proceeds from short-term debt	—	1,145
Stock Issuances for Convertible Debt discounts	667
Net cash provided by financing activities	3,667	1,145

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(1,365)	33

CASH AND CASH EQUIVALENTS, beginning of period	4,800	341

CASH AND CASH EQUIVALENTS, end of period	$3,435	$374

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 and 2009 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (our “2009 10-K”).

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB.”

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At March 31, 2010, these potentially dilutive securities include options for 25.6 million shares of common stock, warrants for 67.9 million shares of common stock. In addition, $5 million of convertible debt was excluded from the calculation.

PRINCIPLES OF CONSOLIDATION - The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.  Our Investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first quarter of 2010, the joint venture incurred an operating loss of $118,000 of which $45,000 is ZAP’s share.

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

Marketable Securities

The marketable equity securities, which are restricted are recorded at cost since they are held in safekeeping by the issuing company and can not be sold until March of 2011.  The securities are shares of stock in Samyang Optics Ltd. traded on the Korean stock exchange. ZAP’s ownership is not material to Samyang Optics Ltd. Fair value approximates carrying value at March 31, 2010.

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

IMPAIRMENT AND LONG-LIVED ASSETS - The Company evaluates the improvement and long-lived assets at least annually by analyzing its operating results and considering significant events or changes in the business environment.

WARRANTY - The Company provides 30 to 90 day warranties on its personal electric products and records the estimated cost of the product warranties at the date of sale. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company has provided a 6 month warranty for the Xebra® and the safety recall , ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. At March 31, 2010, the Company has recorded a warranty liability for $293,000 for estimated repair costs and the Xebra Safety Recall. On May and October of 2009, we determined that the Xebra vehicle had possible problems with its braking system, based on notices from NHTSA.   We initiated a product recall in June  and  November of  2009.  The first recall addressed  the fact that braking distances may be longer than the  U. S. Department of Transportation allows.  The second recall addressed the brake reservoir system.  The existing brake reservoir system is similar to an automobile and has a single reservoir.  NHTSA has determined since the Xebra is classified as a motorcycle, it should have two separate brake reservoirs.

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

We have stock compensation plans for employees and directors, which are described in Note 8 to our consolidated financial statements in our 2009Annual Report on Form 10-K as filed with the SEC on March 30, 2010. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

Three Months Ended March 31, 2010
Expected Dividend yield	0%
Expected volatility	137.8-150.1
Risk-free interest rate	2.30 to2.80%
Expected life (in years) from grant date	5 to 5.75
Exercise price	$0.36 to $0.78

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 5 to 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three months ended March 31, 2010 was $0.36. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from January 1, 2010 through March 31, 2010 is as follows: (the number of shares is in thousands)

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term
	Shares	Exercise Price	(in years)

Outstanding December 31, 2009	25,452	$ 0.56	7.74
Options granted under the plan	228	$ 0.36	4.90
Options exercised	—	—	—
Options forfeited and expired	—	—	—

Outstanding March 31, 2010	25,680	$ 0.56	7.74

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2010, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were 3.6 million options valued at $208,000 in the money at March 31, 2010.

As of March 31, 2010, total compensation cost of unvested employee stock options is $4.4 million. This cost is expected to be recognized through December 2012. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2010, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4 - INVENTORIES
Inventories at March 31, 2010 and December 31, 2009 are summarized as follows (thousands):

	March 31, 2010	December 31, 2009
Advanced technology vehicles	$1,104	$1,138
Vehicles-conventional	415	389
Parts and supplies	468	528
Finished goods	398	203

	2,385	2,258
Less - inventory reserve	(279)	(259)

	$2,106	$1,999

NOTE 5 –  SHORT-TERM DEBT PROMISSORY NOTE

On July 30, 2008, ZAP (the “Company”) executed a Promissory Note for a $10 million credit line (the “Note”) and a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing (the “Security Agreement”), both in favor of Al Yousuf LLC (the “Lender”). The Al Yousuf Group is a Dubai-based conglomerate and a major shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who is also a Director of ZAP.  The line of credit is not being used after May 2009 due to a legal dispute.  See Note 11.

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

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. Although a settlement was reached, the property transfer documents have not been recorded as of May 13, 2010.

In addition the Company borrowed $760,000 from Portable Energy LLC, a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

CONVERTIBLE DEBT

6% Senior Convertible Notes

The Company has issued to Samyang Optics a subordinated convertible promissory notes in the principal amount of $5 million .

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through March 31, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities.

 In April of 2010, ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

Secured Convertible Loan Facility

The Company also entered into a Secured Loan Facility with Cathaya Capital L.P. pursuant to a Secured Convertible Promissory Note. Dr. Priscilla Lu ZAP’s Chairman of the Board is also the general partner of Cathaya Capital L.P. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014. As of March 31, 2010 no advances were made to the Company from this Secured Loan Facility.

NOTE 6  INCOME TAXES

We follow generally accepted accounting principles practiced in the United States.  We commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review, we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended March 31, 2010.

NOTE 7  RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $22,400 and $21,000 for the three months ended March 31, 2010 and 2009.

Financing provided to the Company by Samyang Optics whose Vice Chairman is the CEO of ZAP.

The Company has  issued to Samyang Optics a 6%  subordinated convertible promissory notes in the principal amount of $5 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through March 31, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities.

 In April of 2010, ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

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

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. Although a settlement was reached, the property transfer documents have not been recorded as of May 13, 2010.

In addition the Company has  borrowed previously $760,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

NOTE 8 – COMMITMENTS

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International, LTD , a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, PhD who is thecurrentChairman of the Board of ZAP is also the Founder and General Partner of Better World International LTD.   Both ZAP and Better World International LTD will each have a 37.5% interest with Holley Group International owning a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million of which ZAP’s portion is $1.2 million.

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

Our Investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first quarter of 2010, the joint venture incurred an operating loss of $118,000 of which $45,000 is ZAP’s share.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of March 31, 2010.

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

NOTE 9    SEGMENT REPORTING

In accordance with generally accepted accounting principles practiced in the United States, the Company has identified three reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and ATV’s, operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra (TM), ZAP Truck and ZAP Shuttle Van electric vehicles. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance. The performance of each segment is measured based on its profit or loss from operations before income taxes. Electric Consumer products and corporate expenses represent sales of our ZAPPY 3 which is a three wheeled electric scooter and the overall corporate expenses for the company. Many of these expenses relate to the overall development of our core business, Electric Consumer Products.

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

SEGMENT REPORTING

	Electronic
	Consumer
	Products and		Advanced
	Corporate	Car	Technology
	Expenses	Outlet	Vehicles	Totals
For the 3 months ended of March 31, 2010:

Net Sales	$103	$517	$228	$848
Gross profit	24	94	(2)	116

Net Income (Loss)	(2,799)	(46)	(403)	(3,248)
Total Assets	12,328	481	1,694	14,503

For the 3 months ended of March 31, 2009:

Net Sales	$158	$582	$336	$1,076
Gross profit (Loss)	59	139	92	290

Net Loss	(1,700)	35	(343)	(2,008)
Total Assets	5,654	613	2,609	8,876

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Three Months Ended
	March 31,
	(in thousands)

	2010	2009

Cash paid during the period for interest	$—	$76
Cash paid during the period for income taxes	$4	$4

NOTE 11 – SUBSEQUENT EVENTS

As previously disclosed originally in ZAP’s Quarterly Report on Form 10-Q filed on November 16, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SCV 245950) was filed in the Superior Court for the County of Sonoma on September 25, 2009 (the “Complaint”).  The Complaint alleged causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The president of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s Board of Directors.  In the Complaint, Al Yousuf LLC claimed that ZAP had failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010.

The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.  Although a settlement was reached, the documents have not been recorded as of   May 13,2010.

Management has evaluated all subsequent events actively and determined that they are properly recorded in the financial statements.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the First quarter of 2010 and through the date of this report are as follows:

1)
We have developed an efficient methodology for the conversion of conventional gasoline engine vehicles into electric vehicles.  At present we are targeting China and Korea to convert conventional gasoline powered internal combustion SUVs to plug-in-electric vehicles to serve taxi markets in these Countries.  We have completed and are currently testing prototypes.

2)
We  also began the pilot production of the ZAP Taxi  at ZAP Hangzhou, the joint venture in Hangzhou with Holley Group, a global producer of electric power meters.  The vehicles will be initially aimed at the Asian market, such as taxi fleets, as well as intra-campus transportation for large corporate, government, military and university campuses

3)
At the Beijing Motor Show in April, we displayed our all-electric ZAP Taxi targeting the fleet market as well as its   innovative all-electric Alias prototype sports car. We introduced their design and engineering expertise to the Chinese media and outlined production plans to bring all-electric vehicles to the Chinese market.

4)
We have been selected as one of five companies to convert a prototype United States Postal Service (“USPS”) van from conventional gasoline powered internal combustion to plug-in-electric for delivery in July 2010 for field testing by the USPS.

5)
In February we received $3 million in financing through the issuance of convertible debt  to Samyang Optics Co Ltd of South Korea and invested $2 million in exchange  their stock  which is publicly traded  . We have also accepted a purchase order from Samyang Optics Co. Ltd.  for 100 electric SUVs to be built through our  partnership with China auto manufacturer Zhejiang Jonway Automobile Co. Ltd.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31
	2010	2009
Statements of Operations Data:
Net sales	100%	100%
Cost of sales	(86.3)	(73.0)
Operating expenses	(333.6)	(200.5)
Loss from operations	(319.9)	(173.5)
Net loss	(383.0)	(186.7)

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Net  sales for the quarter ended March 31, 2010 were $848,000 compared to $1.1 million for the period ended March 31, 2009.

Our first quarter sales of Advanced Technology vehicles such as the ZAP Truck, ZAP Van and Xebra, our three wheeled electric car and Zapino a full size electric road scooter decreased  by $228,000 from $336,000 for the period ended  March 31,  2009 to $228,000 for the period ended March 31, 2010. The decrease of $108,000 is primarily due to lowered selling prices for certain volume deals on the sale of our three wheeled Xebra Line. The introduction and sales of the four wheeled ZAP Truck and ZAP Van of $107,000 in the first quarter partially offset the decrease.

Our retail car lot experienced a decrease of $64,000 in sales for the first quarters from $582,000 in 2009 to $517,000 in 2010. The decrease was due to the mix of available vehicles for resale. During the first quarter the retail car lot had many SUV’s and trucks that experienced less consumer demand. The business segment was also affected by US government rebates to new large new car dealers.

In our Consumer Product segment first quarter sales decreased from $158,000 in 2009 to $103,000 in 2010 for the first quarter ended March 31.  The decrease is primarily due to less consumer demand for the ZAPPY 3 Pro together with the Company’s shift in marketing efforts to become a major distributor of electric vehicles.

Gross profit decreased by $174,000 from a gross profit of $290,000 for the first quarter ended March 31, 2009 to a gross profit of $116,000  for the quarter ended March 31, 2010.

Advanced Technology vehicles gross profit decreased from a $92,000 gross profit for the period ended March 31, 2009 to a gross loss of  $2,000  for the period ended March 31, 2010.  The decrease was due to lower sales volumes for the quarter ended March 31, 2010 and certain volume sales to our dealers at discounted sales prices.

The Consumer Products segment experienced a decrease in gross profit in the first quarter from $59,000 in 2009 to a gross profit of $24,000 in 2010. The decrease was due to increased expense for additions to our  inventory reserve to provide for slow moving items.

Our retail car lot gross profits  decreased by $45,000 from $92 ,000  for the quarter ended March 31, 2009  to $94,000 for the quarter ended March 31,  2010. The lower profits are due to  the mix of vehicle models sold during the quarter and  to lower sales volumes.

Sales and marketing expenses decreased by $179,000 from $406,000 for the quarter ended March 31, 2009 to $227,000 in 2010.

The decrease was primarily due to less expenses for trade shows and use of outside consultants for marketing purposes.

General and administrative expenses increased by $766,000 from $1.5 million for the quarter ended March 31, 2009 to $2.2 million in 2010. The reason for the increase was due to an increase in consulting and professional fees for the issuance of convertible debt and for the review of joint venture and potential acquisitions by the company. In addition, the  expensing of employee options was greater as the result of amortizing the recent issuance of stock options over their contractual life.

Research and development expenses  increased by $344,000 from $31,000  for the first ended March 31, 2009  to $376,000 for the first quarter ended March 31, 2010.  We incurred expenses to develop additional working prototypes of the Alias Vehicle.  We also spent additional funds to convert various prototype  gas vehicles to electric for the United States Post Office and for  Chinese Taxis.

Interest  expense  increased from $137,000 in first quarter 2009 to $486,000 in first quarter of 2010. The increase was due to the higher loan balance on the promissory note and the settlement with Al Yousuf regarding the short term debt. See legal proceedings.

Other expense of $45,000  represents the Company’s equity percentage net loss from our Investment in ZAP Hangzhou joint venture .

Net loss for the first quarter ended March 31, 2010 was $3.2 million as compared to a loss of $2 million for the period ended March 31, 2009.

Liquidity and Capital Resources

In the first three months of 2010, net cash used for operating activities was $4.6 million. Cash used in the first three months of 2010 was comprised of the net loss incurred for the first three months of $3.2 million plus net non-cash expenses of $873,000 and the net decrease of $2.2 million in operating assets and liabilities. In the first three months of 2009, the Company used cash for operations of $1.4million was comprised of the net loss of $2 million plus net non-cash expenses of $1.1 million and the net decrease in operating assets and liabilities of $397,000.

Investing activities provided cash of $16,000 and $240,000 in the first three months ended March 31, 2010 and 2009, respectively. The disposal of equipment resulted in increases to cash.

Financing activities for the first three months ended March 31, 2010 provided cash of $3.3 million compared with financing activities that provided cash of $1.1million in 2009. During the first quarter of 2010,we issued $3 million of convertible debt to Samyang Optics. In 2009, we received $1 million from a private placement and another $1.2 million through short term borrowings.

The Company had cash of $3.4 million at March 31, 2010 as compared to $374,000 at March 31, 2009. The Company had working capital deficits of $4.4 million and $3.5 million for the periods ended March 31, 2010 and 2009 respectively.

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

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note is approximately $5.8 million at March 31, 2010  including interest.

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

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.

In addition the Company borrowed $760,000 from Portable Energy LLC; a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

6% Senior Convertible Notes

The Company has issued to Samyang Optics a subordinated convertible promissory notes in the principal amount of $5 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through March 31, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock that the Note shall be converted into shall be restricted securities.

 In April of 2010, ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

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

Management expects to have sufficient cash for operations for the next 12 months.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at March 31, 2010 and 2009, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Marketable Securities

The marketable equity securities are recorded at cost since they are held in safekeeping by the issuing company and can not be negotiated until March of 2011.  We therefore view any gross unrealized gains in the value of our marketable securities as temporary increases.

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

The Company recently embarked on four significant engineering and business development projects aimed at expanding our market competitiveness and strengthening our product line to deliver viable, high quality, robust and reliable designs to four targeted opportunities:

1.
Taxi Fleet market in China – The Company worked on the engineering of an efficient electric power train design adapted to the 5 passenger, 5 door SUV from its local Chinese auto manufacturer, with a range of at least 200km, and top speed of 120km/h, and under 2000 kg. The objective is to reach a range of 300km for the targeted taxi market in China and Korea.

2.
The company is displaying its all-electric ZAP Taxi targeting the fleet market as well as its innovative all-electric Alias prototype sports car at the Beijing Motor ShowMilitary and Governments markets – The Company qualified as a supplier for GSA (General Service Administration), facilitating the ease at which government organizations can place orders for ZAP products.

3.
USPS proposal –  The Company worked on the tender from US Postal Service which issued an RFP to provide design for the conversion of USPS trucks.  The Company worked on the engineering design and blue print for the conversion of USPS trucks to all electric vehicle, utilizing the experience base the Company is developing USPS trucks to rural route independent carriers.

4.
X Prize Alias – The Company’s engineering spent much of the last quarter of 2009 fine tuning the design and engineering of the Alias for the X Prize competition. A new model of the Alias was built to more effectively showcase its performance and capabilities. “The X PRIZE Foundation is an educational nonprofit organization whose mission is to create radical breakthroughs for the benefit of humanity thereby inspiring the formation of new industries, jobs and the revitalization of markets that are currently stuck. Today, it is widely recognized as the leader in fostering innovation through competition. – www.xprize.org “ Progressive Insurance is sponsoring the automotive event which started in 2008, aimed at encouraging innovation in alternative transportation vehicles that could do 100 miles per gallon or equivalent.  The contestant vehicles undergo tests for range, speed, braking, and evaluated for its ecological considerations as well as sophistication in design for production readiness. Out of 136 vehicles that entered submitted from 117 teams, Alias has been selected as one of the finalists to complete the competition, and the winner will be announced in September this year.

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

Risk Factors

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.  We incurred net losses of  $3.2 million $10.7 million, $9.8 million  for the three months ended March 31, 2010 and the years ended December 31, 2009 and  2008  respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.

On March 2, 2010 a complaint was filed by Integrity Automotive LLC; Randall Waldman (a former director of ZAP) v. ZAP, et al, case no. 10CI01383 in the Jefferson Circuit Ct. Division 10, State of Kentucky. The complaint alleges the following causes of action against ZAP: (1) Breach of Contract; (2) Civil Conspiracy; (3) Breach of Fiduciary Duty; and (4) Conversion. These causes of action stem from a purported joint venture intended to manufacture automobiles in the State of Kentucky and seeks unspecified actual and punitive damages. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest.   All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiff requiring responses in early May 2010.  The Company intends to defend itself vigorously in this matter. We do not believe this matter will have a material effect on our financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended March 31, 2010 that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On January 12, 2010  the Company issued 500,000  shares of common stock valued at $175,000  in exchange for services.

On February  2, 2010, the Company issued 228,000 shares of common stock  valued at  $ 93,000 to compensate directors for their services. Also on that date the Company issued 722,388  shares valued at $245,000 in exchange for services.

On March 31, 2010 , the Company issued 249,870 shares valued at $77,000  in exchange for services.

Item 3.  Defaults upon Senior Securities

Related Party Dispute

Please note the indebtness is due to a related party—Al Yousuf LLC whose President Mr. Eqbal Al Yousuf is also a Director of ZAP.

On July 30, 2009 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allows for advances by ZAP over the next few years commencing on the date of the Note. The initial outstanding principal sum advanced to the Company is $1,760,000. This advance was used to pay-off the existing secured note payable on the building. The Note matures February 28, 2010. Interest only payments are due under the Note monthly commencing August 30, 2009. All principal and interest due under the Note is secured by the corporate headquarters building in Santa Rosa, California

On May 14, 2009 we received a Notice of Delinquent Payments from Mr. Hossein Haghighi, the Chief Financial Officer of Al Yousuf LLC, notifying us that an outstanding principle for inventory advances of $2.8 million plus monthly interest payments has not been paid as required by a $10 million Promissory Note. Mr. Haghighi further indicated that AL Yousuf LLC intended to enforce the collection of the total amounts due under the terms of the note against the Company. The collateral for the note is our corporate headquarters building and land located in Santa Rosa California. The total due on the note, including interest, is approximately $5.7 million at March 31, 2010 with inventory advances totaling $3.9 million and a building loan of $1.8 million plus interest.

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

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(b) Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated: May 13, 2010	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2010	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)