Form 10-Q
period 2010-06-30
ZAP
filed 2010-08-13
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐           No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

112,483,808 shares of common stock as of August 12, 2010.

ZAP & SUBSIDIARIES

FORM 10-Q

Part I. FINANCIAL INFORMATION Item 1. Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands except per share data)

	(Unaudited) June 30, 2010	December 31, 2009
ASSETS CURRENT ASSETS
Cash	$1,726	$4,800
Investment in related party	1,786	-
Accounts receivable, net of allowance for doubtful accounts of $52 and $43	134	156
Inventories, net	2,294	1,999
Prepaid expenses and other current assets	196	540
Total current assets	6,136	7,495

Property, and equipment, net of accumulated depreciation	174	3,802

OTHER ASSETS
Investment in non-consolidated joint venture	1,077	1,225
Deposits and other assets	1,207	1,257
Total other assets	2,284	2,482
TOTAL ASSETS	$8,594	$13,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes-Related Party	$2,060	$5,889
Accounts payable	226	458
Accrued liabilities	896	2,046
6% Senior convertible debt, net of discount of $133 at December 31, 2009-Related Party	5,000	1,867
Total current liabilities	8,182	10,260

Total liabilities
SHAREHOLDERS’ EQUITY
Common stock, 400 million shares authorized; no par value; and 111,843,808 shares and 104,029,107 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	141,274	138,712
Accumulated other Comprehensive Income	(214)	—
Accumulated deficit	(140,648)	(135,193)
Total shareholders’ equity	412	3,519

Total liabilities and shareholders’ equity	$8,594	$13,779

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Thousands, except net loss per share amounts)

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
NET SALES	$849	$769	$1,697	$1,845
COST OF GOODS SOLD	748	950	1,481	1,736
GROSS PROFIT	101	(181)	216	109
OPERATING EXPENSES
Sales and marketing	297	288	524	694
General and administrative (non-cash stock-based compensation of $1.1 million and $1 million and $1.9 million and $2.1 million for the three and Six Months ended June 30, 2010 and 2009, respectively)	1,789	1,682	4,015	3,142
Impairment of assets	—	196	—	456
Research and development	328	51	704	82
	2,414	2,217	5,243	4,374
LOSS FROM OPERATIONS	(2,313)	(2,398)	(5,027)	(4,265)
OTHER INCOME (EXPENSE)
Interest expense, net	(559)	(160)	(1,045)	(297)
Gain on extinguishment of debt	817		817
Other income (expense), net	(151)	3	(196)	3
	107	(157)	(424)	(294)
LOSS BEFORE INCOME TAXES	$(2,206)	$(2,555)	$(5,451)	$(4,559)
PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(2,206)	$(2,555)	$(5,455)	$(4,563)
NET LOSS PER COMMON SHARE
— BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.05)	$(0.06)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
— BASIC AND DILUTED	105,951	73,002	105,441	70,040

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	For the Six Months Ended June 30,
	2010	2009

Net loss	$(5,455)	$(4,563)
Items not requiring the use of cash:
Stock-based employee compensation, consulting and other services	1,397	2,140
Depreciation and amortization	30	152
Allowance for doubtful accounts	9	(4)
Investment in Joint Venture	148
Gain on Settlement	(817)
Changes in other items affecting operations:
Receivables	14	192
Inventories	(295)	294
Convertible debt discount	133
Prepaid expenses and other assets	393	362
Accounts payable	(232)	(255)
Accrued liabilities	(82)	272
Deferred revenue	—	(121)
Net cash used for operating activities	(4,757)	(1,531)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of Marketable Securities	(2,000)	—
Disposal of equipment, net	16	200
Net cash provided by for investing activities	(1,984)	200

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	3,000
Payment of short term debt with Al Yousuf	(500)
Issuance of common stock	500	1,000
Proceeds from short-term debt	—	1,203
Stock Issuances for Convertible Debt discounts	667	—
Net cash provided by financing activities	3,667	2,203

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(3,074)	872

CASH AND CASH EQUIVALENTS, beginning of period	4,800	341

CASH AND CASH EQUIVALENTS, end of period	$1,726	$1,213

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

ZAP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (our “2009 10-K”).

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB.”

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At June 30, 2010, these potentially dilutive securities include options for 26.4 million shares of common stock and warrants for 67.6 million shares of common stock. In addition, $5 million of convertible debt was excluded from the calculation.

PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.  Our investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first six of 2010, the joint venture incurred an operating loss of $395,000 of which $148,000 is ZAP’s share.

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

Investment in a Related Party

The Investment in a Related Party is comprised of marketable equity securities, which are restricted until March of 2011, are recorded at mark to market in accordance with GAAP.  The securities are shares of stock in Samyang Optics Ltd. traded on the Korean stock exchange. ZAP’s ownership is not material to Samyang Optics Ltd.

Accumulated other Comprehensive Income

Accumulated other Comprehensive Income represents unrealized losses in investments.

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

The Company has provided a 6 month warranty for the Xebra® and the safety recall , ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. At June 30, 2010, the Company has recorded a warranty liability for $110,000 for estimated repair costs and the Xebra Safety Recall. In May and October of 2009, we determined that the Xebra vehicle had possible problems with its braking system, based on notices from NHTSA.   We initiated a product recall in June and November of 2009.  The first recall addressed the fact that braking distances may be longer than the  U.S. Department of Transportation allows.  The second recall addressed the brake reservoir system.  The existing brake reservoir system is similar to an automobile and has a single reservoir.  NHTSA has determined because the Xebra is classified as a motorcycle, it should have two separate brake reservoirs.

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

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Expected Dividend yield	0%	0%
Expected volatility	139.2-150.1	137.8-150.1
Risk-free interest rate	1.66 to 2.32%	1.66 to 2.80%
Expected life (in years) from grant date	5 to 5.75	5 to 5.75
Exercise price	$0.30 to $0.36	$0.30 to $0.78

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and six months ended June 30, 2010 was $0.36 and $0.34 respectively. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from January 1, 2010 through June 30, 2010 is as follows: (the number of shares is in thousands)

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term
	Shares	Exercise Price	(in years)

Outstanding December 31, 2009	25,452	$ 0.56	7.74
Options granted under the plan	228	$ 0.36	4.90
Options exercised	—	—	—

Balance March 31, 2010	25,680	$ 0.56	7.74

Options granted under the plan	1,139	$ 0.34	4.9
Options exercised	—	—	—
Options forfeited and expired	—	—	—

Balance June 30, 2010	26,819	$ 0.55	7.74

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2010, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were 5.1 million options valued at $520,000 in the money at June 30, 2010.

As of June 30, 2010, total compensation cost of unvested employee stock options is $4.1 million. This cost is expected to be recognized through April 2013. We recorded no income tax benefits for stock-based compensation expense arrangements for the six months ended June 30, 2010, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4  INVENTORIES, NET-  Inventories are as follows:

	June 30, 2010	December 31, 2009

Advanced transportation vehicles	$1,368	$1,138
Vehicles - conventional	346	389
Parts and supplies	638	528
Finished goods	310	203
	$2,662	$2,258
Less - inventory reserve	$(368)	$(259)
	$2,294	$1,999

NOTE 5 –  SHORT-TERM DEBT PROMISSORY NOTE

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. The cash sum is scheduled to be paid as follows: three equal payments of $250,000 on Quarters ended March 31, 2010, June30, 2010 and September 30, 2010, one payment of $500,000 on December31, 2010 and the final payment of $550,000 on March 31, 2011. As of June 30, 2010,  $1. 3 million was due to Al  Yousuf under this settlement.  As a result of the aforementioned settlement approximately $5.1 million of Short term due to Al Yousuf was cancelled and a gain of $817,000 was recorded.

Also included in the short term debt is  760,000  which the Company borrowed from Portable Energy LLC, a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

CONVERTIBLE DEBT

6% Senior Convertible Notes

The Company has issued subordinated convertible promissory notes to Samyang Optics in the principal amount of $5 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total of $5 million through June 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock under this the Note shall be converted into restricted securities. The parties have amended the agreement to allow for a new conversion date which will be mutually determined by ZAP and  Samyang Optics Co. Ltd. We are also proposing a new conversion price.

 In April of 2010, ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

Secured Convertible Loan Facility

The Company also entered into a Secured Loan Facility with Cathaya Capital L.P. pursuant to a Secured Convertible Promissory Note. Dr. Priscilla Lu ZAP’s Chairman of the Board is also the general partner of Cathaya Capital L.P. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%)

and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014. As of June 30, 2010 no advances were made to the Company from this Secured Loan Facility.

NOTE 6  INCOME TAXES

We follow generally accepted accounting principals (GAAP). We commenced a review of our tax position taken in our tax returns that remain subject to examination. Based upon our review, we do not believe we have any unrecognized tax benefits or that there is a material impact on our financial condition or results of operations as a result of this.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are subject to U.S. federal or state income tax examinations by tax authorities for all years in which we reported net operating losses that are being carried forward. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended June 30, 2010.

NOTE 7  SHAREHOLDERS’ EQUITY

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP. OB”

NOTE 8  RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $45,500 and $42,000 for the Six Months ended June 30, 2010 and 2009.

Financing provided to the Company by Samyang Optics whose Vice Chairman is the CEO of ZAP.

The Company has  issued to Samyang Optics a 6%  subordinated convertible promissory notes in the principal amount of $5 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through June 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock under this Note shall be converted into restricted securities. The parties have amended the agreement to allow for a new conversion date will be mutually determined by ZAP and Samyang Optics Co. Ltd.  We are also proposing a new conversion price.

In April of 2010,  ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

Financing provided to the Company by Cathaya Capital LLC whose General Partner is Priscilla Lu, Chairman of the Board of ZAP

 On July 9, 2010, Cathaya agreed to make a further investment in the Company by entering into a securities purchase agreement (the “Cathaya Agreement”) with the Company. Pursuant to the Cathaya Agreement, Cathaya will purchase 44 million shares of the Company’s Common Stock at a price of $0.25 per share (the “Cathaya Shares”) for an aggregate purchase price of $11 million. The closing of this investment is conditioned upon the receipt of Governmental Approvals in connection with the Acquisition Transaction –see Subsequent events note 11 and is expected to close simultaneously with the Acquisition Transaction.

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

Settlement With Al  Yousuf LLC whose President is a Director of ZAP

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

The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. We are at present in the process of negotiating a lease with Al Yousuf . We are also requesting an option to repurchase our corporate headquarters back from Al Yousuf.

NOTE 8 – COMMITMENTS

Acquisition of 51% Interest in  Jonway Automobile Co., Ltd

See Subsequent events Note 11

Additional Investment of $11 million by Cathaya Capital L.P

See Subsequent events Note 11

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

In this quarter, ZAP and ZAP Hangzhou completed a dozen Jonway A380 SUV conversions targeting the fleet market.  Several of these vehicles have been used at the Shanghai World Expo, often logging over 100km per day per vehicle on a daily basis transporting visitors at the show. Additional EV SUVs manufactured by ZAP Hangzhou were delivered to Samyang in Korea and U.S. ZAP for customer trials and demonstrations.

Our Investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first six months of 2010, the joint venture incurred an operating loss of $395,000 of which $148,000 is ZAP’s share.

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

The exclusive agreement between ZAP and Jonway calls for manufacturing vehicles provided by Jonway with research and development of electric vehicle technologies by ZAP in Santa Rosa, California. Jonway manufactures China’s popular A380 compact SUV in 3- and 5-door models and are developing a line of sedans and other automobiles. ZAP and Jonway intend to jointly distribute electric vehicles in China, North America and Europe, to complement existing distribution channels while expanding into new markets.

The distribution agreement between ZAP and Jonway also includes a non-exclusive distribution agreement of Jonway Automobile’s traditional SUV production line and Jonway Group’s motorcycles for the international market’s

The Company also issued 4 million shares of common stock valued at $1 million as a refundable deposit on a future acquisition.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of June 30, 2010.

Further, on January 27, 2010, ZAP and Samyang entered into an Investment Agreement pursuant to which Samyang agreed to invest $3 million in convertible notes of ZAP (the “Samyang Investment”) and ZAP agreed to invest $2 million in convertible bonds of Samyang (the “ZAP Investment”).  Pursuant to the Investment Agreement, the Samyang Investment was completed on February 20, 2010 and the ZAP Investment was completed within one month following the Samyang Investment.  Both parties have agreed not to prepay or redeem their securities for a period of one year following the issuance of the securities and not to exercise conversion rights to the other party’s securities for a period of one year following the issuance of the securities.

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

Segment results are summarized as follow (in thousands):

	Electronic Consumer Products and Corporate Expenses	Car Outlet	Advanced Technology Vehicles	Totals
For the 3 months ended of June 30, 2010:
Net Sales	$77	$488	$284	$849
Gross profit	35	129	(63)	101
Net Loss	(1,738)	4	(472)	(2,206)
Total Assets	6,290	453	1,851	8,594
For the 3 months ended of June 30, 2009:
Net Sales	$124	$290	$355	$769
Gross profit (Loss)	(100)	61	(142)	(181)
Net Loss	(1,976)	(34)	(545)	(2,555)
Total Assets	6,384	561	2,177	9,122

	Electronic Consumer Products and Corporate Expenses	Car Outlet	Advanced Technology Vehicles	Totals
For the 6 months ended of June 30, 2010:
Net Sales	$180	$1,005	$512	$1,697
Gross profit	59	223	(66)	216
Net Loss	(4,537)	(43)	(875)	(5,455)
Total Assets	6,290	453	1,851	8,594
For the 6 months ended of June 30, 2009:
Net Sales	$282	$872	$691	$1,845
Gross profit (Loss)	(41)	200	(50)	109
Net Loss	(3,676)	1	(888)	(4,563)
Total Assets	6,384	561	2,177	9,122

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Six Months Ended June 30, (in thousands)
	2010	2009
Cash paid during the period for interest	$—	$76
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Reclassification of long term debt to short term:
Increase in short term debt	—	1,772
Decrease in long term debt	—	(1,772)
Settlement of Debt
Debt forgiven	5,130	—
Disposal of Building and Land - Net	(3,584)	—
Accrued Liabilities	240	—
Accrued Interest	831	—
Issuance of New Debt	(1,800)	—
Gain on Settlement	817	—

NOTE 11 SUBSEQUENT EVENTS

Acquisition of 51% Interest in Zhejiang Jonway Automobile Co., Ltd.

On July 2, 2010, Zap (the “Company”) entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. (the “Equity Transfer Agreement”) with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Autombile Co., Ltd., a limited liability company of the People’s Republic of China (“Zhejiang”), for $29,030,000 (the “Acquisition Transaction”). Zhejiang is engaged in the business of, among other things, manufacturing and sales of automobile spare parts and UFO brand automobiles. According to the terms of the Equity Transfer Agreement, following the completion of the Acquisition Transaction, Zhejiang will convert into a Chinese foreign limited liability joint venture company (the “Zhejiang Joint Venture”). The closing of the Acquisition Transaction is conditioned on, among other things, the receipt of certain approvals, registrations and licenses from the Ministry of Commerce of the People’s Republic of China, the Zhejiang Administration of Industry and Commerce, and the local counterparts of these entities and other relevant government authorities (“Governmental Approvals”).

According to the terms of the definitive agreements, ZAP has the right to acquire the remaining 49% of Jonway Auto at the same valuation by March 30, 2011 or at a then current valuation after that date. ZAP intends this transaction to be phase one of a two-phase acquisition, whereby the two companies will combine their complementary expertise, leveraging ZAP’s EV technology and Jonway

Auto’s quality ISO 9000 certified mass production capabilities to address the new alternative energy vehicle market. ZAP intends to acquire the remaining 49 percent of Jonway Automobile following completion of the first phase and following final regulatory approval.

Additional Investment of $11 million by Cathaya Capital L.P

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2009, on August 6, 2009, Cathaya Capital, L.P., a Cayman Islands exempted limited partnership (the “Cathaya”) purchased 20 million shares of the Company’s Common Stock. On August 6, 2009, the Company also entered into a Secured Convertible Promissory Note with Cathaya for aggregate principal advances of up to $10 million. In addition, the Company also issued two warrants to Cathaya exercisable for shares of the Company’s Common Stock.

On July 9, 2010, Cathaya agreed to make a further investment in the Company by entering into a securities purchase agreement (the “Cathaya Agreement”) with the Company. Pursuant to the Cathaya Agreement, Cathaya will purchase 44 million shares of the Company’s Common Stock at a price of $0.25 per share (the “Cathaya Shares”) for an aggregate purchase price of $11 million. The closing of this investment is conditioned upon the receipt of Governmental Approvals in connection with the Acquisition Transaction and is expected to close simultaneously with the Acquisition Transaction.

Pursuant to the terms of the Cathaya Agreement, upon the closing of the additional investment, the Company will also enter into an amended and restated registration rights agreement with Cathaya.

Priscilla Lu, the Chairman of the Board of ZAP, is also the Managing Partner of Cathaya Capital L.P.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report of form 10-q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

-	whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;

-	our ability to attract and retain the personnel qualified to implement our growth strategies, o our ability to obtain approval from government authorities for our products;

-	our ability to protect the patents on our proprietary technology;

-	our ability to fund our short-term and long-term financing needs;

-	our ability to compete against large competitors in a rapidly changing market for electric and gas-efficient vehicles;

-	changes in our business plan and corporate strategies; and

-	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “risk factors.”

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the Second quarter of 2010 and through the date of this report are as follows:

1)
On July 2, 2010, we entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Autombile Co., Ltd., a limited liability company of the People’s Republic of China.  We believe this transaction will facilitate cost-effective manufacturing of our electric vehicles and give us access to the Chinese market through Jonway’s distribution channels of more than 80 factory direct dealerships that feed into hundreds of factory authorized dealers.  Jonway’s volume manufacturing capacity gives us a strong manufacturing base with the means of commercializing our innovative EV technologies.

2)
Cathaya Capital, L.P. agreed to invest US$11 million in ZAP to finance the 51 percent  interest acquisition of Zhejiang Jonway Automobile Co. Ltd. upon final closing of the transaction. Cathaya Capital, L.P. is a cross border fund focused on investing in technology based growth opportunities in China by combining international companies that bring technologies or could give global market presence to high growth potential Chinese companies. Cathaya invested $ 5 million in ZAP in 2009.

3)
We  have begun shipping lithium battery systems for various models of our electric cars, trucks, vans and scooters, offering at least four times the life of standard lead-acid batteries used in many of our vehicles with  twice the driving range. The new battery system is the first turnkey, drop-in replacement battery system that fits in the same space as the G-31 lead acid batteries used in many of our vehicles, equipped with a BMS (battery management system) that increases reliability and extends range. The lightweight lithium battery system is used in the ZAP Alias, allowing it to drive up to 100 miles on a single charge.

4)
ZAP Hangzhou JV delivered a dozen A380 Jonway electric vehicle conversions of the SUV for trials and demonstrations. Several of these EV SUVs were used at the Shanghai World Expo that started in May 2010 and continue through October 2010.  These EV SUVs are used daily to transport visitors at the Shanghai World Expo.  At the Beijing Motor Show in April, we displayed our all-electric ZAP Taxi targeting the fleet market as well as its   innovative all-electric Alias prototype sports car. We introduced their design and engineering expertise to the Chinese media and outlined production plans to bring all-electric vehicles to the Chinese market.

5)	ZAP’s Alias completed several preliminary rounds of competition, meeting the required criteria to move up and has been selected as one of five companies through several elimination rounds.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended June 30		Six Months ended June 30
	2010	2009	2010	2009
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(88.1)	(123.5)	(87.3)	(94.1)
Operating expenses	(284.3)	(288.3)	(309.0)	(237.1)
Loss from operations	(272.4)	(311.8)	(296.2)	(231.2)
Net loss	(259.8)	(332.2)	(321.2)	(247.3)

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Net sales for the quarter ended June 30, 2010 were $849,000 and compared to $769,000 for the period ended June 30, 2009.

Our second quarter sales of Advanced Technology vehicles such as the ZAP Truck, ZAP Van and Xebra, our three wheeled electric car and Zapino a full size electric road scooter decreased $71,000 from $355,000 in 2009 to  $284,000 in 2010. The decrease was due to less consumer demand and financing difficulties in the U.S. economy.

Our retail car lot experienced an increase of $198,000 in sales for the second quarter of 2010 from $290,000 in 2009 to $488,000 in 2010. The increase was due to the mix of available vehicles for resale. During the second quarter the retail car lot had many SUV’s and trucks that experienced more consumer demand.

In our Consumer Product segment second quarter sales decreased $47,000 from $124,000 in 2009 to $77,000 in 2010 for the second quarters ended June 30. We experienced some supply issues as we contracted with a manufacturer.

The current U. S. economic recession has also caused an overall decrease in sales of all products.

Gross profit increased by $282,000 from a gross loss of ($181,000) for the second quarter ended June 30, 2009 to a gross profit of $101,000 for the quarter ended June 30, 2010.

The Gross loss for the Advanced Technology vehicles decreased by $106,000 from a gross loss of $142,000  for the quarter ended June 30, 2009 compared to a gross loss of $63,000   for the quarter ended June 30, 2010. The major reason was due to the initial sales of XL Trucks and Vans in second quarter of 2010 with higher margins than our three wheeled Xebra vehicles.

The Consumer Products segment experienced an increase of $135,000 in gross profits  from a gross loss of $100,000 in 2009 to a gross profit of $35,000 in 2010. The increase was due to lower costs for quality control labor. In the second quarter of 2009, we experienced repairs for the ZAPPY 3 Pro model, since then we have changed manufacturers.

The gross profit in the second quarter for our car lot increased $68,000 from $61,000 in the second quarter of 2009 to $129,000 in the second quarter of 2010. The increase was primarily due to higher sales volumes and retail sales of the XL Truck.

Sales and marketing expenses increased by $9,000 from $ 288,000 for the quarter ended June 30, 2009 to $297,000 in 2010. The increase was due to increased commissions based upon higher sales volume.

General and administrative expenses increased by $107,000 from $1.7 million for the quarter ended June 30, 2009 to $1.8 million in 2010. The increase was due to higher professional fees incurred with respect to our planned acquisition of Jonway Automobile Co Ltd. See note 11 subsequent events note 11.

Research and development expenses increased by $277,000 from $51,000 in 2009 to $328,000 for the second quarter ended June 30, 2010. The increase was due to work on the development of the Alias prototype vehicle, USPS conversion and Taxi conversion projects.  All of these projects served to further our knowledge of planning and manufacturing of new electric vehicles. We were also able to efficiently convert conventional gas vehicles to electric.

Of the G&A and R&D expenses for the three months ended June 30, 2010, $132,000 or 40% was spent in the development of Alias vehicles for the XPRIZE competition, $148,000 or 45% was used in the development of the EV SUV, $48,000 or 15% was spent in the development of our conversion process.

Interest expense, net increased from an expense of $160,000 in second quarter 2009 to $559,000 in second quarter of 2010. The increase was due to discount recorded on the $5 million convertible debt to reflect a discounted stock conversion price.  We also agreed to pay additional interest to Al Yousuf with respect to the debt settlement agreement.

Gain on extinguishment of debt The increase was due to a gain of $817,000 for the settlement of our debt with Al Yousuf, where certain of our properties were transferred at appraised fair value replacement costs versus our recorded historical acquisition costs to satisfy our obligations to Al Yousuf. At present, we are seeking to lease back our corporate headquarters with a option to repurchase from Al Yousuf.

Other income (expense) decreased $154,000 from income of $3,000 for the second quarter of 2009 to other expense of $151,000 in the second quarter of 2010. The decrease was due to a  loss incurred for our ZAP Hangzhou Joint Venture of $148,000. The Joint Venture has incurred expenses to successfully convert conventional gas vehicles to electric in China and to display our products at the China Bejing  Motor Show.

Net loss   We experienced a net loss of approximately $2.2 million for the second quarter ended June 30, 2010 as compared to a net loss of $2.6 million for the second quarter ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net sales for the Six Months ended June 30, 2010, were $1.7 million compared to $1.8 million for the six months ended June 30 in the prior year.

Sales in the Advanced Technology segment decreased from $691,000 in 2009 to $512,000 in 2010 for the six months ended June 30. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first six months of 2010.

We experienced a decrease of $102,000 in sales of consumer products from $282,000 in 2009 to $180,000 in 2010 due to fewer ZAPPY 3 scooters available for resale as we searched for a new outside contractor manufacturer in 2009.

Our retail car lot experienced an increase in sales of $133,000 from $872,000 in 2009 to $1 million in 2010. The increase was due to strong sales in the first six months of 2010. Due to the current recession many consumers chose lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross profit  increased by $107,000 from $109,000 for the Six Months ended June 30, 2009 to $216,000 for the six months ended June 30, 2010 .

In our Advanced Technology segment our gross profit decreased by $16,000 from a gross loss of $50,000 for the six months ended June 30, 2010 to $66,000 for the six months ended June 30, 2009.  The decrease was due to lower sales volumes and sales to certain Dealers at a discount price for our three wheeled Xebra vehicles.

In our Consumer Products segment we experienced an increase of $100,000 in gross profits from a gross loss of $41,000 in 2009 to a gross profit of $59,000 in 2010. The increase was due to the exclusion of ZAP Latin America in 2010 that was phased out  in late 2009.

Gross profits in our retail car lot increased by $23,000 from $200,000 for the Six Months ended June 30, 2009 to $223,000 for the Six Months ended June 30, 2010. The increase in gross profits was due to higher sales volumes and better mix of vehicle models with higher margins.

Sales and marketing expenses in the first Six Months of 2010 decreased by $170,000 from $694,000 in 2009 to $524,000 in 2010. The decrease was due to less expense for outside consultants used for sales and marketing activities.

General and administrative expenses for the Six Months ended June 30, 2010 increased by $873,000 from $3.1 million in 2009 to $4 million in 2010. The increase was due to the following : greater professional fees for legal and accounting in connection with the proposed acquisition of Jonway Automobile Co. Ltd., an increase in salaries due to hiring additional personnel in 2010, higher consulting expenses and increased expense for employee stock options to reflect recent issuances.

Research and development expenses  increased by $622,000 from $82,000 in 2009 to $704,000 in 2010. The increase was the result of the development of the Alias Prototype, the USPS conversion and UFO Taxi Conversion Projects.  All of these projects served to further our knowledge of planning and manufacturing of new electric vehicles. We were also able to efficiently convert conventional gas vehicles to electric.

Of the G&A and R&D expenses for the six months ended June 30, 2010, $333,000 or 47% was spent in the development of Alias vehicles for the XPRIZE competition, $243,000 or 35% was used in the development of the EV SUV, $64,000 or 9% was spent in the development of our conversion process and $64,000 or 9% for development of a BMS technology (Battery management systems).

Interest expense, net increased by $748,000 from an interest expense of $297,000 for the first Six Months of 2009 to interest expense of $1,045,000 in the Six Months ended June 30, 2010.The increase was due to discount recorded on the $5 million convertible debt to reflect a discounted stock conversion price.  We also agreed to pay additional interest to Al Yousuf with respect to the  debt settlement with Al Yousuf.

Gain on extinguishment of debt The increase was due to a gain of $817,000 for the settlement of our debt with Al Yousuf, where certain of our properties were transferred at appraised fair value replacement costs versus our recorded historical acquisition costs to satisfy our obligations to Al Yousuf. At present, we are seeking to lease back our corporate headquarters with a option to repurchase from Al Yousuf.

Other income (expense) decreased $199,000 from income of $3,000 for the second quarter of 2009 to other expense of $196,000 in the second quarter of 2010. The increase was due to the loss on our ZAP Hangzhou Joint Venture of $148,000 and our investment in Portable Energy of $48,000. The Joint Venture has incurred expenses to successfully convert conventional gas vehicles to electric in China and to display our products at the China Bejing Motor Show.

Net loss for the six Months ended June 30, 2010 was $5.5 million compared to $4.6 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

In the first six months of 2010 net cash used for operating activities was $4.8 million. Cash used in the first six months of 2010  was comprised of the net loss incurred for the first six months of $5.5 million plus net non-cash expenses of $767,000 and the net decrease of $1.1 million in operating assets and liabilities. In the first six months of 2009, the Company used cash for operations of $1.5 million was comprised of the net loss of $4.6 million plus net non-cash expenses of $2.3 million, and the net decrease in operating assets and liabilities of $744,000.

Investing activities used cash flows of $1.9 million and $200,000 for the first Six Months ended June 30, 2010 and 2009 respectively. The decrease to cash was the result of the purchase of marketable securities. We also increased cash flows through the disposal of certain equipment items.

Financing activities for the first Six Months ended June 30, 2010 provided cash of $3.7 million as compared with $2.2 million in 2009. In 2010, the Company received $3 million through the issuance of convertible debt and $500,000 through the issuance of common stock to a private individual. In 2009, cash increases due to the issuance of $1.2 million in short term debt and $1 million from a private placement.

We had cash of $1.7 million at June 30, 2010 as compared to $1.2 million at June 30, 2009. We had working capital deficits of $1.1 million and $3.6 million for the periods ended June 30, 2010 and 2009 respectively. The decrease in the working capital was primarily due to the settlement with Al Yousuf to reduce our short term debt.

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

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through June 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock under this the Note shall be converted into shall be restricted securities. The parties have amended the agreement to allow for a new conversion date that will be mutually determined by ZAP and  Samyang Optics Co. Ltd. We are also discussing a change in the conversion price.

At present, we require additional capital to continue expanding our current operations.  The Company’s primary capital needs are:  (i) to expand our presence into Asia by partnering with an automobile manufacturer in China (ii) to continue development of our methodology for converting gasoline vehicles to electric (iii) to continue building our dealer network and expanding ZAP’s market initiatives.  ZAP also requires financing to purchase consumer product inventory for the continued roll-out of new products (iv) to add qualified sales and professional staff to execute on our business plan, and (v) to expand our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias Roadster and other fuel efficient vehicles.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at June 30, 2010 and 2009, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company recently embarked on certain significant engineering and business development projects aimed at expanding our market competitiveness and strengthening our product line to deliver viable, high quality, robust and reliable designs to four targeted opportunities:

1.
On July 2, 2010, we entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonwa Automobile Co., Ltd., a limited liability company of the People’s Republic of China.  We believe this transaction will facilitate cost-effective manufacturing of our electric vehicles and give us access to the Chinese market through Jonway’s distribution channels of more than 80 factory direct dealerships that feed into hundreds of factory authorized dealers.  Jonway’s volume manufacturing capacity gives us a strong manufacturing base with the means of commercializing our innovative EV

2.
Taxi Fleet market in China – The Company worked on the engineering of an efficient electric power train design adapted to the 5 passenger, 5 door SUV from its local Chinese auto manufacturer, with a range of at least 200km, and top speed of 120km/h, and under 2000 kg. The objective is to reach a range of 300km for the targeted taxi market in China and Korea.

3.
The company is trialing its all-electric ZAP Taxi SUVs targeting the fleet market at the Shanghai World Expo, and displayed the EV SUV as well as its innovative all-electric Alias prototype sports car at the Beijing Motor Show Military and Governments markets – The Company qualified as a supplier for GSA (General Service Administration), facilitating the ease at which government organizations can place orders for ZAP products, and is now the only qualified EV truck and EV van qualified supplier for U.S. GSA government procurement.

4.
USPS proposal – The Company worked on the tender from US Postal Service which issued an RFP to provide design for the conversion of USPS trucks.  The Company is one of five companies to be selected out of more than a hundred applicants to develop and supply the trial EV USPS truck for testing by USPS.  The engineering design and blue print for the conversion of USPS trucks to all electric vehicles was successfully completed this quarter and is being delivered for trial use to USPS. This USPS EV truck utilizes the experience base the Company has had in converting USPS trucks sold to rural route independent carriers.

5.
X Prize Alias – The Company spent much of its engineering resources in the first six months of 2010 fine tuning the design and engineering of the Alias for the X Prize competition. A new model of the Alias was built to more effectively showcase its performance and capabilities. “The X PRIZE Foundation is an educational nonprofit organization whose mission is to create radical breakthroughs for the benefit of humanity thereby inspiring the formation of new industries, jobs and the revitalization of markets that are currently stuck. Today, it is widely recognized as the leader in fostering innovation through competition. – www.xprize.org “ Progressive Insurance is sponsoring the automotive event which started in 2008, aimed at encouraging innovation in alternative transportation vehicles that could do 100 miles per gallon or equivalent.  The contestant vehicles undergo tests for range, speed, braking, and evaluated for its ecological considerations as well as sophistication in design for production readiness. Out of 136 vehicles that entered submitted from 115 teams, Alias has been selected as one of seven finalists to complete the competition, and the winner will be announced in September this year.  Thus far, Alias has achieved the following:
• X-prize voters have picked the Alias as the most stylish of all the vehicles entered,
• The most production-ready electric car competing in the Progressive Insurance Automotive X PRIZE, capable of meeting U.S. high way compliancy requirements
• Demonstrated at 121.8 MPGe efficiency from the on-track testing at the X PRIZE competition.
• Recent Consumer Reports puts Alias as having the  least problems with the performance and safety requirements amongst the competitors
• Performed 0-60mph acceleration time of 7. 5 seconds at the X PRIZE competition
• Shown to have the shortest stopping distance recorded from 60 mph.

Now it moves onto dynamometer testing at Argonne National Labs with the remaining teams to validate the final efficiency numbers before the winner will be selected and announced in September 2010.

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

Other New Product Potentials:

•
Alias Roadster. We have designed an affordable plug-in-electric roadster named the Alias Roadster to show case our technology and engineering.  This vehicle is an X Prize finalist, and will compete in the Championship X Prize Derby in Michigan in September of this year.

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

Risk Factors

We have a history of losses and our future profitability is uncertain.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have an effect on our business and the value of our common stock.  We incurred net losses of $5.5 million, $10.7 million, $9.8 million for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008 respectively.  We can give no assurance that we will be able to operate profitably in the future.

Changes in the market for electric vehicles could cause our products to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years.  To date, demand for and interest in electric vehicles has been sporadic.  As a result, growth in the electric vehicle industry depends on many factors, including:

•	continued development of product technology;

•	the environmental policies to stimulate consumers' interests and incentives;

•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;

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

We currently hold the internet address, http://www.zapworld.com, a portal through which we sell our products.  We may not be able to prevent other parties from acquiring internet addresses that are confusingly similar to our address, which could adversely affect our business.  Governmental agencies and their designees generally regulate the acquisition and maintenance of internet addresses.  However, the regulation of internet addresses in the United States and in foreign countries is subject to change.  As a result, we may not be able to acquire or maintain relevant internet addresses in all countries where we conduct business.

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

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur.  We have experienced significant volatility in the price of our stock over the past few years.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

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

On March 2, 2010 a complaint was filed by Integrity Automotive LLC; Randall Waldman (a former director of ZAP) v. ZAP, et al, case no. 10CI01383 in the Jefferson Circuit Ct. Division 10, State of Kentucky. The complaint alleges the following causes of action against ZAP: (1) Breach of Contract; (2) Civil Conspiracy; (3) Breach of Fiduciary Duty; and (4) Conversion. These causes of action stem from a purported joint venture intended to manufacture automobiles in the State of Kentucky and seeks unspecified actual and punitive damages. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest.   All of the defendants answered and cross-complained on March 29 2010.  At present, the discovery process is continuing.  The Company intends to defend itself vigorously in this matter. We do not believe this matter will have a material effect on our financial statements.

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

The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. We are at present in the process of negotiating  a lease with Al Yousuf . We are also requesting an option to repurchase our corporate headquarters back from Al Yousuf.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended June 30, 2010 that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On May 13, 2010 the Company issued 133,334 shares of common stock valued at $40,000 for employment compensation.

On May 26, 2010 Company issued 100,000 shares valued at $30,000 in exchange for services.

On June 15, 2010 the Company issued 2,000,000 shares of common stock valued at $500,000 for a placement to a private party.

On June 24, 2010, the Company issued 50,000 shares valued at $18,000 in exchange for services.

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

ZAP

Dated: August 13, 2010	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)