Form 10-Q
period 2010-09-30
ZAP
filed 2010-11-12
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number    001-32534

ZAP
(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 4th Street Santa Rosa, CA 95401
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

143,775,712 shares of common stock as of November  10, 2010.

ZAP

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except per share data)
	September 30, 2010	December 31, 2009
ASSETS CURRENT ASSETS
Cash	$935	$4,800
Investment in related party	1,985	—
Accounts receivable, net of allowance for doubtful accounts of $24 and $43	300	156
Inventories, net	2,146	1,999
Prepaid expenses and other current assets	196	540
Total current assets	5,562	7,495

Property, and equipment, net of accumulated depreciation	150	3,802

OTHER ASSETS
Investment in non-consolidated joint venture	982	1,225
Distribution fees for Jonway products	14,400	—
Deposits and other assets-net	1,328	1,257
Total Other Assets	16,710	2,482
TOTAL ASSETS	$22,422	$13,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and short-term notes – related party	$1,841	$5,889
Accounts payable	286	458
Accrued liabilities	990	2,046
6% Senior convertible debt, net of discount of $133 at December 31, 2009 – related party	5,000	1,867
Total current liabilities	8,117	10,260

SHAREHOLDERS’ EQUITY
Common stock, authorized 400 million shares; no par value; and 143,489,997 shares and 104,029,107 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	156,858	138,712
Accumulated other Comprehensive Income	(15)	—
Accumulated deficit	(142,538)	(135,193)
Total shareholders’ equity	14,305	3,519

Total liabilities and shareholders’ equity	$22,422	$13,779

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Thousands, except net loss per share amounts)

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
NET SALES	$985	$1,246	$2,682	$3,091
COST OF GOODS SOLD	837	845	2,318	2,581
GROSS PROFIT	148	401	364	510
OPERATING EXPENSES
Sales and marketing	245	254	769	948
General and administrative (non-cash stock-based compensation of $1 million and $1.5 million and $1.9 million and $3.6 million for the three and Nine Months ended September 30, 2010 and 2009, respectively)	1,564	2,641	5,579	5,783
Impairment of assets	—	218	—	674
Research and development	130	81	834	163
	1,939	3,194	7,182	7,568
LOSS FROM OPERATIONS	(1,791)	(2,793)	(6,818)	(7,058)
OTHER INCOME (EXPENSE)
Interest expense, net	(1)	(134)	(1,046)	(431)
Gain on extinguishment of debt	—	—	817	—
Other income (expense), net	(96)	5	(291)	8
	(97)	(129)	(520)	(423)
LOSS BEFORE INCOME TAXES	$(1,888)	$(2,922)	$(7,338)	$(7,481)
PROVISION FOR INCOME TAXES	—	—	(4)	(4)
NET LOSS	$(1,888)	$(2,922)	$(7,342)	$(7,485)
NET LOSS PER COMMON SHARE
--- BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.07)	$(0.09)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
--- BASIC AND DILUTED	109,611	93,557	106,846	77,965

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)
	For the Nine Months Ended September 30,
	2010	2009

Net loss	$(7,342)	$(7,485)
Stock-based employee compensation, consulting and other services	1,956	3,604
Depreciation and amortization	52	185
Allowance for doubtful accounts	(19)	24
Investment in Joint Venture	243
Gain on settlement	(818)	—
Changes in other items affecting operations:
Receivables	(125)	203
Inventories	(147)	620
Convertible debt discount	133 133
Prepaid expenses and other assets	387	475
Accounts payable	(177)	(198)
Accrued liabilities	16	409
Deferred revenue	—	(399)
Net cash used in operating activities	(5,841)	(2,562)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of Marketable Securities	(2,000)	—
Purchase of Equipment	(5)	(22)
Disposal of equipment, net	25	333
Net cash provided by (used in) investing activities	(1,980)	311
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of convertible debt	3,000
Issuance of common stock	1,008	6,100
Proceeds from short-term debt	31	1,138
Settlement of short term debt with Al Yousuf	(750)
Stock Issuances for Convertible Debt discounts	667	—
Net cash provided by financing activities	3,956 338	7,238
NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	(3,865)	4,987
CASH AND CASH EQUIVALENTS, beginning of period	4,800	341
CASH AND CASH EQUIVALENTS, end of period	$935	$5,328

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and Nine Months ended September 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (our “2009 10-K”).

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB.”

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding in each period. Diluted net income per share gives effect to all potentially dilutive common shares outstanding during the period such as options, warrants, convertible preferred stock, and contingently issuable shares. Potentially dilutive securities associated with stock options, warrants have been excluded from the diluted net loss per share amounts, since the effect of these securities would be anti-dilutive. At September 30, 2010, these potentially dilutive securities include options for 26.4 million shares of common stock and warrants for 67.6 million shares of common stock. In addition, $5 million of convertible debt was excluded from the calculation.

PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of significant inter-company accounts and transactions.  Our investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first nine months of 2010, the joint venture incurred an operating loss of $645,000 of which $242,000 is ZAP’s share.

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

Investment in a Related Party

The Investment in a Related Party is comprised of marketable equity securities, which are restricted until March of 2011, are recorded at mark to market in accordance with GAAP.  The securities are shares of stock in Samyang Optics Ltd. Traded on the Korean stock exchange.  ZAP’s ownership in not material to Samyang Optics Ltd.

Distribution Agreement with Goldenstone Worldwide Limited

On September 28, 2010, ZAP entered into an International Distribution Agreement (the Distribution Agreement) with Goldenstone Worldwide Limited as the distributor of Jonway products both in the U. S. and internationally. The agreement required the issuance of 30 million shares of ZAP common stock valued at $14.4 million. The shares are currently held in escrow to be released upon the completion of our acquisition of a 51% interest in Zhejiang Jonway Automobile Co., Ltd .
The shares are currently held in escrow until all of the relevant and required documentation is completed as agreed and released in writing by the CEO of ZAP or December 15, 2010 whichever occurs earlier.

The Jonway Group Limited had granted the international distribution rights for all of its products to Goldenstone Worldwide Limited.

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

The Company has provided a 6 month warranty for the Xebra® and the safety recall , ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. At September 30, 2010, the Company has recorded a warranty liability for $110,000 for estimated repair costs and the Xebra Safety Recall. In May and October of 2009, we determined that the Xebra vehicle had possible problems with its braking system, based on notices from NHTSA.   We initiated a product recall in June and November of 2009.  The first recall addressed the fact that braking distances may be longer than the U.S. Department of Transportation allows.  The second recall addressed the brake reservoir system.  The existing brake reservoir system is similar to an automobile and has a single reservoir.  NHTSA has determined because the Xebra is classified as a motorcycle, it should have two separate brake reservoirs.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Expected Dividend yield	0%	0%
Expected volatility	1.392-1.501	137.8-158.2
Risk-free interest rate	1.66 to 2.32%	2.30to 3.15%
Expected life (in years) from grant date	5 to 5.75	5 to 5.75
Exercise price	$0.30 to $0.36	$0.36 to $0.78

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury Constant Maturity Rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans for the three and Nine Months ended September 30, 2010 was $0 and $0.34 respectively. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

A summary of options under the Company’s stock option plans from January 1, 2010 through September 30, 2010 is as follows: (the number of shares is in thousands)

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term
	Shares	Exercise Price	(in years)

Outstanding December 31, 2009	25,452	$ 0.56	4.74
Options granted under the plan	228	$ 0.36	4.90
Options exercised	—	—	—
Balance March 31, 2010	25,680	$ 0.56	4.74
Options granted under the plan Options exercised Options forfeited and expired Balance June 30, 2010	1,139 — — 26,819	$ 0.34 — — $0.55	4.9 — — 4.74
Options granted under the plan	—	—
Options exercised	(140)	$0.25
Options forfeited and expired	(800)	$0.25
Balance September 30, 2010	25,879	$0.55	4.23

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2010, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were 21.2 million options valued at $2.6 million in the money at September 30, 2010.

As of September 30, 2010, total compensation cost of unvested employee stock options is 7 million. This cost is expected to be recognized through April 2013. . We recorded no income tax benefits for stock-based compensation expense arrangements for the nine months ended September 30, 2010, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4  INVENTORIES, NET-  Inventories are as follows:
	September 30, 2010	December 31, 2009

Advanced transportation vehicles	$1,209	$1,138
Vehicles - conventional	350	389
Parts and supplies	716	528
Finished goods	260	203
	$2,535	$2,258
Less - inventory reserve	$(389)	$(259)
	$2,146	$1,999

NOTE 5 –  SHORT-TERM DEBT PROMISSORY NOTE

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. The cash sum is scheduled to be paid as follows: three equal payments of $250,000 on Quarters ended March 31, 2010, June30, 2010 and September 30, 2010, one payment of $500,000 on December31, 2010 and the final payment of $550,000 on March 31, 2011. As of September 30, 2010, $1.05 million was due to Al Yousuf under this settlement.  As a result of the aforementioned settlement approximately $5.1 million of Short term debt due to Al Yousuf was cancelled and a gain of $818,000 was recorded.

Also included in the short term debt is $760,000 which the Company borrowed from Portable Energy LLC, a private equity company equally owned 50% by ZAP and Al Yousuf. These borrowings are due on demand.

CONVERTIBLE DEBT

6% Senior Convertible Notes

The Company has issued subordinated convertible promissory notes to Samyang Optics in the principal amount of $5 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total of $5 million through September 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock under this the Note shall be converted into shall be restricted securities. The parties have amended the agreement to allow for a new conversion date which will be mutually determined by ZAP and  Samyang Optics Co. Ltd. We are also proposing a new conversion price.

Secured Convertible Loan Facility

The Company also entered into a Secured Loan Facility with Cathaya Capital L.P. pursuant to a Secured Convertible Promissory Note. Dr. Priscilla Lu ZAP’s Chairman of the Board is also the general partner of Cathaya Capital L.P. The Note provides for an aggregate principal amount of up to $10 million in advances to be made to the Company by the Investor prior to October 1, 2012. The aggregate principal amount of the advances made under the Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%) and (ii) three percent (3%) plus prime. The aggregate principal amount of each advance made under the Note plus interest becomes due and payable to the Investor on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012. The Note is convertible into shares of the Company’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the Note being converted. The Note is secured by the terms and conditions of a security agreement covering all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.  Additional warrants were also issued to the holder which grants the right to purchase up to six million shares of the Registrant’s Common Stock at a price of $0.50 per share.  The warrants expire on August 16, 2014. As of September 30, 2010 no advances were made to the Company from this Secured Loan Facility.

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

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended September 30, 2010.

NOTE 7  RELATED PARTY TRANSACTIONS

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $68,600 and $63,000 for the Nine Months ended September 30, 2010 and 2009.

Financing provided to the Company by Samyang Optics whose Vice Chairman is the CEO of ZAP.

The Company has  issued to Samyang Optics a 6%  subordinated convertible promissory notes in the principal amount of $5.0 million.

We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5.0 million through September 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  Any shares of Common Stock issued under this the Note will be restricted securities. The parties have amended the agreement to allow for a new conversion date that will be mutually determined by ZAP and   Samyang Optics Co. Ltd.  We are also proposing a new conversion price.

 In April of 2010,  ZAP’s CEO, Steven Schneider was appointed the Vice Chairman of the Board of Samyang Optics.

Financing provided to the Company by Cathaya Capital LLC whose General Partner is Priscilla Lu, Chairman of the Board of ZAP

On July 9, 2010, Cathaya agreed to make a further investment in the Company by entering into a securities purchase agreement (the “Cathaya Agreement”) with the Company. Pursuant to the Cathaya Agreement, Cathaya will purchase 44 million shares of the Company’s Common Stock at a price of $0.25 per share (the “Cathaya Shares”) for an aggregate purchase price of $11 million. The closing of this investment is conditioned upon the receipt of Governmental Approvals in connection with the Acquisition Transaction –see note 8 and is expected to close simultaneously with the Acquisition Transaction.

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

Management Agreement with Cathaya Capital L.P.

On November 10, 2010 the Board of Directors of ZAP approved the payment to Cathaya, as compensation for services rendered prior to the date of this Agreement since the date of the Investment and to be rendered by Cathaya during the term of this Agreement (the “Base Fee”), in Cathaya’s sole discretion, either (i) a fee equal to $2,500,000 in cash (the “Cash Fee”) or (ii) a number of shares of ZAP Common Stock equal to the Cash Fee divided by $0.50 per share (the “Share Fee”) plus the reasonable out-of-pocket costs and expenses incurred by Cathaya in rendering services hereunder.  The Base Fee will be payable at the earlier of (i) the closing of the transaction contemplated by the Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, dated July 2, 2010, between the Company and  Jonway Group Co., Ltd. and (ii) March 31, 2011.  The foregoing notwithstanding, the Company shall issue Five Million (5,000,000) shares of Common Stock on the date of this Agreement and such shares shall be set aside in escrow to be delivered to Cathaya as the Share Fee in the event Cathaya elects the Share Fee in satisfaction of the Base Fee.  In the event Cathaya elects the Cash Fee, such shares shall be returned to the Company.  In the event the term of this Agreement is extended beyond the Initial Term the compensation for services performed by Cathaya during such extension shall be determined by mutual agreement of the Company and Cathaya.

Cathaya hereby agrees during the term of this engagement to consult with the Company’s board of director (the “Board”) and management of the Company in such manner and on such business and financial matters as may be reasonably requested from time to time by the Board, including, but not limited to:Corporate, acquisition and divestiture strategies;Budgeting of future corporate investments;Debt and equity financings;Sourcing, identifying and executing acquisitions in conjunction with management;Ongoing management of investor and lender relationships in conjunction with management; and Assisting management in presentations to the investment community and analysts of acquired companies and results of acquisition strategy.

Principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of this Agreement.

It should be noted that Priscilla Lu who is Chairman of the Board of ZAP is also the General Partner of Cathaya Capital L.P.

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

NOTE 8 – COMMITMENTS

Acquisition of 51% Interest in  Jonway Automobile Co., Ltd

On July 2, 2010, Zap (the "Company") entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. (the "Equity Transfer Agreement") with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Autombile Co., Ltd., a limited liability company of the People's Republic of China ("Zhejiang"), for $29,030,000 (the "Acquisition Transaction"). Zhejiang is engaged in the business of, among other things, manufacturing and sales of automobile spare parts and UFO brand automobiles. According to the terms of the Equity Transfer Agreement, following the completion of the Acquisition Transaction, Zhejiang will convert into a Chinese foreign limited liability joint venture company (the "Zhejiang Joint Venture"). The closing of the Acquisition Transaction is conditioned on, among other things, the receipt of certain approvals, registrations and licenses from the Ministry of Commerce of the People's Republic of China, the Zhejiang Administration of Industry and Commerce, and the local counterparts of these entities and other relevant government authorities ("Governmental Approvals").

According to the terms of the definitive agreements, ZAP has to right to acquire the remaining 49% of Jonway Auto at the same valuation by March 30, 2011 or at a then current valuation after that date. ZAP intends this transaction to be phase one of a two-phase acquisition, whereby the two companies will combine their complementary expertise, leveraging ZAP's EV technology and Jonway Auto's quality ISO 9000 certified mass production capabilities to address the new alternative energy vehicle market. ZAP intends to acquire the remaining 49 percent of Jonway Automobile following completion of the first phase and following final regulatory approval. The Company has also entered into a Joint Venture Contract with Jonway Group Co., Ltd., Wang Gang and Wang Xiaoying, which shall govern the Zhejiang Joint Venture.

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

Our Investment in non-consolidated joint venture is accounted for by the equity method of accounting.  It represents our 37.5% interest in the ZAP Hangzhou Joint Venture.  During the first nine Months of 2010, the joint venture incurred an operating loss of $645,000 of which $242,000 is ZAP’s share.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of September 30, 2010.

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

Distribution Agreement with Goldenstone Worldwide Limited

On September 28, 2010, ZAP entered into an International Distribution Agreement ( the Distribution Agrrement)  with Goldenstone Worldwide Limited as the distributor of Jonway products both in the U. S. and internationally. The agreement required the issuance of 30 million shares of ZAP common stock valued at $14.4 million. The shares are currently held in escrow to be released upon the completion of our acquisition of a 51% interest in Zhejiang Jonway Automobile Co., Ltd .

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

Segment results are summarized as follow (in thousands):	Electronic Consumer Products and Corporate Expenses	Car Outlet	Advanced Technology Vehicles	Totals
For the 3 months ended of September 30, 2010:
Net Sales	$75	$419	$491	$985
Gross profit	16	45	87	148
Net Income (Loss)	(1,692)	(49)	(147)	(1,888)
Total Assets	20,013	440	1,969	22,422
For the 3 months ended of September 30, 2009:
Net Sales	$83	$435	$728	$1,246
Gross profit (Loss)	7	88	306	401
Net Loss	(2,2,(2,898)	(21)	(3)	(2,922)
Total Assets	10,106	465	1,934	1 12,505
For the 9 months ended of September 30, 2010:
Net Sales	$255	$1,424	$1,003	$2,682
Gross profit	75	269	20	364
Net Loss	(6,228)	(92)	(1,022)	(7,342)
Total Assets	20,013	440	1,969	22,422
For the 9 months ended of September 30, 2009:
Net Sales	$365	$1,307	$1,419	$3,091
Gross profit (Loss)	(34)	288	256	510
Net Loss	(6,580)	(20)	(885)	(7,485)
Total Assets	10,106	465	1,934	12,505

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Nine Months Ended September30, (in thousands)
	2010	2009
Cash paid during the period for interest	$110	$76
Cash paid during the period for income taxes	$4	$4
Non-cash investing and financing activities:
Reclassification of long term debt to short term:
Increase in short term debt ---	—	1,772
Decrease in long term debt	—	(1,772)
Purchase of Distribution rights for Jonway products	(14,400)	—
Patent Acquisition	(115)	—

NOTE 11 SUBSEQUENT EVENTS:

Management Agreement with Cathaya Capital L.P.

On November 10, 2010 the Board of Directors of ZAP approved the payment to Cathaya, as compensation for services rendered prior to the date of this Agreement since the date of the Investment and to be rendered by Cathaya during the term of this Agreement (the “Base Fee”), in Cathaya’s sole discretion, either (i) a fee equal to $2,500,000 in cash (the “Cash Fee”) or (ii) a number of shares of ZAP Common Stock equal to the Cash Fee divided by $0.50 per share (the “Share Fee”) plus the reasonable out-of-pocket costs and expenses incurred by Cathaya in rendering services hereunder.  The Base Fee will be payable at the earlier of (i) the closing of the transaction contemplated by the Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, dated July 2, 2010, between the Company and  Jonway Group Co., Ltd. and (ii) March 31, 2011.  The foregoing notwithstanding, the Company shall issue Five Million (5,000,000) shares of Common Stock on the date of this Agreement and such shares shall be set aside in escrow to be delivered to Cathaya as the Share Fee in the event Cathaya elects the Share Fee in satisfaction of the Base Fee.  In the event Cathaya elects the Cash Fee, such shares shall be returned to the Company.  In the event the term of this Agreement is extended beyond the Initial Term the compensation for services performed by Cathaya during such extension shall be determined by mutual agreement of the Company and Cathaya.

Cathaya hereby agrees during the term of this engagement to consult with the Company’s board of director (the “Board”) and management of the Company in such manner and on such business and financial matters as may be reasonably requested from time to time by the Board, including, but not limited to:Corporate, acquisition and divestiture strategies;Budgeting of future corporate investments;Debt and equity financings;Sourcing, identifying and executing acquisitions in conjunction with management;Ongoing management of investor and lender relationships in conjunction with management; and Assisting management in presentations to the investment community and analysts of acquired companies and results of acquisition strategy.

Principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of this Agreement.

It should be noted that Priscilla Lu who is Chairman of the Board of ZAP is also the General Partner of Cathaya Capital L.P.

On November 6, 2010, Cathaya Capital LLP paid $10 million to  Zhejiang Jonway Automobile Co. Ltd  on behalf of ZAP.  As noted in ZAP’s Forms 8K filed on July 9, 2010 and September 13, 2010 this payment is the initial down payment of US$10 million towards the 51% acquisition of Zhejiang Jonway Automobile Co. Ltd. The total cash  portion of the acquisition is $29million. Also as noted in ZAP’s Form 8K on July 9, 2010, this advance by Cathaya Capital was in conjunction with their agreement to make a further investment in the Company by entering into a securities purchase agreement (the “Cathaya Agreement”) with the Company. Pursuant to the Cathaya Agreement, Cathaya will purchase 44 million shares of the Company’s Common Stock at a price of $0.25 per share (the “Cathaya Shares”) for an aggregate purchase price of $11 million. The stock due by ZAP has not been issued to Cathaya Capital as of November 12, 2010 but is anticipated to be done shortly.

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

Recent Developments

Some of the noteworthy events for the Company that occurred during the third quarter of 2010 and through the date of this report are as follows:

1)
In July, 2010, we entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Automobile Co., Ltd., a limited liability company of the People's Republic of China.  In September 2010, we received approval from the Commerce Department of Zhejiang Province for this proposed acquisition. ZAP and Jonway now intend to move forward to satisfy the remaining conditions to closing the transaction, including but not limited to those related to financing, foreign exchange authority approval in China and share registration.

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

3)
Our first Alias electric car has been sold to distribution partner Samyang Optics of Korea. Samyang Optics has taken delivery of a red Alias that first appeared at National Automobile Dealers Association Expo in New Orleans. The same Alias debuted to the public earlier this year at the Korea EV Challenge, sponsored by Samyang Optics. Samyang Optics and ZAP Jonway have formed a business venture to introduce electric vehicles (EV’s) to Korea. The government’s goal is to commercialize EV’s and capture 10 percent of the global market by 2015. Korea wants EV’s to comprise 10 percent of domestic small car sales by 2020.

4)
The Internal Revenue Service (IRS) has determined that the ZAPTRUCK XL and ZAPVAN Shuttle qualify under the American Recovery and Reinvestment Act for a ten percent tax credit up to a maximum of $2,500, if purchased after February 17, 2009 and before January 1, 2012 under Internal Revenue Code Section 30. We believe that these tax credits make our ZAP electric trucks and vans even more affordable to own and operate

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended September 30		Nine Months ended September 30
	2010	2009	2010	2009
Statements of Operations Data:
Net sales	100%	100%	100%	100%
Cost of sales	(85.0)	(67.8)	(86.4)	(83.5)
Operating expenses	(196.9)	(255.5)	(267.8)	(244.4)
Loss from operations	(181.8)	(223.1)	(254.2)	(227.9)
Net loss	(191.7)	(233.5)	(273.8)	(241.7)

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Net  sales for the quarter ended September 30, 2010 were $985,000 and compared to $1,246,000 for the period ended September 30, 2009.

Our third quarter sales of Advanced Technology vehicles such as the ZAP Truck, ZAP Van and Xebra, our three wheeled electric car and Zapino a full size electric road scooter decreased $236,000 from $727,000 in 2009 to  $491,000 in 2010. The decrease was due to less consumer demand and financing difficulties in the U.S. economy.

Our retail car lot experienced a decrease of $15,000 in sales for the third quarter of 2010 from $435,000 in 2009 to $420,000 in 2010. The increase was due to the mix of available vehicles for resale. During the third quarter the retail car lot had many SUV’s and trucks that experienced more consumer demand.

In our Consumer Product segment third quarter sales decreased $11,000 from $83,000 in 2009 to $72,000 in 2010 for the third quarter ended September 30, 2010.  We experienced some supply issues as we contracted with a manufacturer.

The current U. S. economic recession has also caused an overall decrease in sales of all products.

Gross profit decreased by $253,000 from a gross profit of $401,000 for the third quarter ended September 30, 2009 to a gross profit of $148,000 for the quarter ended September 30, 2010.

The Gross profit for the Advanced Technology vehicles decreased $212,000 from a gross profit of $306,000 for the quarter ended September 30, 2009 to a gross profit of $94,000 for the quarter ended September 30, 2010. The major reason was due to lower sales volume.

The gross profit in the third quarter for our car lot decreased $49,000 from $88,000 in the third quarter of 2009 to $39,000 in the third quarter of 2010. The decrease was primarily due to writing down the value of inventory to lower of cost or market value.

The Consumer Products segment experienced an increase of $6,000 in gross profits of $7,000 in 2009 to a gross profit of $13,000 in 2010. The increase was due to less costs for quality control labor. In the third quarter of 2009, we experienced repairs for the ZAPPY 3 Pro model, since then we have changed manufacturers.

Sales and marketing expenses decreased by $9,000 from $ 254,000 for the quarter ended September 30, 2009 to $245,000 in the third quarter of 2010. The decrease was due to lower sales volume.

General and administrative expenses decreased by $1,000,000 from $2.6 million for the quarter ended September 30, 2009 to $1.6 million in the quarter ended September 30, 2010. The decrease was due to higher professional fees incurred in the third quarter 2009. In the third quarter of 2009,  we  incurred higher legal expenses for the financing arrangement with Cathaya Capital LLC. The expensing of stock options was also higher  in 2009 due to issuances to employees and those required by the Cathaya Financing agreement.

Research and development expenses increased by $49,000 from $81,000 in the quarter ended September 30, 2009 to $130,000 for the third quarter ended September 30, 2010. The increase was due to work on the development of the Alias prototype vehicle, USPS conversion and Taxi conversion projects.  All of these projects served to further our knowledge of the planning and manufacturing of new electric vehicles. We were also able to efficiently convert conventional gas vehicles to electric.

Of the G&A and R&D expenses for the three months ended September 30, 2010, $52,000 or 40% was spent in the development of the Alias vehicles for the XPRIZE competition, $58,500 or 45% was used in the development of the EV SUV, $19,500 or 15% was spend in the development of our conversion process.

Interest expense, net decreased from an expense of $134,000 in third quarter 2009 to $1,000 in third quarter of 2010. The decrease was due  to the debt settlement agreement with Al Yousuf.

Other income (expense) increased $101,000 from income of $5,000 for the third quarter of 2009 to other expense of $96,000 in the third quarter of 2010. The increase was due to a loss incurred for our ZAP Hangzhou Joint Venture of $58,000. The Joint Venture has incurred expenses to successfully convert conventional gas vehicles to electric in China and to display our products at the China Bejing  Motor Show.

Net loss   We experienced a net loss of approximately $1.9 million for the third quarter ended September 30, 2010 as compared to a net loss of $2.9 million for the third quarter ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net sales for the Nine Months ended September 30, 2010, were $2.7 million compared to $3.1 million for the Nine Months ended September 30 in the prior year.

Sales in the Advanced Technology segment decreased from $1,419,000 for the nine months ended in 2009 to $1,003,000 for the nine months ended in 2010 for the Nine Months ended

Our retail car lot experienced an increase in sales of $118,000 from $1,307,000 in the nine months ended September 2009 to $1,425,000 million in the nine months ended September 30, 2010. The increase was due to strong sales in the first Nine Months of 2010. Due to the current recession many consumers chose lower priced pre-owned vehicles that are distributed through our retail car outlet.

September 30. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first Nine Months of 2010.

We experienced a decrease of $127,000 in sales of consumer products from $365,000 in 2009 to $238,000 in 2010 due to fewer ZAPPY 3 scooters available for resale as we searched for a new outside contractor manufacturer in 2009.

Gross profit  decreased by $146,000 from $510,000 for the Nine Months ended September 30, 2009  to $364,000 for the Nine Months ended September 30, 2010 .

In our Advanced Technology segment our gross profit decreased by $236,000 from a gross profit of $256,000 for the Nine Months ended September 30, 2009 to $20,000 for the Nine Months ended September 30, 2010.  The decrease was due to lower sales volumes and sales to certain Dealers at a discount price for our three wheeled Xebra vehicles.

In our Consumer Products segment we experienced an increase of $91,000 in gross profits from a gross loss of $34,000 in 2009 to a gross profit of $57,000 in 2010. The increase was due to the exclusion of ZAP Latin America in 2010 that was phased out  in late 2009.

Gross profits in our retail car lot decreased by $19,000 from $288,000 for the Nine Months ended September 30, 2009 to $269,000 for the Nine Months ended September 30, 2010. The decrease in gross profits was due to higher sales at auction with lower margins.

Sales and marketing expenses decreased in the first Nine Months of 2010 by $179,000 from $948,000 in the first nine months in 2009 to $769,000 in 2010. The decrease was due to less expense for outside consultants used for sales and marketing activities and lower commissions.

General and administrative expenses for the Nine Months ended September 30, 2010 decreased by $200,000 from $5.8 million in the first nine months in 2009 to $5.6 million in the first nine months in 2010. In 2009, we incurred higher legal expenses for the financing arrangement with Cathaya Capital LLC. The expensing of stock options was also higher in the first nine months in 2009 due to issuances to employees and those required by the Cathaya Financing agreement.

Research and development expenses  increased by $671,000 from $163,000 in the first nine months in 2009 to $834,000 in the first nine months in 2010. The increase was the result of the development of the Alias Prototype, the USPS conversion and UFO Taxi Conversion Projects.  All of these projects served to further our knowledge of planning and manufacturing of new electric vehicles. We were also able to efficiently convert conventional gas vehicles to electric.

Of the G&A and R&D expenses for the nine months ended September 30, 2010, $390,000 or 47% was spent in the development of the Alias vehicles for the XPRIZE competition, $288,000 or 37% was used in the development of the EV SUV and $156,000 or 16% was spent in the development of our conversion process.

Interest expense, net increased by $615,000 from an interest expense of $431,000 for the first Nine Months of 2009 to interest expense of $1,046,000 in the Nine Months ended September 30, 2010.The increase was due to discount recorded on the $5 million convertible debt to reflect a discounted stock conversion price.  We also agreed to pay additional interest to Al Yousuf LLC with respect to the debt settlement with Al Yousuf LLC.

Gain on extinguishment of debt The increase was due to a gain of $817,000 for the settlement of our debt with Al Yousuf LLC, for the settlement of our debt with Al Yousuf LLC, where certain of our properties were transferred at appraised fair value replacement costs versus our recorded historical acquisition costs to satisfy our obligations to Al Yousuf LLC. At present, we are seeking to lease back our corporate headquarters with an option to repurchase from Al Yousuf LLC.

Other expense increased $300,000 from income of $8,000 for the third quarter of 2009 to other expense of $292,000 in the third quarter of 2010. The increase was due to the loss on our ZAP Hangzhou Joint Venture of $242,000 and our investment in Portable Energy of $58,000. The Joint Venture has incurred expenses to successfully convert conventional gas vehicles to electric in China and to display our products at the China Beijing Motor Show.

Net loss for the Nine Months ended September 30, 2010 was $7.3 million compared to $7.5 million for the Nine Months ended September 30, 2009.

Liquidity and Capital Resources

In the first Nine Months of 2010 net cash used for operating activities was $6.0 million. Cash used in the first Nine Months of 2010  was comprised of the net loss incurred for the first Nine Months of $7.3 million plus net non-cash expenses of $1.3 million and the net decrease of $37,000 in operating assets and liabilities. In the first Nine Months of 2009, the Company used cash for operations of $2.6 million was comprised of the net loss of $7.5 million plus net non-cash expenses of $3.8 million, and the net increase in operating assets and liabilities of $1.1million.

Investing activities used cash flows of $2.0 million for the first Nine Months ended September 30, 2010 compared to Investing activities earned $311,000 for the first nine months of 2009. Decreases to cash resulted from the purchase of marketable securities from Samyang, purchase of equipment and patents  and the disposal of equipment in 2010 and 2009 respectively.

Financing activities for the first Nine Months ended September 30, 2010 provided cash of $4.0million as compared with $7.2 million in 2009. In 2010, the Company received $3 million through the issuance of convertible debt and $1 million through the issuance of common stock to a private individual. In 2009, cash increases due to the issuance of $6.1 million through the issuance of common stock and $1.1 million through the issuance of  short term debt.

We had cash of $935,000 at September 30, 2010 as compared to $5.3 million at September 30, 2009. We had a working capital deficit of $2.6 million and working capital of $48,000 for the periods ended September 30, 2010 and 2009 respectively. The decrease in cash and working capital was due to funds needed during the period for our operating needs.

The Company has issued to Samyang Optics a 6% subordinated convertible promissory notes in the principal amount of $5 million.  We have a total lending facility from this investor of $10 million under the Convertible note and have drawn a total  of  $5 million through September 30, 2010. In the event the Company consummates, prior to the Maturity Date, a public offering pursuant to a registration statement, then all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company simultaneously with the closing of the Offering at a price per share equal to 95% of the price at which shares are sold in the Offering.  In the event the Company has not consummated an Offering on or prior to May 30, 2010, all principal, together with all accrued and unpaid interest under the Note, shall automatically convert into shares of Common Stock of the Company at a price per share equal to 90% of the closing price per share.  The shares of Common Stock under this the Note shall be converted into shall be restricted securities. The parties have amended the agreement to allow for a new conversion date that will be mutually determined by ZAP and  Samyang Optics Co. Ltd. We are also discussing a change in the conversion price.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at September 30, 2010 and 2009, respectively. If the financial condition of the Company’s customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

   Our Recent Business Focus

In recent months, the company has been realigning its resources to substantiate its partnerships in Asia, focusing specifically in China in order to harness the experience base it has accumulated over the years in electric vehicle designs. The partnerships aimed at reinforcing its mass production manufacturing capabilities so that the EV designs can be mass produced cost effectively.  Working with the Chairman, the Company has formalized its China JV with the local auto manufacturing partner, Jonway UFO; both with established, experienced manufacturing know-how, as well as channel to market in China. Targeting the taxi fleet market, the Company’s technical team has been sharpening the engineering of the integration of all the various components and subsystems of the SUV electric power train to deliver an efficient, cost effective vehicle with endurance in range, as well as robustness and quality.

The Company recently embarked on certain significant engineering and business development projects aimed at expanding our market competitiveness and strengthening our product line to deliver viable, high quality, robust and reliable designs to four targeted opportunities:

1.
On July 2, 2010, we entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Automobile Co., Ltd., a limited liability company of the People's Republic of China.  We believe this transaction will facilitate cost-effective manufacturing of our electric vehicles and give us access to the Chinese market through Jonway's distribution channels of more than 80 factory direct dealerships that feed into hundreds of factory authorized dealers.  Jonway's volume manufacturing capacity gives us a strong manufacturing base with the means of commercializing our innovative EV

2.
Taxi Fleet market in China – The Company worked on the engineering of an efficient electric power train design adapted to the 5 passenger, 5 door SUV from its local Chinese auto manufacturer, with a range of at least 200km, and top speed of 120km/h, and under 2000 kg. The objective is to reach a range of 300km for the targeted taxi market in China and Korea.

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

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have an effect on our business and the value of our common stock.  We incurred net losses of $7.3 million, $10.7 million, $9.8 million for the Nine Months ended September 30, 2010 and the years ended December 31, 2009 and 2008 respectively.  We can give no assurance that we will be able to operate profitably in the future.

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

Item4:  Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended September 30, 2010 that were not previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On August 5, 2010 the Company issued 500,000 shares of common stock valued at $190,000 for a placement to a private party.

On August 19, 2010 the Company issued 270,000 shares of common stock valued at $102,600 for a placement to a private Party and 16,200 shares for services valued at $8,100. The Company also issued 120,000 shares of common stock valued at $59,000 to two employees as compensation.
On August 25, 2010 the Company issued 302,631 shares of common stock valued at $115,000 for a placement to a private Party.
On September 19, 2010 the company issued 297,358 shares of common stock valued at $140,100 in exchange for services.

On September 28, 2010 Company issued 30 million shares valued at $14.4 million for a distribution agreement for certain Jonway products both in the U.S. and internationally.

Item 3.  Defaults upon Senior Securities
Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.  Other Information
Not Applicable

Item 6.  Exhibits

(b) Exhibits.

Exhibit Number	Description

10.68	Management Agreement with Cathaya Capital L.P.
10.69	Distribution Agreement with Goldstone World Wide Ltd.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Dated: November 12, 2010	By:	/s/ Steven Schneider
Name: Steven Schneider
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	By:	/s/ William Hartman
Name: William Hartman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)