Form 10-K/A
period 2009-12-31
ZAP
filed 2010-11-15
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

AMENDMENT TO FORM 10-K
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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for Fiscal Year Ended December 31, 2009  to respond to SEC Comments dated November 5, 2010. The comment letter related to various explanations in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, the format of the auditor’s opinion needed revision to comply with Rule 2-02 of Regulation S-X

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events.. Accordingly, this amendment should be read in conjunction with the original Form 10-K and our other reports filed with the SEC subsequent to the filing of our original Form 10-K, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

Sales in the Advanced Technology segment decreased from $4.9 million in 2008 to $2.1 million in 2009.  Our dealers and customers experienced reported to us that they had difficulties in obtaining financing from traditional funding sources due to the tight U.S. credit market where credit was not readily available at favorable terms. The sales of our three wheeled electric vehicle the Xebra decreased from approximately $4.4 million in 2008 to $567,000 in 2009 as a result of less consumer demand and our decision to transition our product line to four wheeled electric light utility truck. In addition, our supply of the three wheeled vehicle was limited in 2009 since we terminated our relationship with our supplier of these vehicles in early 2009. This decrease in sales was offset by sales in 2009 of approximately $625,000 of sales of our electric four wheeled truck and recognition of deferred dealer licensing fees on contracts that expired in 2009.

Our retail car lot experienced a slight decrease in sales from $1.7 million in 2008 to $1.6 million in 2009. The customer demand remained consistent for both years.  However, due to the economic recession in 2009 many consumers chose lower priced pre- owned vehicles that are distributed through our retail car outlet. We also experienced sales pressure to lower the price of vehicle sales by the customer.

We experienced a decrease of $492,000 in sales of consumer products from $876,000 in 2008 to $430,000 in 2009. The decrease was due in part to the discontinuance of our Latin America operation during 2009 and also no sales of portable energy products during 2009. In June of 2008, we transferred our product line to a new 50% owned entity, portable energy.

Gross profit was $728,000 for the year ended December 31, 2009 compared to $799,000 for the year ended December 31, 2008 resulting in a decrease of $71,000.  However, as a percentage of sales it increased from 11% in 2008 to 18% in 2009. This increase was primarily due to the Advanced Technology Segment as discussed below.

In our Advanced Technology segment our gross profits from a dollar amount decreased from a gross profit of $718,000 in 2008 to $464,000 in 2009.  However, although the net sales decreased for Advanced Technology Vehicles as discussed above the gross profit as a percentage of sales actually increased from 14.4 % in 2008 to 22.6% in 2009.  Without the recognition of deferred dealer licensing fees noted above the gross margin would have been a gross loss of $120,000. This would be principally due to lower sales in 2009 for Advanced Technology Vehicles.

In our Advanced Technology segment our gross profit decreased from a gross profit of $718,000 in 2008 to $464,000 in 2009. The decrease was primarily due to lower sales volumes and the establishment of an allowance to repair Xebras for the safety recall.

Gross profits in our retail car lot increased $29,000 from $299,000 for the year ended December 31, 2008 to $328,000 for the year ended December 31, 2009. The increase in gross profits was due to higher sales of conventional passenger vehicle models with higher margins.

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

The impairment loss was comprised of approximately $170,000 for inventory deemed unusable in our Latin America operations that were discontinued. Due to billing disputes with our outside contractor in China approximately $430,000 of parts inventory were used for the following: to satisfy billing that were disputed by us and for inventory deemed missing or unusable by the contract manufacturer. We no longer engage in business with this contract manufacturer.

We incurred a loss of $85,000 for the discontinuation of a solar energy project for our corporate headquarters due to rising costs and the fact that we no longer own the building and are at present leasing it.

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

We do not believe that the commitments in Note 9 to our financial statement will require a material impact on our liquidity and capital reserves thru December 31, 2010. The Joint Venture with ZAP Hangzhou and the Distribution Agreements with both Jonway Automobile and Samyang Optics are still in the development stages. The electric vehicles noted in the agreements may require further development before they are available for mass production.

 During the year we were also was given the opportunity by the USPS to convert a gas postal delivery vehicle to an all electric delivery vehicle. This prototype vehicle is to be delivered to the USPS for testing in July 2010. However, there is no commitment by the USPS for future purchases since they are awaiting government funding to proceed.

Critical Accounting Policies and Use of Estimates

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

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

/s/ Friedman LLP
Marlton, New Jersey
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of ZAP

We have audited the accompanying consolidated balance sheets of ZAP as of December 31, 2008, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of ZAP as of  December 31, 2008 and the consolidated results of its operations and its cash flow for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
 (In thousands; except per share data)

	Year ended December 31
	2009	2008
	(in thousands)

Net sales	$4,068	$7,588
Cost of goods sold	3,340	6,789

Gross profit
	728	799

Operating expenses:
Sales and marketing	1,187	1,808
General and administrative (non-cash share based expense of
$5,132 in 2009 and $4,326 in 2008,respectively)	8,490	7,860
Research and development	551	416
Impairment loss on assets	687	67

Total operating expenses	10,915	10,151

Loss from operations	(10,187)	(9,352)

Other income (expense):
Interest expense, net	(504)	(395)
Other income (expense), net	8	(56)

	(496)	(451)

Loss before income taxes	(10,683)	(9,803)
Provision for income taxes	(4)	(4)

Net loss	$(10,687)	$(9,807)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	82,808	59,567

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

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
 (In thousands)

	Year ended December 31,

	2009	2008
	(in thousands)
Cash from Operating activities:
Net loss	$(10,687)	$	(9,807)
Items not requiring the current use of cash:
Amortization of note discount and deferred offering
Costs	—		156
Stock-based employee compensation	3,662		1,852
Stock-based compensation for consulting and other
services	1,470		2,753
Stock-based compensation for interest and other
penalties	—		17
Depreciation and amortization	322		215
Impairment of assets	687		67
Allowance for doubtful accounts	10		(139)
Changes in other items affecting operations:
Accounts receivable	211		135
Inventories	623		(1,606)
Prepaid expenses	301		(20)
Other assets	—		(150)
Accounts payable	(16)		345
Accrued liabilities	471		(677)
Deferred revenue	(587)		(165)

Cash used for operating activities	(3,533)		(7,024)

Cash from Investing activities:
Investment in unconsolidated joint venture	(1,225)		—
Acquisition of property and equipment	(22)		(286)
Proceeds from sale of equipment	—		176

Cash used for investing activities	(1,247)		(110)

Cash from Financing activities:
Issuance of common stock	6,100		—
Exercise of warrants and options	—		72
Pay-off of convertible debt	—		(431)
Proceeds from issuance of convertible debt	2,000		475
Proceeds from debt, net of issuance costs	1,139		2,976
Borrowings (repayments) on long-term debt	—		44
Cash provided by financing activities	9,239		3,136

Increase (decrease) in cash and cash equivalents	4,459		(3,998)
Cash and cash equivalents at beginning of year	341		4,339

Cash and cash equivalents at end of year	$4,800		$341

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

Deferred Revenue

Voltage Vehicles sells licenses to auto dealerships under the ZAP name. The term of the license agreements range from four to five years and among other things, call for the licensee to purchase a minimum number of vehicles from ZAP each year. The initial value of these agreements were classified them as current deferred revenue.  The Company’s policy is to begin recognizing revenue when we began delivering a substantial number of vehicles to these dealerships on a regular basis. During the first quarter of 2007, the Company began recognizing revenue on various license agreements on a straight-line basis over the term of the agreements.  These agreements expired on December 31, 2009 and any remaining balances of deferred revenue were recognized as revenue in the quarter ended December 31, 2009. The Company has recognized $587,000 and $165,000 of revenue for the year ended December 31, 2009 and 2008 resulting in an ending balance in deferred revenue is zero- and $587,000 at December 31, 2009 and 2008.

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

Approximately $170,000 for inventory was deemed unusable in our Latin America operations that were discontinued. Due to billing disputes with our outside contract in China approximately $430,000 of parts inventory were used for the following: to satisfy billing that were disputed by us, for inventory deemed missing or unusable by the contract manufacturer. We no longer engage in business with this contract manufacturer.

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

Date: November 12, 2010

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

Name	Position	Date

By: /S/ STEVEN M. SCHNEIDER Steven M. Schneider	Director and Chief Executive Officer (principal executive officer)	November 12, 2010

By: /S/ WILLIAM HARTMAN William Hartman	Chief Financial Officer, Secretary (principal financial and accounting officer)	November 12, 2010