Form 10-K
period 2010-12-31
ZAP
filed 2011-04-15
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2010 was $24,562,000.

There were a total of 218,104,955 shares of the Registrant’s Common Stock outstanding as of April 8, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, or Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

In this annual report on Form 10-K the term “ZAP” refers to ZAP, the term “Jonway” refers to Zhejiang Jonway Automobile Co. Ltd., of which ZAP owns 51% of the equity shares, “ZAP Jonway” refers to both ZAP and Jonway on a consolidated basis, and “we,” “us” and “our” refer to ZAP or ZAP Jonway, as the context indicates.

PART I

Item 1.  Business

Overview

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles.  With our new product offerings and our recent acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd., or Jonway, in January 2011, we believe we are positioned to be a leader in the electric vehicle industry.

We believe our acquisition of a majority interest in Jonway will allow us to expand our distribution network for ZAP electric vehicles internationally and provide access to the rapidly growing market for gasoline and electric vehicles in China and internationally.  We also believe our acquisition will allow us to leverage ZAP’s expertise in advanced automotive technologies to jointly develop electric and advanced technology vehicles with Jonway.  We already have jointly developed an electric version of Jonway’s A380 SUV, and we plan to sell this vehicle in China and internationally.    We also believe this acquisition will allow Jonway to expand its distribution network for its conventional fuel A380 SUVs in the United States and internationally.   We plan to leverage the volume manufacturing capability of Jonway to produce both Jonway’s A380 5-door and 3-door SUVs as well as our jointly developed electric A380 and ZAP’s electric Alias car at Jonway’s manufacturing facility in Sanmen, China.

Our strategy is to serve the growing fleet and taxi market, especially for electric and fuel efficient vehicles.  While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully implement electric vehicle technologies as adequate charging infrastructure, service and support can be more easily managed in fleet operations where the vehicles may travel along predictable routes and have a central point of operation.  We also believe that volatile oil prices as well as government regulations and incentives have created opportunities for producers of electric and fuel efficient vehicles to serve the global fleet and taxi markets.

ZAP has sixteen years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our websites www.zapbikes.com and www.zapworld.com.  We have been a pioneer in developing and marketing electric vehicles such as the zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter.  In 2003, we announced our first electric automobiles, including an electric automobile imported from our manufacturing partner in China and in 2004, we introduced electric all-terrain vehicles.  In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all electric  Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

ZAP was incorporated in 1994 under the name “ZAP Power Systems,” and changed its name to “ZAPWORLD.COM” in 1999 and ZAP in 2001. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California 95401.  ZAP’s telephone number is (707) 525-8658.  ZAP’s main company website is www.zapworld.com. Information contained on the website is not incorporated by reference herein and you should not consider information on the website to be part of this annual report on Form 10-K.

Business

ZAP has more than sixteen years of experience designing, developing, manufacturing and selling innovative electric transportation products Jonway has more than 900,000 square feet of manufacturing space, with the ability to produce up to 30,000 automobiles per year , and an extensive distribution network in China.  Leveraging ZAP’s experience in electric and alternative fuel vehicles and Jonway’s volume manufacturing capabilities and distribution network in China and internationally, ZAP Jonway intends to continue its leadership in the electric vehicle market and  increase the volume and speed of its vehicle production.  ZAP Jonway also intends to continue its production of conventional fuel vehicles and to expand its distribution network in both China and internationally.

China Taxi Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China through the sale of plug in electric SUVs to large taxi fleets in China.  ZAP Jonway intends to introduce the electric version of the A380 SUV in the second half of 2011.

Fleet Market. ZAP Jonway also intends to market its vehicles to government and corporate fleets.  ZAP believes that the adoption of electric vehicles continues to be limited by the lack of adequate charging infrastructure, service and support.  ZAP believes that these limitations can be more easily managed in fleet operations where vehicles may travel along predictable routes and have a central point of operation.  Accordingly, ZAP markets its vehicles to fleet customers.  In 2010, ZAP delivered trucks to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, City of Monterey.  In addition, in February 2010, ZAP was selected along with four other firms in a competitive bid process held nationwide by the United States Postal Service, or the USPS, to engineer a replacement electric vehicle drive train for its current gasoline powered mail delivery vehicle. The USPS operates a large automotive fleet, with over one hundred and forty thousand vehicles.  ZAP converted a gas powered mail truck to an electric drive train , as specified by the USPS, and this vehicle, along with vehicles from the other selected firms, is currently being tested by the USPS.

Electric Charge Stations. ZAP Jonway intends to develop electric charge station technology in collaboration with the Holley Group and Better World International Limited.

Conventional Fuel Vehicles.  ZAP Jonway intends to expand the distribution of the Jonway A380 SUVs in China and internationally.

Our Vehicles and Products

ZAP Automotive Products

ZAP’s current automotive product line includes the all electric ZAPTRUCK XL, ZAPVAN Shuttle and the Xebra Sedan.

ZAPTRUCK XL.  The ZAPTRUCK XL is a plug-in-electric vehicle principally designed for fleet operations. The XL can hold up to two passengers and has a convertible bed/platform for moving up to 625 lbs. of cargo in accordance with U.S. Safety Guidelines for on-road vehicles. The XL is designed for corporate and university campuses, airports, warehouses,  factories, military bases, municipal operations and ranches or farms. As it is classified as a Neighborhood Electric Vehicle, or NEV, the XL is limited by its controller to travel at speeds up to 25 mph (the maximum speed for an NEV) and provides a range of up to 40 miles per charge under ideal driving conditions.

ZAPVAN Shuttle.  The ZAPVAN Shuttle is a multi-purpose, plug-in-electric vehicle for municipalities, colleges and universities, airports, hospitals or corporate campuses. The Shuttle is designed to transport large cargo and passenger loads. The Shuttle can hold up to four passengers in its standard configuration and can support a payload of over 700 lbs. of cargo in accordance with U.S. Safety Guidelines for on-road vehicles. Classified as an NEV, the Shuttle is limited by its controller to travel at speeds up to 25 mph and provides a range of up to 40 miles per charge under ideal driving conditions.

Xebra Sedan.  The Xebra Sedan can hold up to four passengers.  The Xebra Sedan provides a range of up to 25 miles per charge under ideal driving conditions.

Jonway Automotive Products

Jonway’s current automotive product line includes the gas fueled A380 Five-Door SUV and the A380 Three-Door SUV.

Jonway A380 Five-Door.  The Jonway A380 Five-Door is a gasoline powered 4-speed sport utility vehicle available in 1.6, 1.8 and 2.0 liter engines and available in automatic and manual transmission.

Jonway A380 Three-Door.  The Jonway A380 Three-Door is a gasoline powered sport utility vehicle available in 1.6, 1.8 and 2.0 liter engines and available in automatic and manual transmission.

Our Vehicle Pipeline

ZAP Jonway Electric A380 SUV. ZAP and Jonway are jointly developing the A380EV, an electric version of the Jonway A380 SUV. This five-door vehicle will use a lithium-ion battery pack and an AC electric motor designed to meet international standards for electrical charging.  ZAP Jonway anticipates launching the A380EV in the second half 2011.

ZAP Alias. ZAP Jonway is currently developing the Alias with an estimated range of up to 100 miles per charge under ideal driving conditions. ZAP unveiled the prototype for the Alias at the National Automotive Dealers Association Conference in New Orleans in January 2009. ZAP Jonway anticipates launching the Alias in the second half of 2011.

Jonway A380 SUV. ZAP and Jonway are jointly developing improved three-door and five-door A380 SUVs to meet customer demands for increased economy and comfort. Jonway expects to launch the improved A380 in the second half of 2011.

Jonway Van.  Jonway is also developing a conventional fuel small van. This new product is currently in the trial stage and is expected to launch in the second half of 2011.

Other ZAP Products

ZAPINO.  The ZAPINO is a plug-in-electric scooter. The ZAPINO is able to reach speeds of up to 30 mph. The drive system on the ZAPINO eliminates the need for belts or chains, which results in lower overall maintenance.

ZAPPY3 Personal Transporters.  The ZAPPY3 Pro is designed to meet the requirements of material handling, warehousing, fabrication and construction industries. For the mobility market, ZAP makes the ZAPPY3 EZ and ZAPPY3 Standard.

Jonway and other Strategic Relationships

Jonway.

We acquired 51% of the equity shares of Jonway in January 2011.

Jonway is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China, or PRC, in April 2004 by Jonway Group Co., Ltd., or Jonway Group, and three individuals.

Under the laws of the People’s Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog for Whole Automobile Manufacturing Enterprises and Products, or the National Catalog, is allowed to manufacture whole automobiles and is limited to the models designated therein for each manufacturer.  The National Catalog functions as a manufacturing permit or license to allow the enterprises to manufacture specified automobile models under specified brands, as listed in therein.

Neither Jonway nor Jonway Group is in the National Catalog or qualified to produce whole automobiles.  Zhejiang UFO Automobile Manufacturing Co., Ltd., or Zhejiang UFO, is listed in the National Catalog as a qualified manufacturer of certain UFO-brand cars.  Jonway currently has authorization from Zhejiang UFO to use Zhejiang UFO’s manufacturing permits and licenses to assemble and sell the automobiles manufactured by Jonway at the Sanmen branch of Zhejiang UFO, or the Sanmen Branch, pursuant to the Contractual Operation Agreement entered into among Zhejiang UFO, Jonway and Jonway Group on January 1, 2006, or the Operations Agreement.  Pursuant to the Operations Agreement:

•
Zhejiang UFO granted Jonway the full power to operate and manage the Sanmen Branch and manufacture the SUV products for which Zhejiang UFO has manufacturing permits or licenses, except for certain professional matters;

•
the parties agreed that the Sanmen Branch shall not manufacture or sell other automobiles or products without Zhejiang UFO’s authorization or conduct any business with a third party other than Jonway; and

•
Jonway agreed to pay certain contracting fees to Zhejiang UFO.  The Operations Agreement is valid for 10 years and expires on December 15, 2015, subject to renewal, which Jonway intends to obtain prior to its expiration.

We understand that laws of the People’s Republic of China do not expressly prohibit the aforementioned arrangements.  However, it is possible that the government of the People’s Republic of China may decide that manufacturing Jonway automobiles under Zhejiang UFO’s license or the manufacturing of vehicles with a brand name other than the UFO brand listed in the National Catalog is not in full compliance with laws of the People’s Republic of China.  In this case, Jonway could face sanctions from the government, including fines, an order to cease operations, and revocation of Jonway’s general business license.  To be a qualified automobile manufacturer, Jonway may apply to the government of the People’s Republic of China to be separately listed on the National Catalog.  However, due to the current industry policies of the government of the People’s Republic of China, new manufacturing permits and licenses are rarely, if ever, granted and even then, applying for new models is likely to be a time-consuming process.  Also, if the government revokes Zhejiang UFO's license or if Zhejiang UFO refuses to apply for Jonway models under the National Catalog, Jonway may have to cease manufacturing automobiles.

Jonway has a general business license issued by the company registration authority of the People’s Republic of China, indicating that it is duly incorporated, validly existing and has an operation term of 10 years, or until 2014, which term may be extended, subject to government approval.

Under the laws of the People’s Republic of China, a foreign investor is not allowed to acquire more than a 50% equity interest in a company which is qualified to manufacture whole automobiles. As Jonway is not in the National Catalog and is not qualified to produce whole automobiles, ZAP’s acquisition of 51% of the equity shares of Jonway has been approved by the relevant governmental authorities.

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $30,580,000 of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently, Jonway Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway Grroup and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates.  On January 21, 2011, ZAP  completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of February 28, 2011, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  Pursuant to the Jonway Acquisition Agreement, ZAP had the right to acquire the remaining 49% of Jonway at the same valuation, which expired on March 31, 2011. The parties are in discussions regarding the purchase of the remaining 49% of Jonway’s equity shares. ZAP issued 4 million shares of ZAP common stock to Jonway Group’s designee, Alex Wang, which was attributed towards $1 million of the purchase price under the amendment to the Jonway Acquisition Agreement.  In June 2010, ZAP issued 44 million shares of stock to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.  In January 2011, ZAP issued $19 million of convertible debt to an affiliate of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement.  ZAP believes there is some uncertainty regarding whether this convertible debt will be converted to equity or require cash payment in February 2012.  Currently, the parties are discussing the form of payment of the remaining $550,000 owed to Jonway Group and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. Dollar to Chinese Yuan between ZAP’s payment dates.

Jonway is located at the East China sea coast-port industry zone of Jiangtiao, Sanmen county, Zhejiang Province.  Jonway has more than 900,000 square feet of manufacturing space, with the ability to produce up to 30,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers.  Jonway began international distribution activities in Italy, Nepal, Algeria, America, Yemen and Russia. Jonway sold 36 vehicles and 155 vehicles internationally in 2009 and in 2010, respectively.  Jonway vehicles may be serviced at one of 236 service centers in China.

Since September 2007, Jonway has been designing and producing the three-door A380 SUV.  Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively.  Jonway sold 154 A380 three-door SUVs in 2009 and 173 three-door A380 SUVs in 2010, and Jonway sold 4,259 A380 five-door SUVs in 2009 and 7,247 A380 five-door SUVs in 2010.

In October 2010, ZAP entered into an International Distribution Agreement with Goldenstone Worldwide Limited, which has international distribution rights for all of Jonway Group’s products in the United States and internationally, in exchange for 30 million shares of ZAP’s common stock.  ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the world wide distribution rights for Jonway products.  Therefore it was necessary for ZAP to acquire distribution rights for Jonway products.

Jonway’s strategy is to serve the growing SUV market in China and to expand internationally.  In addition to  conventional fuel vehicles, ZAP Jonway intends to develop and market all-electric Jonway vehicles.  In 2009 and 2010, working jointly with ZAP, Jonway successfully researched, developed and produced electric A380 SUV prototypes.  In May 2010, Jonway’s A380 electric SUV was shown at the 2010 World Expo in Shanghai, China.  In November 2010, Jonway and ZAP attended the 25th International Electric Vehicle Symposium and Exposition, or EVS25, held in Shenzhen, China and exhibited six prototypes, including the electric SUV, electric ATV and scooter as well as their component parts.  ZAP Jonway plans to further develop electric SUVs and increase, streamline and economize volume production of electric SUVs, while developing electric SUV sales and marketing channels. ZAP Jonway plans to use Jonway’s 236  after-sales service centers to service electric vehicles sold in China.

Remy. In November 2010, ZAP and Remy Electric Motors, LLC entered into a long term motor supply and development agreement for the use of the Remy High Voltage Hairpin 250 electric motor, or HVH motor, in ZAP Jonway cars and SUVs. Additionally, ZAP is developing a drive train with the HVH motor for use in automotive platforms of ZAP Jonway and other vehicles.

ZAP Hangzhou. As part of ZAP’s plan to deliver quality, cost effective electric vehicles to the fleet vehicle market, in December 2009, ZAP and the Holley Group, the world’s largest volume producer of electric power meters according to the Wenhui-Xinmin United Press Group, established ZAP Hangzhou, a joint venture company in China with financial support from Better World International Limited to target the electric vehicle market in China.  ZAP Hangzhou combines ZAP’s intellectual property, electric vehicle technology and know-how with the Holley Group’s experience in electric metering to provide ZAP Jonway with technological and design advice on its vehicles, parts and suppliers,  and the volume production of ZAP Jonway vehicles in China. ZAP Jonway and ZAP Hangzhou also plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. ZAP Hangzhou is located at a facility in Hangzhou provided by the Holley Group.  The facility has conducted engineering and integration of electric drive trains in the Jonway A380 5-door SUV.  These vehicles were provided to the 2010 World Expo in Shanghai for demonstration as transportation for show officials.

Samyang.  In January 2010, ZAP entered into a distribution agreement with Samyang Optics Co. Ltd., or Samyang, granting Samyang exclusive rights to manufacture, assemble and market ZAP’s vehicles in Korea.  Samyang’s primary business is the manufacturing and distribution of optical lenses.  The Korean government  has offered incentives for the manufacture and purchase of plug-in vehicle technologies, and Samyang has invested in this new market opportunity.  On March 30, 2010, Samyang showcased the A380 electric SUV at the Korea Electric Vehicle Challenge, a 200 km freeway course through the outskirts Seoul.  Currently, ZAP Jonway’s vehicles are not compliant with Korean automotive regulations.  ZAP Jonway is planning to make its vehicles compliant with Korean automotive regulations and continue to develop its relationship with Samyang.

Technology

ZAP has developed expertise in electric drive train integration.  ZAP has done extensive research of lithium battery implementation, including extensive testing of computerized battery management systems.  This technology was exhibited during a 100 mile range test of the ZAP Alias electric car during the Progressive Insurance Automotive X PRIZE in July 2010, at which the Alias was one of nine finalists out of 136 vehicles entered and posted an equivalent fuel efficiency of 124 miles per gallon.

In April 2010, ZAP licensed the Smart Charger Controller technology from Battelle, an international science and technology organization, which allows electric vehicles to be automatically charged at times of lower demand on the power grid, typically resulting in lower costs to the consumer.

In May 2010, ZAP began shipping lithium battery systems for various models of ZAP’s vehicles. The new battery systems offer at least four times the life of standard lead-acid batteries and twice the driving range. The lightweight lithium battery system is used in the ZAP Alias, resulting in a 100 mile range on a single charge under ideal driving conditions.  We also intend to use this battery system in the Jonway A380EV. Available as an upgrade for some ZAP vehicles, the new lithium battery systems are designed to improve performance and offer a significantly longer lifespan. ZAP estimates lead-acid batteries have 300-500 cycles of discharging and recharging, compared to 2,000 cycles for lithium. The new lithium battery systems are designed to improve acceleration and handling of their vehicles with the lighter-weight, higher-voltage batteries. ZAP designed the lithium battery system to recharge overnight from any 110-volt or 220-volt electrical outlet.

During 2009 and 2010, ZAP expended approximately $551,000 and $996,000, respectively, in research and development activities. No significant portion of such expenses was borne directly by our customers.

Jonway has built a technical research center and a research and development team composed of 53 researchers.  Jonway’s research and development expenses were $447,000 and $888,000 in 2009 and 2010, respectively.

Sales and Marketing

ZAP currently markets and sells ZAP vehicles to consumers by telephone over the internet, and in person at ZAP’s Santa Rosa location and through approximately 24 dealers in the U.S. ZAP also does direct outreach through the U.S. Government Services Administration and participates in bid applications with government and corporate fleets.  ZAP Jonway intends to leverage Jonway’s existing distribution channels in China and internationally, which include over 300 dealerships, 89 of which are direct factory locations and the rest are affiliate retail locations.  Jonway’s SUVs have been sold to the European Union, Africa and the Middle East.

ZAP markets its vehicles through participation in events that allow it to demonstrate its vehicles.  In 2010, ZAP participated in the Progressive Insurance Automotive X PRIZE, an international competition for 100 MPG and equivalent vehicles, showcasing its engineering capabilities, placing among nine finalists out 136 vehicles and posting an equivalent fuel efficiency of 124 miles per gallon. ZAP demonstrated its electric taxi concept at the U.S. Pavilion for the

World Expo in Shanghai in 2010.  The Alias and A380 electric participated in the 2010 Korea Electric Vehicle Challenge and the Alias was also shown at the 2010 North American International Auto Show in Detroit, the 2010 Beijing Motor Show and the EVS25 in Shenzhen, China.

ZAP Jonway’s principal marketing goals are to:

•	penetrate the China fleet/taxi market;

•	generate demand for our vehicles and drive leads to our sales teams;

•	leverage the existing marketing and distribution channels of our affiliates and partners;

•	build long-term brand awareness and manage corporate reputation;

•	manage our existing customer base to create loyalty and customer referrals; and

•	enable customer input into the product development process.

Jonway’s principal marketing goals are to serve the growing SUV market in China, to expand the international market in SUVs, and to explore the technical development and market development mode of new energy vehicles supported by ZAP.    By advertising on annual auto shows, through Jonway’s website, through media advertisements and other matters, Jonway has focused on building a good public image for its SUV products.  In addition, Jonway has driven sales by offering sales rebate incentives to dealers for effective Jonway advertising and promotion activities.

Jonway’s advertising and marketing expenses were $1.9 million and $2.8 million for the years ended December 31, 2009 and 2010, respectively.  ZAP’s advertising and marketing expenses were approximately $113,000 and $185,000 for the years ended December 31, 2009 and 2010, respectively.

After-Sales Services

ZAP currently offers a limited one-year warranty on its fleet and utility vehicles and six- and three-month warranties on its consumer electric scooters and bicycles, respectively.  ZAP offers factory-training  for dealer and distributor service technicians. Currently, ZAP works with dealers to provide replacement parts and in certain situations may repair the vehicle at its headquarters in Santa Rosa or send a specialist to repair a vehicle.  ZAP is pursuing partnerships with nationwide companies to provide after-sales services at their locations.

Jonway  currently offers a 2-year or 60,000 kilometer warranty for the SUVs, it has built and continues to improve on its after-sales service network.  Jonway’s after-sales service centers have increased from 196 as of December 31, 2009 to 236 as of December 31, 2010.  Jonway had 11 vehicle spare parts centers for logistics and distribution as of December 31, 2010.  Jonway has set up an after-sales services department to follow up and timely deal with quality claims from after-sales service stations or end-customers.  Jonway has also set up a quality department to focus on making claims to vehicle components suppliers for defective products, as well as taking responsibility of Jonway’s overall quality control.

Manufacturing

ZAP currently contracts with third party manufacturing companies, such as Wuling Motors and Wusheng Electric Vehicle in China, to manufacture its vehicles, which are partially assembled and then shipped to ZAP’s Santa Rosa facilities for final assembly and the installation of sophisticated equipment and optional upgrades.  Our vehicles then go through a quality control process prior to delivery to dealers and customers.

ZAP Jonway intends to manufacture the A380 electric SUV and the Alias electric cart at Jonway’s over 900,000 square foot manufacturing facility in Sanmen, China.  This facility has the capacity to produce up to 30,000 vehicles per year.  Jonway also produces the three-door and five-door A380 SUVs and spare parts at this facility. Jonway’s facility is certified under the ISO 9000 quality standards promulgated by the International Organization for Standardization.

Jonway’s  manufacturing operations include pressing, welding, painting and assembling lines.  Jonway has also obtained the following certifications: the Gulf Cooperation Certification, the Saudi Arabian Standards Organization, and the Standards Organisation of Nigeria Conformity Assessment Programme, certifying Jonway to homologate and distribute in the Gulf, Saudi Arabia and Nigeria, and Jonway’s vehicles have received China Compulsory Certification required for industrial production in China.

Sources and Availability of Parts and Supplies

Materials, parts, supplies and services used in ZAP Jonway’s business are generally available from a variety of sources. However, interruptions in production or delivery of these goods could have an adverse impact on our general operations, or our manufacturer’s operations and production of ZAP Jonway’s products. ZAP Jonway strives to have at least two sources for parts and supplies. ZAP Jonway continues to forge partnerships with top tier suppliers in the automotive and electric vehicle component business.  Mitsubishi currently supplies a complete drive train for the Jonway A380 SUV.  Borg Warner has supplied the transmission for the Alias exhibited in the Progressive Insurance Automotive X PRIZE.  ZAP signed a joint development supplier agreement with Remy to supply an advanced AC motor/controller for the A380 and Alias. ZAP Jonway plans to leverage strategic partnerships to help enhance its battery and charger development.

Backlog

As of March 31, 2011 ZAP had over $539,000 in backlog orders from state and local municipalities, consumers and businesses.

As of March 31, 2011, Jonway had over $3 million in backlog orders from auto-dealer purchase contracts for Jonway SUVs.  Jonway anticipates shipping these units from on-hand inventory.

Customers

Since 1994, ZAP has sold more than 117,000 electric vehicles in 75 countries. Most of our sales are to military, government and corporate fleets. ZAP has contracts to provide vehicles to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, the City of Monterey and others.  Leveraging Jonway’s access to the China market, ZAP Jonway intends to focus on business development to create new markets within the Chinese fleet market.  Jonway  sells its vehicles through a network of more than 300 dealerships in China and has started a distribution network in Italy, Nepal and Algeria as of December 31, 2010.

Government Programs

ZAP’s trucks and vans are listed on the General Services Administration, or GSA, Schedule 78, expanding opportunities in the government fleet market. ZAP’s electric trucks and vans are currently available through GSA. Approval by GSA makes ZAP vehicles more readily accessible to U.S. government agencies and their respective purchasing agents around the world. As the federal government’s purchasing agent, GSA connects federal purchasers with the most cost-effective and high-quality commercial products and services, according to its website.  ZAP is currently applying for GSA listing change for these vehicles to Schedule 23v, which would expand the number of purchasing agencies that can purchase ZAP vehicles.

The Internal Revenue Service has determined that the ZAPTRUCK XL and ZAPVAN Shuttle qualify under the American Recovery and Reinvestment Act for a ten percent tax credit up to a maximum of $2,500, if purchased after February 17, 2009 and before January 1, 2012 under Internal Revenue Code Section 30.

Jonway has obtained China surtax exemptions, including foundation for water works and land-use tax of cities and towns in 2009 and 2010.  Except for the surtax exemptions, Jonway has no other tax incentives from the government.

Regulation

Vehicle Safety and Testing

Our vehicles are subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration, or NHTSA, including all applicable United States federal motor vehicle safety standards, or FMVSS. As a manufacturer, we must self-certify that a vehicle meets or otherwise obtain an exemption from all applicable FMVSSs, as well as the NHTSA bumper standard, before the vehicle can be imported into or sold in the United States. There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

•
Crash-worthiness requirements—including applicable and appropriate level of vehicle structure and occupant protection in frontal, side and interior impacts including through use of equipment such as seat belts and airbags which must satisfy applicable requirements;

•
Crash avoidance requirements—including appropriate steering, braking, electronic stability control and equipment requirements, such as, headlamps, tail lamps, and other required lamps, all of which must conform to various photometric and performance requirements;

•	Electric vehicle requirements—limitations on electrolyte spillage, battery retention, and avoidance of electric shock following specified crash tests;

•	Windshield defrosting and defogging—defined zones of the windshield must be cleared within a specified timeframe; and

•	Rearview mirror requirements—rearward areas that must be visible to the driver via the mirrors.

Several FMVSS regulations that NHTSA has promulgated or amended recently contain phase-in provisions requiring increasing percentages of a manufacturer’s vehicles to comply over a period of several model years. Those FMVSSs generally allow low volume manufacturers (those who manufacture fewer than 5,000 vehicles annually for sale in the United States) and limited line manufacturers (those who sell three or fewer vehicle lines in the United States) to defer compliance until the end of the phase-in period. Under U.S. law, we are required to certify compliance with, or obtain exemption from, all applicable federal motor vehicle safety standards.

We are also required to comply with other NHTSA requirements of federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements.

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval, or WVTA, are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. The Small Series WVTA, permits the manufacture and sale in the European Union of no more than 1,000 vehicles per year. ZAP Jonway plans to keep European sales of ZAP Jonway vehicles at less than 1,000 vehicles per year, and has no plans to commence testing ZAP Jonway vehicles for the WVTA to assure compliance with the European Union requirements to permit unlimited sales. Similarly, Japan has additional testing regulations applicable to high volume manufacturers, in addition to import rules. We also plan to keep Japanese sales of ZAP Jonway vehicles at a low volume, and have no plans to comply with the Japanese requirements to permit high volume sales in these jurisdictions.

The EPA requires us to calculate and display the range of our electric vehicles on a label we affix to the vehicle’s window. The EPA specifies that we follow testing requirements set forth by the Society of Automotive Engineers, or SAE, which further requires that we test using the United States EPA’s combined city and highway testing cycles. The EPA announced in November 2009 that it would develop and establish new energy efficiency testing methodologies for electric vehicles. Based on initial indications from the EPA, we believe it is likely that the EPA will modify its testing cycles in a manner that, when applied to our vehicles, could reduce the advertised range of our vehicles. To the extent that the EPA adopts these procedures in place of the current procedures from the SAE, this could impair our ability to advertise ZAP vehicles at their current advertised range. Moreover, such changes could impair our ability to deliver the Alias and the electric Jonway A380 SUV with the initially advertised range. Although the real life customer experience of the range of our electric vehicles will not change due to the changes in the EPA standards, the reduction in the advertised range could negatively impact our sales and harm our business.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted. As a manufacturer of only electric vehicles, compliance with the EPA labeling requirements on fuel economy is currently optional for ZAP.

EPA Emissions & Certificate of Conformity

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board, or CARB, with respect to emissions for our vehicles, particularly greenhouse gasses. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. The EPA and CARB are both moving forward with more stringent regulations regarding greenhouse gases for future model years and ZAP may face increased cost in complying with these regulations for conventional fuel vehicles.

Manufacturers who sell vehicles without a Certificate of Conformity may be subject to penalties of up to $37,500 per violation and be required to recall and remedy any vehicles sold with emissions in excess of Clean Air Act standards.

Battery Safety and Testing

Our battery pack conforms with mandatory regulations that govern transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped such as by ocean vessel, rail, truck, or by air.

We have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

•	Altitude simulation—simulating air transport;

•	Thermal cycling—assessing cell and battery seal integrity;

•	Vibration—simulating vibration during transport;

•	Shock—simulating possible impacts during transport;

•	External short circuit—simulating an external short circuit; and

●	Overcharge—evaluating the ability of a rechargeable battery to withstand overcharging.

The cells in our battery packs are composed mainly of lithium metal oxides. The cells do not contain any lead, mercury, cadmium, or other hazardous materials, heavy metals, or any toxic materials. In addition, our battery packs include packaging for the lithium-ion cells. This packaging includes trace amounts of various hazardous chemicals whose use, storage and disposal is regulated under federal law. The NHTSA is likely to issue regulations regarding lithium ion batteries and electronic control systems in the future and ZAP will face the cost of complying with such regulations.

Automobile Manufacturer and Dealer Regulation

State law regulates the manufacture, distribution and sale of automobiles, and generally requires motor vehicle manufacturers and dealers to be licensed. We are registered as both a motor vehicle manufacturer and dealer in California and is obtaining or has obtained certification in other states.

To the extent possible, we plan to secure dealer licenses (or the equivalent of a dealer license) and engage in activities as a motor vehicle dealer in other states as appropriate and necessary. Some states, such as Texas, do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer. To sell vehicles to residents of states where we are not licensed as a dealer, to the extent permitted by local law, both the actual sale and all activities related to the sale would generally have to occur out of state. In this scenario, it is possible that activities related to marketing, advertising, taking orders, taking reservations and reservation payments, and delivering vehicles could be viewed by a state as conducting unlicensed activities in the state or otherwise violating the state’s motor vehicle industry laws. Regulators in these states may require us to hold and meet the requirements of appropriate dealer or other licenses and, in states in which manufacturers are prohibited from acting as dealers, may otherwise prohibit or impact our planned activities.

In jurisdictions other than California, a customer may try to purchase our vehicles over the internet. However, some states, such as Kansas, have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. Such laws may be interpreted to require us to open a store in such state before we sell vehicles to residents of such states. If we sell vehicles to such a state without having opened a store there, the state could take action against us, including levying fines or requiring that we refrain from certain activities at that location. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state, thereby limiting our ability to sell vehicles in states other than California.

The foregoing examples of state laws governing the sale of motor vehicles are just some of the regulations we will face as we sell our vehicles. In many states, the application of state motor vehicle laws to our specific sales model is largely without precedent, particularly with respect to sales over the internet, and would be determined by a fact specific analysis of numerous factors, including whether we have a physical presence or employees in the applicable state, whether we advertise or conduct other activities in the applicable state, how the sale transaction is structured, the volume of sales into the state, and whether the state in question prohibits manufacturers from acting as dealers. As a result of the fact specific and untested nature of these issues, and the fact that applying these laws intended for the traditional automobile distribution model to our sales model allows for some interpretation and discretion by the regulators, state legal prohibitions may prevent us from selling to consumers in such state.

California laws, and potentially the laws of other states, restrict the ability of licensed dealers to advertise or take deposits for vehicles before they are available. We have not received any communications on our Alias reservations from the New Motor Vehicle Board or the Department of Motor Vehicles, or DMV, which has the power to enforce these laws. There can be no assurance that the DMV will not take the position that our vehicle reservation or advertising practices violate the law. We expect that if the DMV determines that we may have violated the law, it would initially discuss its concerns with us and request voluntary compliance. If we are ultimately found to be in violation of California law, we might be precluded from taking reservation payments, and the DMV could take other actions against us, including levying fines and requiring us to refund reservation payments. Resolution of any inquiry may also involve restructuring certain aspects of the reservation program. The DMV also has the power to suspend licenses to manufacture and sell vehicles in California, following a hearing on the merits, which it has typically exercised only in cases of significant or repeat violations and/or a refusal to comply with DMV directions.

Certain states may have specific laws which apply to dealers, or manufacturers selling directly to consumers, or both. For example, the state of Washington requires that reservation payments or other payment received from residents in the state of Washington must be placed in a segregated account until delivery of the vehicle, which account must be unencumbered by any liens from creditors of the dealer and may not be used by the dealer. We do not have a segregated account for reservations of Washington residents, but the reservations are freely refundable and ZAP has  not used the capital provided by such reservations.  Our failure to comply with this requirement could require us to return or refund the reservation, or result in other fines or penalties. There can be no assurance that other state or foreign jurisdictions will not require similar segregation of reservation payment received from customers. Our inability to access these funds for working capital purposes could harm our liquidity.

Furthermore, while we have performed an analysis of the principal laws in the European Union relating to our distribution model and believe we comply with such laws, we have not performed a complete analysis in all foreign jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our vehicle reservation practices or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time.

In addition to licensing laws, specific laws and regulations in each of the states and their interpretation by regulators may limit or determine how we sell, market, advertise, and otherwise solicit sales, take orders, take reservations and reservation payments, deliver, and service vehicles for consumers and engage in other activities in that state. We have not performed a complete analysis in all jurisdictions in which we may sell vehicles. Accordingly, there may be laws in jurisdictions where we sell vehicles that may restrict our vehicle reservation practices or other business practices.

Warranties

Under the Magnuson-Moss Warranty Act, our written warranties must disclose, fully and conspicuously, in simple and readily understood language, the terms and conditions of the warranty to the extent required by rules of the Federal Trade Commission. Our warranties must comply with certain federal and state mandated requirements. We currently offer three and six-month warranties on our products.

Non-Highway Vehicle Regulations

The federal government and individual states have promulgated or are considering promulgating laws and regulations relating to the use and safety of certain of our products. The federal government is currently the primary regulator of product safety.  The NHTSA has federal oversight over product safety issues related to NEVs and low speed vehicles.  We have regulated the speed of our NEVs to comply with NHTSA requirements.

China Regulations for Jonway Vehicles

Filing or Approval Requirement for Automobile Manufacturing Projects

On May 21, 2004, the People’s Republic of China’s National Development and Reform Commission, or NDRC, promulgated the Policy on Developing the Automotive Industry, or the Developing Policy, which requires certain investment projects for automobile manufacturing to obtain  an approval from the NDRC at the proper level and meet certain requirements regarding parts manufactured, technology development capacity, total investment and production scale.  For example, to establish a new auto manufacturing company, the total investment shall be no less than RMB 2 billion, among which the self-owned capital shall be no less than RMB 800 million.  The project must establish a research and development center and the investment in the research and development centre shall be no less than RMB 500 million.  Investment projects of newly established passenger car or heavy-cargo vehicle manufacturer shall also manufacture engines that match the complete vehicles.

Under the laws of the People’s Republic of China, a foreign investor may not acquire more than a 50% equity interest in a company qualified to manufacture whole automobiles.  A foreign investor-backed automobile manufacturer must also be structured such that the Chinese party owns not less than 50% of the equity shares of such a joint venture. The State Council, through the national NDRC and the Ministry of Commerce or its competent local delegate, must approve newly established projects for manufacturing automobiles with foreign investment.

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog.

According to the Developing Policy, an investment project for manufacturing automobile components and parts must be filed with the provincial NDRC and a company with foreign investment must be approved by the Ministry of Commerce, or its competent local delegate.

China Compulsory Certification

The Provisions on the Administration of Compulsory Product Certification promulgated by the People’s Republic of China’s State Administration on Quality Supervision, Inspection and Quarantine require the compulsory product certification, or CCC, for certain products, such as automobiles, which must be so marked before they leave the factory, are sold, are imported or are used in other business activities shall administer the compulsory product certification throughout the country. The SUVs manufactured by Jonway at the Sanmen Branch have this certification.

Competition

ZAP Jonway currently faces strong competition from established automobile manufacturers, including manufacturers of all-electric vehicles such as the Nissan LEAF. BYD Auto has announced plans to bring an electric vehicle into the United States market in 2011, and Ford has announced that it plans to introduce an electric vehicle in 2011. The electric  Tesla Roadster and other models are already on the market or will be introduced soon. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles, such as the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that Daimler, Lexus, Audi, Renault, Mitsubishi, Volkswagen and Subaru are also developing electric vehicles. Several other companies have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries where ZAP Jonway operates or hopes to operate and we also expect a number of those manufacturers to enter the United States market as well.

ZAP Jonway faces competition on its conventional fuel vehicles in China from established automobile manufacturers Honda and Ford, and from China-based manufacturers Chery, Zongtai and Great Wall Auto.

Our competitors generally have more significant financial resources, established market positions, longstanding relationships with customers and dealers, and more significant name recognition, technical, marketing, sales, manufacturing, distribution and other resources than ZAP Jonway does. The resources available to ZAP Jonway’s competitors to develop new products and introduce them into the marketplace exceed the resources currently available to ZAP Jonway. ZAP Jonway also faces competition from smaller companies with respect to ZAP’s consumer products, such as ZAP’s electric bicycle and scooter. ZAP Jonway expects to face competition from the makers of consumer batteries and small electronics with respect to the ZAP portable energy line. This intense competitive environment may require ZAP Jonway to make changes in our products, pricing, licensing, services, distribution or marketing to develop, maintain and improve ZAP Jonway’s current technology and market position.

Seasonal Variations

ZAP Jonway’s business is subject to seasonal influences for consumer products. Sales volumes in this industry typically slow down during the winter months from November to March in the United States and China.

Inflation

ZAP and Jonway’s raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of March 31, 2011, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of March 31, 2011,  Jonway had 19 issued patents (including ten utility model patents and nine exterior design patents) and nine pending patent applications with the China Patent and Trademark Bureau. Jonway’s issued patents start expiring in 2019.

ZAP Jonway does not know whether any of ZAP or Jonway’s pending patent applications will result in the issuance of patents or whether the examination process will require ZAP or Jonway to narrow their claims. Even if granted, there can be no assurance that these pending patent applications will provide ZAP Jonway with protection.

Subsidiaries

ZAP has the following wholly-owned subsidiaries: RAP Group, Inc., a California company, Voltage Vehicles, a Nevada company, ZAP Rental Outlet, a Nevada company, ZAP Stores, Inc., a California company, ZAP Manufacturing, Inc., a Nevada company, ZAP World Outlet, Inc., a California company and Portable Energy LLC, a California limited liability company. Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location; ZAP Manufacturing is engaged primarily in the distribution of ZAP products; and Portable Energy is engaged in the sale of portable energy products. ZAP World Outlet, ZAP Rental Outlet and RAP Group are not currently operating subsidiaries.

We hold 51% of the equity shares of Jonway.  Jonway has no subsidiaries.

Employees

As of March 31, 2011, ZAP had a total of 37 employees, of which 35 are full-time employees. At present, there are no employment agreements with the officers of ZAP, except Benjamin Zhu, who was hired as ZAP’s Chief Financial Officer in March 2011, and whose employment agreement is attached as an exhibit hereto.

As of March 31, 2011, Jonway had a total of over 520 employees, all of whom are full-time employees.

Item 1A.  Risk Factors

ZAP Jonway has determined that there is a material weakness in its disclosure controls and procedures. If  ZAP Jonway continues to fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

ZAP Jonway’s failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price. During our management’s review of our financial statements and results for the year ended December 31, 2010, our management assessed the effectiveness of our internal control over financial reporting and identified a material weakness in our identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ZAP’s annual or interim financial statements will not be prevented or detected on a timely basis.

While the audit of our financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing audit procedures, our independent registered public accounting firm has not considered internal controls over financial reporting for the purpose of expressing an opinion with respect to the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, additional material weaknesses or other control deficiencies may have been identified.  In addition, material weaknesses and other control deficiencies may be identified when our management performs evaluations of internal controls in the future.  Ensuring that ZAP has adequate internal financial and accounting controls and procedures to allow us to produce accurate financial statements on a timely basis is a costly and time-consuming, and we are required to evaluate these controls frequently.  Further, we anticipate that our  acquisition of 51% of the equity shares of Jonway will result in increased costs and demands on our management  to ensure that both Jonway and ZAP maintain effective disclosure controls and procedures to allow us to produce accurate and timely financial statements.

ZAP has a history of losses and ZAP Jonway’s future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on ZAP Jonway’s business and the value of ZAP’s common stock.

ZAP incurred net losses of $19.0 million, and $11.3 million for the years ended December 31, 2010 and 2009, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $0.4 million and $5.2 million for the years ended December 31, 2010 and 2009, respectively, and has had net losses annually since inception.

ZAP Jonway believes that it may continue to incur operating and net losses for our electric vehicles until at least the time ZAP Jonway begins significant deliveries of the Alias and the electric Jonway A380 SUVs, which are not expected to occur until late 2011, and may occur later or not at all. Even if we are able to successfully develop the Alias and the electric Jonway A380, there can be no assurance that it will be commercially successful.  Our profitability will be dependent upon the successful development and successful commercial introduction and acceptance of automobiles such as the Alias and the electric Jonway A380, which may not occur.

ZAP Jonway expects the rate at which we will incur losses to increase significantly in future periods from current levels as we:

•	expand our business and manufacturing activities in China;

•	begin business and manufacturing activities in Korea;

•	design, develop and manufacture our planned electric vehicles;

•	design, develop and manufacture components of our electric power train;

•	build inventories of parts and components for our electric vehicles;

•	develop and equip manufacturing facilities to produce our electric power train components;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities; and

•	increase our general and administrative functions to support our growing operations.

Because ZAP Jonway will incur the costs and expenses from these efforts before we receive substantial incremental revenues with respect thereto, ZAP Jonway’s losses in future periods will be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in increases in our revenues, which would further increase ZAP Jonway’s losses.

ZAP Jonway’s limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006.  ZAP’s net losses were $11.3 million for the year ended December 31, 2009 and $19.0 million for the year ended December 31, 2010. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel  SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and conventional fuel vehicles which are in trial and development and which we intend to being producing in the second half of 2011. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of the vehicles.

It is difficult to predict ZAP Jonway’s future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the four most recent fiscal quarters ended December 31, 2010, ZAP recorded quarterly revenue of as much as $1.2 million and as little as $848,000 million and quarterly operating losses of as much as $11.7 million and as little as $1.1 million.  ZAP Jonway has not recorded quarterly financials statements on a consolidated basis in the past, which makes it difficult to predict what ZAP Jonway’s consolidated future revenues will be in order to appropriately budget for our expenses.  In the event that actual results differ from ZAP Jonway’s estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

ZAP Jonway’s financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

ZAP Jonway’s operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our electric vehicles. Demand for new cars in the automobile industry in general, and for electric vehicles in particular, typically decline over the winter season in both the United States and China, while sales are generally higher as compared to the winter season during the spring and summer months. ZAP Jonway expects sales of our vehicles to fluctuate on a seasonal basis with increased sales during the spring and summer months in our second and third fiscal quarters relative to our fourth and first fiscal quarters. We note that, in general, automotive sales tend to decline over the winter season and we anticipate that our sales of the electric vehicles we introduce may have similar seasonality. However, ZAP Jonway’s limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for ZAP Jonway’s vehicles. ZAP Jonway’s operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

ZAP Jonway also expects our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our planned vehicles, build and equip new manufacturing facilities to produce them, incur costs for warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations.

As a result of these factors, ZAP Jonway believes that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, ZAP Jonway’s operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of ZAP’s common stock could fall substantially either suddenly or over time.

The future growth of our electric vehicle business is dependent upon consumers’ willingness to adopt electric vehicles.

ZAP Jonway’s growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•
perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•
perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

•	the limited range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

•	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil and gasoline;

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost of charging an electric vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual overall cost of electric vehicles; and

•	macroeconomic factors.

 In addition, recent reports have suggested the potential for extreme temperatures to affect the range or performance of electric vehicles. To the extent customers have concerns about such reductions or third party reports which suggest reductions in range greater than our estimates gain widespread acceptance, ZAP Jonway’s ability to market and sell our vehicles, particularly in colder climates, may be adversely impacted.

Additionally, ZAP Jonway may become subject to regulations that may require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, ZAP Jonway’s electric vehicles make less noise than internal combustion vehicles. We are aware of advocacy groups, such as the U.S. National Federation of the Blind, which are lobbying for regulations to require electric vehicle manufacturers to adopt minimum sound standards.

The influence of any of the factors described above may cause current or potential customers not to purchase ZAP Jonway’s electric vehicles, which would materially adversely affect ZAP Jonway’s business, operating results, financial condition and prospects.

If ZAP Jonway is unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

ZAP Jonway may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in ZAP Jonway’s competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. ZAP Jonway’s research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, ZAP Jonway’s vehicles may not compete effectively with alternative vehicles if ZAP Jonway is not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture engines, which makes us dependent upon other suppliers of engine technology for our vehicles.

Manufacturing internationally may cause problems and present risks for ZAP Jonway.

ZAP Jonway has been focusing on manufacturing internationally, particularly in China. There are many risks associated with international business.  These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of ZAP Jonway’s intellectual property to markets where a high probability of unlawful appropriation may occur.  A failure to successfully mitigate any of these potential risks could damage our business.

ZAP Jonway is required to comply with all applicable domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations, or EAR. Some items manufactured by us are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. In addition, ZAP Jonway is subject to the Foreign Corrupt Practices Act and international counterparts that generally bar bribes or unreasonable gifts for foreign governments and officials. Violation of any of these laws or regulations could result in significant sanctions, including large monetary penalties and suspension or debarment from participation in future government contracts, which could reduce ZAP Jonway’s future revenue and net income.

Because ZAP Jonway manufactures and sell a substantial portion of our products abroad, its operating costs are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar weakens against the foreign currencies in which we denominate certain of our trade accounts payable, fixed purchase obligations and other expenses, the U.S. dollar equivalent of such expenses would increase. We can provide no assurances that we will not experience losses arising from currency fluctuations in the future, which could be significant.

The range of ZAP’s  electric vehicles on a single charge declines over time, which may negatively influence potential customers’ decisions whether to purchase our vehicles.

The range of ZAP electric vehicles on a single charge declines principally as a function of usage, time and charging patterns. For example, a customer’s use of their ZAP vehicle as well as the frequency with which they charge the battery of their vehicle can result in additional deterioration of the battery’s ability to hold a charge. Battery deterioration and the related decrease in range may negatively influence potential customer decisions whether to purchase ZAP Jonway’s vehicles, which may harm our ability to market and sell our vehicles.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for ZAP Jonway’s vehicles.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways ZAP Jonway does not currently anticipate. For example, fuel which is abundant and relatively inexpensive in North America, such as compressed natural gas may emerge as consumers’ preferred alternative to petroleum based propulsion. Any failure by ZAP Jonway to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

ZAP is significantly dependent upon revenue generated from the sale of electric vehicles in the near term, and ZAP Jonway’s future success will be dependent upon our ability to design and achieve market acceptance of new vehicle models.

ZAP currently generates a substantial amount of its revenue from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric Alias, electric A380 SUV, the improved gas fueled Jonway A380, and the Jonway Small Van are expected to be in production in the second half of 2011.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

Any changes to the Federal Trade Commission’s electric vehicle range testing procedure or the United States Environmental Protection Agency’s energy consumption regulations for electric vehicles could result in a reduction to the advertised range of ZAP Jonway’s electric vehicles which could negatively impact our sales and harm our business.

The Federal Trade Commission, or FTC, requires us to calculate and display the range of ZAP Jonway’s electric vehicles sold in the United States on a label we affix to the vehicle’s window. The FTC specifies that we follow testing requirements set forth by the Society of Automotive Engineers, or SAE, which further requires that we test vehicles sold in the United States using the United States Environmental Protection Agency’s, or the EPA’s, combined city and highway testing cycles. The EPA recently announced that it would develop and establish new energy efficiency testing methodologies for electric vehicles.  However, there can be no assurance that the modified EPA testing cycles will not result in a greater reduction. Any reduction in the advertised range of ZAP Jonway vehicles could negatively impact our vehicle sales and harm our business.

If ZAP Jonway is unable to reduce and adequately control the costs associated with operating our business, including our costs of manufacturing, sales and materials, our business, financial condition, operating results and prospects will suffer.

If ZAP Jonway is unable to reduce and/or maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing and servicing our vehicles relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design, manufacture and sales of our vehicles. There can be no assurances that our costs of producing and delivering our vehicles will be less than the revenue we generate from sales at the time of the launch of such vehicle or that we will ever achieve a positive gross margin on sales of any specific vehicle.

ZAP Jonway incurs significant costs related to contracting for the manufacture of our vehicles, procuring the materials required to manufacture our electric cars, assembling vehicles and compensating our personnel. Although we expect manufacturing expenses to proportionally decrease with the localization of manufacturing in Jonway’s facilities, if ZAP Jonway is unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components, such as lithium-ion battery cells used in our vehicles could increase due to shortages as global demand for these products increases. Indeed, if the popularity of electric vehicles exceeds current expectations without significant expansion in battery cell production capacity and advancements in battery cell technology, shortages could occur which would result in increased materials costs to us.

The automotive market is highly competitive, and ZAP Jonway may not be successful in competing in this industry. ZAP Jonway currently faces competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and ZAP Jonway expects it will become even more so in the future. ZAP Jonway currently faces strong competition from established automobile manufacturers, including manufacturers of all-electric vehicles such as the Nissan LEAF.

BYD Auto has also announced plans to bring an electric vehicle into the United States market in 2011, and Ford has announced that it plans to introduce an electric vehicle in 2011 and the Tesla Roadster is on the market, although it targets a more luxury-brand audience. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles, such as the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

Moreover, it has been reported that Daimler, Lexus, Audi, Renault, Mitsubishi, Volkswagen and Subaru are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries where ZAP Jonway operates or hopes to operate and we also expect a number of those manufacturers to enter the United States market as well. ZAP Jonway faces competition on its conventional fuel vehicles in China from established U.S. automobile manufacturers Honda and Ford, and from China-based manufacturers Chery, Zongtai and Great Wall Auto.

Most of ZAP Jonway’s current and potential competitors have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our incumbent competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, many of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. ZAP Jonway does not currently offer, or plan to offer, any form of direct financing on our vehicles. ZAP Jonway has not in the past, and does not currently, offer customary discounts on our vehicles. The lack of direct financing options and the absence of customary vehicle discounts could put ZAP Jonway at a competitive disadvantage.

ZAP Jonway expects competition in our industry to intensify in the future in light of increased demand for conventional and alternative fuel vehicles, continuing globalization and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in a further downward price pressure and adversely affect ZAP Jonway’s business, financial condition, operating results and prospects. ZAP Jonway’s ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and our market share. There can be no assurances that ZAP Jonway will be able to compete successfully in our markets. If our competitors introduce new cars or services that compete with or surpass the quality, price or performance of our cars or services, ZAP Jonway may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Demand in the automobile industry is highly volatile.

Volatility of demand in the automobile industry may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we currently compete and plan to compete in the future have been subject to considerable volatility in demand in recent periods. Demand for automobile sales depends to a large extent on general, economic, political and social conditions in a given market and the introduction of new vehicles and technologies. As a newer automobile manufacturer and low volume producer, ZAP Jonway has less financial resources than more established automobile manufacturers to withstand changes in the market and disruptions in demand. As our business grows, economic conditions and trends in other countries and regions where we sell our vehicles will impact our business, prospects and operating results as well. Demand for ZAP Jonway’s vehicles may also be affected by factors directly impacting automobile price or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales and increased inventory, which may result in further downward price pressure and adversely affect ZAP Jonway’s business, prospects, financial condition and operating results. These effects may have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to many incumbent automobile manufacturers.

Difficult economic conditions may affect consumer purchases, such as ZAP Jonway’s vehicles.

Over the last three years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during this recessionary period. Sales of ethical consumer products, such as ZAP Jonway’s electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in ZAP Jonway’s price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic conditions continue or worsen, we may experience a decline in the demand for ZAP Jonway’s vehicles, which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States or China’s economy or on other foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm ZAP Jonway’s business, prospects, financial condition and operating results.

Marketplace confidence in our liquidity and long-term business prospects is important for building and maintaining ZAP Jonway’s business.

If ZAP Jonway is unable to establish and maintain confidence about ZAP Jonway’s liquidity and business prospects among consumers and within our industry, then our financial condition, operating results and business prospects may suffer materially. ZAP Jonway’s vehicles are highly technical products that require maintenance and support. If we were to cease or cut back operations, even years from now, buyers of ZAP Jonway’s vehicles from years earlier might have much more difficulty in maintaining their vehicles and obtaining satisfactory support. As a result, consumers may be less likely to purchase our vehicles now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with ZAP Jonway if they are not convinced that our business will succeed. If ZAP Jonway is required to downsize in the future, such actions may result in negative perceptions regarding our liquidity and long-term business prospects.

Accordingly, in order to build and maintain our business, ZAP Jonway must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in ZAP Jonway’s case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	ZAP Jonway’s limited operating history;

•	ZAP limited revenues and lack of profitability to date;

•	unfamiliarity with or uncertainty about our electric vehicles;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that ZAP Jonway may need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

•	the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers.

Many of these factors are largely outside of ZAP Jonway’s control, and any negative perceptions about our liquidity or long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional funds when needed.

ZAP Jonway may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, ZAP Jonway’s operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2010,  ZAP incurred net losses of approximately $19.0 million and used approximately $6.1 million of cash in operations while recognizing only approximately $3.8 million in revenue. As of December 31, 2010,  ZAP had $1.5 million in cash and cash equivalents. For the year ended December 31, 2010, Jonway incurred net losses of approximately $0.4 million and used approximately $5.4 million of cash in operations, while recognizing approximately $74 million in revenue. As of December 31, 2010, Jonway had $5.5 million in cash and cash equivalents.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, ZAP initiated a product recall in June and November 2009 for the Xebra braking mechanism sending out 788 notices for our 2008 Xebra model and receiving 112 responses, at a cost to ZAP of $14,000 for the year ending December 31, 2010.  We cannot assure you that such claims and/or other recalls will not be made in the future.  While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can generally be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

ZAP Jonway has very limited experience servicing our vehicles and ZAP Jonway is using a different service model from the one typically used in the industry. If ZAP Jonway is unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If ZAP Jonway is unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service we provide our customers will have a direct impact on the success of our future vehicles. If ZAP Jonway is unable to satisfactorily service our current customers, our ability to generate customer loyalty, grow our business and sell additional vehicles could be impaired.

ZAP Jonway plans to service our vehicles by shipping parts to dealers, sending our authorized service personnel as necessary, providing service at our Santa Rosa location and by using Jonway’s service facilities in China, which are through third party arrangements.  Jonway’s service facilities in China are not yet equipped to handle ZAP Jonway electric vehicles and will have to be updated and the personnel trained for this purpose.  There can be no assurance that these service arrangements or ZAP Jonway’s limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles ZAP Jonway is able to deliver annually increases.

A number of potential customers may choose not to purchase ZAP Jonway’s vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

Traditional automobile manufacturers do not provide maintenance and repair services directly. Consumers must rather service their vehicles through franchised dealerships or through third party maintenance service providers. ZAP does not have any such arrangements with third party service providers and it is unclear when or even whether such third party service providers will be able to acquire the expertise to service ZAP Jonway’s vehicles. As our vehicles are placed in more locations, ZAP’s  may encounter negative reactions from our consumers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional automobiles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

In addition, the motor vehicle industry laws in many jurisdictions require that service facilities be available with respect to vehicles physically sold from locations in the jurisdiction. Whether these laws would also require that service facilities be available with respect to vehicles sold over the internet to consumers in a state in which ZAP Jonway has no physical presence is uncertain. While we believe our service practices would satisfy regulators in these circumstances, without seeking formal regulatory guidance, there are no assurances that regulators will not attempt to require that we provide physical service facilities in their states. If issues arise in connection with these laws, certain aspects of our service program would need to be restructured to comply with state law, which may harm our business.

ZAP Jonway may not succeed in continuing to establish, maintain and strengthen the ZAP and Jonway brands, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the ZAP and Jonway brands. Any failure to develop, maintain and strengthen our brands may materially and adversely affect our ability to sell our existing and planned vehicles. If ZAP Jonway does not continue to establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brands will likely depend significantly on our ability to provide quality  vehicles and maintenance and repair services, and we have limited experience in these areas, which are through third party arrangements.  Jonway’s service facilities in China are not yet equipped to handle ZAP electric vehicles and will have to be updated and the personnel trained for this purpose. In addition, we expect that our ability to develop, maintain and strengthen the ZAP and Jonway brands will also depend heavily on the success of our marketing efforts. To date, Jonway has limited experience with marketing activities as we have relied primarily on the internet, word of mouth and attendance at industry trade shows to promote our brands and Jonway has relied primarily on its distribution network. To further promote our brands, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening the ZAP and Jonway brands. Many of our current and potential competitors, particularly automobile manufacturers headquartered in Detroit, Japan and the European Union, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain  strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

ZAP Jonway is dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our vehicles at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

While ZAP obtains components from multiple sources whenever possible, similar to other automobile manufacturers, many of the components used in our vehicles are purchased by us from a single source. We refer to these component suppliers as our single source suppliers. To date we have not qualified alternative sources for most of the single sourced components used in our vehicles and we generally do not maintain long-term agreements with our single source suppliers.

While ZAP believes that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while ZAP believes that we will be able to secure alternate sources of supply for almost all of our single sourced components on a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components of our electric vehicles may be time consuming and costly.

Jonway obtains most of its components, such as its engines, from multiple third party suppliers, except for interior trim plastic components, which it obtains from Jonway Group.

Changes in business conditions, wars, governmental changes and other factors beyond ZAP Jonway’s control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to ZAP Jonway’s customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Increases in costs, disruption of supply or shortage of materials, in particular lithium-ion cells, could harm ZAP Jonway’s business.

ZAP Jonway may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such cost increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. ZAP Jonway uses various materials in our business and the prices for these materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, ZAP Jonway is exposed to multiple risks relating to price fluctuations for batteries, particularly lithium-ion cells for our electric vehicles . These risks include:

•
the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

•	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

ZAP Jonway’s business is dependent on the continued supply of battery cells for our vehicles. Battery cell manufacturers may choose to refuse to supply electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of materials by increasing vehicle prices and any attempts to increase the announced or expected prices in response to increased material costs could be viewed negatively by our customers and could materially adversely affect our brand, image, business, prospects and operating results.

The success of our electric vehicle business depends on attracting and retaining large fleet customers. If ZAP Jonway is unable to do so, we will not be able to achieve profitability.

ZAP Jonway’s electric vehicle business’ success depends on attracting large fleet or taxi customers to purchase our electric vehicles. If our existing and prospective customers do not perceive our vehicles and services to be of sufficiently high value and quality, cost competitive and high performing, ZAP Jonway may not be able to retain our current customers or attract new customers, and our business and prospects, operating results and financial condition would suffer as a result. To date, we have limited experience selling ZAP Jonway vehicles and we may not be successful in attracting and retaining large fleet or taxi customers. If for any of these reasons ZAP Jonway is not able to attract and maintain customers, our business, prospects, operating results and financial condition would be materially harmed.

ZAP Jonway’s plan to expand our network of distributors will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our electric vehicles.

ZAP Jonway’s plan to expand our network of distributors will require significant cash investments and management resources and may not meet our expectations with respect to additional sales of our vehicles. This planned global expansion of distributors may not have the desired effect of increasing sales and expanding our brand presence to the degree ZAP Jonway is anticipating. We will also need to ensure ZAP Jonway is in compliance with any regulatory requirements applicable to the sale of our vehicles in our potential markets, which could take considerable time and expense. If ZAP Jonway experiences any delays in expanding our network of distributors, this could lead to a decrease in sales of our vehicles and could negatively impact our business, prospects, financial condition and operating results. We may not be able to expand our network at our expected rate and our planned expansion of our network of distributors will require significant cash investment and management resources.

Furthermore, certain states and foreign jurisdictions may have permit requirements, franchise dealer laws or similar laws or regulations that may preclude or restrict our ability to sell vehicles out of such states and jurisdictions. Any such prohibition or restriction may lead to decreased sales in such jurisdictions, which could harm our business, prospects and operating results.

ZAP Jonway faces risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

ZAP Jonway faces risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. In January 2011, ZAP completed its acquisition of 51% of the equity shares of Jonway, which is incorporated and primarily operates in China.  Recently, in China, labor disputes and strikes based partly on wages in China have slowed or stopped production at certain manufacturers. In some cases, employers have responded by significantly increasing the wages of workers at such plants. In addition, regulatory authorities and others have increased their scrutiny of labor conditions in countries in which we operate. To the extent such developments result in more burdensome labor laws and regulations or require us to increase the wages of employees, ZAP Jonway’s ability to adequately staff our plants and to manufacture and ship products in China could be adversely affected, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

 ZAP currently has international operations and subsidiaries in China and planned operations in Korea that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Jonway has international distribution activities in Italy, Nepal, Algeria, America, Yemen and Russia.  In the near future, Jonway intends to expand international distribution to Southeast Asia and the Middle East.  Additionally, as part of ZAP Jonway’s growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date in manufacturing, selling, and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. ZAP Jonway is subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•	conforming ZAP Jonway’s vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

•	labor unrest and difficulty in staffing and managing international operations;

•	excess costs associated with reducing employment or shutting down facilities;

•	constraints on our ability to maintain or increase prices;

•	coordinating communications among and managing international operations;

•	difficulties attracting customers in new jurisdictions;

•
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon  ZAP in the United States, and foreign tax and other laws limiting our ability to repatriate funds to ZAP in the United States;

•
fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake; our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as do the United States, Japan and European countries, which increases the risk of unauthorized, and uncompensated, use of our technology;

•	difficulties in obtaining or complying with export license requirements;

•	United States and foreign government trade restrictions, tariffs and price or exchange controls;

•	foreign labor laws, regulations and restrictions;

•	preferences of foreign nations for domestically owned companies;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.

ZAP Jonway also faces the risk that costs denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. If the value of the United States dollar depreciates significantly against such currencies, our costs as measured in United States dollars will correspondingly increase and our operating results will be adversely affected. In addition, our battery cell purchases from international suppliers are subject to currency risk. Although ZAP present contracts are United States dollar based, if the United States dollar depreciates significantly against the local currency it could cause our international suppliers to significantly raise their prices, which could harm ZAP Jonway’s financial results.

To respond to competitive pressures and customer requirements, ZAP Jonway may further expand internationally in lower cost locations. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support electronics manufacturing. We cannot assure you that ZAP Jonway will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

If ZAP Jonway fails to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

Some of the laws and regulations governing Jonway are vague and subject to risks of interpretation.

Some of the laws and regulations of the People’s Republic of China governing our business operations in China are vague and their official interpretation and enforcement may involve substantial uncertainty. These include, but are not limited to, laws and regulations governing Jonway’s business, required licenses and approvals, and the enforcement and performance of our contractual arrangements in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We believe that we comply with regulatory requirements in the People’s Republic of China, but there can be no certainty that government will not have a different interpretation. Despite their uncertainty, Jonway will be required to comply.  In particular, Jonway’s regulatory authority to manufacture vehicles is through Zhejiang UFO’s listing on the Public Notice. We believe this satisfies regulatory requirements, but if the government decides otherwise, they could enforce penalties and fees and require Jonway to obtain a separate listing on the Public Notice. New laws and regulations that affect existing and proposed businesses may be applied retroactively. Accordingly, the effectiveness of newly enacted laws, regulations or amendments may not be clear. ZAP Jonway cannot predict what effect the interpretation of existing or new laws or regulations may have on our business. If any promulgated regulations contain clauses that cause an adverse impact to ZAP Jonway’s operations in China, then our business, operating results and financial condition could be materially and adversely affected.

Jonway’s contracts are based in the Chinese Yuan, which may fluctuate against the U.S. dollar and must be reconciled into the U.S. dollar for ZAP Jonway’s consolidated financials.

Jonway’s present contracts are based in the Chinese Yuan, except for international trading contracts in the US dollar.  The value of the Chinese Yuan depends, to a large extent, on China’s domestic and international economic, financial and political developments and government policies, as well as the currency’s supply and demand in the local and international markets.  Since 2008, the value of the Chinese Yuan largely appreciated against U.S. dollar.  There can be no assurance that such exchange rate will not fluctuate widely against the U.S. dollar in the future.  Fluctuation of the value of the Chinese Yuan will have an adverse effects in reconciling Jonway’s financial statements into the U.S. dollar in consolidated financials and such reconciliation may require significant resources of ZAP Jonway and therefore cause an adverse effect on ZAP Jonway’s business.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on ZAP Jonway’s business, financial condition, operating results and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or ZAP Jonway’s electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and ZAP Jonway’s business, prospects, financial condition and operating results.

ZAP Jonway’s growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and electric vehicles specifically. If we fail to meet conditions for tax incentives for electric vehicles, we would be unable to take full advantage of these tax incentives and our financial position could be harmed.

In addition, certain regulations that encourage sales of electric cars could be reduced, eliminated or applied in a way that creates an adverse effect for ZAP Jonway’s electric vehicles, either currently or at any time in the future. For example, while the federal and state governments in the United States have from time to time enacted tax credits and other incentives for the purchase of alternative fuel cars, our competitors have more experience and greater resources in working with legislators than we do, and so there is no guarantee that our vehicles would be eligible for tax credits or other incentives provided to alternative fuel vehicles in the future. This would put ZAP Jonway’s electric vehicles at a competitive disadvantage. Furthermore, low volume manufacturers are exempt from certain regulatory requirements in the United States. This provides ZAP Jonway with an advantage over high volume manufacturers that must comply with such regulations. Once we reach a certain threshold number of sales in the United States, we will no longer be able to take advantage of such exemptions in the respective jurisdictions, which could lead us to incur additional design and manufacturing expense.

Jonway depends in part on government subsidies and economic incentives to finance Jonway’s independent research and development, production and sale, such as a PRC surtax exemption, technology innovation incentives and land use rights investment subsidies from local government.  The related government subsidies and incentives amounted to $0.7 million and $0.9 million for Jonway in 2009 and 2010, respectively.  If government policies change, or if Jonway otherwise fails to obtain these incentives, it will adversely affect ZAP Jonway’s financial position and operating results.  Due to lack of a business license, Jonway cannot obtain certain government grants for the auto manufacturing industry, or other incentives, such as the enterprise income tax preferential treatment, and other incentives for auto manufacturers.

ZAP’s  efforts to integrate acquired businesses, especially Jonway, into our existing operation may not be successful.

ZAP has recently acquired a majority interest in Jonway and ZAP Jonway may, in the future, continue to acquire businesses in China and in other jurisdictions that we believe would benefit us in terms of product diversification, brand enhancement, technological advances, geographical presence or expansion of sales and distribution networks. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable targets and to obtain any necessary financing for such acquisitions. In order to complete certain acquisitions, we may require regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated. Even if we successfully complete an acquisition, we may experience difficulties in integrating the acquired business, its personnel or its products into our existing business, particularly:

•	allocating management resources;

•	scaling up production and coordinating management of operations at new sites;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company’s systems into our management information systems;

•	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;

•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

•	improving and expanding our management information systems to accommodate expanded operations; and losing key employees of acquired operations.

 These difficulties may result in delays or failures in realizing the benefits of the acquired business or its products, diversion of our management’s time and attention from other business concerns and, higher costs of integration than we anticipated.  In addition, we may also face cultural and other issues integrating businesses in China and other jurisdictions, including oversight to ensure these businesses comply with applicable U.S. laws and regulations, particularly regarding compliance with the Office of Foreign Assets Control and the Foreign Corrupt Practices Act. If ZAP Jonway fails to integrate Jonway or any of these acquired business into our existing business or if we encounter serious difficulties in integrating future businesses we acquire with our existing operations and with compliance with applicable laws and regulations, our business, financial condition and results of operations may be materially and adversely affected.

ZAP Jonway may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Strategic business relationships will be an important factor in the growth and success of ZAP Jonway’s business. There are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. We may not be able to offer competitive benefits to other companies that we would like to establish and maintain strategic relationships with which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If ZAP Jonway is unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects and operating results could be materially adversely affected.

ZAP Jonway may not be successful in implementing and integrating strategic transactions or in divesting non-strategic assets, which could cause our financial results to fail to meet our forecasts.

From time to time, ZAP Jonway may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties and uncertainties, including the following:

•	integrating acquired operations and businesses;

•	regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated;

•	allocating management resources;

•	scaling up production and coordinating management of operations at new sites;

•	separating operations or support infrastructure for entities divested;

•	managing and integrating operations in geographically dispersed locations;

•	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

•	integrating the acquired company’s systems into our management information systems;

•	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;

•	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

•	improving and expanding our management information systems to accommodate expanded operations; and

•	losing key employees of acquired operations.

Any of these factors could prevent ZAP Jonway from realizing the anticipated benefits of a strategic transaction, and our failure to realize these benefits could reduce our sales below and increase our costs above our forecasts. Acquisitions may also be dilutive to our earnings per share if our projections and assumptions about the acquired business’ future operating results prove to be inaccurate. As a result, although our goal is to improve our business and maximize shareholder value, any transactions that we complete may ultimately fail to increase our sales and net income and stock price.

China’s foreign exchange control policy may restrict ZAP Jonway from repatriating profit from Chinese subsidiaries to ZAP and may further restrict ZAP Jonway in the future.

The People’s Republic of China regulates the conversion between Chinese Yuan and foreign currencies.  Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service-related foreign exchange transactions, payment of dividends and service of foreign debt.  However, foreign exchange transactions by subsidiaries in China under capital accounts continue to be subject to significant foreign controls and require the approval of, or registration with, governmental authorities.  There can be no assurance that these laws and regulations on foreign investment will not cast uncertainties on financing and operating plans in China.  Under current foreign exchange regulations in China, subject to relevant registration at the State Administration of Foreign Exchange, or SAFE, Jonway will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements.  However, there can be no assurance that the current foreign exchange policies regarding debt service and payment of dividends in foreign currencies will persist in their current formulation.  Changes in foreign exchange policies in the People’s Republic of China might have a negative impact on ZAP Jonway’s ability to repatriate profit from Jonway to ZAP.

If ZAP Jonway fails to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  Jonway has experienced rapid growth especially in 2010, increasing sales from $42.2 million as of December 31, 2009 to $74.1 million as of December 31, 2010.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	training new personnel;

•	forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets; and

•	expanding international operations.

ZAP Jonway intends to continue to hire a significant number of additional personnel, including design and manufacturing personnel and service technicians for our vehicles. Competition for individuals with experience designing, manufacturing and servicing vehicles, particularly electric vehicles, is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm ZAP Jonway’s business and prospects.

If ZAP Jonway is unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

The loss of the services of any of ZAP Jonway’s key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, ZAP Jonway is highly dependent on the services of Priscilla Lu, Chairman of ZAP’s Board, Steven Schneider and Alex Wang, ZAP’s Co-Chief Executive Officers and Benjamin Zhu, ZAP’s Chief Financial Officer. None of ZAP Jonway’s key employees is bound by an employment agreement for any specific term other than Benjamin Zhu. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

ZAP Jonway is subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

As an automobile manufacturer, ZAP Jonway and our operations, both in the United States, in China and abroad, are subject to national, state, provincial and/or local environmental laws and regulations, including laws relating to the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that our business and operations will be affected by future amendments to such laws or other new environmental and health and safety laws which may require us to change our operations, potentially resulting in a material adverse effect on our business. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury and fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations.

Contamination at properties formerly owned or operated by ZAP Jonway, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on ZAP Jonway’s financial condition or operating results. We may face unexpected delays in obtaining the necessary permits and approvals required by environmental laws in connection with our planned manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

ZAP Jonway’s business may be adversely affected by union activities.

Although none of ZAP Jonway’s employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. As we expand our business, there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. ZAP Jonway is also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of ZAP Jonway’s vehicles and have a material adverse effect on our business, prospects, operating results or financial condition.

ZAP Jonway is subject to substantial regulation, which is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

ZAP Jonway’s electric vehicles, the sale of our motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and ZAP Jonway faces risks associated with changes to these regulations such as:

•	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;

•	the increase of subsidies for corn and ethanol production could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

•
changes to the regulations governing the assembly and transportation of lithium-ion batteries, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration could increase the cost of lithium-ion batteries;

•
increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles; and changes to regulations governing exporting of our products could increase our costs incurred to deliver products outside the United States or force us to charge a higher price for our vehicles in such jurisdictions.

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, NHTSA and other regulatory bodies may in the future increase regulation for these electronic systems.

To the extent the laws change, some or all of ZAP Jonway’s vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, ZAP Jonway’s business, prospects, financial condition and operating results will be adversely affected.

ZAP Jonway’s electric vehicles make use of lithium-ion battery cells, which on rare occasions have been observed to catch fire or vent smoke and flame.

The battery packs in ZAP Jonway’s electric vehicles make use of lithium-ion cells, which have been used for years in laptops and cell phones. We also currently intend to make use of lithium-ion cells in the battery pack for certain future vehicles we may produce. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. The events have also raised questions about the suitability of these lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. ZAP Jonway has delivered only a limited number of electric vehicles with lithium-ion battery cells to customers and has limited field experience with these vehicles. Accordingly, there can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. There can be no assurance that a safety issue or fire related to the cells would not disrupt ZAP Jonway’s operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s electric vehicle, especially those that use a high volume of commodity cells similar to ZAP Jonway’s, may cause indirect adverse publicity for us. Such adverse publicity would negatively affect our brand and harm our business, prospects, financial condition and operating results.

ZAP Jonway may become subject to product liability claims, which could harm our financial condition and liquidity if ZAP Jonway is not able to successfully defend or insure against such claims.

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of vehicles. ZAP Jonway may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. ZAP Jonway’s risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. ZAP maintains product liability insurance for all ZAP vehicles with annual limits of approximately $5 million on a claims made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims and the product liability insurance does not extend to Jonway products. Any lawsuit seeking significant monetary damages either in excess of ZAP Jonway’s coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

In connection with the development and sale of ZAP Jonway’s planned vehicles, we will need to comply with various safety regulations and requirements, such as certain frontal impact tests, which are required for sales exceeding certain annual volumes outside the United States. We may experience difficulties in meeting all the criteria for this test or similar tests for our planned electric vehicles, which may delay our ability to sell the them in high volumes in certain jurisdictions.

ZAP Jonway’s facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

ZAP’s corporate headquarters are located in California, a region known for seismic activity. Jonway’s manufacturing facility is located in Sanmen, China.   If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics or other events occur, or our information system or communications network breaks down or operates improperly,  ZAP Jonway’s facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

If ZAP Jonway’s suppliers fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

ZAP Jonway does not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by ZAP Jonway’s suppliers or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and ZAP Jonway’s brand. This could diminish the value of our brand image and reduce demand for our performance electric vehicles if, as a result of such violation, we were to attract negative publicity. If we, or other manufacturers in our industry, encounter similar problems in the future, it could harm our brand image, business, prospects, financial condition and operating results.

Risks related to Intellectual Property

ZAP Jonway may need to defend itself against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations or individuals, including ZAP Jonway’s competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights relating to battery packs, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if ZAP Jonway is determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using vehicles that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign our vehicles.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

ZAP Jonway also licenses intellectual property from third parties, and we may face claims that our use of this in-licensed technology infringes the rights of others. In that case, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

ZAP Jonway’s business will be adversely affected if ZAP Jonway is unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2010, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary Jonway had 19 issued patents and 9 pending patent applications with the China Patent and Trademark Bureau.

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents, if issued, may not be broad enough to protect our proprietary rights;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

•	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect ZAP Jonway’s proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our intellectual property is difficult.

ZAP Jonway’s patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that ZAP or Jonway  are the first creator of inventions covered by their respective pending patent applications or that they are the first to file patent applications on these inventions, nor can we be certain that any of ZAP or Jonway’s pending patent applications will result in issued patents or that any of our issued patents will afford protection against any competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus ZAP Jonway cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, ZAP Jonway cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to ZAP, Jonway or ZAP Jonway may be infringed upon or designed around by others and others may obtain patents that ZAP Jonway need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Risks Related to Ownership of ZAP Common Stock

Concentration of ownership among ZAP’s existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 65% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. In particular, Priscilla Lu, the Chairman of our Board of Directors, is a general partner at Cathaya. Cathaya and its affiliated entities beneficially own approximately 52% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

ZAP may face risks associated with past sales of unregistered securities.

In the past, ZAP has sold numerous securities which were not registered under federal or state securities laws.  ZAP has strived to comply with all applicable federal and state securities laws in connection with our issuances of unregistered securities.  However, to the extent ZAP has not complied, ZAP may face liability for the purchase price of the securities sold, together with interest and the potential of regulatory sanctions.

ZAP’s stock price and trading volume may be volatile which could result in substantial losses for ZAP’s shareholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of ZAP’s common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume in ZAP’s common stock may fluctuate and cause significant price variations to occur.  ZAP has experienced significant volatility in the price of our stock over the past few years.  We cannot assure you that the market price of ZAP’s common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

ZAP has not paid cash dividends on ZAP’s common stock and do not anticipate paying any cash dividends on ZAP’s common stock in the foreseeable future.

ZAP does not expect to declare any dividends in the foreseeable future.

ZAP does not anticipate declaring any cash dividends to holders of ZAP’s common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase ZAP’s common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The chart below contains a summary of ZAP’s principal facilities:

Location	Use	Square Feet	Rent
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters	20,000	$ 29,000
9th Street, Santa Rosa, CA	Warehousing	36,764	$ 10,030
806 Donahue Street, Santa Rosa, CA	Vehicle Storage	21,954	$ 9,659
3362 &3405 Fulton Road, Santa Rosa, CA	Office, Automobile Lot	21,780	$ 9,018

All of ZAP’s facilities are rented or leased. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California. The property is rented on a month-by-month basis from Al Yousuf, LLC.

We have currently signed a  lease with Railroad Square Villiage, LLC for the 806 Donahue Street  and 9th Street properties, in Santa Rosa.  The monthly lease is for 12 months, expiring December 31, 2011.

The properties located at 3362 and 3405 Fulton Road are rented on a month-by-month basis from ZAP’s Chief Executive Officer. ZAP plans to continue to rent properties based on our needs. ZAP believes these properties are adequate for our foreseeable needs.

ZAP believes our insurance policies cover all insurance requirements of the landlords. ZAP owns the basic tools, machinery and equipment necessary for the conduct of our repairs, our research and development and vehicle prototyping activities. ZAP believes that the above facilities are generally adequate for ZAP’s present operations.

Jonway’s principal executive offices and manufacturing facility is located in Datang Village, Jiangtiao Lingang industrial park, Sanmen County, Taizhou City, Zheijiang Province, China. The building is 915,836 square feet and building includes offices, a canteen and dorms, plants for assembly, painting, pressing and welding, warehouses for paint and raw materials, and an area to store vehicles. Approximately 118,000 square feet of the facility are leased to Zhejiang UFO for the term of the Operations Agreement, along with use of the assembly line, testing line and certain equipment, for RMB 1 million per month, otherwise, Jonway occupies the entire space and has no properties pledged.

 Jonway is in the process of obtaining certificates of property for all of its buildings, but has not yet obtained them.

Item 3.  Legal Proceedings.

In the normal course of business, ZAP Jonway may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. ZAP Jonway estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

On March 2, 2010 a complaint was filed by Integrity Automotive LLC; Randall Waldman (a former director of ZAP) v. ZAP, et al, case no. 10CI01383 in the Jefferson Circuit Ct. Division 10, State of Kentucky. The complaint alleges the following causes of action against ZAP: (1) Breach of Contract; (2) Civil Conspiracy; (3) Breach of Fiduciary Duty; and (4) Conversion. These causes of action stem from a purported joint venture intended to manufacture automobiles in the State of Kentucky and seeks unspecified actual and punitive damages. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest.   All of the defendants answered and cross-complained on March 29, 2010 and the parties are engaged in discovery.  ZAP does not believe that the ultimate resolution of this claim will have a material adverse effect on our financial statements.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of Sonoma.  The complaint alleged causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, is a member of ZAP’s Board of Directors.  In its complaint, Al Yousuf LLC claimed that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Al Yousuf LLC sought to foreclose on the property that secures the loan agreement and recover their attorney’s fees, and obtain such other and further relief as the court may deem just and proper.  On March 1, 2010, ZAP filed an offer to settle the complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure, or the Settlement Offer, which was accepted by Al Yousuf LLC on April 5, 2010.  The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.  The cash sum was scheduled to be paid in three equal payments of $250,000 on March 31, 2010, June 30, 2010 and September 30, 2010, one payment of $500,000 on December 31, 2010 and the final payment of $550,000 on March 31, 2011, which was paid on time.

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from ZAP in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order ZAP to refund all monies paid by the Dealer to ZAP for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, ZAP's local counsel filed a Petition for Judicial Review on March 1,2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. Service on the Commission and counsel for the dealer was completed shortly thereafter, and the dealer's responsive pleading is due in April.

All other material litigation matters of ZAP at December 31, 2010 were resolved during 2010 with no material effect on ZAP’s financial statements.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchasers of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low
Fiscal Year 2010:
December 31, 2010	$1.28	$0.47
September 30, 2010	0.52	0.38
June 30, 2010	0.40	0.26
March 31, 2010	0.38	0.26
Fiscal Year 2009:
December 31, 2009	$0.41	$0.17
September 30, 2009	0.45	0.33
June 30, 2009	0.46	0.12
March 31, 2009	0.28	0.10

Holders

ZAP had approximately 6,225 record holders of our common stock as of March 31, 2011, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

Dividends

ZAP has never declared or paid any cash dividends on our common stock, and ZAP does not anticipate that ZAP will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of ZAP’s Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

ZAP issued 51.5 million shares of common stock for $13.2 million in cash through private placements. These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ZAP issued 30 million shares for the worldwide distribution rights of Jonway products. In addition, another 6 million shares were issued in exchange for the distribution rights to charging stations.  These shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ZAP issued 8,030,369 shares of stock to Samyang upon conversion of the outstanding principal and accrued interest of approximately $5,259,000 of outstanding convertible debt into shares of common stock.  These shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ZAP issued 5 million shares in exchange for the provision of financial and management consulting and transaction advisory services to ZAP, pursuant to a management agreement with Cathaya, whose general partner is Priscilla Lu, the Chairman of ZAP’s Board of Directors. These shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ZAP issued 479,000 shares of stock as consideration for the acquisition of computer equipment and patent legal work.  These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

ZAP maintained its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2010:

			(c)
	(a)		Number of Shares
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	19,294	$0.37	566
2007 Consultant Stock Plan	1,500	$0.51	4,500
2006 Incentive Stock Plan	3,290	$0.72	817
2004 Consultant Stock Plan	—	$ —	1,000
2002 Incentive Stock Plan	2,694	$0.92	6,204
Equity compensation plans not approved by security holders:	—	—	—

Total	26,778	$0.47	13,087

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments During Fiscal Year 2010

Overview and 2010 Highlights

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles. We market and sell our vehicles directly to consumers by phone over the internet, in-person at our Santa Rosa location, and by direct outreach through GSA, participating in bid applications with government and corporate fleets.

 On January 21, 2011, we completed our acquisition of 51% of the capital stock of Zhejiang Jonway Automobile Co. Ltd. of Sanmen, Zhejiang, China for a total purchase price of $30,580,000 of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently, Jonway Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway Grroup and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates. The parties are discussing the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. Dollar to Chinese Yuan between ZAP’s payment dates. With ZAP’s electric vehicle technology expertise and international experience, ZAP Jonway intends to build the necessary production platform to serve the Chinese electric vehicle market. ZAP Jonway, intends to leverage Jonway’s A380 SUV, as well as its established distribution channels to the Chinese market. ZAP Jonway intends to  manufacture and sell SUVs powered by ZAP’s electric drive train as well as Jonway’s gas fueled vehicles.  The results presented in this 10-K do not reflect Jonway’s financial results, but ZAP intends to report consolidated financials in subsequent filings.

We operate our business in three reportable segments: Advanced Technology, Consumer Product and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Advanced Technology segment represents the sales activity of advanced technology vehicles to ZAP dealers throughout the U.S.  The Consumer Product segment represents sales of our ZAPPY 3, a three wheeled electric scooter, and the overall corporate expenses of ZAP. Many of these expenses relate to the overall development of our core business, electric consumer products.  The Car Outlet segment represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales. Net sales for the year ended December 31, 2010 were $3.8 million compared to $4.1 million for the year ended December 31, 2009, which is a decrease of $0.3 million, or 6%.

Sales in our Advanced Technology segment decreased from $2.1 million in 2009 to $1.6 million in 2010. The tight U.S. credit market and general economic conditions negatively impacted our dealer sales in 2010. In addition, we also decreased our production of three wheel electric vehicles to transition to four wheel electric vehicles.

We experienced a decrease of $81,000 in sales in our Consumer Product segment from $430,000 in 2009 to $349,000 in 2010. The decrease was due in part to the discontinuance of our Latin American operation during 2010 and also no sales of portable energy products during 2010. In June 2009, we transferred this product line to Portable Energy, LLC, which is wholly owned by ZAP at December 31, 2010

Our Car Outlet segment experienced a slight increase in sales from $1.6 million in 2009 to $1.9 million in 2010.  While customer demand remained consistent for both years, due to the current recession many consumers purchased lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross Profit. Gross profit was $429,000 for the year ended December 31, 2010 compared to $728,000 for the year ended December 31, 2009, which is a decrease of $299,000 and a percentage of sales, gross profit decreased from 18% in 2009 to 11% in 2010. The discounting of ZAP’s aging Zappy and Xebra models to encourage sales was the most significant reason for this change

In our Advanced Technology segment, our gross profit decreased from $464,000 in 2009 to $11,000 in 2010. This decrease was primarily due to lower sales volumes, discounting our aging inventory, and the establishment of an allowance to repair Xebras in connection with safety recalls in 2009.

In our Consumer Product segment, we experienced an increase of $126,000 in gross profits from a gross loss of  $64,000 in 2009 to a gross profit of $62,000 in 2010. The gross profit was higher due to higher sales volumes and better margins on the new ZAPPY 3 Pro Scooter.

Gross profits in our Car Outlet segment increased $29,000 from $328,000 for the year ended December 31, 2009 to $357,000 for the year ended December 31, 2010. The increase in gross profits was due to higher sales volumes and better mix of vehicle models with higher margins.

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2010 increased by $0.8 million from $1.2 million in 2009 to $2.0 million in 2010 primarily due to an increase of $960,000 of amortization of distribution fees for Jonway and Better World in sales and marketing expenses for 2010.

General and Administrative Expenses. General and administrative expenses increased by $3.0 million from $8.5 million for the year ended December 31, 2009 to $11.5 million for the year ended December 31, 2010.  The primary reason for the increase was an expense of $2.5 million to Cathaya for management fees for 2010 and an increase in legal fees to settle legal matters and to respond to the Al Yousuf lawsuit as described in Notes 8 and 15 to our Consolidated Financial Statements.

Impairment of Assets. Impairment of Assets decreased from $687,000 in the year ended December 31, 2009 to $0 in the year ended December 31, 2010 due to the 2009 allowance for the phase out of our Latin American dealer and adjustments to certain of our building improvement projects.

Research and Development. Research and development expenses increased by $445,000 from $551,000 for the year ended December 31, 2009 to $996,000 for the year ended December 31, 2010. In 2010, we incurred additional costs to build working prototypes of the Alias. We also spent additional funds in 2010 to develop methods to convert gas vehicles to electric vehicles for the USPS.

Interest Expense, Net. Interest expense, net increased by $818,000 from an interest expense of $504,000 for the year ended December 31, 2009 to interest expense of $1.3 million for the year ended December 31, 2010. The increase was due to the higher loan balance on the promissory note with Al Yousuf, as described in Note 8 to our Consolidated Financial Statements.

Other Income (Expense). Other income (expense) changed from an income of $8,000 for the year ended December 31, 2009 to an expense of $319,000 for the year ended December 31, 2010, due to recognized loss from our joint venture ZAP Hangzhou.

Loss on financial instruments.  Loss on financial instruments increased $3.5 million from a loss of $587,000 for the year ended  December  31, 2009 to a loss of $4.1 million for the year ended December 31, 2010, due to loss recognized on outstanding warrants.

Gain on extinguishment of debt: The gain on extinguishment of debt of  $818,000 is due to the settlement with Al Yousuf, LLC regarding a loan made to ZAP.  Pursuant to the settlement, ZAP paid $1.8 million over a period of two years and transferred the properties located in Santa Rosa and Mendocino, California to Al Yousuf, LLC.

Net Loss. Net Loss was $19.0 million for the year ended December 31, 2010 as compared to a net loss of $11.3 million for the year ended December 31, 2009.

ZAP’s raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At December 31, 2010, we believe that we will have sufficient liquidity required to conduct operations through December 31, 2011.

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities and our $5 million private placement subscription agreement with Alex Wang, the Co-CEO of ZAP.  On March 31, 2011 ZAP received a total of $2 million under this agreement and the remaining $3 million is due by April 15, 2011.

In January 2011, ZAP issued $19 million of convertible debt for the partial payment of the Jonway acquisition.  The Company believes there is some uncertainty regarding whether this $19 million note will be converted to equity or require cash payment in February 2012.

At present, the Company will require additional capital to expand our current operations.  In particular, we require additional capital to expand our presence into Asia, to continue development of our methodology for converting gasoline vehicles to electric and to continue building our dealer network and expanding our market initiatives.  We also require financing to purchase consumer inventory for the continued roll-out of new products to add qualified sales and professional staff to execute our efforts in the research and development of advanced technology vehicles, such as the new ZAP alias and other fuel efficient vehicles.

We intend to fund our long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments.  However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

We used cash in operations of $6.2 million and $3.5 million during the years ended December 31, 2010 and 2009, respectively. Cash used in operations in 2010 was the result of the net loss incurred for the year of $19.0 million, offset by non-cash expenses of $12.9 million. In 2010, non-cash expenses included $1.0 million for stock–based compensation for consulting, other services and $2.7 million for stock-based compensation to employees and $2.5 million for stock-based compensation for management fees.  Cash used in operations in 2009 was the result of the net loss of $11.3 million, offset by non-cash expenses of $8.6 million.  In 2009, non-cash expenses included $1.6 million related to stock-based compensation for consulting and other services, $4.9 million for stock-based compensation to employees.

In 2010, the net change in operating assets and liabilities resulted in a cash increase of $360,000. The change was primarily due to an increases in accrued liabilities of $575,000 and prepaid expenses of $220,000 offset by decreases in inventory of $183,000 and accounts payable of $130,000 and in accounts receivable of $122,000.

In 2009, the net change in operating assets and liabilities resulted in a cash increase of $1.0 million. The change was primarily due to a decreases in inventory of $623,000, in prepaid of $301,000, and in accounts receivable of $211,000.  These decreases were offset by increases of $471,000 in accrued liabilities and deferred revenue of $587,000.

Investing activities used cash of $12.1 million and $1.2 million during the year ended December 31, 2010 and 2009, respectively. In 2010, $10.0 million was used for the acquisition of Jonway Auto and $2.0 million was used to purchase marketable securities. In 2009, $1.2 million was used for an investment in an unconsolidated joint venture.

Financing activities provided cash of $14.9 million and $9.2 million during the year ended December 31, 2010 and 2009, respectively. In 2010, we received $13.0 million from  investors and $3.0 million from the issuance of convertible debt; this was offset by payments of $1.3 million of short term debt. In 2009, we received $6.1 million from four investors,  $2 million from the issuance of convertible debt and $1.1 million in proceeds from debt, net of issuance costs.

We had cash and cash equivalents of $1.5 million at December 31, 2010 as compared to $4.8 million at December 31, 2009. We had working capital of $2.6 at December 31, 2010 and a working capital deficit of $898,000 at December 31, 2009.

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, which might result in significant dilution in the net book value per share of common stock for our shareholders, and there is no guarantee that a market will exist for the sale of the our shares.

On January 11, 2011, Alex Wang the Co-CEO of ZAP entered into a private placement subscription agreement to provide ZAP with $5 million in exchange for 5 million shares of ZAP stock by April 15, 2011. ZAP has received a total of $2 million per the agreement at March 31, 2011. The remaining $3 million is due by April 15, 2011.

ZAP completed the acquisition of 51% of Jonway pursuant to that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010, for a total purchase price of $30,580,000 of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently, Jonway Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway Grroup and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates.  ZAP funded a portion of the purchase price of the acquisition through a Senior Secured Convertible Note and Warrant Purchase Agreement dated as of January 12, 2011, with China Electric Vehicle Corporation, or CEVC, a British Virgin Island company whose sole shareholder is Cathaya.

Pursuant to the agreement, (i) CEVC purchased from ZAP a Senior Secured Convertible Note in the principal amount of $19 million, (ii) ZAP issued to CEVC a warrant  exercisable for two years for the purchase up to 20,000,000 shares of ZAP’s Common Stock at $0.50 per share, subject to adjustments as set forth therein, (iii) ZAP, certain investors of ZAP and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) ZAP, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, as amended, to grant certain registration rights relating to the note and the warrant, and (v) ZAP and CEVC entered into a Security Agreement securing the note with all of ZAP’s assets and property. The company believes there is some uncertainty regarding whether this $19 million note will be converted to equity or require cash payment in February 2012.

On March 31, 2011 ZAP made the final payment of $550,000 to Al Yousuf, LLC pursuant to the settlement agreement entered into between ZAP and Al Yousuf on December 27, 2010.

At present, we require additional capital to continue expanding our current operations.  In particular, we require additional capital to expand our presence into Asia, to continue development of our methodology for converting gasoline vehicles to electric and to continue building our dealer network and expanding our market initiatives. We also require financing to purchase consumer product inventory for the continued roll-out of new products to add qualified sales and professional staff to execute on our business plan and to expand our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias and other fuel efficient vehicles.

We do not believe that the commitments in Note 8 to our financial statement will result in a material impact on our liquidity and capital reserves through December 31, 2011.  ZAP believes that it has sufficient liquidity for the next 12 months of operations.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $27,000 and $43,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Off-Balance Sheet Arrangements

None.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Zap foreign currency exchange risks are as follows:

Zap benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.  Accordingly, changes in exchange rates, and in particular a strengthening of the US dollar, may negatively affect the company’s consolidated revenues or operating costs and expenses as expressed in U.S. Dollars.  Adjustments resulting from the process of translating foreign functional currency financial statements into US dollars are included in accumulated other comprehensive income (loss) in common shareholders equity.  Foreign currency transaction gains and losses are included in current earnings.  China uses their currency as the functional currency.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 and the index thereto commences on the next page.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of Zap

We have audited the accompanying consolidated balance sheets of ZAP and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders equity and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express not such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, ZAP has restated previously issued financial statements as of December 31, 2009 and for the year then ended.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAP as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Friedman LLP
East Hanover, NJ

April 14, 2011

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 DECEMBER 31, 2010 and 2009
(In thousands, except share data)

ASSETS
	12/31/10	12/31/09
		(Restated)
Current assets:
Cash and cash equivalents	$1,503	$4,800
Investment In Related Party	1,888	—
Accounts receivable, net of allowance of $27 in 2010 and $43 in 2009	294	156
Inventories- net of reserve of $619 in 2010 and $259 in 2009	1,822	1,999
Prepaid non-cash professional fees	—	75
Other prepaid expenses and other current assets	266	465

Total current assets	5,773	7,495

Property and equipment, net	173	3,802
Other assets:
Investment in non-consolidated joint venture	808	1,225
Distribution fees for Jonway Products and Better Worlds
Products - net of Amortization of $961 for 2010	15,599	—
Deposit on Zhejiang Jonway Auto	11,000	—
Deposits and other assets – net	159	1,257

Total assets	$33,512	$13,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short term notes	$668	$5,889
Accounts payable	328	458
Accrued liabilities	2,197	2,046
6% Senior convertible debt, net of discount	—	1,867

Total current liabilities	3,193	10,260

Long term liabilities:
Derivative liability	5,539	1,445

Total long term liabilities	5,539	1,445

Total liabilities	8,732	11,705
Commitments and contingencies
Shareholders’ equity:

Common stock;400 million shares authorized; no par value; 207,254,789 and 104,029,107 shares issued and outstanding at December 31 2010 and 2009, respectively	179,691	137,855
Accumulated other comprehensive loss	(112)	—
Accumulated deficit	(154,799)	(135,781)

Total shareholders’ equity	24,780	2,074

Total liabilities and shareholders’ equity	$33,512	$13,779

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
 (In thousands; except per share data)

	Year ended December 31

	2010	2009
		(Restated)

Net sales	$3,816	$4,068
Cost of goods sold	3,387	3,340

Gross profit	429	728

Operating expenses:
Sales and marketing (non cash of $961 in 2010 and $0 in 2009)	2,123	1,187
General and administrative (non-cash of $7,758 in 2010 and $6,152 in 2009,respectively)	11,406	8,492
Research and development	996	551
Impairment loss on assets and goodwill	—	687

Total operating expenses	14,525	10,917

Loss from operations	(14,096)	(10,189)

Other income (expense):
Interest expense, net	(1,322)	(504)
Other income (expense), net	(319)	8
Change in fair value of derivative liabilities	(4,094)	(587)
Gain on extinguishment of debt	817	—

Total Other expense	(4,918)	(1,083)

Loss before income taxes	(19,014)	(11,272)
Provision for income taxes	(4)	(4)

Net loss	$(19,018)	$(11,276)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.16)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	119,075	82,808

  See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (In thousands)

	Common stock			Accumulated
			Accumulated	Comprehensive
	Shares	$	Deficit	Loss	Total

Balance at December 31, 2008	64,630	$126,347	$(124,505)	$—	$1,842

Cumulative effect of adoption of new accounting guidance		(857)			(857)

Issuance of common stock for:

Consulting and other services	5,768	1,419			1,419
Cash	24,400	6,100			6,100
Deposit Acquisition	4,000	1,000			1,000
Employee Compensation	5,231	1,053			1,053

Fair value of warrants and options issued for:
Consulting and other services		51			51
Employee compensation		2,609			2,609
Beneficial conversion feature
Associated with senior
Convertible debt		133			133

Net loss (Restated)			(11,276)		(11,276)

Balance at December 31, 2009 (Restated)	104,029	$137,855	$(135,781)	$—	$2,074

Issuance of common stock for:

Consulting and other services	1,807	957			957
Cash	51,498	13,042			13,042
Employee Compensation	352	197			197
Purchase of fixed assets and intangibles	479	189			189
Conversion of Samyang debt	8,090	5,259			5,259
Distribution fees for Jonway Products and
Better Worlds Products	36,000	16,560			16,560
Management agreement Cathaya Capital	5,000	2,500			2,500

Fair value of warrants and options issued for:
Consulting and other services		407			407
Employee compensation		2,058			2,058
Beneficial conversion feature
Associated with senior
Convertible debt		667			667
Change in unrealized gains on available for sale securities				(112)	(112)
Net loss			(19,018)		(19,018)

Balance at December 31, 2010	207,255	$179,691	$(154,799)	$ (112)	$24,780

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
 (In thousands)

	Year ended December 31,

	2010	2009
		(Restated)

Operating activities:
Net loss	$(19,018)	$(11,276)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	2,660	3,662
Stock-based compensation for consulting and other services	1,032	1,470
Stock-based compensation for management fees	2,500	—
Gain on Debt extinguishment	(818)	—
Amortization of Distribution agreements	961	—
Depreciation and amortization	117	322
Amortization of beneficial conversion feature	799	—
Allowance for inventory obsolescence	360
Impairment of fixed assets	—	687
Allowance for doubtful accounts	30	11
Impairment of other investments	90	—
Investment in Joint Venture and other investments	417	—
Interest expense	260	—
Change in fair value of derivative liability	4,094	587

Changes in assets and liabilities:
Accounts receivable	(122)	211
Inventories	(183)	623
Prepaid expenses and other assets	220	301
Accounts payable	(130)	(16)
Accrued liabilities	575	472
Deferred revenue	—	(587)

Cash used for operating activities	(6,156)	(3,533)

Investing activities:
Deposit on of Jonway Auto	(10,000)	—
Purchase of marketable securities	(2,000)	—
Investment in unconsolidated joint venture	—	(1,225)
Acquisition of property and equipment	(70)	(22)
Proceeds from sale of equipment	18	—

Cash used for investing activities	(12,052)	(1,247)

Financing activities:
Issuance of common stock	13,043	6,100
Proceeds from issuance of convertible debt	3,000	—
Re-issuance of convertible debt, net of offering costs		2,000
Proceeds from debt, net of issuance costs	149	1,139
Payment of short term debt	(1,281)	—

Cash provided by financing activities	14,911	9,239

Increase (decrease) in cash and cash equivalents	(3,297)	4,459
Cash and cash equivalents at beginning of year	4,800	341

Cash and cash equivalents at end of year	$1,503	$4,800

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS:

ZAP was incorporated in California in September 1994 (together with its subsidiaries, “the Company,” or “ZAP”). ZAP markets many forms of advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles, commercial vehicles and more. The Company's business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through an aggressive plan of acquisitions of companies with exciting new products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations.

Zhejiang Jonway Automobile Co., Ltd. is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (“the PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”) and three individuals. Jonway Group is under the control of three individuals, Wang Huaiyi, Wang Gang (son of Wang Huaiyi) and Wang Xiao Ying (daughter of Wang Huaiyi) (collectively referred to as “Wang Family”).   On January 21, 2011, ZAP completed its acquisition of 51% of the equity shares of the Company.

The Company’s approved scope of business operations includes the production and sale of vehicle spare parts, and sale of vehicles of UFO brand vehicles.  The principal activities of the Company are the production and sale of automobile spare parts, and the consignment production and distribution of SUVs.

On January 21, 2011, the Company completed the acquisition of 51% of the the equity shares of Zhejiang Jonway Automobile Co., Ltd.. (“Jonway”) for a total purchase price of $30,580,000 of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently, Jonway Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway Grroup and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates. The Company believes that the acquisition will allow it to expand its distribution network and give it access to the rapidly growing Chinese market for electric vehicles.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At December 31, 2010, we believe that we will have sufficient liquidity required to conduct operations through December 31, 2011.

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities and our $5 million private placement subscription agreement with Alex Wang, the Co-CEO of ZAP.  On March 31, 2011 ZAP received a total of $2 million under this agreement and the remaining $3 million is due by April 15, 2011.

In January 2011, ZAP issued $19 million of convertible debt in order to make a payment on the Jonway acquisition.  The Company believes there is some uncertainty regarding whether this $19 million will be converted to equity or require cash payment in February 2012.

At present, the Company will require additional capital to expand our current operations.  In particular, we require additional capital to expand our presence into Asia, to continue development of our methodology for converting gasoline vehicles to electric and to continue building our dealer network and expanding our market initiatives.  We also require financing to purchase consumer inventory for the continued roll-out of new products to add qualified sales and professional staff to execute our efforts in the research and development of advanced technology vehicles, such as the new ZAP alias and other fuel efficient vehicles.

We intend to fund our long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments.  However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

NOTE 2-RESTATEMENT OF 2009 FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted new accounting guidance (ASC 815-40) formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are indexed to the Company’s stock, a condition that is required to attain equity accounting.  Upon adoption of this guidance, the company concluded that its previously issued stock purchase warrants should be classified as equity and therefore, the adoption of the new guidance did not have any impact on the historical financial statements or on the 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the company determined that certain stock purchase warrants issued in prior years should have been classified as derivative liabilities due to the presence of “price protection” provisions in those warrant agreements.  These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the company issues subsequent equity (or equity linked instruments) at a price below the exercise price of the existing warrants.  As a result, the Company has restated its 2009 annual financial information to correct the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants.  This correction resulted in the following adjustments:

Restatement of prior quarters as reported and restated to give effect to proper recording of derivative liabilites:

	(unaudited)	(unaudited)	(unaudited)
Amounts in (000's)	Qtr 1 3/31/09	Qtr 2 6/30/09	Qtr 3 9/30/09	Year End 12/31/09
Total liabilities as reported	$8,876	$9,122	$12,505	$13,779
Adjustments	477	1,607	1,192	1,445
Restated total liabilites& stockholders’ equity	$9,353	$10,729	$13,697	$15,224
Net loss as reported	$(2,008)	$(2,555)	$(2,922)	$(10,687)
Adjustments	381	(1,130)	415	(589)
Restated loss	$(1,627)	$(3,685)	$(2,507)	$(11,276)

	(unaudited)	(unaudited)	(unaudited)
Amounts in (000s)	Qtr 1 3/31/10	Qtr 2 6/30/10	Qtr 3 9/30/10
Total liabilities as reported	$14,503	$8,594	$22,422
Adjustments	1,053	1,329	1,703
Restated total liabilites & stockholders’ equity	$15,556	$9,923	$24,125
Net loss as reported	$(3,248)	$(2,206)	$(1,888)
Adjustments	392	(276)	(373)
Restated loss	$(2,856)	$(2,482)	$(2,261)

NOTE-3 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the financial statements of ZAP and its wholly owned subsidiaries: Voltage Vehicles and ZAP Stores for the years ended December 31, 2010 and 2009. All significant inter-company transactions and balances have been eliminated.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.  During the year ended December 31, 2010, ZAP Hangzhou incurred an operating loss of $848,000 of which $318,000 is our share.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with one high credit quality financial institution. Deposits may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

The Company performs ongoing credit evaluations of its customers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.

The Company currently relies on various outside contract manufacturers in China to supply electric vehicles and products for its customers. Although management believes that other contract manufactures could provide similar services and intends to transition its manufacturing to Jonway’s facilities in Sanmen, China, but, if these Chinese companies are unable to supply electric vehicles and the Company is unable to transition manufacturing to Jonway’s facilities or find alternative sources for these product and services, the Company might not be able to fill existing backorders and/or sell more electric vehicles. Any significant manufacturing interruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

Revenue Recognition

The Company records revenues when all of the following criteria have been met:

-Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement. ;

-Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment;

-Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

-Collectability is reasonably assured.  The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

Shipping and handling costs

Shipping and handling costs have been included in cost of goods sold.

Research and development

Research and product development costs are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 (previously Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123R) on January 1, 2006 using the modified prospective method. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 13 “Stockholders’ Equity” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

The Company accounts for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2010 and 2009, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully reserved.

Net Loss Per Share attributable to common stockholders

Basic and diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Outstanding common stock options and warrants totaled 84.1 million shares and 95.1 million shares at December 31, 2010 and 2009, respectively.

Cash and cash equivalents

The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less when purchased.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents

Marketable equity securities

The Investment in a Related Party is comprised of marketable equity securities, restricted until March 2011, which are classified as available-for-sale and recorded at fair value. The securities are shares of stock in Samyang Optics Ltd., which are traded on the Korean stock exchange.  ZAP’s ownership in not material to Samyang Optics Ltd. Net unrealized holding gains and losses, net of tax, are reported as a separate component of shareholders’ deficit, except where holding losses are determined to be “other-than-temporary”, whereby the losses are reported in gains and losses on investments in the consolidated statement of operations. Gains and losses on disposals of marketable equity securities are determined using the specific identification method.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with U.S. generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.  These tiers include:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are directly or indirectly observable;

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

 The change in fair value of derivative liabilities is classified in other income (expense) in the Company’s Statement of Operations.  The fair value of the Company’s derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model – a Level 3 input.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

The following table set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2010 and 2009 (in thousands):

	Balance	Cumulative	Change in	Balance
	12/31/2008	Effect	fair value	12/31/2009
Derivative Liabilities	$—	$858	$587	$1,445

	Balance	Cumulative	Change in	Balance
	12/31/2009	Effect	fair value	12/31/2010
Derivative Liabilities	$1,445	$—	$4,094	$5,539

The company does not have any non financial assets or liabilities that it measures at fair value.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $27,000 and $43,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Property and equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line and accelerated methods over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

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

Intangible Assets

Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to $185,000 and $113,000 for the years ended December 31, 2010 and 2009, respectively.

Product warranty costs

The Company provides 30 to 90 day warranties on its personal electric products and provides six month warranties for the Xebra® and its safety recall, for the ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. The Company records the estimated cost of the product warranties at the time of sale using the estimated costs of products warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

	2010	2009
Balance as of January 1,	$296	$253
Warranties expired	(203)	—
Provision for warranties	120	309
Charges against warranties	(61)	(266)
Balance December 31,	$152	$296

 Comprehensive loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses and unrealized net losses on investments.
investments.

	2010	2009
Net loss	(19,018)	(11,276)
Decrease in net unrealized gains on available-for-sale securities	(112)	—

Comprehensive loss	(19,130)	(11,276)

Recent Accounting Pronouncements

In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods after beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning December 15, 2010. The adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The adoption of ASU 2010-11 will not have a material impact on the Company’s results of operations or financial position.

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The Company expects the adoption of ASU 2010-13 will not have a material impact on the Company’s results of operations or financial position.

April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task)”. ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company expects the adoption of ASU 2010-18 will not have a material impact on the Company’s results of operations or financial position.

In July 2010, FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption of ASU 2010-20 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial statements.

NOTE 4 – INVENTORIES

Inventories at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009

Advanced technology vehicles	$1,163	$1,138
Vehicles-conventional	345	389
Parts and supplies	656	528
Finished goods	277	206

	2,441	2,258
Less - inventory reserve	(619)	(259)

	$1,822	$1,999

Changes in the Company’s inventory reserve during the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance as of January 1,	$259	$525
Provision for slow moving inventory	360	336
Write-off of slow moving inventory	(—)	(602)

Balance as of December 31,	$619	$259

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Land	$—	$1,078
Buildings and improvements	—	3,224
Machinery and equipment	106	106
Computer equipment and software	187	167
Office furniture and equipment	73	73
Leasehold improvements	36	36
Vehicles	379	379

	781	5,063
Less - accumulated depreciation
and amortization	(608)	(1,261)

	$173	$3,802

The land and buildings, building improvements and certain equipment, with a net book value of $3.6 million at December 31, 2009 was pledged as security for certain indebtedness due Al Yousuf  (see Note 8).  ).  On April 5, 2010,  ZAP transfered the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and  transfered the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in partial settlement of amounts due Al Yousuf, LLC.

Depreciation expense was approximately $100,000 and $289,000 for the years ended December 31, 2010 and 2009.

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009

Better World Products	$2,160	—
Jonway Products	14,400	—

	16,560	—

Less amortization	(961)	—

	$15,599	—

Amortization expense related to these distribution agreements for the years ended December 2010 and 2009 was $961,000 and zero, respectively.  The estimated future amortization expense, as follows (in millions):

Year ended December 31,
2011	$2.1
2012	2.1
2013	1.4
2014	1.4
2015	1.4
Thereafter	7.2
Total	$15.6

Distribution Agreement with Better World, Ltd

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of it common stock valued at $2.16 million in exhange for an agreement on terms relating to rights to the distribution of Better Worlds products,  such as charging stations for electric vehicles both in the U.S. and internationally.  Priscilla Lu, Chairman of the Board of Directors of ZAP, is also General Partner of Better World International, Ltd.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into an International Distribution with Goldenstone Worldwide Limited as the distributor of Jonway products such as gas SUV’s and gas and electric motor scooters,  both in the U. S. and internationally. In connection with the distribution agreement the  Company also issued 30 million shares of ZAP common stock valued at $14.4 million.  The Jonway Group had previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited.   ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the world wide distribution rights for Jonway Products.  Therefore it was necessary for ZAP to acquire distribution rights for Jonway Products.

Distribution Agreement with Samyang Optics

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of December 31, 2010.

NOTE 7 - OTHER ACCRUED LIABILITIES

Accrued liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued professional fees	$392	$450
Accrued expenses	—	—
Customer deposits	149	264
Warranty liabilities	152	296
Interest payable	—	567
Liability for stock issuances	1,245	—
Other accrued expenses	259	469

	$2,197	$2,046

NOTE 8 –  LONG-TERM AND SHORT-TERM NOTES

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5,

2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. The cash sum is scheduled to be paid as follows: three equal payments of $250,000 on March 31, 2010, June 30, 2010 and September 30, 2010, one payment of $500,000 on December31, 2010 and the final payment of $550,000 on March 31, 2011.  As a result of the aforementioned settlement approximately $5.1 million of short term debt due to Al Yousuf was cancelled and a gain of $817,000 was recorded.  As of December 31, 2010 $550,000 was due to Al Yousuf under this settlement.  This balance was paid on March 31, 2011.

In addition, as of December 31, 2010 ZAP had $110,000 in short term notes due to Premium Financing Specialist resulting from financing ZAP’s liability insurance premium.

6% Senior Convertible Notes

The Company issued subordinated convertible promissory notes to Samyang Optics, Ltd. (“Samyang”) in the principal amount of $5 million out of a total lending facility of $10 million under the note purchase agreement, dated December 31, 2010.  On December 14, 2010, Samyang, converted the outstanding principal balance of $5 million plus approximately $259,000 in interest into 8,090,369 shares of ZAP common stock.

On January 27, 2010, ZAP and Samyang entered into an Investment Agreement pursuant to which Samyang agreed to invest $3 million in convertible notes of ZAP (the “Samyang Investment”) and ZAP agreed to invest $2 million in Samyang (the “ZAP Investment”).  Pursuant to the Investment Agreement, the Samyang Investment was completed on February 24, 2010. In connection with the completion of the Samyang Investment, on February 24, 2010 ZAP purchased shares of stock of Samyang for an aggregate purchase price of $2 million in satisfaction of the ZAP Investment. Both parties agreed not to prepay or redeem their securities for a period of one year following the issuance of the securities and not to exercise conversion rights to the other party’s securities for a period of one year.

Beneficial Conversion Feature

The difference between the proceeds allocated to our convertible debt to Samyang and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the convertible debt which was recorded as a reduction to the convertible debt and an increase to additional paid-in-capital. The total beneficial conversion feature was $799,000, of which $133,000 was recorded as of December 31, 2009.  Prior to the completion of the conversion, the beneficial conversion feature was being amortized as a reduction of net income available to common stockholders over the period of redemption of the convertible debt. Upon completion of the conversion, we recorded a non-cash charge of $799,000 for the beneficial conversion feature on our convertible debt to Samyang in the fourth quarter of  2010.

NOTE 9 - INCOME TAXES

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2009	2008

Computed expected tax expense	$(6,466)	$(3,862)
Losses and credits for which no benefits have been recognized	3,517	2,549
Stock grants and warrants not deductible for income tax purposes	2,092	1,103

Other amortization and impairments	843	201
Meals and entertainment expenses, and officers life insurance not deductible for income tax purposes	14	9

R&D credit
State tax expense, net of federal income tax benefit	4	4

	$4	$4

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2010 and 2009 is presented below:

	2010	2009

Net operating loss carryovers	$44,415	$37,948
Permanent differences, including stock
based compensation, amortization and bad debts	(3,983)	(2,922)
Fixed assets, due to differences in depreciation	(288)	(288)
Non qualified options and warrants	(6,186)	(4,794)
Reserves on investments	(1,376)	(1,306)
Intangible assets , due to impairment	(99)	(99)
R&D credit	138	138
Other differences	(849)	(425)

Total gross deferred tax assets	$31,772	$28,252
Valuation allowance	(31,772)	(28,252)
Net deferred tax assets	--	--

The net change in the valuation allowance for the year ended December 31, 2010 was an increase of $3.5 million.  Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2010, the Company had federal tax net operating loss carryforwards of approximately $118.9 million, which will begin to expire in the years 2012 through 2027.  The Company also has federal research and development carryforwards as of December 31, 2009 of approximately $138,000, which will begin to expire in the years 2012 through 2026.

The State net operating loss carryforwards were approximately $ 87 million as of December 31, 2010.  The State net operating loss carryforwards will begin to expire in the years 2012 through 2018.

The Company's ability to utilize its net operating loss and research and development tax credit carryforwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code.  Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes as defined in the Internal Revenue Code section 382.

The company adopted the provisions of FIN 48 on January 1, 2007.  The Company did not have any unrecognizable tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any unrecognized tax benefits at December 31, 2010 and, as a result, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax  benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the year ended December 31, 2010.

NOTE 10 - STOCK OPTIONS

The Company has five Equity Compensation Plans: The 2008 Equity Compensation Plan (the “2008 Plan”),, the 2007 Consultant Stock Plan (the “2007 Plan”), the 2006 Incentive Stock Plan (the “2006 Plan”), the 2004 Consultant Stock Plan, and the 2002 Incentive Stock Plan (the “2002 Plan”). These plans provide for the grant of incentive stock options and non-statutory options to employees, directors and consultants to the Company. The 2004 Consultant Stock Plan covers 1 million shares, none of which have been granted. The Company granted incentive stock options and non-statutory options at exercise price per share equal to the fair market value per of the common stock on the date of grant. The vesting generally, three years, and exercise provisions were determined by the Board of Directors, with a maximum life from five to ten years.

Option activity under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan are as follows (in thousands):

	2008 Plan		2007 Plan		2006 Plan		2002 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	—	$—	1,000	$1.03	5,278	$0.93	5,388	$0.97
Granted	18,974	0.37	1,560	0.40	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	(1,160)	1.03	(2,996)	0.93	(2,592)	0.97
Outstanding at December 31, 2009	18,974	$0.37	1,400	$0.37	2,282	$0.86	2,796	$1.08
Plan transfers and adjustments	40	—	(1,000)	0.40	1,074	0.40	1	—
Granted	1,260	$0.34	1,100	0.48	—	—	—	—
Exercised	(140)	$0.25	—	—	—	—	—	—
Forfeited	(840)	$0.27	—	—	—	—	—	—
Outstanding at December 31, 2010	19,294	$0.37	1,500	$0.51	3,290	$0.72	2,694	$0.92

The weighted average fair value of options granted during the years ended December 31, 2010 and 2010 was $0.37 and $0.80.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009
Dividends	None	None
Expected volatility	107.5% to 122.6%	113.5% – 158.2%
Risk free interest rate	1.20% to 2.98%	2.93% - 3.31%
Expected life	5.0 – 5.75 years	5.0 – 5.75 years

The following table provides information about options under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan that are outstanding and exercisable at December 31, 2010. (in thousands):

Plan	Exercise Price Range	Options Outstanding	Options exercisable at December 31, 2010
2008	$0.25 - $0.39	19,354	17,338
2007	$0.25 - $1.15	1,500	1,340
2006	$0.40 - $1.00	3,290	3,290
2002	$0.25 - $1.15	2,694	2,694
		26,838	24,662

At December 31, 2010, the Company has outstanding stock options for employees to purchase 26.8 million shares at exercise prices ranging from $0.25 to $1.20.

NOTE 11 – ACQUISITION

Acquisition of 51% of the equity shares of  Jonway

On July 2, 2010, Zap (the "Company") entered into an Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. (the "Equity Transfer Agreement") with Jonway Group Co., Ltd. to acquire a 51% interest in Zhejiang Jonway Automobile Co., Ltd., a limited liability company of the People's Republic of China ("Jonway"), for $30,580,000 (the "Acquisition Transaction"), of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently, Jonway Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway Group and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates. Jonway is engaged in the business of, among other things, manufacturing and sales of automobile spare parts and automobiles. Following the completion of the Acquisition Transaction, Jonway converted into a Chinese foreign limited liability joint venture company.

According to the terms of the definitive agreements, ZAP has to right to acquire the remaining 49% of Jonway Auto at the same valuation by March 31, 2011 or at a then current valuation after that date. At present, both parties are still discussing ZAP’s acquiring the remaining 49%.  ZAP intends this transaction to be phase one of a two-phase acquisition, whereby the two companies will combine their complementary expertise, leveraging ZAP's EV technology and Jonway Auto's quality ISO 9000 certified mass production capabilities to address the new alternative energy vehicle market. ZAP intends to acquire the remaining 49 percent of Jonway Automobile following completion of the first phase and following final regulatory approval.

During 2010 ZAP issued 44 million shares of stock to Cathaya in order to make a $10 million payment on the 51% acquisition of Jonway Automobile Co.  In January 2011, ZAP issued $19 million of convertible debt to an affiliate of Cathaya in order to make a $19 million payment of the Jonway acquisition.  The company believes there is some uncertainty regarding whether this $19 million note will be converted to equity or require cash payment in February 2012.

NOTE 12 – SEGMENT REPORTING

Operating Segments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

 In accordance with ASC 280, the Company has identified three reportable segments consisting of sales and marketing of electronic consumer products, the Zappy 3 scooters and Advanced Technology Vehicles (“ATV’s”), Rechargeable portable energy products, operation of a retail car outlet and sales to and sales of advanced technology vehicles for the Xebra (™) electric vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

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

ATVs represents the sales activity of advanced technology vehicles, now the Xebra a three-wheeled plug in electric vehicle to ZAP Dealers through-out the U.S.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Electric Consumer Products	Car outlet	Advanced Technology Vehicles	Total

Year ended December 31 2010:
Net sales	349	1,872	1,595	3,816
Gross profit (loss)	62	357	10	429
Depreciation, amortization and impairment	1,034	8	36	1,078
Net loss	(17,474)	(130)	(1,414)	(19,018)
Total assets	31,516	436	1,560	33,512
Year ended December 31 2009:
Net sales	430	1,588	2,050	4,068
Gross profit (loss)	(64)	328	464	728
Depreciation, amortization and impairment	502	15	493	1,010
Net loss	(9,971)	(67)	(1,237)	(11,275)
Total assets	11,705	450	1,624	13,779

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

For the years December 31, 2010 and 2009,  no customers accounted for more than 10% of our revenue.

NOTE- 13 SHAREHOLDERS’ EQUITY

Common stock

2010 ISSUANCES

STOCK ISSUED FOR CASH. During 2010, the Company received $13.3 million in cash through the issuance of  51.5 million shares of common stock through private placements.

STOCK ISSUED FOR ACQUISITION. Included in the issuances for cash was 44 million shares valued at $11 million. From the proceeds, the Company received $1 million in working capital and $10 million was used for partial payment of the purchase price for the acquisition of 51% of the equity shares of Jonway.

STOCK ISSUED FOR SERVICES. In 2010, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the intrinsic value of the stock on the date of grant. During 2010, the Company issued grants for 1.8 million shares as consideration under agreements for consulting and related services, and 507,000 shares were issued for employee compensation.

STOCK ISSUED EMPLOYEE BENEFITS. During December 2010, the Company issued 119,000 shares of stock valued at $106,000 for employee 401K matching contribution.

STOCK ISSUED FOR DISTRIBUTION AGREEMENTS. In 2010, the Company issued 30 million shares valued at $14.4 million for the worldwide distribution rights of Jonway products. In addition, another 6 million shares valued at $2.2 million were issued for the distribution rights of charging stations.

STOCK ISSUED FOR CONVERSION OF SENIOR CONVERTIBLE DEBT. In December of 2010, the Company issued 8.1 million shares of  stock valued at $5.3 million due to the conversion of  the 6%  Senior Convertible Debt into shares of common stock.

STOCK ISSUED FOR THE MANAGEMENT AGREEMENT. In November of 2010, The Company issued 5 million shares valued at $2.5 million for the management agreement with Cathaya. Priscilla Lu, the Chairman of ZAP, is a general partner of Cathaya.

STOCK ISSUED FOR PURCHASE OF ASSETS. During 2010, the Company issued 479,000 shares of stock valued at  $189,000 for the acquisition of computer equipment and patents legal work.

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

STOCK ISSUED FOR FUTURE ACQUISTION. In December of 2009, the Company issued and was holding 4 million shares valued at $1 million as a deposit for the future acquisition of Jonway.

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

Total warrants outstanding at December 31, 2010 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates

Series B-Unrestricted	2,693	1.09	7-1-12
Series B-2-Restricted	1,018	1.09	7-1-12
Series C-Unrestricted	5,388	1.08	various
Series C-2-Restricted	1,239	1.09	10-9-12
Series D-Unrestricted	6,704	1.08	7-1-12
Series D-2-Restricted	1,294	1.09	various
Series K-Unrestricted	4,356	0.91	7-1-12
Series K-2-Restricted	4,106	0.91	7-1-12
$0.50 Warrants-Restricted	18,000	0.50	various
$0.70 Warrants-Unrestricted	100	0.70	6-2-13
$0.80 Warrants-Unrestricted	198	0.80	12-5-11
$0.91 Warrants-Unrestricted	2,470	0.91	various
$1.10 Warrants Restricted	590	1.10	various
$1.20 Warrants-Restricted	6,796	1.20	various
$1.32 Warrants–Unrestricted	222	1.32	various
$1.36 Warrants Restricted	1,798	1.36	various
$2.27 Warrants Restricted	363	2.27	2-15-12

	57,335

NOTE 14  –  RELATED PARTY

Purchase of Company Owned by ZAP President

ZAP’s President and director Gary Dodd created the company ZAP Motor Manufacturing Kentucky, Inc., a Kentucky corporation, or ZMMK, and has applied for a loan from the U.S. Department of Energy under its Advanced Technology Vehicles Manufacturing Incentive Program.  ZAP has entered into a Manufacturing and Supply Agreement, dated as of March 29, 2009, pursuant to which, conditional upon ZMMK’s receipt of the loan, ZAP would engage ZMMK to manufacture certain of its products. Conditional upon ZMMK’s receipt of the loan, ZAP has the right to purchase a substantial equity ownership interest in ZMMK.

Loss on Investment in Real Property

During 2010, the Company adjusted the $90,000 carrying value of a real property investment made in a prior year through a limited liability company. This Company also had Gary Starr, the founder of ZAP, as a member. We understand the property was disposed of in 2010 and we do not anticipate realizing our investment.

Rental agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $116,000 and $108,000 for the years ended December 31, 2010 and 2009.

Also in 2010, the Company rented its corporate headquarters from a director of ZAP.  The rental expense was approximately $151,000.

The Additional Investment of $11 million made by Cathaya Capital L.P.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2009, on August 6, 2009, Cathaya Capital, L.P., a Cayman Islands exempted limited partnership (the “Cathaya”) purchased 20 million shares of the Company’s Common Stock. On August 6, 2009, the Company entered into a Secured Convertible Promissory Note with Cathaya for aggregate principal advances of up to $10 million. In addition, the Company issued two warrants to Cathaya exercisable for shares of the Company’s Common Stock.

On July 9, 2010, Cathaya entered into a securities purchase agreement (the “Cathaya Agreement”) with the Company. Pursuant to the Cathaya Agreement, Cathaya purchased 44 million shares of the Company’s Common Stock at a price of $0.25 per share (the “Cathaya Shares”) for an aggregate purchase price of $11 million.

Priscilla Lu, the Chairman of the Board of ZAP, is also the Managing Partner of Cathaya Capital L.P.

The Management Agreement with Cathaya Capital L.P.

On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, pursuant to which ZAP issued Cathaya five million shares of its Common Stock in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services.

Principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of this Agreement.

Priscilla Lu who is Chairman of the Board of ZAP is also the General Partner of Cathaya Capital L.P.

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International, LTD , a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, PhD who is the current Chairman of the Board of ZAP is also a director and shareholder of Better World International LTD.   ZAP and Better World International LTD  each have a 37.5% interest with Holley Group International owning a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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

We account for  37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  During 2010, the joint venture incurred an operating loss of $848,000 of which $318,000 is our share.

NOTE 15 – LITIGATION

In the normal course of business, we may become involved in various legal proceedings. Except as stated below, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, we are occasionally parties to lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments. The previous litigation matters at December 31, 2010 were all resolved during 2010 with no material affect on the Company’s financial statements.

On March 1, 2010, ZAP filed an offer to settle the Complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer are that ZAP shall (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. The cash sum is scheduled to be paid as follows: three equal payments of $250,000 on Quarters ended March 31, 2010, June30, 2010 and September 30, 2010, one payment of $500,000 on December31, 2010 and the final payment of $550,000 on March 31, 2011, which has been made on time.  As a result of the aforementioned settlement approximately $5.1 million of short term debt due to Al Yousuf was cancelled and a gain of $818,000 was recorded.

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

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from ZAP in 2008, each at the price of $8,750. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against ZAP in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, ZAP's local counsel filed a Petition for Judicial Review on March 1, 2011, in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. Service on the Commission and counsel for the Dealer was completed shortly thereafter, and the dealer's responsive pleading is due in early April.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

	2010	2009
Cash paid during the year for:
Income taxes	$—	$4
Interest	$—	$—

Common stock and warrants and debt issuances for (in thousands):

	2010	2009
Purchase of Distribution rights for Jonway Products	(14,400)	—
Purchase of Distribution rights for Better World Products	(2,160)	—
Debt converted to common stock	(5,259)	—

 NOTE 17 – SUBSEQUENT EVENTS

ZAP completed the acquisition of 51% of Jonway pursuant to that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010 for a total purchase price of $30,580,000 of which $29,030,000 in cash and 4 million shares of stock valued at $1 million have been paid.  Currently , Jonway  Group and ZAP are discussing the form of payment of the remaining $550,000 owed to Jonway  Group and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Yuan between ZAP’s payment dates.  ZAP funded a portion of the purchase price of the acquisition through a Senior Secured Convertible Note and Warrant Purchase Agreement dated as of January 12, 2011,  with China Electric Vehicle Corporation (or CEVC), a British Virgin Island company whose sole shareholder is Cathaya.

Pursuant to the agreement, (i) CEVC purchased from ZAP a Senior Secured Convertible Note in the principal amount of $19 million, (ii) ZAP issued to CEVC a warrant exercisable for two years for the purchase up to 20,000,000 shares of ZAP’s Common Stock at $0.50 per share, subject to adjustments as set forth therein, (iii) ZAP, certain investors of ZAP and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) ZAP, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, as amended to grant certain registration rights relating to the note and the warrant, and (v) ZAP and CEVC entered into a Security Agreement securing the note with all of ZAP’s assets and property.

Conversion of Derivative Liabilities

During the first quarter of 2011 certain derivative liabilities were converted into 4.1 million shares of ZAP stock. At December 31, 2010 these financials instruments were fair valued at $5.5 million and included on our Balance Sheet.

Sale of Stock to ZAP CO-CEO

On January 11, 2011, Alex Wang the CO CEO of ZAP entered into a private placement subscription agreement to provide the Company with $5 million in exchange for 5 million shares of ZAP stock by April 15, 2011. The Company has received a total of $2 million per the agreement through March 31, 2011. The remaining $3 million is due by April 15, 2011.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management team is required to evaluate our internal control over financial reporting. During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified an internal control matter that rose to the level of a material weakness with respect to certain derivative liabilities. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2010.  This weakness is discussed below under the section titled “Management’s Report on Internal Control Over Financial Reporting.”

  Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2010 fairly present in all material respects the financial condition and results of operations for us in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  As a result of that assessment, we identified the following internal control over financial reporting matter that rises to the level of a material weakness:

We did not maintain effective controls over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

 We conducted an extensive review of our debt instruments and believe that we have properly accounted for them as of December 31, 2010.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our directors and executive officers will be presented in our definitive proxy statement in connection with our 2011 Annual Meeting of Shareholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officers and all members of our finance department, including the principal accounting officer. This code of ethics is available to the public on our website at http://www.zapworld.com.

Item 11.  Executive Compensation

           Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

           Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

           Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.  Principal Accountant Fees and Services

           Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

 (a)           Documents filed as part of this report.

1. Financial Statements

The following Financial Statements of ZAP and Report of Independent Registered Public Accounting Firm have been filed as part of this Form 10-K:

2. Financial Statement Schedules

All schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

(b)           Exhibits.

The following table lists the exhibits filed as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission.

Exhibit Number	Description

2.1	Second Amended Plan of Reorganization dated as June 17, 2002. (5)

3.1	Amended and Restated Articles of Incorporation. (4)

3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (13)

3.3	Bylaws. (30)

4.1	Common Stock Purchase Agreement by and among ZAP and Fusion Capital Fund II, L.P. dated as of July 22, 2004. (6)

4.2	Form of Series B Warrant to Purchase Common Stock of the Company. (13)

4.3	Form of Class K Warrant to Purchase Common Stock of the Company. (13)

10.1	Settlement Agreement between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)

10.2	2004 Consultant Stock Plan. (7)

10.3	Convertible Promissory Note by and among the Company and Jeffrey G. Banks and Karen A. Banks, Trustees of the Banks Living Trust dated as of April 12, 2004. (1)

10.4	Purchase and Sale Agreement by and among Atocha Land LLC and ZAP dated as of March 7, 2003. (3)

10.5	Promissory Note by and among Atocha Land LLC and ZAP dated as of March 7, 2004. (3)

10.6	Common Stock Purchase Agreement by and among the Company and Fusion Capital Fund II, LLC dated as of July 22, 2004. (6)

10.7	Registration Rights Agreement between the Company and Fusion Capital Fund II, LLC dated as of July 22, 2004. (6)

10.8	Form of Common Stock Purchase Warrant by and among the Company and Fusion Capital Fund II, LLC dated as of July 20, 2004. (6)

10.9	Consulting Agreement by and among the Company and Evan Rapoport dated as of January 8, 2004. (1)

10.10	Asset Purchase Agreement by and among the Company and Jeff Banks dated as of April 12, 2004. (1)

10.11	Private Placement Investment Agreement by and among the Company and Phi-Nest Fund LLP dated as of April 14, 2004. (1)

10.12	Consulting Agreement by and among the Company and Elexis International, Inc. dated as of April 21, 2004. (1)

10.13	Consulting Agreement by and among the Company and Sunshine 511 Holdings dated as of February 21, 2004. (1)

10.14	Conversion Agreement by and among the Company and Smart Automobile, LLC dated as of October 25, 2004. (2)

10.15	Master Distribution Agreement by and among Apollo Energy Systems, Inc. and Voltage Vehicles Corporation dated as of August 6, 2004. (8)

10.16	ZAP Floor Line and Dealer Development Agreement by and among the Company and Clean Air Motors, LLC dated as of June 28, 2004. (9)

10.17	Exclusive Purchase, License and Supply Agreement by and among ZAP and Smart Automobile, LLC dated as of April 19, 2004. (1)

10.18	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (13)

10.19	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (13)

10.20	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable dated as of December 30, 2004. (13)

10.21	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (13)

10.22	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (13)

10.23	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC dated as of February 22, 2005. (10)

10.24	Financing Agreement between ZAP and Surge Capital II, LLC dated as of September 12, 2005. (11)

10.25	Exclusive Purchase, License, and Supply Agreement by and among the Company, Voltage Vehicles, and Obvio! Automotoveiculos S.P.E. Ltda dated as of September 15, 2005. (12)

10.26	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile. (14)

10.27	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC. (15)

10.28	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006. (16)

10.29	ZAP Guarantee. (17)

10.30	Shandong Jindalu Vehicle Co., Ltd. Guarantee. (18)

10.31	Agreement to Form Joint Venture between Shadong Jindalu and ZAP dated as of September 21, 2006. (19)

10.32	Security Purchase Agreement between ZAP and Certain Institutional Investors dated as of December 5, 2006. (20)

10.33	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors dated as of February 20, 2007. (21)

10.34	Form of Convertible Note. (21)

10.35	Form or Warrant. (21)

10.36	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles. (22)

10.37	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system.(23)

10.38	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric and hybrid vehicles for the worldwide passenger car, truck and bus markets. (24)

10.39	Form SB-2 Registration of Common Stock.

10.40	Settlement and Mutual Release Agreement with Gemini Master Fund, LTD and Gemini Strategies, LLC dated May 7, 2008. (21)

10.41	Note Purchase Agreement with Al Yousuf dated May 8, 2008. (21)

10.42
Promissory Note in favor of Al Yousuf LLC, dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008. (22)

10.43	Subscription Agreement dated June 9, 2009 from The Banks Group LLC. (26)

10.44	Subscription Agreement dated June 9, 2009 from The Banks Development Trust. (26)

10.45	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Group, LLC. (26)

10.46	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Development Trust. (26)

10.47	Employment Agreement with Gary Dodd, President of ZAP. (27)

10.48	Securities Purchase Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)

10.49	Secured Convertible Promissory Noted dated August 6, 2009 with Cathaya Capital L.P. (28)

10.50	Security Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)

10.51	Warrant (First) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (28)

10.52	Warrant (Second) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (28)

10.53	Registration Rights Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)

10.54	Voting Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)

10.55	Indemnification Agreement dated August 6, 2009 with Priscilla Lu. (28)

10.56	Amendment to Prior Employment Agreement dated August 6, 2009 with Steven Schneider. (28)

10.57	Joint Venture Contract regarding ZAP Hangzhou dated December 11, 2009 with Better World International, LTD and Holley Group. (29)

10.58	Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd., dated July 2, 2010. (31)

10.59	Joint Venture Contract, dated July 2, 2010 with Jonway Group Co., Ltd. (31)

10.60	Securities Purchase Agreement, dated July 9, 2010. (32)

10.61	Senior Secured Convertible Note and Warrant Purchase Agreement with China Electric Vehicle Corporation dated January 12, 2011. (33)

10.62	Senior Secured Convertible Promissory Note to China Electric Vehicle Corporation dated January 12, 2011. (33)

10.63	Warrant to Purchase Common Stock to China Electric Vehicle Corporation dated January 12, 2011. (33)

10.64	Amended and Restated Registration Rights Agreement dated January 12, 2011. (33)

10.65	Amended and Restated Voting Agreement dated January 12, 2011. (33)

10.66	Employment Agreement with Benjamin Zhu (Zhu Li Dong), Chief Executive Officer of ZAP.

10.67	2002 Incentive Stock Plan. (34)

10.68	2006 Incentive Stock Plan. (35)

10.69	2007 Consultant Stock Plan. (36)

10.70	2008 Equity Compensation Plan. (37)

10.71	Remy Inc. and Zap - Development and Supply Agreement

10.72	Note Purchase Agreement with Samyang Optics Co. LTD December 31, 2009

10.73	ZAP Subordinated Convertible Promissory Note dated February 11, 2010

10.74	International Distribution Agreement dated January 27, 2010

10.75	Purchase Order for ZAP Jonway UFO Electric SUV dated

10.76
Amendment to that certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd., dated July 2, 2010, between ZAP and Jonway Group Co., Ltd.

10.77	Management Agreement between ZAP and Cathaya Capital, L.P., dated November 10, 2010. (38)

10.78	Distribution Agreement between ZAP and Goldenstone Worldwide Limited, dated October 10, 2010. (38)

21.1	List of subsidiaries.

23.1	Consent of Friedman LLP — Form S-8

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

(1)	Previously filed as an exhibit to the Registrants’ Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on May 17, 2004 and incorporated by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K of November 5, 2004 and incorporated by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated by reference.
(4)
Previously filed as an exhibit to the Registrant’s Registration Report on Form S-8 filed on February 3, 2006 as amended by the exhibit to the Registrant’s Quarterly Report on Form 10QSB filed on August 14, 2006 and incorporated by reference.

(5)	Previously filed as an exhibit to the Registrant’s Form 8-K of July 12, 2002 and incorporated by reference.
(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2004 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 22, 2004 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2004 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on August 16, 2004 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Yearly Report on Form 10KSB filed with the Securities and Exchange Commission on April 5, 2005 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2007 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2007 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2007 and incorporated herein by reference.
(25)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 24, 2007, effective on October 2, 2007 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 2006 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2010 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on February 3, 2006 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on April 11, 2007 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on April 11, 2007 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on March 13, 2009 and incorporated herein by reference.
(38)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

By:  /s/ Steven M. Schneider
Steven M. Schneider
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2011

By:  /s/ Alex Wang
Alex Wang
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steven M. Schneider, Alex Wang and Benjamin Zhu as his or her attorney-in-fact for him or her, in any and all capacities, to sign each amendment to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ STEVEN M. SCHNEIDER Steven M. Schneider	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2011

By: /S/ ALEX WANG Alex Wang	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2011

By: /S/ WILLIAM HARTMAN William Hartman	Secretary (principal financial and accounting officer)	April 15, 2011

By: /S/ GARY DODD Gary Dodd	Director and President	April 15, 2011

By: /S/ PRISCILLA LU Priscilla Lu	Director and Chairperson	April 15, 2011

By: /S/ MARK ABDOU Mark Abdou	Director	April 15, 2011

By: /S/ PETER H. SCHOLL Peter H. Scholl	Director	April 15, 2011