Form 10-K/A
period 2010-12-31
ZAP
filed 2011-04-29
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K (Amendment No. 1)
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

There were a total of 218,104,955 shares of the Registrant’s Common Stock outstanding as of April 14, 2011.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

ZAP (“ZAP”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to our Annual Report on Form 10-K for the period ended December 31, 2010, which was originally filed on April 15, 2011 (the “Original 10-K Report”), solely to set forth information required by Part III, Items 10 through 14 of Form 10-K, as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original 10-K Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original 10-K Filing that is amended by this Amended Report is also restated in its entirety, and this Amended Report is accompanied by currently dated certifications on Exhibit 31.1 by ZAP’s Principal Executive Officer and Exhibit 31.2 by ZAP’s Principal Financial Officer. The Original 10-K Report was amended to: (i) delete the reference on the cover of the Original 10-K Report to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original 10-K Report, (ii) revise Part III, Items 10 through 14 of the 10-K Report to include information previously omitted from the Original 10-K Report, and (iii) revise the Exhibit Index to reflect the filing of the updated Certifications.

Except as expressly set forth herein, this Amended Report does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments described above. Accordingly, this Amendment should be read in conjunction with the Original 10-K Report and ZAP’s other filings with the SEC.

TABLE OF CONTENTS

Item No.	Page

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	21

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

DIRECTORS

Set forth below are the names, ages, and certain biographical information relating to our current directors, including specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a member of our Board of Directors.

Each of the individuals indicated as “Nominee” below is not currently a member of the Board of Directors, but has been nominated by the Board of Directors for election to the Board of Directors at ZAP's next annual meeting of shareholders. In addition, the Board of Directors has nominated the current directors Dr. Lu, Mr. Schneider, Mr. Wang and Mr. Abdou for election to the Board of Directors at ZAP’s next annual meeting of shareholders.

Directors	Positions and Offices Held with ZAP
Priscilla Marilyn Lu, Ph.D.	Director, Chairman of the Board of Directors
Steven Schneider	Director, Co-Chief Executive Officer, Secretary
Alex Wang	Director, Co-Chief Executive Officer
Mark Abdou	Director
Peter Scholl (1)	Director
Gary Dodd (1)	Director
Georges Penalver (Nominee)	None
Goman Chong (Nominee)	None
Patrick Sevian (Nominee)	None

(1) Mr. Scholl and Mr. Dodd will not stand for re-election to the Board of Directors.

Business Experience and Qualifications of Directors and Nominees

Dr. Lu, 58, has served as a director of ZAP since August 2009.  Dr. Lu has served as founder and general partner of Cathaya Capital, L.P., a private equity venture fund focused on technology-based mature businesses, leveraging cross border alliances in China, with an emphasis in the clean technology and health care industries.  From 2003 to 2009, Dr. Lu was a China advisor to Mayfield Fund, a venture capital firm with over $2.8 billion under management. While at Mayfield Fund, Dr. Lu helped found the GSR Fund, a venture capital fund in China overseeing more than $700 million in investments.  In 2006, Dr. Lu founded ViDeOnline Inc., a company which delivered digital media over secured broadband and mobile networks to service providers to China broadband operators, and Dr. Lu served as its Chief Executive Officer from 2005 to 2007.  In 1994, Dr. Lu founded interWAVE Communications, Inc., a provider of mobile GSM and CDMA networks. Dr. Lu served as its Chief Executive Officer and its Chairman until 2003.  Dr. Lu oversaw the initial public offering of interWAVE’s Common Stock on the NASDAQ stock exchange.  Before this, Dr. Lu was at AT&T Bell Laboratories for 16 years, where she led efforts in digital switching and networking and developed the early technologies in CMOS VLSI in microprocessors.  Dr. Lu has a B.S. and M.S. in Computer Science and Mathematics from University of Wisconsin, Madison and holds a Ph.D. in Electrical Engineering and Computer Science from Northwestern University, funded as a Bell Labs Scholar.  Dr. Lu possesses particular knowledge and experience in technology and international business that strengthen the Board of Directors’ collective qualifications, skills, and experience.

The Board of Directors has concluded that Dr. Lu should serve as a director of ZAP because of her experience, knowledge, and expertise in technology and international business, her experience as Chairman of the Board of Directors of ZAP, and her experience as founder and general partner of Cathaya Capital L.P., which, with its affiliates, is ZAP’s largest investor.

Mr. Schneider, 50, has served as Secretary of ZAP since April 2011 and a director and Chief Executive Officer of ZAP since October 2002, when ZAP acquired RAP Group and Voltage Vehicles, businesses he founded which specialized in the distribution of electric and alternative fuel vehicles including automobiles, motorcycles and bicycles.  Mr. Schneider currently serves as the Vice Chairman of Samyang Optics Co., Ltd., a Korean optical lens manufacturing and distribution company turning to the electronic vehicle market in Korea and an investor in ZAP. Mr. Schneider was also recently appointed the President of Voltage Vehicles, one of ZAP’s subsidiaries.  Recently, Mr. Schneider was named a member of the Bay Area Council, business leaders committed to promoting the health and well-being of the Bay Area with a focus on building the economic region’s relationship with China and was appointed a Senior Advisor for Economic Development to Hangzhou, one of China's "Innovation Zones."  Mr. Schneider possesses particular knowledge and experience in automobile industry that strengthens the Board of Directors’ collective qualifications, skills, and experience.

The Board of Directors has concluded that Mr. Schneider should serve as a director of ZAP due to his experience in the automotive industry and his service as Chief Executive Officer of ZAP since October 2002.

Mr. Wang, 28, has served as Co-Chief Executive Officer and director of ZAP since October 2010.  Mr. Wang has also been the Chief Executive Officer of ZAP’s now 51% owned subsidiary Zhejiang Jonway Automobile Co. Ltd., or Jonway, since March 2009.  He has been the Chief Operating Officer of Jonway Group Co., Ltd. from June 2006 to March 2009.  Mr. Wang graduated from the University of Sunderland in the United Kingdom with an undergraduate degree in business administration.

The Board of Directors has concluded that Mr. Wang should serve as a director of ZAP because of his experience in the automobile industry in China and his service as the Chief Executive Officer of Jonway, which experience will be important for its integration into ZAP.

Mr. Abdou, 37, has served as a director of ZAP since June 2009.  Mr. Abdou founded and has been the Managing Partner of Libertas Law Group, a law firm, since April 2009.  From August 2008 to March 2009, Mr. Abdou served as General Counsel and Senior Vice President of GTX Corp, which developed miniaturized GPS tracking and cellular location-transmitting technology platforms for integration into a wide variety of consumer products.  From December 2003 to August 2008, Mr. Abdou was a partner at Richardson & Patel, LLP, a law firm.  Mr. Abdou received his Bachelor of Arts degree in Biological Sciences from the University of Southern California in 1996, and his Juris Doctorate from the UC Berkeley School of Law (Boalt Hall) in 1999.  Thereafter, he was licensed to practice law by the California State Bar in 1999.

The Board of Directors has concluded that Mr. Abdou should serve as a director of ZAP because of his experience in law and international business that strengthens the Board of Directors’ collective qualifications, skills, and experience.

Peter H. Scholl, 64, has served as a director of ZAP since 2006.  Since 2005, Mr. Scholl has been an independent engineering consultant. From 2003 to 2005, Mr. Scholl served as President of Rotoblock Inc. in Canada and Rotoblock Corporation, a Nevada corporation, in the development of Oscillating Piston Engine technology. He served as President of Unimont Inc., a real estate development firm, in Penticton, Canada from 2001 to 2003. From 1996 to 2000, Mr. Scholl worked on the development of water purification systems in Arizona. Mr. Scholl has a Bachelor’s of Science degree in Mechanical Engineering from the Institute of Technology in Biel, Switzerland. Mr. Scholl possesses particular knowledge and experience in technology that strengthen the Board of Director’s collective qualifications, skills, and experience.

Gary Dodd, 67, has served as a director and President of ZAP since June 2009.  Mr. Dodd served as one of the first general managers for Toyota Motor Corporation’s first plant in the United States.  Mr. Dodd also served as chairman of the management committee and participated actively in the plant’s TPS (Toyota Production System) programs.  He chaired the committee that developed the Toyota Supplier Support Center, and in 1993, he was appointed General Manager of National Manufacturing Relations for all of its United States manufacturing, design, testing, and component parts production interests.  With the support of Toyota, Mr. Dodd started his own company and supplied Toyota, Honda, Nissan, BMW, Mercedes, Hyundai, Ford and General Motors with JIT, sequenced component parts from eleven plant locations, which he built in locations close to his customers. Mr. Dodd possesses particular knowledge and experience in automobile manufacturing that strengthens the Board of Director’s collective qualifications, skills, and experience.

Mr. Penalver, 53, serves as a general partner of Cathaya Capital, L.P.  Formerly, he joined Orange / France Telecom Group, a publicly traded French telecommunications company, in September 2005, serving as Group Senior Executive Vice President for Strategic Marketing, where he was in charge of the creation and the development of all products and services for the entire Orange / France Telecom Group.  From 2009 to April 2011, he was in charge of Group Strategy and Development and Strategic Initiatives and Partnerships for the Group.  Before joining Orange / France Telecom Group, Mr. Penalver was Deputy CEO of SAGEM Communications (SAFRAN group), a communication electronics company.  From 2002 to 2005, he developed SAGEM’s Broadband Communications Business, overseeing the launch of new fixed and mobile product offers, industrial deployment in Tunisia, Asia and Eastern Europe, and the development of sales networks in Europe, China, Southeast Asia, Australia, the Middle East, Africa and the Americas.  Mr. Penalver is a graduate of the Ecole nationale supérieure d’ arts et métiers (gold medal, 1974) and the Ecole nationale supérieure des télécommunications in Paris (1980).  He is also a Knight of the French Ordre National du Mérite.

The Board of Directors has concluded that Mr. Penalver should serve as a director of ZAP because of his management and international business experience at France Telecom SA and SAGEM and his experience as a general partner of Cathaya Capital L.P., which, with its affiliates, is ZAP’s largest investor.

Mr. Chong, 36, serves as a general partner of Cathaya Capital, L.P.  He has also been the President of Daifu Waste Management Holdings Limited since September 2007, a medical waste management company invested in by Goldman Sachs.  Mr. Chong served as the Chief Executive Officer of Daifu Group, a medical information portal, from June 2007 to January 2009. From April 2004 to January 2006, he served as a Business Development Manager in Beijing for News Corporation, a global media company. Mr. Chong received his MBA degree from the Tsinghua–M.I.T. Sloan joint program at Tsinghua School of Economics and Management in 2004, and his Bachelor of Arts degree in Economics, Statistics and Actuarial Science from the University of Toronto in 1997.

The Board of Directors has concluded that Mr. Chong should serve as a director of ZAP because of his background in economics, his experience, knowledge, and expertise in international business, and his experience as founder and general partner of Cathaya Capital L.P., which, with its affiliates, is ZAP’s largest investor.

Mr. Sevian, 53, has served as the Chief Executive Officer and Chairman of the Board of Directors of Sagemcom Group (formerly SAGEM Communications), a French communication electronics company, since 2007 and has been its President since 2008. Before that, he served in various positions with SAGEM Communications since 1982, including Deputy CEO in charge of the Broadband Communications Business Group from 2005 to 2007.  Mr. Sevian is a graduate of the Ecole nationale supérieure d’ arts et métiers (silver medal, 1981).

The Board of Directors has concluded that Mr. Sevian should serve as a director of ZAP because of his experience in international business that strengthens the Board of Directors’ collective qualifications, skills, and experience.

EXECUTIVE OFFICERS

Set forth below are the names, ages, and certain biographical information about our current executive officers.

Executive Officer	Positions and Offices Held with ZAP
Steven Schneider (1)	Co-Chief Executive Officer, Secretary and Director
Alex Wang (1)	Co-Chief Executive Officer and Director
Benjamin Zhu	Chief Financial Officer
H. David Jones	Chief Operating Officer

(1) Biographical information for Mr. Schneider and Mr. Wang is included above under the caption “Directors”.

Mr.  Zhu, 40, has been ZAP’s Chief Financial Officer since March 2011.  Prior to that, he was the deputy head of finance at BAIC Foton Auto Group, a large commercial vehicle manufacturer, since August 2009. From July 2008 to July 2009, Mr. Zhu served as the CFO of Ready Medicine Group, a drug wholesale and retail business, where he oversaw mergers and acquisitions in China in addition to financial responsibilities.  From March 2007 to June 2008, Mr. Zhu was the finance director of Chery Global, one of China’s largest automobile manufacturers.  From August 2005 to February 2007, Mr. Zhu was an audit director at Homeworld Hypermarket Group, a large retailer in China, where he helped prepare for its initial public offering.  Mr. Zhu also has 9 years of combined experience at the international accounting firms of Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Mr. Zhu obtained a degree in Industry Economics from the Southwest University of Finance and Economics in China in 1993.

Mr.  Jones, 65, has been ZAP’s Chief Operating Officer since April 2010.  Prior to that, from September 2008 to April 2010, Mr. Jones was an international consultant to Chevron’s wholly owned contracting organization in Angola, Africa, Cabinda Gulf Oil Company Ltd.  From June 2006 to September 2008, Mr. Jones worked at Jones Realty, a real estate company.  From June 1994 to June 2006, Mr. Jones held positions in interWAVE Communications, Inc., a provider of mobile GSM and CDMA networks, as Vice President of International Sales and Vice President of Marketing.  Mr. Jones earned a Bachelor of Science degree in Business Administration from Capital University in Columbus, Ohio in 1967, an MBA from Ohio University in Athens, Ohio in 1969, and is a graduate as of 1989 from the Executive Management Program in the School of Organization and Management at Yale University in New Haven, CT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ZAP’s officers and directors and persons who own more than 10% of ZAP’s Common Stock to file reports of ownership and changes in ownership with the

Securities and Exchange Commission. These persons are required to provide ZAP with copies of all Section 16(a) forms that they file. Based solely on ZAP’s review of these forms and written representations from the officers and directors, ZAP believes that all Section 16(a) filing requirements were met during fiscal 2010, other than late reports filed by Priscilla Marilyn Lu, Cathaya Capital, L.P., Better World International Limited, H. David Jones, William Hartman, Amos Kazzaz, Alex Wang, Eqbal Al Yousuf and Al Yousuf LLC and unfiled reports required by Benjamin Zhu, The Banks Group and Goldenstone Worldwide Limited.  The following parties are no longer required to report under Section 16(a), but ZAP has no knowledge as to whether they have filed required Section 16(a) reports: Albert Lam, Louis Albert Auletta, Guy Fieri, Mark Haywood, Matthias R. Heinze, Renay Cude, Max Scheder-Bieschin, Gary Starr and Amos Kazzaz.

Corporate Governance

ZAP is committed to excellence in corporate governance and maintains clear policies and practices that promote good corporate governance.  To this end, we have adopted a clear Corporate Governance Policy, as well as charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee that clearly establish the committees’ respective roles and responsibilities. ZAP has also adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.

A copy of our Code of Business Conduct and Ethics is posted on our Internet website at www.zapworld.com/corporate-governance. Information on, or accessible through, this website is not a part of, and is not incorporated into, this annual report. If we make any amendment or modification to any provision of the Code of Business Conduct and Ethics that applies to our officers or directors, we intend to disclose such amendment or waiver and the reasons therefore on our Internet website at www.zapworld.com within two days of the action by the Board of Directors approving such amendment or modification or pursuant to applicable SEC rules.

ZAP’s primary corporate governance documents, including our Corporate Governance Policy, Code of Ethics and Committee Charters, are available to the public on our website at http://www.zapworld.com/corporate-governance.

Item 11.                      Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2010.

Directors who are employees of ZAP do not receive compensation from us for the services they provide as directors. ZAP entered into an agreement with each of the independent directors, Peter Scholl and Mark Abdou, pursuant to which they were entitled to receive $30,000 per annum as compensation for services and $4,000 per annum for each committee served.  In addition to the aforementioned, in 2010, according to the agreements, the outside directors also were entitled to receive $25,000 in shares of Common Stock, an option to purchase up to $60,000 in shares of Common Stock and an option to purchase up to $18,000 in shares of Common Stock for each committee of the Board of Directors on which the outside directors serve.

Directors are reimbursed for out-of-pocket travel and other expenses incurred in attending Board of Directors and/or committee meetings.

The Compensation Committee is responsible for establishing components of compensation for directors and recommending changes to the Board of Directors.

The following table provides information as to compensation for services of the directors during fiscal 2010.

Director Compensation

Name __________________________________	Fees Earned or Paid in Cash ($) __________	Stock Awards ($) (1) _________	Option Awards ($) (2) _________	All Other Compensation ($) _______	Total ($) ____
Steven Schneider	—	—	—	—	—
Alex Wang (3)	—	—	—	—	—
Gary Dodd	—	—	—	—	—
Mark Abdou	12,000	32,000	41,040	—	85,040
Priscilla Lu	—	—	—	—	—
Peter Scholl	9,500	36,500	41,040	—	88,040
Eqbal Al Yousuf (4)	—	—	—	—	—

(1)           The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of restricted stock unit awards issued pursuant to the 2008 Equity Compensation Plan.  The grant date fair value of these awards is calculated using the closing price of ZAP’s Common Stock on the grant date as if these awards were vested and issued on the grant date.  There can be no assurance that these grant date fair values will ever be realized by the non-employee directors.  For information regarding the number of unvested restricted stock units held by each non-employee director as of December 31, 2010, see the column “Unvested Restricted Stock Units Outstanding” in the table below.

(2)           Options to purchase 228,000 Shares of ZAP Common Stock were awarded to non-employee directors in fiscal 2010.  For information regarding the number of outstanding stock options held by each non-employee director as of December 31, 2010, see the column “Stock Options Outstanding” in the table below.

(3)	Appointed on October 25, 2010.

(4)	Resigned on December 30, 2010.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2010 include ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers in fiscal 2010, or the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Schneider, Co-Chief Executive Officer and Secretary	2010 2009	240,000 179,000	— —	— 31,750	— 3,522,541	— —	— —	— —	240,000 3,733,291
Alex Wang, Co-Chief Executive Officer (3)	2010 2009	121,448 (4) —	— —	— —	— —	— —	— —	— —	121,448 —
H. David Jones, Chief Operations Officer (5)	2010 2009	66,656 —	— —	40,000 —	120,000 —	— —	— —	10,000 (6) —	236,656 —
Gary Dodd, President (7)	2010 2009	100,000 58,337	— 50,000	25,000 —	— 318,780	— —	— —	— —	125,000 427,117

(1)           The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of restricted stock unit awards issued pursuant to the 2008 Equity Compensation Plan.  The grant date fair value of these awards is calculated using the closing price of ZAP’s Common Stock on the grant date as if these awards were vested and issued on the grant date.  There can be no assurance that these grant date fair values will ever be realized by the Named Executive Officers.

(2)           The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2010	2009
Dividends	None	None
Expected volatility	107.5% to 122.6%	113.5% – 158.2%
Risk free interest rate	1.20% to 2.98%	2.93% - 3.31%
Expected life	5.0 – 5.75 years	5.0 – 5.75 years

(3)           Mr. Wang was appointed as ZAP’s Co-Chief Executive Officer on October 25, 2010.

(4)           Mr. Wang’s compensation for 2010 was RMB 800,000, represented here as the dollar exchange rate at December 31, 2011, paid by Jonway, ZAP’s 51% owned subsidiary.

(5)           Mr. Jones was appointed as ZAP’s Chief Operations Officer on April 19, 2010.

(6)           ZAP paid $10,000 in 2010 for the rental of an apartment for Mr. Jones in Santa Rosa, California.

(7)           Mr. Dodd was appointed as ZAP’s President on June 1, 2009.

ZAP has no employment agreements with any employee as at December 31, 2010.  ZAP entered into an employment agreement with Mr. Zhu as of March 1, 2011, which provides for a base salary of $140,000, an option grant of 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements.  If Mr. Zhu is terminated after three months of employment with ZAP, unless terminated for cause, by death or disability, Mr. Zhu will be paid an amount equal to his salary for the remainder of the 21-month period following his initial 3 months of employment.

Outstanding Equity Awards At 2010 Fiscal Year-End

Name ___________	Option Awards _____________________________________________________				Stock Awards ________________________
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Steven Schneider, Co-Chief Executive Officer and Secretary	220,000 550,000 566,117 348,588 572,686 390,966 1,000,000 5,092,963	0 0 0 0 0 0 0 3,240,977	$0.23 $1.15 $1.20 $0.85 $0.94 $0.83 $0.39 $0.39	7/5/2012 6/23/2014 11/16/2014 6/7/2015 11/9/2017 8/11/2016 8/9/2014 8/9/2014	—	—
Alex Wang, Co-Chief Executive Officer	—	—	—	—	—	—
H. David Jones, Chief Operations Officer	88,889	312,111	$0.30	4/7/2015	—	—
Gary Dodd, President	1,150,00	0	$0.40	5/30/2014	—	—

Potential Payments upon Termination or Change in Control

Acceleration of Equity Awards
Each outstanding award to all employees under the 2008 Equity Compensation Plan, the 2006 Incentive Stock Plan, and the 2002 Incentive Stock Plan that is subject to vesting provisions may vest in full and become immediately exercisable upon a change in control or in the event of the named executive officer’s death, terminal illness or long-continued and indefinite illness. The 2007 Consultant Stock Plan and 2004 Consultant Stock Plan do not contain such a provision.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table summarizes the options granted under our 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, Amended and Restated 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan as of December 31, 2010.  We currently have reserved a total of 45 million shares of our Common Stock for granting awards, including 10 million shares under our 2002 Incentive Stock Plan, 4 million shares under our 2006 Incentive Stock Plan, 10 million  shares under our 2007 Consultant Stock Plan, and 10 million shares under our 2008 Equity Compensation Plan. All plans were approved by our shareholders. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

Equity Compensation Plan Table

Equity Compensation Plans Approved By Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (in thousands)
Grants under the 2008 Equity Compensation Plan	19,294 (1)	$0.37	0
Grants under the 2007 Consultant Stock Plan	1,500	$0.51	4,500
Grants under the 2006 Incentive Stock Plan	3,290	$0.72	817
Grants under the 2004 Consultant Stock Plan	—	$ —	1,000
Grants under the 2002 Incentive Stock Plan	2,694	$0.92	6,204
Equity Compensation Plans Not Approved by Security Holders	—	—	—
	___________	__________	__________
Total	26,778	$0.47	13,087

(1) Certain options granted under the 2008 Equity Compensation Plan are subject to shareholder approval of the amended and restated 2008 Equity Compensation Plan, which increases the number of shares available for grant under the plan to 40 million.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 14, 2011 for (i) each director and nominee, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group.  Unless otherwise listed below, the address for each investor is ZAP’s address: 501 Fourth Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned.  In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 501 Fourth Street, Santa Rosa, CA 95401.  The number of shares beneficially owned by each person or group as of April 14, 2011 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 14, 2011, including, but not limited to, upon the exercise of options or the vesting of restricted stock units.  References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 14, 2011 that were exercisable on or within 60 days after April 14, 2011, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of April 14, 2011 that would vest and could settle on or within 60 days after April 14, 2011. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 218,104,955 shares of Common Stock outstanding on April 14, 2011 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 14, 2011.

Name	Number of Shares Beneficially Owned _________	Percent Owned ________
Goldenstone Worldwide Limited	30,000,000	13.75%
The Banks Group (1)	15,048,297	6.59%
Alex Wang	4,000,000	1.83%
Steven Schneider (2)	24,139,219	10.10%
Cathaya Capital L.P. (3)	192,131,788	57.31%
Priscilla Lu (4)	192,131,788	57.31%
William Hartman (5)	2,440,841	1.10%
Gary Dodd (6)	1,169,841	*
H. Dave Jones (7)	289,334	*
Mark Abdou (8)	194,423	*
Peter Scholl (9)	859,580	*
Benjamin Zhu	—	0.00%
Gomen Chong	—	0.00%
Georges Penalver	—	0.00%
Patrick Sevian	—	0.00%
All Directors and Executive Officers as a group (11 persons) (10)	225,225,026	62.54%

* Less than one percent.

(1)	Includes warrants to purchase 10,200,000 shares of Common Stock issued to Jeffrey & Banks, an affiliate of the Banks Group.

(2)
Includes 12,231,952 shares of Common Stock issuable upon the exercise of various warrants and 8,741,320 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(3)
Includes (a) 84,265,000 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 2,866,788 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 14, 2011 held by Dr. Priscilla Marilyn Lu.

(4)
Dr. Lu is the Chairman of the Board of Directors of ZAP and is also founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P., a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”).  Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World.  Accordingly, Ms. Lu’s beneficial ownership may be deemed to include (a) a promissory note convertible into 84,265,000 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 2,866,788 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 14, 2011 held by Dr. Priscilla Marilyn Lu. Dr. Lu disclaims ownership of the shares beneficially owned by China Electric Vehicle Corporation, Cathaya Capital, L.P. and Better World International Limited, except to the extent of her pecuniary interest therein.

(5)
Includes 829,369 shares of Common Stock issuable upon the exercise of various warrants and 1,003,333 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(6)	Includes 1,150,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(7)	Includes 156,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(8)	Includes 53,580 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(9)
Includes 660,000 shares of Common Stock issuable upon the exercise of various warrants and 53,580 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 14, 2011.

(10)	Includes shares, options and warrants described in the notes above, as applicable.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Financing Provided to ZAP by Cathaya Capital, L.P., Better World International Limited and China Electric Vehicle Corporation, Who Are Affiliated with Dr. Lu, Chairman of the Board of ZAP

Dr. Priscilla Lu was appointed to the Board of Directors of ZAP on August 6, 2009.  Ms. Lu is also a founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P., a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”).  Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World.

On August 6, 2009, ZAP entered into a Securities Purchase Agreement with Cathaya (the “2009 Securities Purchase Agreement”), pursuant to which Cathaya purchased 20 million shares of ZAP’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $5 million. In addition warrants were also issued to Cathaya, which grants Cathaya the right to purchase up to 10 million shares of ZAP’s Common Stock at a price of $0.50 per share.  The warrants expire on August 6, 2014.

On August 6, 2009, in connection with the 2009 Securities Purchase Agreement, ZAP also entered into a Secured Loan Facility with Cathaya pursuant to a Secured Convertible Promissory Note (the “2009 Note”). The 2009 Note provides for an aggregate principal amount of up to $10 million in advances to be made to ZAP by Cathaya prior to October 1, 2012.  The aggregate principal amount of the advances made under the 2009 Note accrues interest at a rate per annum equal to the greater of (i) five percent (5%), or (ii) three percent (3%) plus prime.  The aggregate principal amount of each advance made under the 2009 Note plus interest becomes due and payable to Cathaya on the earlier of (i) the two year anniversary of the date such advance was made and (ii) December 31, 2012.  The 2009 Note is convertible into shares of ZAP’s Common Stock at a conversion rate, subject to any adjustments called for by the terms of the 2009 Note, of 2,000 shares of Common Stock for each $1,000 principal amount of the 2009 Note being converted.  The 2009 Note is secured by the terms and conditions of a security agreement covering all of ZAP’s assets other than those assets specifically excluded from the lien created by the Security Agreement. Cathaya was also issued a warrant granting it the right to purchase up to 6 million shares of ZAP’s Common Stock at a price of $0.50 per share, based on the amount advanced on the 2009 Note and expiring on August 6, 2014. As of April 22, 2011, no amounts have been advanced on the 2009 Note.

In connection with the 2009 Securities Purchase Agreement and Dr. Lu’s appointment to the Board of Directors of ZAP, Dr. Lu was issued a nonstatutory stock option to purchase one million shares of ZAP’s Common Stock that was fully vested and exercisable when granted and a nonstatutory option to purchase 5,600,364 shares of ZAP, which vests in three equal yearly installments starting August 5, 2010.

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World pursuant to which ZAP issued Better World six million shares of ZAP’s Common Stock in exchange for entry into a Distribution Agreement on the terms set forth in the Stock Purchase Agreement.

On July 9, 2010, Cathaya entered into a securities purchase agreement pursuant to which it purchased forty-four million shares of ZAP’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $11 million.

On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, pursuant to which ZAP issued Cathaya five million shares of its Common Stock in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services.

On January 12, 2011, ZAP entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “CEVC Agreement”) with CEVC.  Pursuant to the CEVC Agreement, (i) CEVC purchased from ZAP a Senior Secured Convertible Note (the “CEVC Note”) in the principal amount of US$19 million, (ii) ZAP issued to CEVC a warrant (the “CEVC Warrant”) exercisable for two years for the purchase of up to 20 million shares of ZAP’s Common Stock at $0.50 per share, subject to adjustments as set forth therein, (iii) ZAP, certain investors and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) ZAP, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, which grants certain registration rights relating to the Note and the Warrant, and (v) ZAP and CEVC entered into a Security Agreement that secures the Note with all of ZAP’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

The CEVC Note matures 13 months from issuance, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, subject to any adjustments called for by the terms of the Note, into (a) shares of Common Stock of ZAP at a conversion rate of 4,435 shares of capital stock for each $1,000 principal amount of the Note being converted, or (b) the capital stock of Zhejiang Jonway Automobile Co, Ltd. at a conversion rate of 0.003743% of such shares owned by ZAP for each $1,000 principal amount of the Note being converted. Upon such a conversion, any accrued interest on the Note is waived.

ZAP used the proceeds of the CEVC Note to complete the acquisition of 51% of the capital stock of Zhejiang Jonway Automobile Co. Ltd.

Transactions with Al Yousuf LLC, Whose President was a Director of ZAP

ZAP entered into various financing arrangements during the second and third quarter of fiscal 2008 with The Al Yousuf Group, a Dubai-based conglomerate and a shareholder of ZAP. The President of Al Yousuf LLC is Mr. Eqbal Al Yousuf, who was a director of ZAP from 2007 until his resignation on December 30, 2010, and who negotiated the terms and provisions of the financing arrangements.

On July 30, 2008 we received a $10 million financing arrangement from the Al Yousuf Group, a Dubai-based conglomerate to provide future working capital to ZAP and help meet the growing demand for ZAP electric vehicles. The financing arrangement allowed for advances by ZAP commencing on the date of a promissory note (the “AY Note”). The initial outstanding principal sum advanced to ZAP under the AY Note was $1,760,000, which was used to pay off the existing secured note payable on ZAP’s corporate headquarters building.  The AY Note matured on February 28, 2010. Interest only payments were due under the AY Note on a monthly basis, commencing on August 30, 2008.  All principal and interest due under the AY Note is secured by the corporate headquarters building and land located in Santa Rosa, California.

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of Sonoma.  The complaint alleged causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  In its complaint, Al Yousuf LLC claimed that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Al Yousuf LLC sought to foreclose on the property that secures the loan agreement and recover their attorneys fees, and obtain such other and further relief as the court may deem just and proper.  On March 1, 2010, ZAP filed an offer to settle the complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. Pursuant to the terms of the Settlement Offer, ZAP was to (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.

In addition, ZAP borrowed $760,000 from Portable Energy LLC, a private equity company equally owned by ZAP and Al Yousuf, which amounts were due on demand. On December 27, 2010, ZAP entered into an agreement with Mr. Al Yousuf whereby it repurchased the 50% equity owned by Mr. Al Yousuf in Portable Energy LLC in exchange for 800,000 shares of ZAP common stock, and both parties released claims relating to this matter.

Purchase of Company Owned by ZAP President

In 2009, ZAP’s President and director Gary Dodd incorporated ZAP Motor Manufacturing Kentucky, Inc., a Kentucky corporation, or ZMMK, and applied for a loan from the U.S. Department of Energy under its Advanced Technology Vehicles Manufacturing Incentive Program.  In March 2009, ZAP entered into a Manufacturing and Supply Agreement with ZMMK, pursuant to which, conditional upon ZMMK’s receipt of the loan, ZAP would engage ZMMK to manufacture certain of its products. Conditional upon ZMMK’s receipt of the loan, ZAP has the right to purchase a substantial equity ownership interest in ZMMK.

Transactions with Samyang, an Investor in ZAP Whose Vice Chairman is Steven Schneider, our Co-Chief Executive Officer, Secretary and Director

In April 2010, Steven Schneider, the Co-Chief Executive Officer, Secretary and director of ZAP, became the Vice Chairman of Samyang Optics Co., Ltd. (“Samyang”), an investor in ZAP.

On January 27, 2010, ZAP entered into an International Distribution Agreement, pursuant to which ZAP appointed Samyang as the exclusive distributor of certain ZAP electric vehicles, including the Jonway A380 5-door electric sports utility vehicle equipped with ZAP’s electric power train, in the Republic of Korea, as well as providing for negotiations for additional agreements related to the manufacture and assembly of ZAP vehicles by Samyang in Korea. In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to this agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.

ZAP issued subordinated convertible promissory notes to Samyang Optics, Ltd. (“Samyang”) in the principal amount of $2 million on December 31, 2009 and $3 million on February 11, 2010 in connection with Samyang's investment in ZAP in the corresponding amounts.  In December 2010, Samyang and ZAP agreed to convert the outstanding principal balance of $5 million plus approximately $259,000 in interest into 8,090,369 shares of ZAP Common Stock.

In connection with the Samyang investment, on February 24, 2010, ZAP purchased shares of Samyang for an aggregate purchase price of $2 million.

Rental Agreements Related to Steven Schneider, ZAP’s Co-Chief Executive Officer and Director

ZAP rents office space, land and warehouse space from Mr. Steven Schneider, its Co-Chief Executive Officer, Secretary and director. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $116,000 and $108,000 for the years ended December 31, 2010 and 2009, respectively.

Closing of the Jonway Transaction with Alex Wang as a Director and Co-CEO

Alex Wang is the Chief Executive Officer of Zhejiang Jonway Automobile Co. Ltd. and on October 25, 2010, ZAP appointed Mr. Wang as a director and as a Co-CEO of ZAP. On January 21, 2011, ZAP completed its acquisition of 51% of the capital stock of Jonway, pursuant to that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. between ZAP and Jonway Group Co. Ltd., dated July 2, 2010.

Joint Venture ZAP Hangzhou

On December 11, 2009, ZAP entered into a Joint Venture Agreement to establish a new U.S.-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International Limited, a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, Ph.D, the Chairman of the Board of Directors of ZAP, is also a director and shareholder of Better World International Limited.   ZAP and Better World International Limited each have a 37.5% interest in ZAP Hangzhou, and  Holley Group owns a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

Independent Directors

ZAP is not required by the OTC Bulletin Board on which it is traded to determine or comply with independent director requirements.  The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules. Because more than 50% of our voting power is beneficially held by Cathaya Capital, L.P. and its affiliates, we would be considered a “controlled company” under such rules and would not be subject to the requirements of NASDAQ Rule 4350(c) that would otherwise require us to have (i) a majority of independent directors on the Board of Directors; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board of Directors’ selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

In determining independence, the Board of Directors reviews and seeks to determine whether directors have any material relationship with ZAP, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors reviews business, professional, charitable and familial relationships of the directors in determining independence.  A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is, or at any time during the past three years was, employed by ZAP, or he or she is an executive officer of an entity that has an executive officer of ZAP serving on the compensation committee of its board of directors.

The Board of Directors has affirmatively determined that Mr. Abdou and Mr. Scholl are independent.  The Board of Directors has determined that Mr. Abdou is an audit committee financial expert.  Mr. Schneider and Mr. Dodd are not deemed independent because they are officers of ZAP.  Mr. Wang is not deemed independent because he is an executive officer of ZAP and ZAP’s 51% owned subsidiary, Jonway.   Ms. Lu, Mr. Chong and Mr. Penalver are not deemed independent because they are general partners of Cathaya Capital, L.P., which along with its affiliates, beneficially owns more than 50% of ZAP.

ZAP’s Audit Committee is currently composed of Mr. Abdou and Mr. Scholl and although both directors are independent, the Audit Committee should be a three director committee and as such, ZAP does not comply with the NASDAQ criteria.

Item 14.                      Principal Accountant Fees and Services

ZAP was notified in January 2010 that the audit practice of Bagell, Josephs, Levine & Company, LLC, ZAP’s independent registered public accounting firm, or BJL, was combined with Friedman LLP, or Friedman, on January 1, 2010. As of the same date, BJL resigned as the independent registered public accounting firm of ZAP and, with the approval of the Audit Committee of ZAP’s Board of Directors, Friedman was engaged as ZAP’s independent registered public accounting firm. ZAP was notified in January 2010 that the audit practice of Bagell, Josephs, Levine & Company, LLC, ZAP’s independent registered public accounting firm at that time, or BJL, had been combined with Friedman LLP, on January 1, 2010. As of the same date, BJL resigned as the independent registered public accounting firm of ZAP and, with the approval of the Audit Committee of ZAP’s Board of Directors, Friedman was engaged as ZAP’s independent registered public accounting firm and has audited ZAP’s consolidated financial statements annually since then.

Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category	Fiscal 2010 Fees __________	Fiscal 2009 Fees __________
Audit Fees	$185,000	$152,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	— __________	— __________
Total Fees	$185,000	$152,500

Audit Fees.  Consists of fees billed for professional services rendered for the integrated audit of ZAP’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ZAP’s consolidated financial statements and are not reported under “Audit Fees.”  These services include employee benefit plan audits, accounting consultations in connection with transactions, merger and acquisition due diligence, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, assistance with customs and duties compliance, value-added tax compliance, mergers and acquisitions tax compliance, and tax advice on international, federal and state tax matters.  None of these services were provided under contingent fee arrangements.

All Other Fees.  Consists of fees for products and services other than the services reported above. These services included translation of filings and other miscellaneous services. No management consulting services were provided.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(b)           Exhibits.

The following table lists the exhibits filed as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission.

Exhibit Number	Description
2.1	Second Amended Plan of Reorganization dated as June 17, 2002. (5)
3.1	Amended and Restated Articles of Incorporation. (4)
3.2	Certificate of Determination of Series SA Convertible Preferred Stock. (13)
3.3	Bylaws. (30)
4.1	Common Stock Purchase Agreement by and among ZAP and Fusion Capital Fund II, L.P. dated as of July 22, 2004. (6)
4.2	Form of Series B Warrant to Purchase Common Stock of ZAP. (13)
4.3	Form of Class K Warrant to Purchase Common Stock of ZAP. (13)
10.1	Settlement Agreement between ZAPWORLD.COM, Ridgewood ZAP, LLC, and the Shareholders dated June 27, 2001. (3)
10.2	2004 Consultant Stock Plan. (7)
10.3	Convertible Promissory Note by and among ZAP and Jeffrey G. Banks and Karen A. Banks, Trustees of the Banks Living Trust dated as of April 12, 2004. (1)
10.4	Purchase and Sale Agreement by and among Atocha Land LLC and ZAP dated as of March 7, 2003. (3)
10.5	Promissory Note by and among Atocha Land LLC and ZAP dated as of March 7, 2004. (3)
10.6	Common Stock Purchase Agreement by and among ZAP and Fusion Capital Fund II, LLC dated as of July 22, 2004. (6)
10.7	Registration Rights Agreement between ZAP and Fusion Capital Fund II, LLC dated as of July 22, 2004. (6)
10.8	Form of Common Stock Purchase Warrant by and among ZAP and Fusion Capital Fund II, LLC dated as of July 20, 2004. (6)
10.9	Consulting Agreement by and among ZAP and Evan Rapoport dated as of January 8, 2004. (1)
10.10	Asset Purchase Agreement by and among ZAP and Jeff Banks dated as of April 12, 2004. (1)
10.11	Private Placement Investment Agreement by and among ZAP and Phi-Nest Fund LLP dated as of April 14, 2004. (1)
10.12	Consulting Agreement by and among ZAP and Elexis International, Inc. dated as of April 21, 2004. (1)
10.13	Consulting Agreement by and among ZAP and Sunshine 511 Holdings dated as of February 21, 2004. (1)

10.14	Conversion Agreement by and among ZAP and Smart Automobile, LLC dated as of October 25, 2004. (2)
10.15	Master Distribution Agreement by and among Apollo Energy Systems, Inc. and Voltage Vehicles Corporation dated as of August 6, 2004. (8)
10.16	ZAP Floor Line and Dealer Development Agreement by and among ZAP and Clean Air Motors, LLC dated as of June 28, 2004. (9)
10.17	Exclusive Purchase, License and Supply Agreement by and among ZAP and Smart Automobile, LLC dated as of April 19, 2004. (1)
10.18	Amendment dated November 15, 2004 to previous consulting agreement with Sunshine Holdings 511 (13)
10.19	Secured Promissory Note Payable dated December 30, 2004 with Phi-Nest Fund, LLP. (13)
10.20	ZAP assignment of 2.9 million shares of Restricted Common Stock to Phi-Nest Fund, LLP as collateral on note payable dated as of December 30, 2004. (13)
10.21	Promissory note receivable dated January 6, 2005 for $1 million loan due from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) (13)
10.22	Security Agreement dated January 6, 2005 from Smart Automobile, LLC and Thomas Heidemann (President Smart Automobile, LLC) to secure loan above. (13)
10.23	Termination of Common Stock Purchase Agreement between ZAP and Fusion Capital Fund II, LLC dated as of February 22, 2005. (10)
10.24	Financing Agreement between ZAP and Surge Capital II, LLC dated as of September 12, 2005. (11)
10.25	Exclusive Purchase, License, and Supply Agreement by and among ZAP, Voltage Vehicles, and Obvio! Automotoveiculos S.P.E. Ltda dated as of September 15, 2005. (12)
10.26	Agreement dated July 14, 2006 between ZAP, Thomas Heidemann and Smart Automobile. (14)
10.27	Amendment Agreement Dated August 30, 2006 between ZAP and Smart Automobile LLC. (15)
10.28	Exclusive Distribution Agreement dated May 1, 2005, as supplemented by a letter dated June 9, 2006. (16)
10.29	ZAP Guarantee. (17)
10.30	Shandong Jindalu Vehicle Co., Ltd. Guarantee. (18)
10.31	Agreement to Form Joint Venture between Shadong Jindalu and ZAP dated as of September 21, 2006. (19)
10.32	Security Purchase Agreement between ZAP and Certain Institutional Investors dated as of December 5, 2006. (20)
10.33	Purchase and Amendment Agreement between ZAP and Certain Institutional Investors dated as of February 20, 2007. (21)
10.34	Form of Convertible Note. (21)
10.35	Form or Warrant. (21)
10.36	Purchase order from the Electric Vehicle Company, LLC (“EVC”) for 10,000 of its Xebra 2007 model year electric vehicles. (22)
10.37	Distribution agreement this week with PML FlightLink Limited (PML) for the purchase of an advanced wheel motor and control system. (23)
10.38	Joint Venture Agreement with Youngman Automobile Co., Ltd to manufacture, market and distribute electric a and hybrid vehicles for the worldwide passenger car, truck and bus markets. (24)
10.39	Form SB-2 Registration of Common Stock.
10.40	Settlement and Mutual Release Agreement with Gemini Master Fund, LTD and Gemini Strategies, LLC dated May 7, 2008. (21)
10.41	Note Purchase Agreement with Al Yousuf dated May 8, 2008. (21)

10.42
Promissory Note in favor of Al Yousuf LLC, dated July 30, 2008 and Deed of Trust, Assignment of Leases, Rents and Security Agreement and Fixture Filing by ZAP in favor of Al Yousuf LLC, dated July 30, 2008. (22)

10.43	Subscription Agreement dated June 9, 2009 from The Banks Group LLC. (26)
10.44	Subscription Agreement dated June 9, 2009 from The Banks Development Trust. (26)
10.45	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Group, LLC. (26)
10.46	Warrant to Purchase Common Stock dated June 9, 2009 issued to The Banks Development Trust. (26)
10.47	Employment Agreement with Gary Dodd, President of ZAP. (27)
10.48	Securities Purchase Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)
10.49	Secured Convertible Promissory Noted dated August 6, 2009 with Cathaya Capital L.P. (28)
10.50	Security Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)
10.51	Warrant (First) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (28)
10.52	Warrant (Second) to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (28)
10.53	Registration Rights Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)
10.54	Voting Agreement dated August 6, 2009 with Cathaya Capital L.P. (28)
10.55	Indemnification Agreement dated August 6, 2009 with Priscilla Lu. (28)
10.56	Amendment to Prior Employment Agreement dated August 6, 2009 with Steven Schneider. (28)
10.57	Joint Venture Contract regarding ZAP Hangzhou dated December 11, 2009 with Better World International, LTD and Holley Group. (29)
10.58	Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd., dated July 2, 2010. (31)
10.59	Joint Venture Contract, dated July 2, 2010 with Jonway Group Co., Ltd. (31)
10.60	Securities Purchase Agreement, dated July 9, 2010. (32)
10.61	Senior Secured Convertible Note and Warrant Purchase Agreement with China Electric Vehicle Corporation dated January 12, 2011. (33)
10.62	Senior Secured Convertible Promissory Note to China Electric Vehicle Corporation dated January 12, 2011. (33)
10.63	Warrant to Purchase Common Stock to China Electric Vehicle Corporation dated January 12, 2011. (33)
10.64	Amended and Restated Registration Rights Agreement dated January 12, 2011. (33)
10.65	Amended and Restated Voting Agreement dated January 12, 2011. (33)
10.66	Employment Agreement with Benjamin Zhu (Zhu Li Dong), Chief Financial Officer of ZAP. (39)
10.67	2002 Incentive Stock Plan. (34)
10.68	2006 Incentive Stock Plan. (35)
10.69	2007 Consultant Stock Plan. (36)
10.70	2008 Equity Compensation Plan. (37)
10.71	Remy Inc. and ZAP – Development and Supply Agreement. (39)
10.72	Note Purchase Agreement with Samyang Optics Co., Ltd. dated December 31, 2009. (39)
10.73	ZAP Subordinated Convertible Promissory Note to Samyang Optics Co., Ltd. dated January 27, 2010. (39)
10.74	International Distributor Agreement between ZAP and Samyang Optics Co., Ltd., dated January 27, 2010. (39)
10.75	Purchase Order for ZAP Jonway UFO Electric SUV dated January 27, 2010. (39)
10.76
Amendment to that certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd., dated July 2, 2010, between ZAP and Jonway Group Co., Ltd. (39)

10.77	Management Agreement between ZAP and Cathaya Capital, L.P., dated November 10, 2010. (38)
10.78	Distribution Agreement between ZAP and Goldenstone Worldwide Limited, dated October 10, 2010. (38)
21.1	List of subsidiaries. (39)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

(1)	Previously filed as an exhibit to the Registrants’ Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on May 17, 2004 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K of November 5, 2004 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10KSB filed with the Securities and Exchange Commission on March 30, 2004 and incorporated herein by reference.
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

(26)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009 and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2009 and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009 and incorporated herein by reference.
(30)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 3, 2006 and incorporated herein by reference.
(31)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2010 and incorporated herein by reference.
(32)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010 and incorporated herein by reference.
(33)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010 and incorporated herein by reference.
(34)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.
(35)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on February 3, 2006 and incorporated herein by reference.
(36)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on April 11, 2007 and incorporated herein by reference.
(37)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on March 13, 2009 and incorporated herein by reference.
(38)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 on March 13, 2009 and incorporated herein by reference.
(39)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011 and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Date: April 29, 2011	By:	/s/ Steven M. Schneider
Steven M. Schneider
Co-Chief Executive Officer and a duly authorized signatory (Co-Principal Executive Officer)