Form 10-Q
period 2011-03-31
ZAP
filed 2011-05-17
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Yes  ☐   No  ☒

As of May 12, 2011, there were 214,191,021 shares outstanding of the issuer’s common stock.

ZAP & SUBSIDIARIES
FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 and DECEMBER 31, 2010
(In thousands, except share data))
(Unaudited)

ASSETS
	3/31/2011	12/31/10
Current assets:
Cash and cash equivalents	$1,415	$1,503
Restricted cash	2,216	—
Accounts receivable, net of allowance of $53 in 2011 and $27 in 2010	3,317	294
Due from related party-Jonway	473	—
Marketable securities	1,602	1,888
Notes receivable Jonway dealers	4,871	—
Inventories, net of reserve of $889 in 2011 and $619 in 2010	16,075	1,822
Prepaid expenses and other current assets	2,320	266
Total current assets	32,289	5,773

Property and equipment, net	46,230	173

Other assets:
Investment in non-consolidated joint venture	736	808
Distribution fees for Jonway and Better World products
Products, net of amortization of $1,501 in 2011 and $961 in 2010	15,059	15,599
Intangible assets, net of amortization of $195 in 2011 and $0 in 2010	17,291	—
Goodwill	6,424	—
Deposit on Zhejiang Jonway Auto	—	11,000
Deposits and other asset, net	103	159

Total assets	$118,132	$33,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
8 % Senior Convertible debt, net of discount	$10,474	$—
Current portion of long-term debt and short term notes	3,706	668
Accounts payable	17,984	328
Accrued liabilities	12,412	2,197
Jonway purchase price payable	5,400	—
Due to related party	2,357	6
Total current liabilities	52,333	3,193
Long term liabilities:
Other accrued liabilities	325	—
Derivative liability	201	5,539
Total long term liabilities	526	5,539
Total liabilities	52,859	8,732

Commitments and contingencies (Note 12)	—	—
Equity:
ZAP shareholders’ equity:
Common stock, 400 million shares authorized; no par value; 213,432,255 and 207,254,789 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	198,180	179,691
Accumulated other comprehensive loss	(84)	(112)
Accumulated deficit	(164,698)	(154,799)
Total ZAP shareholders’ equity	33,398	24,780
Non controlling interest	31,875	—
Total shareholders’ equity	65,273	24,780

Total liabilities and shareholders’ equity	$118,132	$33,512

See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands; except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net sales	$11,708	$848
Cost of goods sold	(10,648)	(732)

Gross profit	1,060	116

Operating expenses:
Sales and marketing (non cash of $629 in 2011 and $961 in 2010, respectively)	1,914	227
General and administrative (non-cash of $3,871 in 2011 and $850 in 2010, respectively)	6,159	2,226
Research and development	769	376

Total operating expenses	8,842	2,829

Loss from operations	(7,782)	(2,713)

Other income (expense):
Interest expense, net	(1,850)	(486)
Loss from equity interest from joint venture	(73)	(45)
Gain (loss) on financial instruments	(358)	392
Other income	143	—

Total other expense	(2,138)	(139)

Loss before income taxes	(9,920)	(2,852)
Provision for income taxes	21	(4)

Consolidated net loss	$(9,899)	$(2,856)
Less: net loss attributable to non controlling interest	(1,900)	—
Net loss attributable to ZAP	$(7,999)	$(2,856)

Net loss per share attributable to ZAP common shareholders:
Basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	209,273	104,525

 See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Operating activities:
Consolidated net loss	$(9,899)	$(2,856)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	506	850
Stock-based compensation for consulting and other services	20	—
Depreciation and amortization	4,112	23
Provision for doubtful accounts	28	—
Investment in joint venture and other investments	72	45
Change in fair value of derivative liability	358	(392)
Convertible debt discount	1,850	(439)
Changes in assets and liabilities (net of acquisition):
Accounts receivable	1,535	14
Notes receivable	156	—
Inventories	(1,467)	(107)
Prepaid expenses and other assets	(2)	(80)
Accounts payable	2,099	(165)
Accrued liabilities	(892)	59

Cash provided by (used in) operating activities	(1,524)	(3,048)

Investing activities:
Purchase of marketable securities	—	(2,000)
Acquisition of 51% Interest in Zhejiang Jonway Automobile	(19,030)	—
Acquisition of property and equipment	(543)	—
Proceeds from sale of equipment	10	16

Cash used in investing activities	(19,563)	(1,984)

Financing activities:
Proceeds from issuance of common stock	244	—
Proceeds from issuance of convertible debt	19,000	3,000
Proceeds from stock subscription agreement	2,000	—
Stock issuances for convertible debt discounts	—	667
Change in restricted cash	884	—
Payment of short term debt	(2,126)	—
Cash provided by financing activities	20,002	3,667
Effect of exchange rate changes on cash and cash equivalents	4
Decrease in cash and cash equivalents	(1,081)	(1,365)
Cash and cash equivalents at beginning of year	2,496	4,800
Cash and cash equivalents at end of year	$1,415	$3,435
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$4	$4

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-ORGANIZATION AND OPERATIONS:

ZAP was incorporated in California in September 1994 (together with its subsidiaries, “the Company,” or “ZAP”). ZAP markets advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles and commercial vehicles. The Company’s business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which the Company believes have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. The Company intends to further expand its technological expertise through selective acquisitions of companies with innovative products in the advanced transportation industry and strategic alliances with certain manufacturers, distributors and sales organizations.

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co., Ltd. (“Jonway”) for a total purchase price of $29,030,000 in cash and 4 million shares of ZAP common stock, with an additional 4 million shares of ZAP common stock to be issued pursuant to an amendment to the purchase agreement entered into by the Company and Jonway on April 15, 2011.  The Company believes that the acquisition will allow it to expand its distribution network and give it access to the rapidly growing Chinese market for electric vehicles.

Jonway is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (“the PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Wang Gang (the son of Wang Huaiyi) and Wang Xiao Ying (the daughter of Wang Huaiyi and all three individuals collectively referred to as the “Wang Family”)

Jonway’s approved scope of business operations includes the production and sale of vehicle spare parts, and the sale of UFO branded vehicles.  The principal activities of Jonway are the production and sale of automobile spare parts, and the consignment production and distribution of SUVs.

Basis of Presentation

The accompanying condensed consolidated financial statements include the financial statements of ZAP, its wholly owned subsidiaries Voltage Vehicles and ZAP Stores and its 51% owned subsidiary Jonway. All significant inter-company transactions and balances have been eliminated.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.  During the three months ended March 31, 2011, ZAP Hangzhou incurred an operating loss of $194,000 of which $73,000 is our share.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 and 2010 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (our “2010-K”).

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

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities and our  private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP, in the aggregate amount of $7 million.  ZAP has received a total of $2 million at March 31, 2011 and expects to receive the remaining $5 million by the end of May.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, at March 31, 2011, we believe that we will have sufficient liquidity required to conduct operations through March 31, 2012.

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

NOTE 2-RESTATEMENT OF 2010 FINANCIAL STATEMENTS

On January 1, 2009, the Company adopted new accounting guidance Accounting Standards Codification (“ASC”) 815-40, formerly EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) that required additional analysis as to whether or not stock purchase warrants are indexed to the Company’s stock, a condition that is required to attain equity accounting.  Upon adoption of this guidance, the Company concluded that its previously issued stock purchase warrants should be classified as equity and therefore, the adoption of the new guidance did not have any impact on the historical financial statements or on the 2009 financial statements.

In connection with the review of certain equity transactions in 2010, the Company determined that certain stock purchase warrants issued in prior years should have been classified as derivative liabilities due to the presence of “price protection” provisions in those warrant agreements.  These provisions require that the Company modify existing warrants (as to the actual number of warrants and their exercise price) in the event that the Company issues subsequent equity (or equity linked instruments) at a price below the exercise price of the existing warrants.  As a result, the Company restated its 2010 financial information in its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011, to correct the misapplication of the new accounting guidance related to the accounting and classification of stock purchase warrants.  The financial information in this quarterly report reflects the restated financial information.

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

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

The Company currently relies on various outside contract manufacturers in China to supply electric vehicles and products for its customers and management believes that other contract manufactures could provide similar services and intends to transition its manufacturing to Jonway’s facilities in Sanmen, China. However, if these Chinese companies are unable to supply electric vehicles and the Company is unable to transition manufacturing to Jonway’s facilities or find alternative sources for these product and services, the Company might not be able to fill existing backorders and/or sell more electric vehicles. Any significant manufacturing interruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

Revenue Recognition

The Company records revenues for non-Jonway sales when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

•	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

•
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

•
Collectability is reasonably assured.  The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

The Company records revenues for Jonway sales only upon the occurrence of all of the following    conditions:

•	The Company has received a binding purchase order from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

•	The purchase price has been fixed, based on the terms of the purchase order;

•	The Company has delivered the product from its factory to a common carrier acceptable to the customer; and

•	The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Sales are recognized net of promotional discounts, rebates and return allowances.

Shipping and Handling costs

Shipping and handling costs have been included in cost of goods sold.

Research and Development

Research and product development costs are expensed as incurred.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 (previously Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R) on January 1, 2006 using the modified prospective method. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 3 “Stock-Based Compensation” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At March 31, 2011 and 2010, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully reserved.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing consolidated net loss attributable to ZAP by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive . Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. There were outstanding options and warrants exercisable to purchase 103.4 and 93.6 million shares of ZAP common stock at March 31, 2011 and 2010, respectively. ZAP also had outstanding debt, which is convertible into 84,265,000 shares of ZAP common stock at March 31, 2011.

Cash and Cash Equivalents

The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the Company and are comprised of investments having maturities of three months or less when purchased.  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents

Restricted Cash

The Company has cash restricted in connection with the issuance by Jonway’s automobile dealers of bank notes instead of cash payment for Jonway’s mature payables, due to Jonway’s lack of cash in the three months ended March 31, 2011.  To issue these notes, the banks require a deposit of approximately 40-60% of the amount of the note and to have the full amount of the note on the note’s due date, which is usually 6 months from issuance.

Due from Related Party

Based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that the Sanmen Branch assembles every year, at the following rates:

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.  The balance due Jonway at March 31, 2011 is $473,000.

Marketable Securities

The Company has an investment in a related party that is comprised of marketable equity securities, which are classified as available-for-sale and recorded at fair value. The securities are shares of stock in Samyang Optics Co., Ltd., which shares are traded on the Korean stock exchange.  ZAP’s ownership in not material to Samyang Optics Co., Ltd. Net unrealized holding gains and losses, net of tax, are reported as a separate component of shareholders’ deficit, except where holding losses are determined to be “other-than-temporary”, whereby the losses are reported in gains and losses on investments in the consolidated statement of operations.  Gains and losses on disposals of marketable equity securities are determined using the specific identification method.

Notes Receivable

Notes receivable balances consist of bank notes issued by Jonway’s automobile dealers instead of cash payment for Jonway’s mature payables, due to Jonway’s lack of cash in the three months ended March 31, 2011.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and the lack of a comparable market for such debt.  These tiers include:

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

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 (“Derivatives and Hedging”).   It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

During the three months ended March 31, 2011, certain derivative liabilities were converted into 4.1 million shares of ZAP stock. At March 31, 2011 the remaining unexercised financials instruments were fair valued at $201,000 and included on our balance sheet.

The following table set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2011 (in thousands):

	Balance	Exercise	Change in	Balance
	12/31/2010	of warrants	fair value	3/31/2011
Derivative Liabilities	$5,539	$(5,696)	$358	$201

The Company does not have any non-financial assets or liabilities that it measures at fair value.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was approximately $53,000 and $27,000 at March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Property and Equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line and accelerated methods over the asset’s estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized

Long-lived Assets

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

Intangible Assets

Intangible assets consist of tradenames, developed technology, in process research and development and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for developed technology and eight years for the customer relationships. Costs incurred by the Company in connection with trademark applications and approvals from governmental agencies, including legal fees and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Product warranty costs

The Company provides 30 to 90 day warranties on its personal electric products, including the ZAPPY3 and the Zapino scooters, six month warranties for the Xebra®, the ZAPTRUCK XL, the ZAPVAN Shuttle vehicles, and a six month warranty for Xebra® vehicles repaired by ZAP pursuant to its product recall.  The Company records the estimated cost of the product warranties at the time of sale using the estimated costs of products warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

The Company provides a 2-year or 60,000 kilometer mileage warranty for its Jonway SUV products. The Company records the estimated cost of the product warranties at the time of sale using the estimated cost of product warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required

Comprehensive loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency cumulative translation adjustments and unrealized net losses on investments.  Comprehensive loss was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Consolidated net loss	(9,899)	(2,856)
Increase in foreign cumulative translation adjustment	314	—
Decrease in net unrealized gains on available-for-sale securities	(286)	—
Comprehensive loss	(9,871)	(2,856)
Comprehensive loss attributable to non controlling interest	1,746	—-
Comprehensive loss attributable to ZAP	(8,125)	(2,856)

Quantitative and Qualitative Disclosures about Market Risk

ZAP foreign currency exchange risks are as follows:

The financial position and results of operations of our Chinese subsidiary Jonway are measured using Chinese Renminbi (RMB) as the functional currency.  The financial position and results of operations of our Chinese subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements.  Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.  The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency.  ZAP benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.  Accordingly, changes in exchange rates, and in particular a strengthening of the US dollar, may negatively affect the company’s consolidated revenues or operating costs and expenses as expressed in U.S. Dollars.  Adjustments resulting from the process of translating foreign functional currency financial statements into US dollars are included in accumulated other comprehensive income (loss) in common shareholders equity.  Foreign currency transaction gains and losses are included in current earnings.

NOTE 3-STOCK-BASED COMPENSATION

Services performed and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued, if that value is more readily determinable than the fair value of the consideration received.

We have stock compensation plans for employees and directors, which are described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following range of assumptions.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expected Dividend yield	0%	0%
Expected volatility	107.5 to 122.6%	137.8 to 150.1%
Risk-free interest rate	1.20 to 2.98%	2.30 to 2.80%
Expected life (in years) from grant date	5 to 5.75 years	5 to 5.75 years
Exercise price	$0.25 to $1.15	$0.36 to $0.78

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based upon historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury constant maturity rate during the period, which approximates the rate in effect at the time of the grant. Our unvested options vest over the next three years. Our options generally have a 5 to 10-year term. The expected term is calculated using the simplified method prescribed by the SEC’s Staff Accounting Bulletin 107. Based on the above assumptions, the weighted-average fair value of the options granted under the stock option plans for the three months ended March 31, 2011 was $1.10. We estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.  A summary of options under the Company’s stock option plans from January 1, 2011 through March 31, 2011 is as follows (the number of shares is in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2010	26,778	$0.56	7.74
Options granted under the plan	500	$1.10	4.90
Options exercised	(659)	$0.31	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2011	26,619	$0.49	7.74

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2011 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).  There were 20.7 million options valued at $8.5 million in the money at March 31, 2011.

As of March 31, 2011, total compensation cost of unvested employee stock options is $2.4 million. This cost is expected to be recognized through December 2012. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2011, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 4-ACQUISITION

On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co., Ltd. (“Jonway”).  At March 31, 2011, Jonway Group and ZAP were discussing the form of payment of the remaining $550,000 owed to Jonway Group and the interpretation of a provision regarding an adjustment due to currency fluctuations in the exchange rate of the U.S. dollar to Chinese Renminbi between ZAP’s payment dates.  On April 15, 2011, ZAP and Jonway amended the purchase agreement governing the acquisition of 51% of the equity shares of Jonway by issuing 4 million shares to resolve these remaining items, as is further described in Note 13, “Subsequent Events.” The Company believes that the acquisition will allow it to expand its distribution network and give it access to the rapidly growing Chinese market for electric vehicles.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$993
Restricted cash	3,088
Inventories, net	12,715
Property & equipment	46,322
Other tangible assets	14,167
Accounts payable	(14,549)
Notes payable	(4,261)
Deferred tax liability	(166)
Other liabilities assumed	(14,358)
Net tangible assets acquired	43,951
Goodwill and intangible assets	23,794

Net assets acquired	67,745

Non controlling interest	(31,875)

Purchase price	$35,870

The fair value of the major components of the intangible assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$3,300	8
Developed technology	4,228	7
Tradename	9,326	(a)
In-process research and development costs	547	(b)
Total	$17,401

(a)  The Jonway tradename has been determined to have an indefinite life.
(b)  In-process research and development is accounted for as an indefinite life intangible asset until the completion or abandonment of the associated research and development efforts.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $204,000 in the three months ended March 31, 2011

The Company has included the operating results of Jonway in its unaudited condensed consolidated financial statements since the Closing Date, which includes $10.9 million in net sales and $(559,000) in net loss of Jonway.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Three Months Ended March 31,
	2011	2010
Net sales	19,549	19,599
Net loss	(12,305)	(7,782)
Net loss per common share, basic and diluted	$(0.06)	$(0.07)
Shares outstanding, basic and diluted	209,273	104,525

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma results of operations do not include the potential post-acquisition effects of any restructuring, impairment or integration costs related to the combined operations nor of any revenue opportunities, operating synergies or cost savings anticipated as eventual benefits of the acquisition.

NOTE 5 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Advanced technology vehicles	$1,049	$1,163
Vehicles-conventional	384	345
WIP Jonway SUV’s	2,830	—
Parts and supplies	5,736	656
Finished goods	6,965	277
	16,964	2,441
Less - inventory reserve	(889)	(619)
	$16,075	$1,822

NOTE 6-GOODWILL & OTHER INTANGIBLES

The intangible assets at March 31, 2011 are summarized as follows:

	Weighted Average Useful Life	Gross Carrying Amount
	(in years)	Cost	Accumulated Amortization	Net book value
Customer Relationships	8	$3,316	$79	$3,237
Developed Technology	7	4,248	116	4,132
Subtotal		$7,564	$195	$7,369
In-process research and development costs		550	—	550
Tradename		9,372	—	9,372
Intangible assets		$17,486	$195	$17,291
Goodwill		$6,424	$—	$6,424
Total Goodwill and intangible assets		$23,910	$195	$23,715

As of March 31, 2011, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2011	$766
2012	1,021
2013	1,021
2014	1,021
2015	1,021
Thereafter	2,519
$7,369

NOTE 7-DISTRIBUTION AGREEMENTS

Distribution agreements as of March 31, 2011 and December 31, 2010 are presented below (in thousands):

	March 31, 2011	December 31, 2010
Better World Products	$2,160	2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(1,501)	(961)

	$15,059	15,599

Distribution Agreement with Better World International Limited

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World International Limited, a British Virgin Islands company, whereby the Company issued 6 million shares of it common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better World’s products, such as charging stations for electric vehicles both in the U.S. and internationally.  Priscilla Lu, the chairman of the board of directors of ZAP, is also the director and a shareholder of Better World International Limited.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into an International Distribution with Goldenstone Worldwide Limited as the distributor of Jonway products such as gas SUVs and gas and electric motor scooters,  both in the U. S. and internationally. In connection with the distribution agreement the  Company also issued 30 million shares of ZAP common stock valued at $14.4 million.  The Jonway Group previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited.   ZAP acquired a 51% equity interest in Jonway, but this equity interest did not include the world wide distribution rights for Jonway products.  Therefore, it was necessary for ZAP to acquire distribution rights for Jonway products.

Distribution Agreement with Samyang Optics

On January 27, 2010, ZAP entered into an International Distribution Agreement (the “Distribution Agreement”) with Samyang Optics Co. Ltd. (“Samyang”) pursuant to which ZAP appointed Samyang as the exclusive distributor of certain ZAP electric vehicles including the Jonway A380 5-door electric sports utility vehicle equipped with  ZAP’s electric power train, in the Republic of Korea. The Distribution Agreement also provides that ZAP and Samyang will negotiate to enter into additional agreements related to the manufacture and assembly of ZAP vehicles by Samyang in Korea.  The Distribution Agreement shall be in effect for one year and may be extended annually by Samyang provided that Samyang has satisfied sales quotas determined by ZAP and Samyang is otherwise in compliance with the Distribution Agreement. The parties are currently discussing the extension of the agreement.

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of  March 31, 2011.

NOTE 8 –  LONG-TERM AND SHORT-TERM NOTES

8% Senior Convertible Notes

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with China Electric Vehicle Corporation (“CEVC”), a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., a Cayman Islands exempted limited partnership (“Cathaya”)  Priscilla Lu is the chairman of the board of directors of ZAP, a managing partner of Cathaya and a director of CEVC.

 Pursuant to the Agreement, (i) CEVC purchased from the Company a Senior Secured Convertible Note (the “Note”) in the principal amount of US$19 million, as amended, (ii) the Company issued to CEVC a warrant (the “Warrant”) exercisable for two years for the purchase up to 20,000,000 shares of the Company’s Common Stock at $0.50 per share, as amended  (iii) the Company, certain investors and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) the Company, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, which grants certain registration rights relating to the Note and the Warrant, and (v) the Company and CEVC entered into a Security Agreement that secures the Note with all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

 The Note matures in 13 months, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, into (a) shares of Common Stock of the Company at a price of $0.25 per share, or (b) the capital stock of Zhejiang Jonway Automobile Co, LTD at a conversion rate of 4,435 shares of capital stock for each $1,000 principal amount of the Note being converted. Upon a conversion, any accrued interest on the Note is waived.  Effective March 31, 2011, the Company and ZAP entered into an amendment to the Note and Warrant to remove certain price-based anti-dilution features.  At March 31, 2011, a discount of $10,376,000 was recorded.  This amount is to be amortized over 13 months.  We amortized $1,849, 984 of the discount in the three months ended March 31, 2011.

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815, “Derivatives and Hedging”, which codified SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

Al Yousuf LLC Note

On March 1, 2010, ZAP filed an offer to settle a complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer were that ZAP would (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation. The cash sum was scheduled to be paid as follows: three equal payments of $250,000 on March 31, 2010, June 30, 2010 and September 30, 2010, one payment of $500,000 on December 31, 2010 and the final payment of $550,000 on March 31, 2011.  As a result of the settlement, approximately $5.1 million of short term debt due to Al Yousuf was cancelled and a gain of $817,000 was recorded for the year ended December 31, 2010.  On March 31, 2011 ZAP paid the final payment of $550,000 due to Al Yousuf under the settlement.

Short Term Notes

As of March 31, 2011, ZAP had $4.9 million in short term notes, of which $3.6 million are due to the issuance of bank notes instead of cash payment by certain Jonway automobile dealers for Jonway’s mature payables, due to Jonway’s lack of cash in the three months ended March 31, 2011.

NOTE 10 – SEGMENT REPORTING

Operating Segments

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Conventional Vehicles, Advanced Technology Vehicles, Consumer Product and Car Outlet.  The Jonway Conventional Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China;  the Advanced Technology Vehicles segment represents sales and marketing of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan; the Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters; and our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Conventional Vehicles	Consumer Products	Car Outlet	Advanced Technology Vehicles	Total

For the three months ended March 31, 2011:
Net sales	10,947	200	365	196	11,708
Gross profit (loss)	935	48	58	19	1,060
Depreciation, amortization	856	3,248	2	6	4,112
Net loss attributable to ZAP	(1,183)	(6,355)	(54)	(407)	(7,999)
Total assets	78,116	37,543	537	1,936	118,132
For the three months ended March 31, 2010:
Net sales	—	103	517	228	848
Gross profit (loss)	—	24	94	(2)	116
Depreciation, amortization		38	2	11	51
Net loss attributable to ZAP (restated)	—	(2,407)	(46))	(403)	(2,856)
Total assets	—	12,328	481	1,694	14,503

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Jonway’s results of operations have been included since the acquisition date of January 21, 2011.

Customer Information

For the three months ended March 31, 2011 and 2010, no customers accounted for more than 10% of our revenue.

NOTE 11 –  RELATED PARTY

Sale of Stock to a Party Related to ZAP’s CO-CEO and Director

We have private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP, in the aggregate amount of $7 million.  ZAP has received a total of $2 million at March 31, 2011 and expects to receive the remaining $5 million by the end of May.

Commitment to Purchase Company Owned by ZAP President

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

Rental Agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $29,200 for the three months ended March  31, 2011 and 2010.

8% Senior Convertible Debt Due to China Electric Vehicle Corporation

On January 12, 2011, ZAP entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with China Electric Vehicle Corporation (“CEVC”), a British Virgin Island company whose sole shareholder is Cathaya.  Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya and a director of CEVC.

Pursuant to the Agreement, (i) CEVC purchased from the Company a Senior Secured Convertible Note (the “Note”) in the principal amount of US$19 million, subject to adjustments as set forth therein, as amended, (ii) the Company issued to CEVC a warrant (the “Warrant”) exercisable for two years for the purchase up to 20,000,000 shares of the Company’s Common Stock at $0.50 per share, subject to adjustments as set forth therein, as amended (iii) the Company, certain investors and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) the Company, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, which grants certain registration rights relating to the Note and the Warrant, and (v) the Company and CEVC entered into a Security Agreement that secures the Note with all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

The Note matures in 13 months, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, called for by the terms of the Note, into (a) 4,435 shares of ZAP common stock for each $1,000 in principal of the Note being converted, or (b) the capital stock of Jonway at a conversion rate of 0.003743% of such shares owned by ZAP for each $1,000 in principal of the Note being converted. Upon a conversion, any accrued interest on the Note is waived. As of March 31, 2011, the Company and CEVC amended the Note and the Warrant to remove certain price-based anti-dilution provisions.

Management Agreement with Cathaya Capital, L.P.

As previously disclosed in the Company’s Current Report on Form 8-K filed on August 10, 2009, on August 6, 2009, Cathaya purchased 20 million shares of the Company’s Common Stock. On August 6, 2009, the Company entered into a Secured Convertible Promissory Note with Cathaya for aggregate principal advances of up to $10 million. In addition, the Company issued two warrants to Cathaya exercisable for shares of the Company’s Common Stock.

On July 9, 2010, Cathaya entered into a securities purchase agreement, pursuant to which, Cathaya purchased 44 million shares of the Company’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $11 million.

Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya.

On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  5 million shares were issued to Cathaya in payment of this fee.  As of March 31, 2011, ZAP has accrued $625,000 for management fees due to Cathaya.

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International, Limited, a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, PhD who is the current Chairman of the Board of ZAP is also a director and shareholder of Better World International Limited.   ZAP and Better World International LTD each have a 37.5% interest with Holley Group International owning a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

ZAP Hangzhou combines ZAP’s intellectual property, electric vehicle technology and know how with Holley’s experience in electric metering to develop electric vehicles and related technologies targeting the Chinese market. The companies plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. As part of this relationship, ZAP Hangzhou plans to begin the installation of manufacturing facilities at Holley’s Hangzhou facilities in the near future.

We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the three months ended March 31, 2011, the joint venture incurred an operating loss of $193,729 of which $ 72,649 is our share.

Jonway Agreement with Zhejiang UFO

Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that the Sanmen Branch assembles every year, at the following rates:

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.

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

Al Yousuf LLC

On March 1, 2010, ZAP filed an offer to settle a complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure (the “Settlement Offer”), which was accepted by Al Yousuf LLC on April 5, 2010. The material terms of the Settlement Offer were that ZAP would (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC, in exchange for ending the litigation. The cash sum was scheduled to be paid as follows: three equal payments of $250,000 in the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, one payment of $500,000 on December 31, 2010 and the final payment of $550,000 on March 31, 2011.  As a result of the settlement, approximately $5.1 million of short term debt due to Al Yousuf was cancelled and a gain of $817,000 was recorded for the year ended December 31, 2010.  On March 31, 2011, ZAP paid the final payment of $550,000 due to Al Yousuf under the settlement.

Rainbow Cycle & Marine & Siloam Springs Cycle

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the “Dealer”), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the “Commission”) regarding 6 Xebra® vehicles purchased from ZAP in 2008, each at the price of $8,750. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against ZAP in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer’s Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer’s Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer’s purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer’s premises. In response, ZAP’s local counsel filed an appeal on April 25, 2011, in Superior court, State of Arkansas, challenging the Commission’s decision.

NOTE 13 - SUBSEQUENT EVENTS

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended, with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the equity shares of Jonway.  On April 15, 2011, ZAP entered into an amendment to the purchase agreement to address an unpaid amount of $550,000 and an adjustment in currency fluctuations in the exchange rate of the U.S. dollar to the Chinese Renminbi between the ZAP payment dates, pursuant to which ZAP agreed to issue another 4 million shares of its common stock, resulting in a total purchase price of $29,030,000 in cash and 8 million shares of ZAP common stock.

ZAP’s local counsel filed an appeal on April 25, 2011, in Superior court, State of Arkansas, challenging the commission’s ruling that ZAP was required to refund the Rainbow Cycle & Marine & Siloam Spring Cycle’s purchase price for certain vehicles, pursuant to Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

This quarterly report of Form 10-Q, or Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

•	our history of losses and the uncertainty of our future profitability;

•	whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;

•	our ability to keep up with advances in technology and compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	our ability to operate internationally, particularly in China;

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities in the U.S., China and internationally for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

In this quarterly report on Form 10-Q the term “ZAP” refers to ZAP, the term “Jonway” refers to Zhejiang Jonway Automobile Co. Ltd., of which ZAP owns 51% of the equity shares, “ZAP Jonway” refers to both ZAP and Jonway on a consolidated basis, and “we,” “us” and “our” refer to ZAP or ZAP Jonway, as the context indicates.

Recent Developments

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles, as well as conventional fuel sports utility vehicles. We market and sell our electric vehicles directly to consumers by phone over the internet, in-person at our Santa Rosa location, by direct outreach through GSA, participating in bid applications with government and corporate fleets.  We market and sell our conventional fuel sports utility vehicles primarily through distributors in China.

On January 21, 2011, ZAP completed its acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd. of Sanmen, Zhejiang, China pursuant to that that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010, as amended on April 15, 2011, for a total purchase price of $29,030,000 in cash and 8 million shares of stock (the “Jonway Acquisition”).  With ZAP’s electric vehicle technology expertise and international experience, ZAP Jonway intends to build the necessary production platform to serve the Chinese electric vehicle market. ZAP Jonway intends to leverage Jonway’s A380 SUV, as well as its established distribution channels to the Chinese market. ZAP Jonway intends to manufacture and sell SUVs powered by ZAP’s electric drive train as well as Jonway’s gasoline fueled vehicles.

We operate our business in four reportable segments: Jonway Conventional Vehicles, Advanced Technology Vehicles, Consumer Product and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China;  the Advanced Technology Vehicles segment represents sales and marketing of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan; the Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters; and our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  ZAP’s Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three months ended March 31
	2011	2010
Statements of Operations Data:
Net sales	100%	100%
Cost of goods sold	(90.9)	(86.3)
Operating expenses	(75.5)	(333.6)
Loss from operations	(66.5)	(319.9)
Net loss	(84.6)	(337.0)

We present results of operations that have been derived from our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway in our unaudited condensed consolidated financial statements since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales increased by $10.9 million in the three months ended March 31, 2011 were $11.7 million compared to $848,000 for the three months ended March 31, 2010.  This increase related directly to the closing of the Jonway Acquisition that occurred in the three months ended March 31, 2011 and the inclusion of $10.9 million in net sales from Jonway as a result of this acquisition.

In our Advanced Technology Vehicles segment, net sales decreased by $32,000 from $228,000 in the three months ended March 31, 2010 to $196,000 for the three months ended March 31, 2011, primarily due to slower sales resulting from a poor economic environment in the United States.

In our Consumer Product segment, net sales increased by $97,000 from $103,000 in the three months ended March 31, 2010 to $200,000 in the three months ended March 31, 2011.  The increase is principally due to a bulk sale of our ZAPPY 3 electric scooters to a single customer

In our Car Outlet segment, net sales decreased by $152,000 from $517,000 in the three months ended March 31, 2010 to $365,000 in the three months ended March 31, 2011. This decrease was due in part to the lower number of  consigned vehicles available for resale in the three months ended March 31, 2011.

Gross profit increased by $1.1 million from $116,000 in the three months ended March 31, 2010 to $ 1.2 million in the three months ended March 31, 2011. The increase in gross profit in the three months ended March 31, 2011 principally related to the closing of the Jonway Acquisition that occurred in the three months ended March 31, 2011 and the inclusion of approximately $1.1 million in gross profit from Jonway as a result of this acquisition.

In the Advanced Technology Vehicles segment, gross profit increased by $21,000 from a $2,000 gross loss in the three months ended March 31, 2010, to a gross profit of  $19,000 in the three months ended March 31, 2011.  This increase was due to a higher volume of sales of the ZAPTRUCK XL, on which we realize higher gross profit, as compared to the three-wheeled Xebra®, on which we realize lower gross profit.

In the Consumer Products segment, gross profit increased by $24,000 from $24,000 in the three months ended March 31, 2010 to $48,000 in the three months ended March 31, 2011. The increase was primarily due to a bulk sale of our ZAPPY 3 electric scooters to a single customer.

In the Car Outlet segment, gross profit decreased by $36,000 from $94,000 in the three months ended March 31, 2010  to $58,000 for the three months ended March 31, 2011. The lower gross profit was due to lower gross margins on vehicles sold wholesale.

Sales and marketing expenses increased by $1.6 million from $227,000 in the three months ended March 31, 2010 to $1.9 million in the three months ended March 31, 2011.  The increase in sales and marketing expense in the three months ended March 31, 2011 related principally to the closing of the Jonway Acquisition that occurred in the three months ended March 31, 2011 and the inclusion of $1.1 million in sales and marketing expense from Jonway as a result of this acquisition.  During the three months ended March 31, 2011, Jonway incurred higher costs due to increased advertising and promotional activities than in the three months ended March 31, 2010, due primarily to the fact that its annual dealer convention occurred in March in 2011 as compared to April in 2010 and due to costs related to increased brand name promotion activities and expanding its dealer network. The sales and marketing expenses of ZAP, exclusive of Jonway, increased from $227,000 in the three months ended March 31, 2010 to $758,000 in the three months ended March 31, 2011, primarily due to the quarterly amortization of the recorded acquisition costs for distribution agreements with Better World International Limited for charging stations and Goldenstone Worldwide Limited for Jonway products in the amount of $540,000.

General and administrative expenses increased by $3.9 million from $2.2 million in the three months ended March 31, 2010 to $6.2 million in the three months ended March 31, 2011.  This increase was related principally to the closing of the Jonway Acquisition that occurred in the three months ended March 31, 2011 and the inclusion of $645,000 in general and administrative expenses from Jonway as a result of this acquisition.  We also incurred higher professional fees for accounting and legal services in connection with the Jonway Acquisition.  In the three months ended March 31, 2011, we also recorded  $625,000 for quarterly fees under a management agreement entered into between ZAP and Cathaya Capital, L.P., a Cayman Islands exempted limited partnership and ZAP’s largest investor, or Cathaya, and $3.3 million of amortization of expense of intangibles in connection with the Jonway Acquisition.

Research and development expenses increased by $395,000 from $376,000 in the three months ended March 31, 2010  to $769,000 in the three months ended March 31, 2011. This increase was related principally to the closing of the Jonway Acquisition that occurred in the three months ended March 31, 2011 and the inclusion of $417,000 in research and development expenses relating to further development of the automatic transmission for Jonway’s three and five door sports utility vehicles as a result of the Jonway Acquisition.

Interest expense increased by $1.4 million from $486,000 in the three months ended March 31, 2010 to $1.9 million in the three months ended March 31, 2011.  This increase was principally due to interest charges related to the $19 million in convertible debt issued by ZAP to China Electric Vehicle Corporation on January 12, 2011, the proceeds of which were used to finance the Jonway Acquisition.

Other income of $143,000 in the three months ended March 31, 2011 reflected the inclusion of incentives related to the operation of Jonway’s production facility, paid by the Chinese Government to Jonway and reflected in our consolidated financial statements as a result of the Jonway Acquisition.

Net loss attributable to ZAP increased by $5.1 million from $2.9 million in the three months ended March 31, 2010 to $8.0 million in the three months ended March 31, 2011, primarily due to the Jonway Acquisition, pursuant to which we incured increased professional fees, interest expenses and amortization expenses.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities and our  private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP, in the aggregate amount of $7 million.  ZAP has received a total of $2 million at March 31, 2011 and expects to receive the remaining $5 million by the end of May.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, at March 31, 2011, we believe that we will have sufficient liquidity required to conduct operations through March 31, 2012.

We will require additional capital to expand our current operations.  In particular, we require additional capital to expand our presence into Asia, to continue development of our methodology for converting gasoline vehicles to electric and to continue building our dealer network and expanding our market initiatives.  We also require financing to purchase consumer inventory for the continued roll-out of new products to add qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric Jonway A380 SUVs and other fuel efficient vehicles.

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

Net cash used for operating activities decreased by $4.1 million from $2.6 million in the three months ended March 31, 2010 to $1.5 million in the three months ended March 31, 2011. Cash used in the quarter ended March 31, 2010 was comprised of the net loss incurred of $2.9 million plus net non-cash expenses of $873,000 and the net decrease of $2.2 million in operating assets and liabilities.  Cash used in operations in the three months ended March 31, 2011 was $1.5 million and was comprised of the net loss attributable to ZAP incurred of $9.9 million plus net non-cash expenses of $7 million and the net decrease of $2.6 million in operating assets and liabilities.

ZAP completed the Jonway Acquisition on January 21, 2011, pursuant to that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010. ZAP has paid $29,030,000 and issued 4 million shares of ZAP common stock pursuant to this agreement.  Pursuant to an amendment to this purchase agreement entered into between ZAP and Jonway on April 15, 2011, ZAP agreed to issue an additional 4 million shares of ZAP common stock.  ZAP funded a portion of the purchase price of the Jonway Acquisition through a Senior Secured Convertible Note and Warrant Purchase Agreement, or the CEVC Agreement, dated as of January 12, 2011, with China Electric Vehicle Corporation, or CEVC, a British Virgin Island company whose sole shareholder is Cathaya. Priscilla Lu, chairman of the board of directors of ZAP is also a general partner of Cathaya and a director of CEVC.

Pursuant to the CEVC Agreement, (i) CEVC purchased from ZAP a Senior Secured Convertible Note in the principal amount of $19 million, (ii) ZAP issued to CEVC a warrant exercisable for two years for the purchase up to 20,000,000 shares of ZAP’s Common Stock at $0.50 per share, subject to adjustments as set forth therein, (iii) ZAP, certain investors of ZAP and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009, (iv) ZAP, certain investors of ZAP and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, as amended, to grant certain registration rights relating to the note and the warrant, and (v) ZAP and CEVC entered into a Security Agreement securing the note with all of ZAP’s assets and property. Effective as of March 31, 2011, ZAP and CEVC entered into an amendment to the Note to remove certain price-based anti-dilution features.  ZAP believes there is some uncertainty regarding whether this $19 million note will be converted to equity or require cash repayment in February 2012.

Investing activities used cash of $19.6 million in the quarter ended March 31, 2011, as compared with $2 million in the quarter ended March 31, 2010. This increase of $17.6 million was primarily due to the issuance of $19 million in convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, in the quarter ended March 31, 2011.

Financing activities provided cash of $20 million in the quarter ended March 31, 2011, as compared with $3.7 million in the quarter ended March 31, 2010.  This increase of $16.3 was primarily due to the issuance in the three months ended March 31, 2011 of $19 million in convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, and the issuance $3 million of convertible debt to Samyang Optics Co., Ltd.

ZAP had cash of $1.4 million at March 31, 2011, as compared to $1.5 million at December 31, 2010.  ZAP had working capital deficits of $15.3 million and $4.4 million for the quarters ended March 31, 2011 and 2010, respectively.  The $10.9 million increase in working capital deficits was primarily due to the issuance of convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, and the inclusion of Jonway’s liabilities in our consolidated financial statements as a result of the Jonway Acquisition

We do not have a bank operating line of credit, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, which might result in significant dilution in the net book value per share of common stock for our shareholders, and there is no guarantee that a market will exist for the sale of the our shares.

ZAP entered into  private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP, in the aggregate amount of $7 million.  ZAP has received a total of $2 million at March 31, 2011 and expects to receive the remaining $5 million by the end of May.

On March 31, 2011, ZAP made the final payment of $550,000 to Al Yousuf, LLC pursuant to the settlement agreement entered into between ZAP and Al Yousuf on December 27, 2010.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires ZAP to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that ZAP believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Stock Based Compensation

ZAP accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. ZAP estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

ZAP accounts for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, ZAP determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Derivative Financial Instruments

ZAP generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of ZAP. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

ZAP accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 which codified SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for ZAP to make certain assumptions and estimates to value derivatives and debt instruments.

Allowance for Doubtful Accounts

ZAP provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, ZAP considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $27,000 and $43,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). ZAP maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for ZAP’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to ZAP’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Off-Balance Sheet Arrangements

None.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are not effective with respect to accounting for derivative liabilities that would ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In our Annual Report on Form 10K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 15, 2011, we identified the following internal control over financial reporting matter that rose to the level of a material weakness: we did not maintain effective controls over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

  Since the date of our filing, we have conducted an extensive review of our debt instruments and have determined that they have been properly accounted for in our financial statements.  We are in the process of developing and establishing effective internal controls and testing guidelines over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

Changes in internal control over financial reporting

We have reviewed our system of internal controls over financial reporting in light of our acquisition of Jonway in January 2011.  As a result of our review, we believe that we do not need to make any significant changes to our existing internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

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

On September 25, 2009, a complaint captioned Al Yousuf LLC v ZAP (Case No. SW 245950) was filed in the Superior Court for the County of Sonoma.  The complaint alleged causes of action for judicial foreclosure and deficiency judgment in connection with a loan agreement with Al Yousuf LLC.  The President of Al Yousuf LLC, Eqbal Al Yousuf, was a member of ZAP’s Board of Directors and resigned on December 30, 2010.  In its complaint, Al Yousuf LLC claimed that ZAP has failed to make scheduled payments required under the loan agreement which is secured by real property that serves as ZAP’s principal executive offices.  Al Yousuf LLC sought to foreclose on the property that secures the loan agreement and recover their attorney’s fees, and obtain such other and further relief as the court may deem just and proper.  On March 1, 2010, ZAP filed an offer to settle the complaint with Al Yousuf LLC pursuant to Section 998 of the California Code of Civil Procedure, or the Settlement Offer, which was accepted by Al Yousuf LLC on April 5, 2010.  The material terms of the Settlement Offer were that ZAP would (1) pay to Al Yousuf LLC the total combined cash sum of $1,800,000 over a period of two years; (2) transfer the property located at 501 Fourth Street, Santa Rosa, California to Al Yousuf LLC; and (3) transfer the property located at 44720 Main Street, Mendocino, California to Al Yousuf LLC in exchange for ending the litigation.  The cash sum was scheduled to be paid in three equal payments of $250,000 on March 31, 2010, June 30, 2010 and September 30, 2010, one payment of $500,000 on December 31, 2010 and the final payment of $550,000 on March 31, 2011, which ZAP paid on time.

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the “Dealer”), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the “Commission”) regarding 6 Xebra® vehicles purchased from ZAP in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order ZAP to refund all monies paid by the Dealer to ZAP for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against ZAP in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer’s Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer’s Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer’s purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer’s premises. In response, ZAP’s local counsel filed a Petition for Judicial Review on March 1,2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission’s decision. In response, ZAP’s local counsel filed an appeal on April 25, 2011, in Superior court, State of Arkansas, challenging the Commission’s decision.

Item 1A.  Risk Factors

ZAP Jonway has determined that there is a material weakness in its disclosure controls and procedures. If  ZAP Jonway continues to fail to maintain proper, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

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

ZAP Jonway incurred net losses attributable to ZAP of $8.0 million, $19.0 million, and $11.3 million for the three months ended March 31, 2011 and for years ended December 31, 2010 and 2009, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $ 0.9 million,$0.4 million and $5.2 million for the three months ended March 31, 2011 and for the years ended December 31, 2010 and 2009, respectively, and has had net losses annually since inception.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were $11.3 million for the year ended December 31, 2009 and $19.0 million for the year ended December 31, 2010 and $8 million for the three months ended March 31, 2011. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel  SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and conventional fuel vehicles which are in trial and development and which we intend to being producing in the second half of 2011. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of the vehicles.

It is difficult to predict ZAP Jonway’s future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the four most recent fiscal quarters ended March  31, 2011, ZAP recorded quarterly revenue of as much as $1.2 million and as little as $761,000 million and quarterly operating losses of as much as $11.7 million and as little as $1.1 million.  ZAP Jonway has not recorded quarterly financials statements on a consolidated basis in the past, which makes it difficult to predict what ZAP Jonway’s consolidated future revenues will be in order to appropriately budget for our expenses.  In the event that actual results differ from ZAP Jonway’s estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the quarter ended March 31, 2011, ZAP Jonway incurred net losses of approximately $9.9 million and used approximately $1.5 million of cash in operations while recognizing approximately $11.7 million in revenue. As of March 31, 2011, ZAP Jonway had cash and cash equivalents of $1.4 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, ZAP initiated a product recall in June and November 2009 for the Xebra® braking mechanism sending out 788 notices for our 2008 Xebra® model and receiving 112 responses, at a cost to ZAP of $14,000 for the year ending December 31, 2010.  We cannot assure you that such claims and/or other recalls will not be made in the future.  While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can generally be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

Jonway’s contracts are based in the Chinese Renminbi, which may fluctuate against the U.S. dollar and must be reconciled into the U.S. dollar for ZAP Jonway’s consolidated financials.

Jonway’s present contracts are based in the Chinese Renminbi, except for international trading contracts in the US dollar.  The value of the Chinese Renminbi depends, to a large extent, on China’s domestic and international economic, financial and political developments and government policies, as well as the currency’s supply and demand in the local and international markets.  Since 2008, the value of the Chinese Renminbi largely appreciated against U.S. dollar.  There can be no assurance that such exchange rate will not fluctuate widely against the U.S. dollar in the future.  Fluctuation of the value of the Chinese Renminbi will have an adverse effects in reconciling Jonway’s financial statements into the U.S. dollar in consolidated financials and such reconciliation may require significant resources of ZAP Jonway and therefore cause an adverse effect on ZAP Jonway’s business.

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

The People’s Republic of China regulates the conversion between Chinese Renminbi and foreign currencies.  Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service-related foreign exchange transactions, payment of dividends and service of foreign debt.  However, foreign exchange transactions by subsidiaries in China under capital accounts continue to be subject to significant foreign controls and require the approval of, or registration with, governmental authorities.  There can be no assurance that these laws and regulations on foreign investment will not cast uncertainties on financing and operating plans in China.  Under current foreign exchange regulations in China, subject to relevant registration at the State Administration of Foreign Exchange, or SAFE, Jonway will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements.  However, there can be no assurance that the current foreign exchange policies regarding debt service and payment of dividends in foreign currencies will persist in their current formulation.  Changes in foreign exchange policies in the People’s Republic of China might have a negative impact on ZAP Jonway’s ability to repatriate profit from Jonway to ZAP.

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

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 63% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. In particular, Priscilla Lu, the chairman of our board of directors, is a general partner of Cathaya. In addition, Cathaya and its affiliated entities beneficially own approximately 57% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended March  31, 2011 that were not previously included in a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

ZAP issued 800,000 shares for the settlement of outstanding short-term debt including interest.

ZAP issued 250,000 shares in exchange for the provision of financial and management consulting and transaction advisory services to ZAP.

ZAP issued 166,249 shares of common stock for cash through private placements.

ZAP issued 43,651 shares of stock to two employees for compensation.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits.

Exhibit Number	Description

10.1
Agreement entered into between Jonway Group Co. Ltd., and ZAP relating to that certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. between such parties, dated as of April 15, 2011.

10.2	Warrant to Purchase Shares of Common Stock of ZAP issued to China Electric Vehicle Corporation, dated as of January 12, 2011.
10.3	Amendment No. 1 to Warrant to Purchase Shares of ZAP Common Stock issued to China Electric Vehicle Corporation, dated as of March 31, 2011.
10.4	Amendment No. 1 to Senior Secured Convertible Promissory Note Due 2012 issued to China Electric Vehicle Corporation, dated as of March 31, 2011.
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2011	By: /s/ Steven Schneider
Name: Steven Schneider
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 17, 2011	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 17, 2011	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)