Form 10-Q
period 2011-06-30
ZAP
filed 2011-08-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Yes  ☐   No  ☒

As of August 12, 2011, there were 215,356,481 shares outstanding of the issuer’s common stock.

ZAP & SUBSIDIARIES
FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 and DECEMBER 31, 2010
(In thousands, except share data)
(Unaudited)

ASSETS
	June 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$2,203	$1,503
Restricted cash	275	—
Accounts receivable, net of allowance of $19 in 2011 and $27 in 2010	2,230	294
Due from related party-Jonway	2,716	—
Marketable securities	1,371	1,888
Notes receivable Jonway dealers	776	—
Deferred Tax asset	380
Inventories, net of reserve of $856 in 2011 and $619 in 2010	12,353	1,822
Prepaid expenses and other current assets	2,025	266
Total current assets	24,329	5,773

Property and equipment, net	45,658	173

Other assets:
Investment in non-consolidated joint venture	665	808
Distribution fees for Jonway and Better World products
net of amortization of $2,041 in 2011 and $961 in 2010	14,519	15,599
Intangible assets, net of amortization of $451 in 2011 and $0 in 2010	17,304	—
Goodwill	6,517	—
Deposit on Zhejiang Jonway Auto	—	11,000
Deposits and other asset, net	217	159
Total assets	$109,209	$33,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
8% Senior Convertible debt, net of discount	$8,109	$—
Short term debt and notes	2,272	668
Accounts payable	14,441	328
Accrued liabilities	10,520	2,197
Advances from customers	1,873	—
Other payables	645	—
Jonway purchase price payable	5,400	—
Due to related party	2,753	—
Taxes payable	888	—
Total current liabilities	46,901	3,193
Long term liabilities:
Derivative liability	—	5,539
Accrued Liabilities	372	—
Total long term liabilities	372	5,539
Total liabilities	47,273	8,732

Commitments and contingencies (Note 8)	—	—

Equity: ZAP shareholders’ equity: Common stock, 800 million shares authorized; no par value; 215,107,078 and 207,254,789 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	207,932	179,691
Accumulated other comprehensive income (loss)	541	(112)
Accumulated deficit	(175,378)	(154,799)
Total ZAP shareholders’ equity	33,095	24,780
Non controlling interest	28,841	—
Total shareholders’ equity	61,936	24,780

Total liabilities and shareholders’ equity	$109,209	$33,512

See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
		Restated		Restated
NET SALES	$16,266	$849	$27,974	$1,697
COST OF GOODS SOLD	14,711	748	25,359	1,481
GROSS PROFIT	1,555	101	2,615	216
OPERATING EXPENSES
Sales and marketing	3,426	297	5,341	524

General and administrative (non-cash stock-based compensation of $0.8 million and $1.01 million and $1.1 million and $1.0 million for the Three and Six Months ended June 30, 2011 and 2010, respectively)	4,270	1,789	10,429	4,015

Research and development	1,145	328	1,915	704
	8,841	2,414	17,685	5,243
LOSS FROM OPERATIONS	(7,286)	(2,313)	(15,070)	(5,027)
OTHER INCOME (EXPENSE)
Interest expense, net	(6,978)	(559)	(8,828)	(1,045)
Gain on extinguishment of debt	—	817	—	817
Loss from equity interest in Joint Venture	(88)	—	(161)
Gain (Loss) on financial instruments	10	(276)	(349)	113
Other income (expense), net	636	(151)	780	(196)
	(6,420)	(169)	(8,558)	(311)
LOSS BEFORE INCOME TAXES	$(13,706)	$(2,482)	$(23,628)	$(5,338)
PROVISION (EXPENSE) BENEFIT FOR INCOME TAX	(9)	—	15	(4)
CONSOLIDATED NET LOSS	$(13,715)	$(2,482)	$(23,613)	$(5,342)
Less: net loss attributable to non controlling interest	(1,134)	—	(3,034)	—
Net loss attributable to ZAP	$(12,581)	$(2,482)	$(20,579)	$(5,342)

NET LOSS PER COMMON SHARE
— BASIC AND DILUTED	$(0.06)	$(0.02)	$(0.10)	$(0.05)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
— BASIC AND DILUTED	214,316	105,951	211,808	105,441

 See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended
	June 30,
	2011	2010
		Restated
Operating activities:
Consolidated net loss	$(23,613)	$(5,342)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based employee compensation	1,012	1,000
Stock-based compensation for consulting and other services	359	397
Depreciation and amortization	6,063	30
Derivative liability		(113)
Inventory Reserve	12	—
Provision for doubtful accounts	2	9
Investment in joint venture and other investments	161	148
Gain on extinguishment of debt		(817)
Loss on disposal of equipment	(29)	—
Management fees due to related party	1,250	—
Convertible debt discount	8,108	133
Changes in assets and liabilities (net of acquisition):
Accounts receivable	1,338	14
Notes receivable	4,287	—
Inventories	2,389	(295)
Prepaid expenses and other assets	(401)	393
Accounts payable	(1,147)	(232)
Accrued liabilities	2,173	(82)
Notes payable	(3,127)	—
Taxes payable	(601)	—
Advances to customers	(1,389)	—
Restricted cash	1,957	—
Cash used in operating activities	(1,195)	(4,757)

Investing activities:
Purchase of marketable securities	—	(2,000)
Acquisition of 51% Interest in Zhejiang Jonway Automobile	(18,477)	—
Acquisition of property and equipment	(580)	—
Proceeds from sale of equipment	81	16
Cash used in investing activities	(18,976)	(1,984)

Financing activities:
Proceeds from issuance of common stock	331	—
Proceeds from issuance of convertible debt	19,000	3,000
Proceeds from stock subscription agreement	2,000	—
Proceeds from insurance financing	174	—
Payment of short term debt	(2,185)
Proceeds from short term borrowing	1,535	—
Stock issuances for convertible debt discounts	—	667
Cash provided by financing activities	20,855	3,667
Effect of exchange rate changes on cash and cash equivalents	16
Decrease in cash and cash equivalents	700	(3,074)
Cash and cash equivalents at beginning of year	1,503	4,800
Cash and cash equivalents at end of year	$2,203	$1,726
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$4	$4

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

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co., Ltd. (“Jonway”) for a total purchase price of $35,870,000 consisting of approximately $29 million in cash and    8 million shares of ZAP common stock. The Company believes that the acquisition will allow it to expand its distribution network and give it access to the rapidly growing Chinese market for electric vehicles.

Jonway is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (“the PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Alex Wang (the son of Wang Huaiyi) and Wang Xiao Ying (the daughter of Wang Huaiyi and all three individuals collectively referred to as the “Wang Family”).

Jonway’s approved scope of business operations includes the production and sale of vehicle spare parts, and the sale of UFO branded vehicles.  The principal activities of Jonway are the production and sale of automobile spare parts, and the consignment production and distribution of SUVs.

Basis of Presentation

The accompanying condensed consolidated financial statements include the financial statements of ZAP, its wholly owned subsidiaries Voltage Vehicles and ZAP Stores and its 51% owned subsidiary Jonway. All significant inter-company transactions and balances have been eliminated.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.  During the three and six months ended June 30, 2011, ZAP Hangzhou incurred an operating loss of  $193,730 and $429,230 of which $72,650 and $160,961 is our share at March 31, 2011 and June 30, 2011 respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2011 and June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (our “2010-K”).

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

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2001.  The private place subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011 for the purchase of ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings.  To date, we have received approximately $771,000 pursuant to the stock purchase agreement.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, at June 30, 2011, we believe that we will have sufficient liquidity required to conduct operations through June 30, 2012.

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

	(unaudited)	(unaudited)
Amounts in (000s)	Qtr 1 3/31/10	Qtr 2 6/30/10
Total liabilities as reported	$12,715	$8,594
Adjustments	1,053	1,329
Restated total liabilities & stockholders’ equity	$13,768	$9,923
Net loss as reported	$(3,248)	$(2,206)
Adjustments	392	(276)
Restated loss	$(2,856)	$(2,482)

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

Revenue Recognition

The Company records revenues for non-Jonway sales when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

·	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

·
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

·
Collectability is reasonably assured.  The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

The Company records revenues for Jonway sales only upon the occurrence of all of the following conditions:

·	The Company has received a binding purchase order from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

·	The purchase price has been fixed, based on the terms of the purchase order;

·	The Company has delivered the product from its factory to a common carrier acceptable to the customer; and

·	The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Sales are recognized net of promotional discounts, rebates and return allowances.

Shipping and Handling costs

Shipping and handling costs have been included in cost of goods sold.

Research and Development

Research and product development costs are expensed as incurred.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 (previously Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R) on January 1, 2006 using the modified prospective method. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 4 “Stock-Based Compensation” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At June 30, 2011 and 2010, all deferred tax assets, without offsetting liabilities in the same jurisdiction, were fully reserved.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing consolidated net loss attributable to ZAP by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. There were outstanding options and warrants exercisable to purchase 100.7 million and 94 million shares of ZAP common stock at June 30, 2011 and 2010, respectively. ZAP also had outstanding debt, which is convertible into 84 million shares of ZAP common stock at June 30, 2011.

Cash and Cash Equivalents

The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the Company and are comprised of investments having maturities of three months or less when purchased.  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

The Company has cash restricted in connection with the issuance by Jonway’s automobile dealers of bank notes instead of cash payment for Jonway’s mature payables, due to Jonway’s lack of cash in the three months ended June 30, 2011.  To issue these notes, the banks require a deposit of approximately 40-60% of the amount of the note and to have the full amount of the note on the note’s due date, which is usually 6 months from issuance.

Due to Related Party

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.  The balance due from Jonway at June 30, 2011 is $2.7 million.

Marketable Securities

The Company has an investment in a related party that is comprised of marketable equity securities, which are classified as available-for-sale and recorded at fair value, the value of  which fluctuates with the stock market value.   The securities are shares of stock in Samyang Optics Co., Ltd., which shares are traded on the Korean stock exchange.  ZAP’s ownership is not material to Samyang Optics Co., Ltd. Net unrealized holding gains and losses, net of tax, are reported as a separate component of shareholders’ deficit, except where holding losses are determined to be “other-than-temporary”, whereby the losses are reported in gains and losses on investments in the consolidated statement of operations.  Gains and losses on disposals of marketable equity securities are determined using the specific identification method.  The market value of these securities declined $230,000 in the three months ended June 30, 2011 and $517,000 for the six months ended June 30, 2011.

Notes Receivable

Notes receivable balances consist of bank notes issued by Jonway’s automobile dealers instead of cash payment for Jonway’s mature payables, due to Jonway’s lack of cash in the three months ended June 30, 2011.

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

During the three months ended June 30, 2011, certain derivative liabilities were converted into 233,192 shares of ZAP stock.

The following table set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended June 30, 2011 (in thousands):

	Balance	Exercise	Change in	Balance
	3/31/2011	of warrants	fair value	6/30/2011
Derivative Liabilities	$201	$(70)	$10	$0

The Company does not have any non-financial assets or liabilities that it measures at fair value.

Beneficial Conversion Feature

The Company accounts for potentially beneficial conversion features under Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments. On January 12, 2011, the Company issued $19 million of Convertible debt to CEVC which is convertible into 84.3 million shares of ZAP Stock or a number of shares of Jonway stock owned by ZAP to be determined in accordance with the note. At the time of each of this issuance, the value of the common stock into which the note is convertible had a fair value greater than the proceeds for such issuance. Accordingly, the Company has recorded a beneficial conversion feature of $8.6 million. The amount of the conversion feature was limited where the warrants issued in conjunction with the CEVC note were valued at $10.3 million plus the conversion feature would not exceed $19 million

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibles to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was approximately $19,000 and $27,000 at June 30, 2011 and December 31, 2010, respectively for ZAP’s U.S. operations.  Zhenjiang Jonway Automobile Co., Ltd. (“Jonway”) primarily sells vehicles to its qualified dealers. An on-going credit evaluation of its customers’ financial condition is performed. Jonway maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As a result of this analysis no allowance for doubtful accounts was determined to be required at June 30, 2011.

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

Intangible Assets

Intangible assets consist of trade names, developed technology, in process research and development and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for developed technology and eight years for the customer relationships. Costs incurred by the Company in connection with trademark applications and approvals from governmental agencies, including legal fees and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

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

Common Stock

                At the ZAP Annual Meeting held on June 20, 2011, the shareholders approved the following proposed resolutions that affect our common stock:

•	an amendment to increase the authorized shares of common stock from 400 million to 800 million;

•	an amendment to our charter to effect a reverse stock split within a range of one-for-four or one–for-eight with the ultimate ratio to be determined by our Board of Directors; and

•	an amended and restated 2008 equity plan to, among other things, increase the number of shares of common stock available for issuance under the plan to a total of 40 million shares.

Comprehensive loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency cumulative translation adjustments and unrealized net losses on investments.  Comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		Restated		Restated
Consolidated net loss	$(13,715)	$(2,482)	$(23,613)	$(5,342)
Increase in foreign cumulative translation adjustment	365	—	669	—
Decrease in net unrealized gains on available-for-sale securities	(230)	—	(517)	—
Comprehensive loss	(13,580)	(2,482)	(23,461)	(5,342)
Comprehensive loss attributable to non controlling interest	(1,134)	—	(3,034)	—
Comprehensive loss attributable to ZAP	$(12,446)	$(2,482)	$(20,427)	$(5,342)

Quantitative and Qualitative Disclosures about Market Risk

ZAP foreign currency exchange risks are as follows:

The financial position and results of operations of our Chinese subsidiary Jonway are measured using Chinese Renminbi (RMB) as the functional currency.  The financial position and results of operations of our Chinese subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements.  Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.  The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency.  ZAP benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.  Accordingly, changes in exchange rates, and in particular a strengthening of the US dollar, may negatively affect the company’s consolidated revenues or operating costs and expenses as expressed in U.S. Dollars.  Adjustments resulting from the process of translating foreign functional currency financial statements into US dollars are included in accumulated other comprehensive income (loss) a separate component of  common shareholders equity.

NOTE 4-STOCK-BASED COMPENSATION

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

A summary of options under the Company’s stock option plans from January 1, 2011 through June 30, 2011 is as follows (the number of shares is in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2010	26,778	$0.56	7.74
Options granted under the plan	500	$1.10	4.90
Options exercised	(659)	$0.31	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2011	26,619	$0.49	7.74
Options granted under the plan
Options exercised	(1,198)	0.26
Options forfeited and expired
Outstanding June 30, 2011	25,421	$0.50	7.25

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2011 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).  There were 19.4 million options valued at $1.4 million in the money at June 30, 2011.

As of June 30, 2011, total compensation cost of unvested employee stock options is $2 million. This cost is expected to be recognized through December 2012. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended June 30, 2011, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 5-ACQUISITION

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $204,000 and $410,000 in the three and six months ended June 30, 2011.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined		Pro Forma Combined
	Six Months ended June 30,		Three Months ended June 30,
	2011	2010	2011	2010
Net sales	$35,815	$38,916	$16,311	19,317
Net( loss) Income	(20,535)	(4,182)	(9,321)	(1,658)
Net loss per common share, basic and diluted	$(0.09)	$(0.04)	$(0.04)	$(0.02)
Shares outstanding, basic and diluted	214,316	105,951	211,806	105,441

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

NOTE 6 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Advanced technology vehicles	$821	$1,163
Vehicles-conventional	590	345
WIP Jonway SUV’s	2,785	—
Parts and supplies	5,020	656
Finished goods	3,993	277
	13,209	2,441
Less - inventory reserve	(856)	(619)
	$12,353	$1,822

NOTE 7-GOODWILL & OTHER INTANGIBLES

The intangible assets at June 30, 2011 are summarized as follows:

	Weighted	Net			Comprehensive	Net
	Average	Book		Accumulated	Translation	Book
	Useful Life	Value	Additions	Amortization	Adjustment	Value
	(In Years)	12/31/2010	2011	6/30/2011	6/30/2011	6/30/2011
Exhange rate		6.62270			6.5825	6.463
Customer Relationships	8	—	$3,300	(181)	16	$3,135
Developed Technology	7	—	4,228	(249)	20	3,999
In Process Technology		—	547		3	550
Tradename		—	9,326		294	9,620
Intangibles		7	$17,401	$(430)	$333	$17,311

Goodwill Assets			$6,393		$124	$6,517

Goodwill & Intangibles			$23,794	$(430)	$457	$23,828

As of June 30, 2011, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2011	$510
2012	1,021
2013	1,021
2014	1,021
2015	1,021
Thereafter	2,540
$7,134

NOTE 8-DISTRIBUTION AGREEMENTS

Distribution agreements as of June 30, 2011 and December 31, 2010 are presented below (in thousands):

	June 30, 2011	December 31, 2010
Better World Products	$2,160	2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(2,041)	(961)

	$14,519	15,599

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of June 30, 2011.

NOTE 9- LONG-TERM AND SHORT-TERM NOTES

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

The Note matures on February 12, 2012, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted. Upon conversion, any accrued interest on the  Note is waived. Effective March 31, 2011, the Company and ZAP entered into an amendment to the Note and Warrant to remove certain price-based anti-dilution features. At January 12, 2011, a discount of $10.4 million was recorded. This amount was to be amortized over 13 months. We amortized $2.6 million and $4.4 million of the discount in the three and six months ended June 30, 2011, respectively. In addition, the Company recorded $666,300 in accrued interest through the first six months ended June 30, 2011.

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

Short Term Notes

As of June 30, 2011, ZAP had $2.3 million in short term notes, of which $1.5 million is a loan from a bank in China with an interest rate of 12.06% per year due on November 1, 2011.

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

Segment results are summarized as follow (in thousands):

	Jonway Conventional Vehicles	Consumer Products	Car Outlet	Advanced Technology Vehicles	Total

For the three months ended June 30, 2011:
Net sales	15,721	102	249	194	16,266
Gross profit (loss)	1,422	24	95	14	1,555
Depreciation, amortization	1,116	554	2	3	1,675
Net loss	(2,314)	(10,803)	(15)	(583)	(13,715)
Total assets	89,977	17,470	709	1,053	109,209
For the three months ended June 30, 2010: Restated
Net sales	—	77	488	284	849
Gross profit (loss)	—	35	129	(63)	101
Depreciation, amortization		36	4	11	51
Net loss (restated)	—	(2,075)	(4)	(403)	(2482)
Total assets	—	7,619	453	1,694	9,923

For the Six months ended June 30, 2011:
Net sales	26,668	302	614	390	27,974
Gross profit (loss)	2,357	73	153	32	2,615
Depreciation, amortization	1,972	3,802	4	9	5,787
Net loss	(6,190)	(16,362)	(71)	(990)	(23,613)
Total assets	89,977	17,470	709	1,053	109,209
For the Six months ended June 30, 2010: Restated
Net sales	—	180	1,005	512	1,697
Gross profit (loss)	—	59	223	(66)	216
Depreciation, amortization		38	2	11	51
Net loss (restated)	—	(4,424)	(43)	(875)	(5,342)
Total assets	—	7,619	453	1,851	9,923

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Jonway’s results of operations have been included since the acquisition date of January 21, 2011.

Customer Information

For the three months and six months ended June 30, 2011 and 2010, no customers accounted for more than 10% of our revenue.

NOTE 11 – RELATED PARTIES

Sale of Stock to a Party Related to ZAP’s CO-CEO and Director

As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2001.  The private place subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011 for the purchase of ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings.  To date, we have received approximately $771,000 pursuant to the stock purchase agreement. The parties have not confirmed the share price of the stock to be issued.

 Commitment to Purchase Company Owned by ZAP President

ZAP’s President Gary Dodd created the company ZAP Motor Manufacturing Kentucky, Inc., a Kentucky corporation, or ZMMK, and has applied for a loan from the U.S. Department of Energy under its Advanced Technology Vehicles Manufacturing Incentive Program.  ZAP has entered into a Manufacturing and Supply Agreement, dated as of March 29, 2009, pursuant to which, conditional upon ZMMK’s receipt of the loan, ZAP would engage ZMMK to manufacture certain of its products. Conditional upon ZMMK’s receipt of the loan, ZAP has the right to purchase a substantial equity ownership interest in ZMMK.

Rental Agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $46,200 and $45,500 for the six months ended June 30, 2011 and 2010.

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

The Note matures on February 12, 2012, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted. Upon conversion, any accrued interest on the  Note is waived. Effective March 31, 2011, the Company and ZAP entered into an amendment to the Note and Warrant to remove certain price-based anti-dilution features. At January 12, 2011, a discount of $10.4 million was recorded. This amount was to be amortized over 13 months. We amortized $2.6 million and $4.4 million of the discount in the three and six months ended June 30, 2011, respectively. In addition, the Company recorded $666,300 in accrued interest through the first six months ended June 30, 2011.

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

On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  5 million shares were issued to Cathaya in payment of this fee.  As of June 30, 2011, ZAP has accrued $1.2 million for management fees due to Cathaya.

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World International, Limited, or Better World, a company focused on infrastructure technology and services for electric vehicles.  Priscilla Lu, Ph.D. who is the current Chairman of the Board of ZAP is also a director and shareholder of Better World. In  January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Alex Wang, Co-CEO and director of ZAP. ZAP and Better World own 37.5% of the equity shares of ZAP Hangzhou, and Alex Wang owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the three months ended June 30, 2011, the joint venture incurred an operating loss of $429,230 of which $160,961 is our share.

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

Zhejiang UFO is considered a related party because Wang Huaiyi, Alex Wang (son of Wang Huaiyi) and Wang Xiao Ying (daughter of Wang Huaiyi), who are shareholders of Jonway, also have certain non-controlling equity interests in Zhejiang UFO.

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

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the “Dealer”), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the “Commission”) regarding 6 Xebra® vehicles purchased from ZAP in 2008, for a total purchase price of $65,000.  Due to a concern related to the vehicles raised by the Dealer, the Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company  to pay all transportation costs, and in addition to assess penalties and interest charges against ZAP in an unspecified amount.  The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer’s Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer’s Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer’s purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer’s premises. In response, ZAP filed an appeal on April 25, 2011 in Superior Court, State of Arkansas, challenging the Commission’s decision. A brief in support of petition for judicial review was filed by ZAP on August 5, 2011 requesting that the decision of the Arkansas Motor Vehicle Commission be reversed and the complaints of the Dealer be dismissed with prejudice and for all other just and proper relief.

NOTE 13 - SUBSEQUENT EVENTS

As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2001.  The private place subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011 for the purchase of ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings.  To date, we have received approximately $771,000 pursuant to the stock purchase agreement. The parties have not confirmed the share price of the stock to be issued.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

This quarterly report of Form 10-Q, or Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

·	our ability to maintain effective disclosure controls and procedures;

·	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

·	our history of losses and the uncertainty of our future profitability;

·	whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;

·	our ability to keep up with advances in technology and compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

·	our ability to operate internationally, particularly in China;

·	our ability to establish, maintain and strengthen our brand;

·	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

·	our ability to attract and retain the personnel qualified to implement our growth strategies;

·	our ability to obtain approval from government authorities in the U.S., China and internationally for our products;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term financing needs;

·	changes in our business plan and corporate strategies; and

·	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

On January 21, 2011, ZAP completed its acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd. of Sanmen, Zhejiang, China pursuant to that that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010, as amended on April 15, 2011, for a total purchase price of $35,870,000 consisting of approximately $29 million in cash and 8 million shares of stock (the “Jonway Acquisition”).  With ZAP’s electric vehicle technology expertise and international experience, ZAP Jonway intends to build the necessary production platform to serve the Chinese electric vehicle market. ZAP Jonway intends to leverage Jonway’s A380 SUV, as well as its established distribution channels to the Chinese market. ZAP Jonway intends to manufacture and sell SUVs powered by ZAP’s electric drive train as well as Jonway’s gasoline fueled vehicles.

We operate our business in four reportable segments: Jonway Conventional Vehicles, Advanced Technology Vehicles, Consumer Products and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China;  the Advanced Technology Vehicles segment represents sales and marketing of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan; the Consumer Product segment represents the sales and marketing of rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters; and our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  ZAP’s Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended June 30		Six Months ended June 30
	2011	2010	2011	2010
Statements of Operations Data:		Restated		Restated
Net sales	100.0%	100.0%	100%	100%
Cost of sales	(90.4)	(88.1)	(90.6)	(87.3)
Operating expenses	(54.3)	(284.3)	(63.2)	(308.90)
Loss from operations	(44.8)	(272.4)	(53.8)	(296.2)
Net loss attributable to ZAP	(77.3)	(320.6)	(73.6)	(315.8)

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net sales increased by $15.4 million in the three months ended June 30, 2011 from $849,000 in June 30, 2010  to       $16.3 million for the three months ended June 30, 2011.  This increase related principally to the Jonway Acquisition in January 2011.  Jonway’s sales contributed $23.9 million in net sales as a result of this acquisition.

In our Advanced Technology Vehicles segment, net sales decreased by $34,000 from $228,000 in the three months ended June 30, 2010 to $194,000 for the three months ended June 30, 2011, primarily due to slower sales resulting from a poor economic environment in the United States.

In our Consumer Product segment, net sales increased by $25,000 from $77,000 in the three months ended June 30, 2010 to $102,000 in the three months ended June 30, 2011.  The increase is principally due to higher sales of our ZAPPY 3 electric scooters.

In our Car Outlet segment, net sales decreased by $239,000 from $488,000 in the three months ended June 30, 2010 to $249,000 in the three months ended June 30, 2011. This decrease was due in part to the lower number of consigned vehicles available for resale in the three months ended June 30, 2011.

Gross profit increased by $1.45 million from $101,000 in the three months ended June 30,2010 to $ 1.55 million in the three months ended June 30, 2011.  The increase in gross profit in the three months ended June 30, 2011 principally related to the Jonway Acquisition in January 2011.  Jonway’s gross profit contributed approximately $1.4 million as a result of this acquisition.

In the Advanced Technology Vehicles segment, gross profit increased by $77,000 from a gross loss of $(63,000) in the three months ended June 30, 2010, to $14,000 in the three months ended June 30, 2011.  This decrease was due to a lower volume of sales of the ZAPTRUCK XL.

In the Consumer Products segment, gross profit decreased by $11,000 from $35,000 in the three months ended June 30, 2010 to $24,000 in the three months ended June 30, 2011. The decrease was primarily due to slow sales of our ZAPPY 3 electric scooters.

In the Car Outlet segment, gross profit decreased by $34,000 from $129,000 in the three months ended June 30, 2010  to $95,000 for the three months ended June 30, 2011. The lower gross profit was due to lower gross margins on vehicles sold wholesale and the decrease in overall sales.

Sales and marketing expenses increased by $3.2 million from $297,000 in the three months ended June 30, 2010 to $3.5 million in the three months ended June 30, 2011.  The increase in sales and marketing expenses in the three months ended June 30, 2011 principally related to the Jonway Acquisition in January 2011.  Jonway’s sales and marketing costs contributed approximately $2.7 million as a result of this acquisition.

General and administrative expenses increased by $2.5 million from $1.8 million in the three months ended June 30,  2010 to $4.3 million in the three months ended June 30, 2011.  This increase was related principally to the closing of the Jonway Acquisition that occurred in January 2011 and the inclusion of $941,000 in general and administrative expenses from Jonway as a result of this acquisition.  We also incurred higher professional fees for accounting and legal services in connection with the Jonway Acquisition.  In the three months ended June 30, 2011, we also recorded  $625,000 for quarterly fees under a management agreement entered into between ZAP and Cathaya Capital, L.P., a Cayman Islands exempted limited partnership and ZAP’s largest investor, or Cathaya.

Research and development expenses increased by $0.8 million from $328,000 in the three months ended June 30, 2010 to $1.1 million in the three months ended June 30, 2011. This increase was related principally to the closing of the Jonway Acquisition that occurred in January 2011 and the inclusion of $652,000 in research and development expenses relating to further development of the automatic transmission for Jonway’s three and five door sports utility vehicles and further development of our electric drive line for Jonway’s SUV’s.

Interest expense increased by $6.2 million from $559,000 in the three months ended June 30, 2010 to $6.7 million in the three months ended June 30, 2011.  This increase was principally due to interest charges related to the $19 million in convertible debt issued by ZAP to China Electric Vehicle Corporation on January 12, 2011, the proceeds of which were used to finance the Jonway Acquisition.

Joint  operations  We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the three months ended June 30, 2011, the joint venture incurred an operating loss of $236,000 of which $88,500 is our share.

Other income of $636,000 in the three months ended June 30, 2011 reflected the inclusion of incentives related to the operation of Jonway’s production facility, paid by the Chinese Government to Jonway and reflected in our consolidated financial statements as a result of the Jonway Acquisition.

Net loss attributable to ZAP increased by $9.8 million from $2.5 million loss in the three months ended June 30, 2010 to $12.6 million loss in the three months ended June 30, 2011, primarily due to the Jonway Acquisition, pursuant to which we incurred increased professional fees, interest expenses and amortization expenses.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

                Net sales increased by $26.3 million in the six months ended June 30, 2011 from $1.7 million for the six months ended  June 30, 2010 to $27.9 million in June 30, 2011.  This increase related principally to the Jonway Acquisition that occurred in January 2011.  Jonway’s sales contributed $26.7 million in net sales as a result of this.

In our Advanced Technology segment, sales decreased from $512,000 in 2010 to $390,000 for the six months ended June 30, 2011. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first six months of 2011.

In our Consumer Product segment, sales increased $122,000 from $180,000 for the six months ended June 30, 2010 to $302,000 for the six months ended June 30, 2011 due to increases in sales of ZAPPY 3 scooters to a single customer for resale.

In our Car Outlet segment, sales decreased $391,000 from $1 million for the six months ended June 30, 2010 to $614,000 for the six months ended June 30, 2011. The decrease was due to a decrease in the consignment cars available for sale and a general downturn in the economy. Due to the current recession many consumers choose lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross profit  increased by $2.4 million from $216,000 for the six months ended June 30, 2010 to $2.6 million for the six months ended June 30, 2010.  The increase in gross profit in the three months ended June 30, 2011 principally related to the Jonway Acquisition in January 2011.  Jonway’s gross profit contributed approximately $2.8 million as a result of this acquisition for the six months ended June 30, 2011.

In our Advanced Technology segment, our gross profit increased by $98,000 from a gross loss of $66,000 for the six months ended June 30, 2010 to a gross profit of $32,000 for the six months ended June 30, 2011.  The increase was due to sales of the XL models, which have been designed for fleets.

In our Consumer Products segment, we experienced an increase of $14,000 in gross profits from a gross profit of $59,000 for the six months ended June 30, 2010 to a gross profit of $73,000 for the six months ended June 30, 2011. The increase was due to the sales of the Zappy 3 Pro to a major customer.

Gross profits in our retail car lot decreased by $70,000 from $223,000 for the six months ended June 30, 2010 to $153,000 for the six months ended June 30, 2011. The decrease in gross profits was due to lower sales volumes and a decline of  consignment cars available for sale.

Sales and marketing expenses in the first six months of 2011 increased by $4.9 million from $524,000 for the six months ended June 30, 2010 to $5.4 million for the six months ended June 30, 2011.  The increase in selling and marketing expense in the six months ended June 30, 2011 principally related to the Jonway Acquisition in January, 2011.  Jonway’s sales and marketing costs contributed approximately $3.8 million as a result of this acquisition and amortization expenses on the distribution agreements of $1.1 million.

General and administrative expenses for the six months ended June 30, 2011 increased by approximately $6.4 million from $4 million for the six months ended June 30, 2010 to $10.4 million for the six months ended June 30, 2011. The increase was due to greater professional fees for legal and accounting services in connection with the Jonway Acquisition, an increase in salaries due to hiring additional personnel, higher consulting expenses and increased expenses for employee stock options to reflect recent issuances in the six months ended June 30, 2011.  In the six months ended June 30, 2011, we also recorded  $1.25 million in fees under a management agreement entered into between ZAP and Cathaya Capital, L.P., or Cathaya, a Cayman Islands exempted limited partnership and ZAP’s largest investor.

Research and development expenses increased by $1.2 million from $704,000 for the six months ended June 30, 2010 to $1.9 million for the six months ended June 30, 2011. The increase was the result of $333,000 of expenses related to the development of the Alias electric car prototype for the XPRIZE competition, $89,000 of expenses related to the development of an electric-powered prototype of a postal service vehicle to replace gas-powered United States Postal Service vehicles, $243,000 of expenses related to the development of Jonway’s sports utility vehicles for the taxi fleet market and $64,000 of expenses related to the development of battery management system technology. The increase in research and development expenses also resulted from the inclusion of $1.2 million in research and development expenses relating to further developing the automatic transmission for Jonway’s three and five door sports utility vehicles, or SUVs, and further developing the electric drive line for Jonway’s SUVs.

Interest expense, net increased by $7.6 million from an interest expense of $1 million for the six months ended June 30, 2010 to an interest expense of $8.6 million for the six months ended June 30, 2011. The increase was due to discounts recorded on the $19 million convertible debt to reflect a discounted stock conversion price.

Joint venture operations We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the six months ended June 30, 2011, the joint venture incurred an operating loss of $429,000 of which $161,000 is our share.

Other income (expense) increased $584,000 from an expense of $196,000 for the six months ended June 30, 2010 to other income of $780,000 for the six months ended June 30, 2011, which reflected  the inclusion of incentives related to the operation of Jonway’s production facility paid by the Chinese Government to Jonway and reflected in our consolidated financial statements as a result of the Jonway Acquisition.

Net loss attributable to ZAP for the six months ended June 30, 2011 was $20.6 million loss compared to $5.3 million loss for the six months ended June 30, 2010.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, our investment in related party securities and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private place subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011 for the purchase of ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings.  To date, we have received approximately $771,000 pursuant to the stock purchase agreement. The parties have not confirmed the share price of the stock to be issued.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, at June 30, 2011, we believe that we will have sufficient liquidity required to conduct operations through March 31, 2012.

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

Net cash used for operating activities decreased by $3.6 million from $4.8 million in the six months ended June 30, 2010 to $1.2 million in the six months ended June 30, 2011. Cash used in the quarter ended June 30, 2010 was comprised of the net loss incurred of $10.0 million plus net non-cash expenses of $1.4 million and the net decrease of $202,000 in operating assets and liabilities.  Cash used in operations in the three months ended June 30, 2011 was $577,000 and was comprised of the net loss attributable to ZAP incurred of $19.3 million plus net non-cash expenses of $13.3 million and the net increase of $5.6 million in operating assets and liabilities.

ZAP completed the Jonway Acquisition on January 21, 2011, pursuant to that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd., dated July 2, 2010. ZAP has paid a total purchase price of $35,870,000 consisting of  approximately $29 million in cash and 8 million shares of ZAP common stock pursuant to this agreement. ZAP funded a portion of the purchase price of the Jonway Acquisition through a Senior Secured Convertible Note and Warrant Purchase Agreement, or the CEVC Agreement, dated as of January 12, 2011, with China Electric Vehicle Corporation, or CEVC, a British Virgin Island company whose sole shareholder is Cathaya. Priscilla Lu, chairman of the board of directors of ZAP is also a general partner of Cathaya and a director of CEVC.

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

Investing activities used cash of $19.9 million in the quarter ended June 30, 2011, as compared with $2 million in the quarter ended June 30, 2010. This increase of $17.9 million was primarily due to the issuance of $19 million in convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, in the quarter ended March 31, 2011.

Financing activities provided cash of $20.9 million in the quarter ended June 30, 2011, as compared with $3.7 million in the quarter ended June 30, 2010.  This increase of $17.2 million was primarily due to the issuance in the three months ended March 31, 2011 of $19 million in convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, and the issuance $3 million of convertible debt to Samyang Optics Co., Ltd.

ZAP had cash of $2.2 million at June 30, 2011, as compared to $1.5 million at December 31, 2010.  ZAP had working capital deficits of $14.5 million and a working capital surplus of $2.6 million for the quarters ended June 30, 2011 and 2010, respectively.  The $17.1 million decrease in working capital deficits was primarily due to the issuance of convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, and the inclusion of Jonway’s liabilities in our consolidated financial statements as a result of the Jonway Acquisition.

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

As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2001.  The private place subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011 for the purchase of ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings.  To date, we have received approximately $771,000 pursuant to the stock purchase agreement. The parties have not confirmed the share price of the stock to be issued.

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

Allowance for Doubtful Accounts

ZAP provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, ZAP considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $19,000 and      $ 27,000 at June 30, 2011 and December 31, 2010, respectively.

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

In our Annual Report on Form 10K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011, we identified the following internal control over financial reporting matter that rose to the level of a material weakness: we did not maintain effective controls over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

Since the date of our filing, we have conducted an extensive review of our debt instruments and have determined that they have been properly accounted for in our financial statements.  We have developed and established an  effective internal controls and testing guidelines over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

Changes in internal control over financial reporting

We have reviewed our system of internal controls over financial reporting in light of our acquisition of Jonway in January 2011.  As a result of our review, we hired additional personnel at Zhejiang Jonway Automotive Co. Ltd to further strengthened our existing internal controls over financial reporting.

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

Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the “Dealer”), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the “Commission”) regarding 6 Xebra® vehicles purchased from ZAP in 2008, for a total purchase price of $65,000.  Due to a concern related to the vehicles raised by the Dealer, the  Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company  to pay all transportation costs, and in addition to assess penalties and interest charges against ZAP in an unspecified amount.  The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer’s Complaint. ZAP responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer’s Complaint to the same date. After the hearing, the Commission ruled that ZAP was required to refund the Dealer’s purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer’s premises. In response, ZAP filed an appeal on April 25, 2011 in Superior Court, State of Arkansas, challenging the Commission’s decision. A brief in support of petition for judicial review was filed by ZAP on August 5, 2011 requesting that the decision of the Arkansas Motor Vehicle Commission be reversed and the complaints of the Dealer be dismissed with prejudice and for all other just and proper relief.

Item 1A.  Risk Factors

If  ZAP Jonway does not maintain proper disclosure controls and procedures, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

During our management’s review of our financial statements and results for the year ended December 31, 2010, our management assessed the effectiveness of our internal control over financial reporting and identified a material weakness in our identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of ZAP’s annual or interim financial statements will not be prevented or detected on a timely basis.  In the first quarter of 2011, our management also determined that that our disclosure controls and procedures were not effective with respect to accounting for derivative liabilities to ensure timely decisions regarding disclosures in the reports filed or submitted under the Exchange Act.  Management has since determined that the material weaknesses in our internal control over financial reporting have been addressed and that disclosure controls and procedures are effective.

While the audit of our financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing audit procedures, our independent registered public accounting firm has not considered internal controls over financial reporting for the purpose of expressing an opinion with respect to the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, material weaknesses or other control deficiencies may have been identified.  In addition, material weaknesses and other control deficiencies may be identified when our management performs evaluations of internal controls in the future.  Ensuring that ZAP has adequate internal financial and accounting controls and procedures allows us to produce accurate financial statements on a timely basis is costly and time-consuming, and we are required to evaluate these controls frequently.

ZAP has a history of losses and ZAP Jonway’s future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on ZAP Jonway’s business and the value of ZAP’s common stock.

ZAP Jonway incurred net losses attributable to ZAP of $20.3 million, $19.0 million, and $11.3 million for the six months ended June 30, 2011 and for years ended December 31, 2010 and 2009, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $ 0.9 million, $0.4 million and $2.5 million for the six months ended June 30, 2011 and for the years ended December 31, 2010 and 2009, respectively, and has had net losses annually since inception.

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

ZAP Jonway expects the rate at which we will incur losses to increase significantly in future periods from current levels as we:

·	expand our business and manufacturing activities in China;

·	begin business and manufacturing activities in Korea;

·	design, develop and manufacture our planned electric vehicles;

·	design, develop and manufacture components of our electric power train;

·	build inventories of parts and components for our electric vehicles;

·	develop and equip manufacturing facilities to produce our electric power train components;

·	expand our design, development, maintenance and repair capabilities;

·	increase our sales and marketing activities; and

·	increase our general and administrative functions to support our growing operations.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were $11.3 million for the year ended December 31, 2009 and $19.0 million for the year ended December 31, 2010 and $16.9 million for the six months ended June 30, 2011. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel  SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and the upgraded, improved and newly developed conventional fuel vehicles which are in trial and development and which we intend to being producing in 2012. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of the vehicles.

It is difficult to predict ZAP Jonway’s future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the four most recent fiscal quarters ended June  30, 2011, ZAP recorded quarterly revenue of as much as $1.2 million and as little as $545,000 million and quarterly operating losses of as much as $11.7 million and as little as $1.1 million.  ZAP Jonway has not recorded quarterly financials statements on a consolidated basis in the past, which makes it difficult to predict what ZAP Jonway’s consolidated future revenues will be in order to appropriately budget for our expenses.  In the event that actual results differ from ZAP Jonway’s estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

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

·
perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

·
perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems, such as the possible perception that Toyota’s recent vehicle recalls may be attributable to these systems;

·	the limited range over which electric vehicles may be driven on a single battery charge;

·	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

·	concerns about electric grid capacity and reliability, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline;

·	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;

·	improvements in the fuel economy of the internal combustion engine;

·	the availability of service for electric vehicles;

·	the environmental consciousness of consumers;

·	volatility in the cost of oil and gasoline;

·	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

·	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

·	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost of charging an electric vehicle;

·	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

·	perceptions about and the actual overall cost of electric vehicles; and

·	macroeconomic factors.

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

 ZAP Jonway’s future success will  depend upon our ability to design and achieve market acceptance of new vehicle models.

ZAP currently generates a substantial amount of its revenue from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric Alias, electric A380 SUV, the improved gas fueled Jonway A380, and the Jonway Small Van are expected to be in production in 2012.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

BYD Auto has also announced plans to bring an electric vehicle into the United States market in 2012, and Ford has announced that it plans to introduce an electric vehicle in late 2011 and the Tesla Roadster is on the market, although it targets a more luxury-brand audience. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles, such as the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

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

Accordingly, in order to build and maintain our business, ZAP Jonway must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in ZAP Jonway’s case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

·	ZAP Jonway’s limited operating history;

·	ZAP limited revenues and lack of profitability to date;

·	unfamiliarity with or uncertainty about our electric vehicles;

·	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

·	the prospect that ZAP Jonway may need ongoing infusions of external capital to fund our planned operations;

·	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

·	the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the quarter ended June 30, 2011, ZAP Jonway incurred net losses of approximately $8.2 million and used approximately $1.1 million of cash in operations while recognizing approximately $16.3 million in revenue. As of June 30, 2011, ZAP Jonway had cash and cash equivalents of $2.2 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, ZAP initiated a product recall in June and November 2009 for the Xebra® braking mechanism sending out 788 notices for our 2008 Xebra® model and receiving 112 responses, at a cost to ZAP of $14,000 for the year ending December 31, 2010.  We cannot assure you that such claims and/or other recalls will not be made in the future.  While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can  be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

·
the inability or unwillingness of current battery manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

·	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

·	an increase in the cost of raw materials, such as cobalt, used in lithium-ion cells.

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

ZAP currently has international operations and subsidiaries in China and planned operations in Korea that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Jonway has international distribution activities in Italy, Nepal, Algeria, America, Yemen and Russia.  In the near future, Jonway intends to expand international distribution to Southeast Asia and the Middle East.  Additionally, as part of ZAP Jonway’s growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date in manufacturing, selling, and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. ZAP Jonway is subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

·	conforming ZAP Jonway’s vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

·	labor unrest and difficulty in staffing and managing international operations;

·	excess costs associated with reducing employment or shutting down facilities;

·	constraints on our ability to maintain or increase prices;

·	coordinating communications among and managing international operations;

·	difficulties attracting customers in new jurisdictions;

·
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon  ZAP in the United States, and foreign tax and other laws limiting our ability to repatriate funds to ZAP in the United States;

·
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

·	difficulties in obtaining or complying with export license requirements;

·	United States and foreign government trade restrictions, tariffs and price or exchange controls;

·	foreign labor laws, regulations and restrictions;

·	preferences of foreign nations for domestically owned companies;

·	changes in diplomatic and trade relationships;

·	political instability, natural disasters, war or events of terrorism; and

·	the strength of international economies.

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

ZAP has recently acquired a majority interest in Jonway and ZAP Jonway may, in the future, continue to acquire businesses in China and in other jurisdictions that we believe would benefit us in terms of product diversification, brand enhancement, technological advances, geographical presence or expansion of sales and distribution networks. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable targets and to obtain any necessary financing for such acquisitions. In order to complete certain acquisitions, we may require regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated. Even if we successfully complete an acquisition, we may experience difficulties in integrating the acquired business, its personnel or its products into our existing business, particularly:

·	allocating management resources;

·	scaling up production and coordinating management of operations at new sites;

·	separating operations or support infrastructure for entities divested;

·	managing and integrating operations in geographically dispersed locations;

·	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

·	integrating the acquired company’s systems into our management information systems;

·	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;

·	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

·	improving and expanding our management information systems to accommodate expanded operations; and losing key employees of acquired operations.

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

From time to time, ZAP Jonway may undertake strategic transactions that give us the opportunity to access new customers and new end-customer markets, to obtain new manufacturing and service capabilities and technologies, to enter new geographic manufacturing locations, to lower our manufacturing costs and improve the margins on our product mix, and to further develop existing customer relationships. Strategic transactions involve many difficulties and uncertainties, including the following:

·	integrating acquired operations and businesses;

·	regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated;

·	allocating management resources;

·	scaling up production and coordinating management of operations at new sites;

·	separating operations or support infrastructure for entities divested;

·	managing and integrating operations in geographically dispersed locations;

·	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

·	integrating the acquired company’s systems into our management information systems;

·	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;

·	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

·	improving and expanding our management information systems to accommodate expanded operations; and

·	losing key employees of acquired operations.

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

The People’s Republic of China regulates the conversion between Chinese Renminbi and foreign currencies.  Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service-related foreign exchange transactions, payment of dividends and service of foreign debt.  However, foreign exchange transactions by subsidiaries in China under capital accounts continue to be subject to significant foreign controls and require the approval of and or registration with, governmental authorities.  There can be no assurance that these laws and regulations on foreign investment will not cast uncertainties on financing and operating plans in China.  Under current foreign exchange regulations in China, subject to relevant registration at the State Administration of Foreign Exchange, or SAFE, Jonway will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements.  However, there can be no assurance that the current foreign exchange policies regarding debt service and payment of dividends in foreign currencies will persist in their current formulation.  Changes in foreign exchange policies in the People’s Republic of China might have a negative impact on ZAP Jonway’s ability to repatriate profit from Jonway to ZAP.

If ZAP Jonway fails to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the three and six months ended June 30, 2011 Zhejiang Jonway Automobile Co. Ltd sales are $15.7 million and $30.0 million . Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.    ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

·	training new personnel;

·	forecasting production and revenue;

·	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

·	implementing and enhancing administrative infrastructure, systems and processes;

·	addressing new markets; and

·	expanding international operations.

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

ZAP Jonway’s electric vehicles, the sale of our motor vehicles in general and the electronic components used in our vehicles are subject to substantial regulation under international, federal, state, and local laws. We have incurred, and expect to incur in the future, significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and ZAP Jonway faces risks associated with changes to these regulations such as:

·	the imposition of a carbon tax or the introduction of a cap-and-trade system on electric utilities could increase the cost of electricity;

·	the increase of subsidies for corn and ethanol production could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

·
changes to the regulations governing the assembly and transportation of lithium-ion batteries, such as the UN Recommendations of the Safe Transport of Dangerous Goods Model Regulations or regulations adopted by the U.S. Pipeline and Hazardous Materials Safety Administration could increase the cost of lithium-ion batteries;

·
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

In connection with the development and sale of ZAP Jonway’s planned vehicles, we will need to comply with various safety regulations and requirements, such as certain frontal impact tests, which are required for sales exceeding certain annual volumes outside the United States. We may experience difficulties in meeting all the criteria for this test or similar tests for our planned electric vehicles, which may delay our ability to sell them in high volumes in certain jurisdictions.

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

Companies, organizations or individuals, including ZAP Jonway’s competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we infringe their proprietary rights. Companies holding patents or other intellectual property rights relating to battery packs, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if ZAP Jonway is determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

·	cease selling, incorporating or using vehicles that incorporate the challenged intellectual property;

·	pay substantial damages;

·	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

·	redesign our vehicles.

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

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

·	our pending patent applications may not result in the issuance of patents;

·	our patents, if issued, may not be broad enough to protect our proprietary rights;

·	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

·	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

·	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our patents; and

·	our in-licensed patents may be invalidated or the holders of these patents may seek to breach our license arrangements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended June 30, 2011 that were not previously included in a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the issuance of these securities. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

On June 8, 2011, the Company issued 230,000 shares of common stock valued at $135,000 for a placement to Felix Siu Fai Kwan, pursuant to a Subscription Agreement by and between the Company and Felix Siu Fai Kwan dated as of June 8, 2011.  The Company also issued another 100,000 shares of common stock valued at $50,000 to Gary Starr, pursuant to an Employment Separation Agreement and General Release by and between the company and Gary Starr dated as of June 9, 2011.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits.

Exhibit Number	Description

3.1	ZAP’s Amended and Restated Articles of Incorporation.

10.1 (1)	Amended and Restated Settlement Agreement and Release by and among ZAP, Steven Schneider, and Peter Scholl dated as of June 20, 2011.

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
(1)           Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	By: /s/ Steven Schneider
Name: Steven Schneider
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: August 15, 2011	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: August 15, 2011	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)