Form 10-Q/A
period 2011-06-30
ZAP
filed 2011-09-07
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number    001-32534

ZAP
(Exact name of registrant as specified in its charter)
California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS.

Exhibits.

Exhibit Number	Description

3.1*	ZAP’s Amended and Restated Articles of Incorporation.

10.1*	Amended and Restated Settlement Agreement and Release by and among ZAP, Steven Schneider, and Peter Scholl dated as of June 20, 2011.

31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
______________
*	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2011	By: /s/ Steven Schneider
Name: Steven Schneider
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: September 7, 2011	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: September 7, 2011	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	ZAP’s Amended and Restated Articles of Incorporation.

10.1*	Amended and Restated Settlement Agreement and Release by and among ZAP, Steven Schneider, and Peter Scholl dated as of June 20, 2011.

31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
______________
*	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**	Filed herewith.