Form 10-Q
period 2011-09-30
ZAP
filed 2011-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Yes  ☐   No  ☒

As of November 11, 2011, there were 227,375,240 shares outstanding of the issuer’s common stock.

FORM 10-Q

PART I.  Financial Information

Item 1.  Financial Statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data))
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$1,451	$1,503
Restricted cash	3,366	—
Accounts receivable, net of allowance of $17 in 2011 and $27 in 2010	4,108	294
Due from related party-Jonway	3,247	—
Marketable Securities	1,426	1,888
Notes receivable from Jonway dealers	1,477	—
Inventories, net of reserve of $877 in 2011 and $619 in 2010	10,294	1,822
Prepaid expenses and other current assets	2,591	266
Total current assets	27,960	5,773

Property and equipment, net	46,172	173

Other assets:
Investment in non-consolidated joint venture	601	808
Distribution fees for Jonway and Better World products
net of amortization of $2.6 million in 2011 and $961 in 2010	13,979	15,599
Intangible assets, net of amortization of $905 in 2011 and $197 in 2010	17,449	97
Goodwill	6,637	—
Deposit on Zhejiang Jonway Auto	—	11,000
Deposits and other asset, net	77	62
Total assets	$112,875	$33,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
8 % Senior Convertible debt, net of discount	$12,523	$—
Short term debt and notes	9,473	668
Accounts payable	13,881	328
Accrued liabilities	10,141	2,197
Advances from customers	1,233	—
Other payables	473	—
Due to related party	2,138	—
Taxes payable	927	—
Total current liabilities	50,789	3,193
Long term liabilities:
Derivative liability	—	5,539
Warranty Liability	279	—-
Total long term liabilities	279	5,539
Total liabilities	51,068	8,732

Commitments and contingencies	—	—

Equity: ZAP shareholders’ equity : Common stock, 800 million shares authorized; no par value; 223,972,210 and 207,254,789 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	216,821	179,691
Accumulated other comprehensive income ( loss)	1,742	(112)
Notes receivable - Shareholders	(331)	—
Accumulated deficit	(184,240)	(154,799)
Total ZAP shareholders’ equity	33,992	24,780
Non-controlling interest	27,815	—
Total equity	61,807	24,780

Total liabilities and equity	$112,875	$33,512

See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands, except net loss per share amounts)

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
		Restated		Restated
NET SALES	$14,088	$985	$42,062	$2,682
COST OF GOODS SOLD	11,951	837	37,310	2,318
GROSS PROFIT	2,137	148	4,752	364
OPERATING EXPENSES
Sales and marketing	2,702	245	8,033	769

General and administrative (non-cash stock-based compensation of $1 million and $1.45 million and $1.0 million and $1.5 million for the three and nine Months ended September 30, 2011 and 2010, respectively)	3,562	1,564	13,981	5,579

Research and development	1,009	130	2,944	834
	7,273	1,939	24,958	7,182
LOSS FROM OPERATIONS	(5,136)	(1,791)	(20,206)	(6,818)
OTHER INCOME (EXPENSE)
Interest expense, net	(4,904)	(1)	(13,732)	(1,046)
Gain on extinguishment of debt				817
Loss from equity interest in Joint Venture	(64)	(96)	(225)	(244)
Gain (Loss) on financial instruments	—	(373)	(349)	(257)
Other income (expense), net	221	—	1,001	(47)
	(4,747)	(470)	(13,305)	(777)
LOSS BEFORE INCOME TAXES	$(9,883)	$(2,261)	$(33,511)	$(7,595)
PROVISION (EXPENSE) BENEFIT FOR INCOME TAX	(5)	—	10	(4)
CONSOLIDATED NET LOSS	$(9,888)	$(2,261)	$(33,501)	$(7,599)
Less: net loss attributable to non controlling interest	1,026	—	4,060	—
Net loss attributable to ZAP	$(8,862)	$(2,261)	$(29,441)	$(7,599)

NET LOSS PER COMMON SHARE
— BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.14)	$(0.07)
WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING
— BASIC AND DILUTED	219,097	109,611	215,044	106,846

 See accompanying notes to condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
		Restated
Operating activities:
Consolidated net loss	$(33,501)	(7,599)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based employee compensation	1,452	1,446
Stock-based compensation for consulting and other services	504	510
Depreciation and amortization	8,496	52
Derivative liability	—	257
Inventory Reserve	(11)	—
Provision for doubtful accounts	—	(19)
Investment in joint venture and other investments	224	243
Gain on extinguishment of debt	—	(817)
Gain on disposal of equipment	(55)	—
Deferred Tax	(28)	—
Management fees due to related party	1,875	—
Convertible debt discount	12,523	—
Changes in assets and liabilities (net of acquisition)
Accounts receivable	(813)	(125)
Notes receivable	3,597	(147)
Due from related parties	(1,402)	—
Inventories	4,212	133
Prepayments to suppliers	—
Prepaid expenses and other assets	(1,104)	387
Other Receivables	513	—
Accounts payable	(2,157)	(177)
Accrued liabilities	2,200	15
Notes payable	161	—
Due to related parties	(1,178)	—
Other payables	(1,827)	—
Taxes payable	(1,347)	—
Advances to customers	(850)	—
Restricted cash	(161)	—
Cash used in operating activities	(8,677)	(5,841)

Investing activities:
Purchase of marketable securities	—	(2,000)
Acquisition of 51% Interest in Zhejiang Jonway Automobile, net	(18,477)	—
Acquisition of property and equipment	(1,093)	(5)
Proceeds from sale of equipment	110	25
Cash used in investing activities	(19,460)	(1,980)

Financing activities:
Proceeds from issuance of common stock	3,236	1,008
Proceeds from issuance of convertible debt	19,000	3,000
Proceeds from stock subscription agreement	2,000	—
Loan receivable from shareholder	(331)	—
Proceeds from insurance financing	174	—
Payment of short term debt	(848)	—
Proceeds from short term borrowing	4,799	31
Settlement of short term debt with Al Yousuf	—	(750)
Stock issuances for convertible debt discounts	—	667
Cash provided by financing activities	28,030	3,956
Effect of exchange rate changes on cash and cash equivalents	55	—
Decrease in cash and cash equivalents	(52)	(3,865)
Cash and cash equivalents at beginning of year	1,503	4,800
Cash and cash equivalents at end of year	$1,451	935
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$161	$110
Cash paid during the period for income taxes	$4	$4

  See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS:

ZAP was incorporated in California in September 1994 (together with its subsidiaries, “the Company,” or “ZAP”). ZAP markets advanced transportation, including alternative energy and fuel efficient automobiles, motorcycles, bicycles, scooters, personal watercraft, hovercraft, neighborhood electric vehicles and commercial vehicles. The Company’s business strategy has been to develop, acquire and commercialize electric vehicles and electric vehicle power systems, which the Company believes have fundamental practical and environmental advantages over available internal combustion modes of transportation that can be produced commercially on an economically competitive basis. In pursuit of a manufacturing plant and a partner with an existing product line, a distribution and customer support network in China and experience in vehicle manufacturing, ZAP acquired a majority of the outstanding equity in Zhejiang Jonway Automobile Co., Ltd. (“Jonway”).

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Jonway for a total purchase price of $35.9 million consisting of approximately $29 million in cash and 8 million shares of ZAP common stock. The Company believes that the acquisition will allow it to expand its electric vehicle (“EV”) business and distribution network around the world, give it access to the rapidly growing Chinese market for electric vehicles and have competitive production capacity in an ISO 9000 certified manufacturing facility with the capacity and resources to support production of ZAP’s electric vehicles and new product line of mini vans and mini SUVs.

Jonway is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (“the PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Alex Wang (the son of Wang Huaiyi) and Wang Xiao Ying (the daughter of Wang Huaiyi and all three individuals collectively referred to as the “Wang Family”)

Jonway’s approved scope of business operations includes the production and sale of vehicle spare parts, and the sale of UFO licensed SUV vehicles.  The principal activities of Jonway are the production and sale of automobile spare parts and the production and distribution of SUVs in China using the consigned UFO license from an affiliate of Jonway Group.

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines planned for 2012 include the A380 SUV EV, and the mini van EV.  Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles.  Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the 2012 EV product lines.

Jonway is preparing for certification of the EV production line by the Chinese electric vehicle authorities, which we expect to occur in the first quarter of 2012, while we anticipate that the EV production facilities in Jonway will be ready for the certification process by the end of 2011.  Meanwhile, the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at the Hangzhou ZAP EV research and development center.

Our target is to deliver the EV A380 SUV and EV minivan in the first half of 2012, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to 60,000 RMB per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line.

ZAP’s strategy outside of China is to open up markets ready to accept affordable, fully electric SUVs and vans for fleets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, its wholly owned subsidiaries Voltage Vehicles and ZAP Stores and its 51% owned subsidiary Jonway. All significant inter-company transactions and balances have been eliminated.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.  During the three and nine months ended September 30, 2011, ZAP Hangzhou incurred an operating loss of  $170,600 and $600,000 of which $64,000 and $225,000 is our share at three and nine months ended September 30, 2011 respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended  September 30 , 2011 are not indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.  Certain reclassifications have been made to the Company’s unaudited condensed consolidated financial statements for the nine month period ended September 30, 2011 to conform to the current period’s consolidated financial statement presentation. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (our “10-K”).

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB.”

 Recent Authoritative Guidance

 In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") that gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform Step 1 of the annual goodwill impairment test. An entity is required to perform Step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step 1 of the impairment test. ASU 2011-08 is effective January 1, 2012 and we do not believe that the adoption of ASU 2011-08 will have a significant effect on our results of operations or financial position.

 In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

 In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank loans, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo will purchase ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock.  We anticipate an additional closing for approximately $203,000.

               In the third quarter of 2011, we were approved to borrow up to an aggregate of US$6.2 million from the Taizhou Branch of China Merchants Bank and US$10 million from the Taizhou Branch of Everbright Bank of China, for a total of US$16.2 million through our majority-owned subsidiary, Jonway. Although we have been approved for the credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

In July 2011, Jonway was approved for a credit line in the aggregate amount of RMB40 million (which as of September 30, 2011 is approximately US$6.2 million) from the Taizhou Branch of China Merchants Bank.  On August 11, 2011, Jonway entered into a Credit Agreement with the Taizhou Branch of China Merchants Bank for a revolving short term bank loan in the aggregate amount of RMB21 million (which as of September 30, 2011  is approximately US$3.2 million). The loans issuable under the Credit Agreement are secured by a Maximum Amount Mortgage Contract by and between Jonway and China Merchants Bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen, Jian Tiao Town, Da Tang Village, Shang Peng Factory have been pledged as security for the loans.

On September 15, 2011, Jonway was also approved for another credit line in the aggregate amount of RMB64.5 million (which as of September 30, 2011 is approximately US$10 million) from the Taizhou Branch of Everbright Bank of China. Jonway has not entered any agreements to borrow funds under this credit line.

               Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. The credit will also help advance new electric vehicle initiatives, launch new strategic global sales and marketing operations, bolster infrastructure, and finance working capital.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will either be converted into shares of Jonway capital stock owned by ZAP or require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, we believe that we will have sufficient liquidity required to conduct operations through September 30, 2012.

At present, the Company will require additional capital to expand the current operations.  In particular, we require additional capital to expand our presence across the world, continue development of our electric vehicle business projects, expanding our market initiatives, continue building our dealer network and after-sale services and expanding our market initiatives.  We also require financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute our efforts in of the business strategy of advanced technology vehicles, such as the new ZAP alias and other fuel efficient vehicle projects.

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

NOTE 2 – RESTATEMENT OF 2010 FINANCIAL STATEMENTS

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

	(unaudited)	(unaudited)	(unaudited)
Amounts in (000s)	Qtr 1 3/31/10	Qtr 2 6/30/10	Qtr 3 9/30/10
Total liabilities as reported	$12,715	$8,594	$8,117
Adjustments	1,053	1,329	1,703
Restated total liabilities	$13,768	$9,923	9,820
Net loss as reported	$(3,248)	$(2,206)	$(1,888)
Adjustments	392	(276)	(373)
Restated loss	$(2,856)	$(2,482)	$(2,261)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, beneficial conversion feature, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Concentration of Credit Risk

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits may exceed the amount of federally insured limits; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

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

The Company provides no price protection. Sales are recognized net of sale discounts, rebates and return allowances.

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

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing consolidated net loss attributable to ZAP by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. There were outstanding options and warrants exercisable to purchase 99.6 million and 94 million shares of ZAP common stock at September 30, 2011 and 2010, respectively. ZAP also had outstanding debt, which is convertible into 84 million shares of ZAP common stock or shares of Jonway capital stock owned by ZAP to be determined in accordance with the Note with CEVC dated January 12, 2011.

Cash and Cash Equivalents

The Company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the Company and are comprised of investments having maturities of three months or less when purchased.  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents

Restricted Cash

The Company has cash restricted in connection with the issuance of bank acceptance notes to various suppliers of spare parts which were issued through Jonway’s banks.  To issue these bank acceptance notes to Jonway’s suppliers, the banks require a deposit of approximately 40-60% of the full amount of such notes which are payable within 6 months from issuance.  Upon the maturity date, restricted funds will be used to settle the bank acceptance notes.

Due from/ (to) related parties

Due from related parties: UFO Sanmen Branch
- Accounts receivable	$3,108
- Other receivable	205
- Accounts payable	(66)
Total	3,247

Due to related parties: Jonway Group*
- Accounts payable	$1,102
- Notes payable	315

Due to related parties: Zhejiang UFO
- Accrued liabilities	721
Total	$2,138

* Jonway Group is considered as a related party as Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group.

Due to Related Party

Based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following rates:

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.  The balance due to Zhejiang UFO at September 30, 2011 is $721,000.  The parties have agreed to defer payment without interest indefinitely.

Marketable Securities

The Company has an investment that is comprised of marketable equity securities, which are classified as available-for-sale and recorded at fair value, the value of which fluctuates with the stock market value.   The securities are shares of Samyang Optics Co., Ltd., which shares are traded on the Korean stock exchange.  ZAP’s ownership is not material to Samyang Optics Co., Ltd. Net unrealized holding gains and losses, net of tax, are reported as a separate component of shareholders’ deficit, except where holding losses are determined to be “other-than-temporary”, whereby the losses are reported in gains and losses on investments in the consolidated statement of operations.  Gains and losses on disposals of marketable equity securities are determined using the specific identification method.

Notes Receivable

Notes receivable balances consist of bank acceptance notes received from various Jonway dealers to finance such dealer’s purchase of our vehicles products.  These bank acceptance notes can be endorsed to settle the payables to Jonway suppliers or discounted to fund cash flows. These notes are a means of financing working capital for orders that were placed by these dealers.

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

Beneficial Conversion Feature

The Company accounts for potentially beneficial conversion features under GAAP. On January 12, 2011, the Company issued $19 million of convertible debt to CEVC which is convertible into 84 million shares of ZAP Stock or shares of Jonway capital stock owned by ZAP to be determined in accordance with the note. At the time of this issuance, the value of the common stock into which the note is convertible had a fair value greater than the proceeds for such issuance. Accordingly, the Company has recorded a beneficial conversion feature of $19.0 million since the value of the common stock into which the note is converted is greater than the proceeds for such issuance, which is being amortized over the life of the convertible note through February 2012.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was approximately $17,000 and $27,000 at September 30, 2011 and December 31, 2010, respectively for ZAP’s United States operations.  Jonway primarily sells vehicles to its qualified dealers. An on-going credit evaluation of its customers’ financial condition is performed. Jonway maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As a result of this analysis no allowance for doubtful accounts was determined to be required at September 30, 2011.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and work in progress and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Property and Equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line method over the asset’s estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.  Leasehold improvements are amortized over 15 years using the straight-line method.

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

Common Stock

                At the ZAP Annual Meeting held on June 20, 2011, the shareholders approved the following proposed resolutions that affect our common stock:

·	an amendment to increase the authorized shares of common stock from 400 million to 800 million;
·	an amendment to our charter to effect a reverse stock split within a range of one-for-four or one–for-eight with the ultimate ratio to be determined by our Board of Directors; and
·	an amended and restated 2008 equity plan to, among other things, increase the number of shares of common stock available for issuance under the plan to a total of 40 million shares.

Comprehensive loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency cumulative translation adjustments and unrealized net losses on investments.  Comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		Restated		Restated
Consolidated net loss	$(9,888)	$(2,261)	$(33,501)	$(7,599)
Increase in foreign cumulative translation adjustment	445	—	902	—
Increase in net unrealized gains on available-for-sale securities	55	199	(574)	(15)
Comprehensive loss	(9,388)	(2,062)	(33,173)	(7,614)
Comprehensive loss attributable to non controlling interest	1,026	—	4,060	—
Comprehensive loss attributable to ZAP	$(8,362)	$(2,062)	$(29,133)	$(7,614)

NOTE 4 – STOCK-BASED COMPENSATION

Services performed and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued, if that value is more readily determinable than the fair value of the consideration received.

We have stock compensation plans for employees, directors and consultants which are described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 15, 2011. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument.

  A summary of options under the Company’s stock option plans from January 1, 2011 through September 30, 2011 is as follows (the number of shares is in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2010	26,778	$0.56	7.74
Options granted under the plan	500	$1.10	4.90
Options exercised	(659)	$0.31	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2011	26,619	$0.49	7.74
Options granted under the plan	—	—	—
Options exercised	(1,198)	0.26	—
Options forfeited and expired	—	—	—
Outstanding June 30, 2011	25,421	$0.50	7.25
Options granted under the plan	40	0.42	2.97
Options exercised	(56)	$0.25	—
Options forfeited and expired	(1,015)	—	—
Outstanding September 30, 2011	24,390	$.050	6.75

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2011 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).  There were 1.5 million options valued at $152,000 in the money at September 30, 2011.

As of September 30, 2011, total compensation cost of unvested employee and consultant stock options is $ 1.7 million. This cost is expected to be recognized through December 2012. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended September 30, 2011, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 5 – ACQUISITION

On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Jonway.  The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $91,500 and $318,300 in the three and nine months ended September 30, 2011.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Consolidated		Pro Forma Consolidated
	Nine Months Ended September 30,		Three Months ended September 30,
	2011	2010	2011	2010
Net sales	$49,903	55,918	14,088	27,553
Net( loss) Income	(29,786)	(5,497)	(8,862)	(1,315)
Net loss per common share, basic and diluted	$(.014)	$(.05)	$(.04)	$(.01)
Shares outstanding, basic and diluted	215,044	106,846	219,097	109,611

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

NOTE 6 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Advanced technology vehicles	$1,081	$1,163
Vehicles-conventional	265	345
WIP Jonway SUV’s	3,180	—
Finished goods SUV’s	1,762	—
Parts and supplies	4,601	656
Finished goods	282	277
	11,171	2,441
Less - inventory reserve	(877)	(619)
	$10,294	$1,822

NOTE 7 – GOODWILL & OTHER INTANGIBLES

The intangible assets at September 30, 2011 are summarized as follows:

					Comprehensive	Net
		Net		Accumulated	Translation	Book
	Useful Life	Book Value	Additions	Amortization	Adjustment	Value
	(In Years)	12/31/2010	2011	9/30/2011	9/30/2011	9/30/2011
Patents and Trademarks	7	$295	—	(214)	—	$81
Customer Relationships	8	—	3,300	(288)	122	3,134
Developed Technology	7	—	4,228	(403)	173	3,998
In Process Technology		—	547	—	20	567

Tradename		—	9,326	—	343	9,669
Intangibles		$295	17,401	(905)	658	$17,449

Goodwill Assets			6,393	—	244	$6,637

As of September 30, 2011, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2011	$264
2012	1,054
2013	1,054
2014	1,054
2015	1,054
Thereafter	2,733
$7,213

NOTE 8 – DISTRIBUTION AGREEMENTS

Distribution agreements as of September 30, 2011 and December 31, 2010 are presented below (in thousands):

	September 30, 2011	December 31, 2010
Better World Products	$2,160	2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(2,581)	(961)

	$13,979	15,599

 Distribution Agreement with Better World International Limited

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World International Limited, a British Virgin Islands company focused on infrastructure technology and services for electric vehicles (“Better World”), whereby the Company issued 6 million shares of it common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better World’s products, such as charging stations for electric vehicles both in the United States and internationally.  Priscilla Lu, the chairman of the board of directors of ZAP, is also the director and a shareholder of Better World International Limited.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into an International Distribution with Goldenstone Worldwide Limited as the distributor of Jonway products such as gas SUVs, both in the U. S. and internationally. In connection with the distribution agreement the Company also issued 30 million shares of ZAP common stock valued at $14.4 million.  The Jonway Group previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited.   ZAP acquired a 51% equity interest in Jonway, but this equity interest did not include the world wide distribution rights for Jonway products.  Therefore, it was necessary for ZAP to acquire distribution rights for Jonway products.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of September 30, 2011.

 NOTE 9 – LONG-TERM AND SHORT-TERM DEBT AND NOTES

8% Senior Convertible Notes

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with China Electric Vehicle Corporation (“CEVC”), a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., a Cayman Islands exempted limited partnership (“Cathaya”).  Priscilla Lu is the chairman of the board of directors of ZAP, a managing partner of Cathaya and a director of CEVC.

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

The Note matures on February 12, 2012, accrues interest at a rate per annum of 8%, and is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted. Upon conversion, any accrued interest on the Note may be waived. Effective March 31, 2011, the Company and ZAP entered into an amendment to the Note and Warrant to remove certain price-based anti-dilution features.

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded and is amortized over 13 months. We amortized $4.4 million and $12.5 million of the beneficial conversion feature the three and nine months ended September 30, 2011, respectively.

In addition, the Company recorded $1 million in accrued interest through the first nine months ended September 30, 2011 related to this note.

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

Short Term Debt and Notes

In the third quarter of 2011, we were approved to borrow up to an aggregate of US$6.2 million from the Taizhou Branch of China Merchants Bank and US$10 million from the Taizhou Branch of Everbright Bank of China, for a total of US$16.2 million through our  majority-owned subsidiary, Jonway. Although we have been approved for the credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

In July 2011, Jonway was approved for a credit line in the aggregate amount of RMB40 million (which as of September 30, 2011 is approximately US$6.2 million) from the Taizhou Branch of China Merchants Bank.  On August 11, 2011, Jonway entered into a Credit Agreement with the Taizhou Branch of China Merchants Bank for a revolving short term bank loan in the aggregate amount of RMB21 million (which as of September 30, 2011  is approximately US$3.2 million). The loans issuable under the Credit Agreement are secured by a Maximum Amount Mortgage Contract by and between Jonway and China Merchants Bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen, Jian Tiao Town, Da Tang Village, Shang Peng Factory have been pledged as security for the loans.

On September 15, 2011, Jonway was also approved for another credit line in the aggregate amount of RMB64.5 million (which as of September 30, 2011 is approximately US$10 million) from the Taizhou Branch of Everbright Bank of China. Jonway has not entered any agreements to borrow funds under this credit line.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. The credit will also help advance new electric vehicle initiatives, launch new strategic global sales and marketing operations, bolster infrastructure, and finance working capital.

As of September 30, 2011, ZAP had $9.5 million in short term debt and notes, of which $3.2 million is a loan from a bank in China with an interest rate of 7.22% per annum due on August 18, 2012. Also included is another short term bank loan of $1.6 million with an interest rate of 14.47% per annum which was paid on November 1, 2011.  In addition, there was $4.6 million in bank acceptance notes payable to Jonway suppliers for spare parts. These bank acceptance notes are usually within 6 months from issuance.

NOTE 10 – SEGMENT REPORTING

Operating Segments

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, Consumer Product and Car Outlet.  The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China. Jonway and ZAP are also jointly developing various electric vehicles anticipated to enter into the electric vehicle market in 2012.  The Advanced Technology Vehicles segment represents sales and marketing outside of China of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will transition to selling mostly Jonway’s EV A380SUV and EV minivan by the first half of 2012. The Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters.  Our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Vehicles	Consumer Products	Car Outlet	Advanced Technology Vehicles	Total

For the three months ended September 30, 2011:
Net sales	13,734	155	196	3	14,088
Gross profit (loss)	1,979	47	74	37	2,137
Depreciation, amortization	1,138	551	3	7	1,699
Net loss	(2,093)	(7,622)	(12)	(161)	(9,888)
Total assets	93,369	17,744	704	1,058	112,875
For the three months ended September 30, 2010: Restated
Net sales	—	75	419	491	985
Gross profit (loss)	—	16	45	87	148
Depreciation, amortization	—	10	2	8	20
Net loss (restated)	—	(2,065)	(49)	(147)	(2,261)
Total assets	—	20,013	440	1,969	22,422

For the Nine months ended September 30, 2011:
Net sales	40,402	457	810	393	42,062
Gross profit (loss)	4,336	120	227	69	4,752
Depreciation, amortization	6,802	1,664	7	23	8,496
Net loss	(5,588)	(26,679)	(83)	(1,151)	(33,501)
Total assets	93,369	17,744	704	1,058	112,875
For the Nine months ended September 30, 2010: Restated
Net sales	—	255	1,424	1,003	2,682
Gross profit (loss)	—	75	269	20	364
Depreciation, amortization	—	47	7	30	84
Net loss (restated)	—	(6,485)	(92)	(1,022)	(7,599)
Total assets	—	20,013	440	1,969	22,422

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Jonway’s results of operations have been included since the acquisition date of January 21, 2011.

Customer Information

For the three months and nine months ended September 30, 2011 and 2010, no customers accounted for more than 10% of our revenue.

 NOTE 11 – RELATED PARTIES

Sale of Stock to a Party Related to ZAP’s CO-CEO and Director

As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo will purchase ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000.  We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. We anticipate an additional closing for approximately $203,000.

Rental Agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $46,200 and $68,600 for the nine months ended September 30, 2011 and 2010.

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

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded and is amortized over 13 months. We amortized $4.4 million and $12.5 million of the beneficial conversion feature in the three and nine months ended September 30, 2011, respectively.  In addition, the Company recorded $1 million in accrued interest on the convertible note of $19 million, at 8% per annum through the first nine months ended September 30, 2011.

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

On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  Five million shares were issued to Cathaya Capital L.P. on behalf of Cathaya Management Co. Ltd. in payment of this fee.  As of September 30, 2011, ZAP has accrued $1.87 million for management fees due to Cathaya.

Joint Venture ZAP Hangzhou

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World.  Priscilla Lu, Ph.D. who is the current Chairman of the Board of ZAP is also a director and shareholder of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Alex Wang, Co-CEO and director of ZAP. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Alex Wang owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the three and nine months ended September 30, 2011 and 2010, the joint venture incurred an operating losses of $170,445 and $599,675, of which $63,917 and $224,878 are our share.

Jonway Agreement with Zhejiang UFO

Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following rates:

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.  The balance due to Zhejiang UFO at September 30, 2011 is $721,000.  The parties have agreed to defer payment without interest indefinitely.

Transactions with Jonway Group

Jonway Group is considered as a related party as Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank loans from China-based banks.

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

NOTE 13 – SUBSEQUENT EVENTS

As of the date of filing, there are no subsequent events to include in this report.

 Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report of Form 10-Q including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. when reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

·	our ability to maintain effective disclosure controls and procedures;

·	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

·	our history of losses and the uncertainty of our future profitability;

·	whether the alternative energy and gas-efficient vehicle market for our products continues to grow and, if it does, the pace at which it may grow;

·	our ability to keep up with advances in technology and compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

·	our ability to maintain competitive costs of our vehicles given the technologies that we adopt for our new electric vehicle design due to low initial demand for our vehicles;

·	our ability to pass all required type approvals for countries in which we intend to sell our vehicles;

·	our ability to operate internationally, particularly in China;

·	our ability to establish, maintain and strengthen our brand;

·	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

·	our ability to attract and retain the personnel qualified to implement our growth strategies;

·	our ability to obtain type approval from government authorities in the United States, China and internationally for our products;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term financing needs;

·	changes in our business plan and corporate strategies; and

·	other risks and uncertainties discussed in greater detail in various sections of this report, particularly the section captioned “Risk Factors.”

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

Recent Developments

The Company designs, develops, manufactures and sells fully electric and advanced technology vehicles, as well as conventional fuel sports utility vehicles. ZAP markets and sells our electric vehicles directly to consumers by phone over the internet, in-person at our Santa Rosa location, by direct outreach through GSA and participating in bid applications with government and corporate fleets.  Jonway markets and sells our conventional fuel sports utility vehicles through distributors in China and internationally. Type approval of ZAP and Jonway’s A380 SUV EV is underway and will continue over the next several months and into 2012. The extensive certification process includes not only the vehicle endurance testing and safety analysis, but also key supplier qualification certification as well as Jonway’s EV manufacturing process qualification and certification.  The EV type approval requirements in China have evolved in the last year to provide more comprehensive qualification and certification testing, and accordingly have taken a longer period of time for completion.  We anticipate that the EV production facilities in Jonway will be ready for the certification process by the end of 2011. We are targeting certification completion within one quarter after the completion of the facilities. Type approval of the EV is required to manufacture and sell the electric vehicles in China, but the type approval is not required for the export of vehicles for sale outside of China.

In September of 2011, we celebrated our 17th Anniversary in the industry.  We are undertaking efforts to make changes we believe will make us more competitive in the global market, especially in China. In addition to continuing to develop new vehicles, ZAP completed its majority acquisition of Chinese automobile manufacturer Zhejiang Jonway Automobile Co. Ltd. in January 2011 and added several new executives with experience in the Chinese automobile and technology industries.  Alex Wang, CEO of Zhejiang Jonway Automobile, has been named Co-CEO. Benjamin Zhu, with his extensive international financial management and automotive experience has been appointed CFO. Tony Nie, formerly of Lotus Engineering China, has taken charge of the Company's Hangzhou technology center as VP of Business Development to help prepare electric vehicles for type approval and safety certification. Additionally, new board members Georges Penalver, Goman Chong, and Patrick Sevian were elected in June 2011. ZAP is currently focusing on EV engineering and integration of sales and marketing.  We believe ZAP's US operations now possesses the agility and flexibility to respond to ever-changing market demands.

One thing that remains unchanged as ZAP has evolved and grown over the last 17 years is its commitment to electric vehicles. Since 1994, the company has delivered to market more than 117,000 electric vehicles, including bicycles, scooters, motorcycles, ATVs, cars, trucks, and vans, while continuing to push the envelope when it comes to engineering.

Business Segments

We operate our business in four reportable segments: Jonway Vehicles, Advanced Technology Vehicles, Consumer Products and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China and some sales internationally. The Jonway Vehicles segment also includes manufacturing facilities and the development of the EV production line for the A380 SUV and Jonway’s EV mini van, both of which are undergoing type approval.  The Advanced Technology Vehicles segment currently represents sales and marketing of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will include the electric vehicles sales of Jonway’s A380 SUV model which is currently undergoing type approval for manufacturing production in early 2012.  The Consumer Product segment represents the sales and marketing of rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. Our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  ZAP’s Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Statements of Operations Data:		Restated		Restated
Net sales	100%	100%	100%	100%
Cost of sales	(84.8)	(84.9)	(88.7)	(86.4)
Operating expenses	(51.6)	(196.9)	(59.3)	(267.8)
Loss from operations	(36.4)	(181.8)	(48.0)	(254.2)
Net loss attributable to ZAP	(62.8)	(229.5)	(70.0)	(283.3)

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales increased by $13.1 million in the three months ended September 30, 2011 from $985,000 in September 30, 2010 to $14.1 million for the three months ended September 30, 2011.  This increase related principally to the contribution of Jonway’s revenue consolidation due to the acquisition of a majority interest in Jonway in January 2011.  Jonway’s sales contributed $13.7 million in net sales.

In the three months ended September 30, 2011, Jonway sold 1,164 vehicles with a total revenue of approximately $13.7 million as compared to the three months ended September 30, 2010 in which Jonway sold over 1,513 vehicles with a total revenue of approximately $16.1 million. Two factors contributed to the Chinese automobile industry’s overall reduction in sales this year. The Chinese government constrained the issuing of new gasoline vehicle licenses per family, canceled some incentives and subsidies for purchasing gas vehicles and placed credit restriction policies on the banks to reduce credit facilities available to businesses.  Consequently, the automobile dealers in China, including Jonway’s automobile dealers, have had a reduction in sales orders and overall sales throughput. In this year, more SUV models are launched into market by auto makers , which intensified the competition. Thus far, Jonway has not provided a floor to finance dealers’ orders; payments are made largely 100% upfront prior to delivery.

Approximately thirty-five percent of the Jonway vehicles sold in 2011 contained the Mitsubishi fully automatic transmission and engine rather than the Mitsubishi manual transmission and engine. The automatic transmission is priced higher than the manual transmission, but the sales return yields at a lower overall margin contribution due to relatively high cost and increased marketing costs—an inherent feature of new model launching.

In our Advanced Technology Vehicles segment, net sales decreased by $488,000 from $491,000 in the three months ended September 30, 2010 to $3,000 for the three months ended September 30, 2011, primarily due to slower sales resulting from a tight United States credit and general economic conditions negatively impacted our sales to dealers in the United States. We also began the transition of moving our operations from the United States to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China. This transition has resulted in fewer sales in the United States of advanced technology vehicles.

In our Consumer Product segment, net sales increased by $80,000 from $75,000 in the three months ended September 30, 2010 to $155,000 in the three months ended September 30, 2011.  The increase is principally due to higher sales of our ZAPPY 3 electric scooters to two catalog distribution companies.

In our Car Outlet segment, net sales decreased by $223,000 from $419,000 in the three months ended September 30, 2010 to $196,000 in the three months ended September 30, 2011. This decrease was due in part to the poor United States economy and the lower number of consigned vehicles available for resale in the three months ended September 30, 2011.

Gross profit increased by $2 million from $148,000 in the three months ended September 30, 2010 to $2.1 million in the three months ended September 30, 2011.  The increase in gross profit in the three months ended September 30, 2011 principally related to the Jonway Acquisition. Jonway’s gross profit contributed approximately $1.9 million.

In the Advanced Technology Vehicles segment, gross profit decreased by $50,000 from a gross profit of $87,000 in the three months ended September 30, 2010, to $37,000 in the three months ended September 30, 2011.  This decrease was due to a lower volume of sales of the ZAPTRUCK XL.

In the Consumer Products segment, gross profit increased by $31,000 from $16,000 in the three months ended September 30, 2010 to $47,000 in the three months ended September 30, 2011. The increase was primarily due to higher sales of our ZAPPY3 electric scooters.

In the Car Outlet segment, gross profit increased by $29,000 from $45,000 in the three months ended September 30, 2010 to $74,000 for the three months ended September 30, 2011. The higher gross profit was due to product mix and overall higher market wholesale prices for automobiles.

Sales and marketing expenses increased by $2.5 million from $245,000 in the three months ended September 30, 2010 to $2.7 million in the three months ended September 30, 2011.  The increase in sales and marketing expenses in the three months ended September 30, 2011 were principally related to Jonway’s business in dealership rebates and new model promotions, which were included during the period due to the Jonway Acquisition in January 2011.  Jonway’s sales and marketing costs contributed approximately $1.9 million this quarter as a result of this acquisition, which substantially included transportation, special supporting fees to strategic dealers, marketing, promotion and advertisement of new models, the rebranding of Jonway from the former name of UFO and payroll. In addition, we inccurred approximately $540,000 for the quarterly amortization of the distribution agreement for Jonway’s products and Better World’s charging stations. See further explanation in Note 8, Distribution Agreements.

General and administrative expenses increased by $1.9 million from $1.6 million in the three months ended September 30, 2010 to $3.5 million in the three months ended September 30, 2011.  This increase was due to the inclusion of $1.3 million in general and administrative expenses from Jonway as a result of the Jonway Acquisition, which were principally related to Jonway’s on-going general and administrative expenses, including business management, payroll, taxes and other administrative activities. In the three months ended September  30, 2011, we also recorded  $625,000 for quarterly fees under a management agreement entered into between ZAP and Cathaya Capital, L.P., a Cayman Islands exempted limited partnership and ZAP’s largest shareholder, or Cathaya.

Research and development expenses increased by $934,000 from $130,000 in the three months ended September 30, 2010 to $1.1 million in the three months ended September 30, 2011. This increase was due to the inclusion of $901,000 in research and development expenses relating to electric vehicle type approval testing, manufacturing, production, tools, development and contracting work associated with the electric vehicle and new model developments, including EV type approval testing, EV production facilities and new model engineering development.

Interest expense increased by $4.9 million from $1,000 in the three months ended September 30, 2010 to $4.9 million in the three months ended September 30, 2011.  This increase was principally due to the amortization $4.4 million of the beneficial conversion feature related to the $19 million in convertible debt issued by ZAP to China Electric Vehicle Corporation on January 12, 2011, the proceeds of which were used to finance the Jonway Acquisition.

Joint operations We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the three months ended September 30, 2011, the joint venture incurred an operating loss of $170,600 of which $64,000 is our share.

Other income increased by $317,000 from an expense of $96,000 in the three months ended September 30, 2010 to income of $221,000 in the three months ended September 30, 2011. This increase was due to the inclusion of $219,000 of other income contributed by Jonway as a result of the Jonway Acquisition, which mainly includes the incentive of $72,000 from the Chinese government and income of $120,000 from scrap sales.

 Net loss attributable to ZAP for the three months ended September 30, 2011 was $8.9 million loss compared to $2.3 million loss for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

                 Net sales increased by $39 million in the nine months ended September 30, 2011 from $2.7 million for the nine months ended September 30, 2010 to $42 million in September 30, 2011.  This increase related principally to the Jonway Acquisition that occurred in January 2011. Jonway’s sales contributed $40 million in net sales.

In the nine months ended September 30, 2011, Jonway sold 4,430 gasoline vehicles with total revenue of approximately $40 million as compared to the nine months ended September 30, 2010 in which Jonway sold 4,949 vehicles with total revenue of over $53 million. Two factors contributed to the Chinese automobile industry’s overall reduction in sales this year. The Chinese government constrained the issuing of new gasoline vehicle licenses per family, and canceled some incentives and subsidies for purchasing gas vehicles, and placed credit restriction policies on the banks to reduce credit facilities available to businesses.  Consequently, the automobile dealers in China, including Jonway’s automobile dealers, have had a reduction in sales orders and overall sales throughput. In this year, more SUV models are launched into market by auto makers , which intensified the competition. Thus far, Jonway has not provided a floor to finance dealers’ orders; payments are made largely 100% upfront prior to delivery.

Approximately thirty-five percent of the Jonway vehicles sold in 2011 contained the Mitsubishi fully automatic transmission and engine rather than the Mitsubishi manual transmission and engine. The automatic transmission is priced higher than the manual transmission, but the sales return yields at a lower overall margin contribution due to relatively high cost and increased marketing costs—an inherent feature of new model launching.

In our Advanced Technology segment, sales decreased by $607,000 from $1 million for the nine months ended September 30, 2010 to $393,000 for the nine months ended September 30, 2011. The tight United States credit and general economic conditions negatively impacted our dealer sales in the first nine months of 2011. We are also in the process of moving our operations and production to Jonway, our Chinese automobile plant.

In our Consumer Product segment, sales increased by $202,000 from $255,000 for the nine months ended September 30, 2010 to $457,000 for the nine months ended September 30, 2011 due to increases in sales of ZAPPY 3 scooters to two catalog distributors for resale.

In our Car Outlet segment, sales decreased by $614,000 from $1.4 million for the nine months ended September 30, 2010 to $810,000 for the nine months ended September 30, 2011. The decrease was due to a limited supply of consignment cars available for sale and a general downturn in the economy.

Gross profit increased by $4.4 million from $364,000 for the nine months ended September 30, 2010 to $4.7 million for the nine months ended September 30, 2011.  The increase in gross profit in the nine months ended September 30, 2011 principally related to the inclusion of Jonway expenses since January 2011. Jonway’s gross profit contributed approximately $4.3 million as a result of this acquisition for the nine months ended September 30, 2011.

In our Advanced Technology segment, our gross profit increased by $49,000 from a gross profit of $20,000 for the nine months ended September 30, 2010 to a gross profit of $69,000 for the nine months ended September 30, 2011.  The increase was due to sales of the XL models, which have been designed for fleets.

In our Consumer Products segment, we experienced an increase of $45,000 in gross profits from a gross profit of $75,000 for the nine months ended September 30, 2010 to a gross profit of $120,000 for the nine months ended September 30, 2011. The increase was due to the sales of the Zappy 3 Pro to two major customers.

Gross profits in our retail car lot decreased by $42,000 from $269,000 for the nine months ended September 30, 2010 to $227,000 for the nine months ended September 30, 2011. The decrease in gross profits was due to lower sales volumes and a decline of consignment cars available for sale.

Sales and marketing expenses in the first nine months ended September 30, 2011 increased by $7.3 million from $769,000 for the nine months ended September 30, 2010 to $8 million for the nine months ended September 30, 2011.  The increase in selling and marketing expense in the nine months ended September 30, 2011 principally related to the Jonway Acquisition in January 2011. Jonway’s sales and marketing costs contributed approximately $5.7 million as a result of this acquisition, which substantially included the transportation, special supporting fees to strategic dealers, marketing, promotion and advertisement of new models, the rebranding of Jonway from the former name of UFO and payroll. In addition, we incurred approximately $1.62 million for the quarterly amortization of the distribution agreement for Jonway’s products and Better World’s charging stations. See further explanation in Note 8, Distribution Agreements.

General and administrative expenses for the nine months ended September 30, 2011 increased by approximately $8.4 million from $5.5 million for the nine months ended September 30, 2010 to $13.9 million for the nine months ended September 30, 2011. This increase related principally related to the inclusion of Jonway’s expenses since the Jonway Acquisition in January 2011. Jonway’s general and administrative expenses contributed $5.6 million to total expenses.  The increase was due to greater professional fees for legal and accounting services in connection with the Jonway Acquisition, an increase in salaries due to hiring additional personnel, higher consulting expenses and increased expenses for employee stock options to reflect recent issuances in the nine months ended September 30, 2011.  In the nine months ended September 30, 2011, we also recorded $1.87 million in fees under a management agreement entered into between ZAP and Cathaya Capital, L.P., or Cathaya; a Cayman Islands exempted limited partnership and our largest shareholder.

Research and development expenses increased by $2.2 million from $834,000 for the nine months ended September 30, 2010 to $3 million for the nine months ended September 30, 2011. The increase was the result of the inclusion of $2 million in research and development expenses relating to further developing new gasoline and electric vehicle models, including EV type approval testing, EV production facilities and new model engineering development.

Interest expense, net increased by $12.6 million from an interest expense of $1 million for the nine months ended September 30, 2010 to an interest expense of $13.7 million for the nine months ended September 30, 2011.The increase was primarily due to amortization of the beneficial conversion feature recorded on the $19 million convertible debt which resulted from a discounted stock conversion price. Also included is interest expense of $1.1 million relating to the $19 million convertible debt at 8% per annum and bank loans.

Joint venture operations We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the nine months ended September 30, 2011, the joint venture incurred an operating loss of $600,000 of which $225,000 is our share.

Other income (expense) increased $1.3 million from an expense of $291,000 for the nine months ended September 30, 2010 to other income of $1 million for the nine months ended September 30, 2011, which reflected the inclusion of other income principally related to the inclusion of Jonway’s expenses since the Jonway Acquisition in January 2011 which includes the incentive of $449,000 from the Chinese government and income of $0.5 million from scrap sale.

Net loss attributable to ZAP for the nine months ended September 30, 2011 was $29.4 million loss compared to $7.6 million loss for the nine months ended September 30, 2010.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank loans, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  As previously disclosed in our 10-Q filed for the period ended March 31, 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo will purchase ZAP’s common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. We anticipate an additional closing for approximately $203,000.

In the third quarter of 2011, we were approved to borrow up to an aggregate of US$6.2 million from the Taizhou Branch of China Merchants Bank and US$10 million from the Taizhou Branch of Everbright Bank of China, for a total of US$16.2 million through our majority-owned subsidiary, Jonway. Although we have been approved for the credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

In July 2011, Jonway was approved for a credit line in the aggregate amount of RMB40 million (which as of September 30, 2011 is approximately US$6.2 million) from the Taizhou Branch of China Merchants Bank.  On August 11, 2011, Jonway entered into a Credit Agreement with the Taizhou Branch of China Merchants Bank for a revolving short term bank loan in the aggregate amount of RMB21 million (which as of September 30, 2011  is approximately US$3.2 million). The loans issuable under the Credit Agreement are secured by a Maximum Amount Mortgage Contract by and between Jonway and China Merchants Bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen, Jian Tiao Town, Da Tang Village, Shang Peng Factory have been pledged as security for the loans.

On September 15, 2011, Jonway was also approved for another credit line in the aggregate amount of RMB64.5 million (which as of September 30, 2011 is approximately US$10 million) from the Taizhou Branch of Everbright Bank of China. Jonway has not entered any agreements to borrow funds under this credit line.

               Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. The credit will also help advance new electric vehicle initiatives, launch new strategic global sales and marketing operations, bolster infrastructure, and finance working capital.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  ZAP believes that CEVC will convert the note into shares of ZAP common stock, but if CEVC does not elect to so convert the note, the note will either be converted into shares of Jonway capital stock owned by ZAP or require cash repayment in February 2012.  Assuming that the note is converted into shares of ZAP common stock and does not require cash repayment in February 2012, we believe that we will have sufficient liquidity required to conduct operations through September 30, 2012.

We will require additional capital to expand our current operations.  In particular, we require additional capital to expand our presence across the world, to continue development of our electric vehicle business, to continue strengthening our dealer network and after-sale service centers and expanding our market initiatives.  We also require financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric and other fuel efficient vehicles.

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

Net cash used for operating activities increased by $2.9 million from $5.8 million in the nine months ended September 30, 2010 to $8.7 million in the nine months ended September 30, 2011. Cash used in operations was comprised of the net loss attributable to ZAP incurred of $33.5 million plus net non-cash expenses of $25million and the net increase of $156,000  in working capital.

Cash used in the nine months ended September 30, 2010 was comprised of the net loss incurred of $7.6 million plus net non-cash expenses of $1.67 million and the net decrease of $86,000 in working capital.

ZAP completed the Jonway Acquisition on January 21, 2011, pursuant to that certain Equity Transfer Agreement entered into between ZAP and Jonway Group Co., Ltd. dated July 2, 2010. ZAP has paid a total purchase price of $35.9 million consisting of approximately $29 million in cash and 8 million shares of ZAP common stock pursuant to this agreement. ZAP funded a portion of the purchase price of the Jonway Acquisition through a Senior Secured Convertible Note and Warrant Purchase Agreement, or the CEVC Agreement, dated as of January 12, 2011, with China Electric Vehicle Corporation, or CEVC, a British Virgin Island company whose sole shareholder is Cathaya. Priscilla Lu, chairman of the board of directors of ZAP is also a general partner of Cathaya and a director of CEVC.

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

Investing activities used cash of $19.5 million in the nine months ended September 30, 2011, as compared with $2 million in the nine months ended September 30, 2010. This increase of $17.4 million was primarily due to making a partial payment related to the Jonway Acquisition, in the first quarter ended March 31, 2011, and the fixed assets procurements.

Financing activities provided cash of $28 million in the nine months ended September 30, 2011, as compared with $4 million in the nine months ended September 30, 2010.  This increase of $24 million was primarily due to the issuance in the first quarter ended March 31, 2011 of $19 million in convertible debt to CEVC, the proceeds of which were used to make a partial payment related to the Jonway Acquisition and other private placements of shares of ZAP common stock.

ZAP has cash of $1.5 million at September 30, 2011, as compared to $935,000 at September 30, 2010.  ZAP had working capital deficits of $22.8 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively.  The $20.2 million increase in working capital deficits was primarily due to the issuance of convertible debt under the CEVC Agreement, the proceeds of which were used to make a partial payment related to the Jonway Acquisition, and the inclusion of Jonway’s working capital deficit of $7.7 million in our consolidated financial statements as a result of the Jonway Acquisition.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $17,500 and $27,000 at September 30, 2011 and December 31, 2010, respectively for ZAP’s U.S. operations.  Jonway primarily sells vehicles to its qualified dealers. An on-going credit evaluation of its customers’ financial condition is performed. Jonway maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As a result of this analysis no allowance for doubtful accounts was determined to be required at September 30, 2011.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and work in progress and are carried at the lower of cost (first-in, first-out basis) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Off-Balance Sheet Arrangements

None.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

The Company foreign currency exchange risks are as follows:

The financial position and results of operations of our Chinese subsidiary Jonway are measured using Chinese Renminbi (RMB) as the functional currency.  The financial position and results of operations of our Chinese subsidiary are reported in United States dollars (USD) and included in our consolidated financial statements.  Our exposure to foreign currency fluctuation is mitigated, in part, by the fact that we incur certain operating costs in the same foreign currencies in which revenues are denominated.  The foreign currency transaction gain (loss) is attributable to the impact of foreign currency exchange rate changes on intercompany debt balances and on receivable and payables denominated in a currency other than a subsidiary’s functional currency.  ZAP benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide.  Accordingly, changes in exchange rates, and in particular a strengthening of the United States dollar, may negatively affect the company’s consolidated revenues or operating costs and expenses as expressed in United States Dollars.  Adjustments resulting from the process of translating foreign functional currency financial statements into United States dollars are included in accumulated other comprehensive income (loss) a separate component of common shareholders equity.

 Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, and advice from our retained independent consulting firms, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

In our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011, we identified the following internal control over financial reporting matter that rose to the level of a material weakness: we did not maintain effective controls over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

Since the date of our filing, we have retained the independent consulting firms to advise us on complex accounting instruments and we have continuously conducted an extensive review of our debt instruments and have determined that they have been properly accounted for in our financial statements.  We have developed and established effective internal controls and testing guidelines over the identification, recording and oversight of certain derivative liabilities and the evaluation of the application of generally accepted accounting principles relating to these complex accounting instruments.

Changes in internal control over financial reporting

We have reviewed our system of internal controls over financial reporting in light of our acquisition of Jonway in January 2011.  As a result of our review, we hired additional finance personnel and independent consulting firms at Jonway to further strengthen our existing internal controls over financial reporting.

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

While the audit of our financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing audit procedures, our independent registered public accounting firm has not considered internal controls over financial reporting for the purpose of expressing an opinion with respect to the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, material weaknesses or other control deficiencies may have been identified.  In addition, material weaknesses and other control deficiencies may be identified when our management performs evaluations of internal controls in the future.  Ensuring that ZAP has adequate internal financial and accounting controls and procedures that allows us to produce accurate financial statements on a timely basis is costly and time-consuming, and we are required to evaluate these controls freque

             ZAP has a history of losses and ZAP Jonway’s future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on ZAP Jonway’s business and the value of ZAP’s common stock.

ZAP Jonway incurred net losses attributable to ZAP of $29.4 million, $19.0 million, and $11.3 million for the nine months ended September 30, 2011 and for years ended December 31, 2010 and 2009, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $ 4.7 million, $0.4 million and $5.2 million for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively, and has had net losses annually since inception.

ZAP Jonway believes that it may continue to incur operating and net losses for our gas and electric vehicles until at least the time ZAP Jonway begins significant deliveries of the Alias and the gas and electric vehicle models, which we expect to occur in 2012, and may occur later or not at all. We plan to begin limited trial production of the enhanced version of the gas A380 SUV in late 2011. Even if we are able to successfully develop the Alias and the gas and electric vehicle models, there can be no assurance that it will be commercially successful.  Our profitability will be dependent upon the successful development and successful commercial introduction and acceptance of our gas and electric vehicles models, which may not occur.

ZAP Jonway expects the rate at which we will incur losses to increase significantly in future periods from current levels as we:

·	expand our business and manufacturing activities in China;

·	begin international business and manufacturing activities;

·	design, develop and manufacture our planned new gas and electric vehicles;

·	bolstering our after-sale services network;

·	build inventories of parts and components for our new gas and electric vehicles;

·	develop and equip manufacturing facilities to produce our new gas and electric vehicle models;

·	expand our design, development, maintenance and repair capabilities;

·	increase our sales and marketing activities; and

·	increase our general and administrative functions to support our growing operations.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were $11.3 million for the year ended December 31, 2009 and $19.0 million for the year ended December 31, 2010 and $29.4 million for the nine months ended September 30, 2011. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and the upgraded conventional fuel vehicles which are in development and which we intend to begin producing in 2012. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of the vehicles.

It is difficult to predict ZAP Jonway’s future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. For example, in the four most recent fiscal quarters ended September 30, 2011, ZAP Jonway recorded quarterly revenue of as much as $16.26 million and as little as $545,000 million and quarterly operating losses of as much as $12.58 million and as little as $1.1 million.  ZAP Jonway has not completely recorded quarterly financials statements on a consolidated basis in the past, which makes it difficult to predict what ZAP Jonway’s consolidated future revenues will be in order to appropriately budget for our expenses.  In the event that actual results differ from ZAP Jonway’s estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

ZAP Jonway’s financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

ZAP Jonway’s operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our gas and electric vehicles. Demand for new cars in the automobile industry in general, and for electric vehicles in particular, typically decline over the winter months in the United States, while sales are generally higher as compared to the winter months during the spring and summer months. In China, sales declined over the spring and summer months and were higher in the autumn and winter months. ZAP Jonway expects sales of our vehicles to fluctuate on a seasonal basis. We note that, in general, automotive sales tend to decline over the winter months and we anticipate that our sales of the electric vehicles we introduce may have similar seasonality. However, ZAP Jonway’s limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for ZAP Jonway’s vehicles. ZAP Jonway’s operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our expenses are based on anticipated levels of annual revenue.

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

Additionally, ZAP Jonway may become subject to regulations that may require us to alter the design of our vehicles, which could negatively impact consumer interest in our vehicles. For example, ZAP Jonway’s electric vehicles make less noise than internal combustion vehicles. We are aware of advocacy groups, such as the United States National Federation of the Blind, which are lobbying for regulations to require electric vehicle manufacturers to adopt minimum sound standards.

The influence of any of the factors described above may cause current or potential customers not to purchase ZAP Jonway’s electric vehicles, which would materially adversely affect ZAP Jonway’s business, operating results, financial condition and prospects.

If ZAP Jonway is unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

ZAP Jonway may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in ZAP Jonway’s competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. ZAP Jonway’s research and development efforts may not be sufficient to adapt to changes in electric vehicle technology. As technologies change, we plan to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, ZAP Jonway’s vehicles may not compete effectively with alternative vehicles if ZAP Jonway is not able to source and integrate the latest technology into our vehicles. For example, we do not manufacture engines, which make us dependent upon other suppliers of engine technology for our vehicles.

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

ZAP anticipates that a substantial amount of its revenue in the future will be generated from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric vehicles, such as the Alias, electric A380 SUV and the improved gas fueled vehicle models are expected to be in production in 2012.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

Moreover, it has been reported that Daimler, Lexus, Audi, Renault, Mitsubishi, Volkswagen and Subaru are also developing electric vehicles. Several new start-ups have also announced plans to enter the market for performance electric vehicles, although none of these have yet come to market. Finally, electric vehicles have already been brought to market in China and other foreign countries where ZAP Jonway operates or hopes to operate and we also expect a number of those manufacturers to enter the United States market as well. ZAP Jonway faces competition on its conventional fuel vehicles in China from established multi-national automobile manufacturers, and from China-based manufacturers such as Geely, Chery, BYD, Great Wall Auto and Zotye.

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

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. ZAP Jonway does not currently offer or plan to offer, any form of direct financing on our vehicles. ZAP Jonway has not in the past, and does not currently, offer substantial customary discounts on our vehicles. The lack of direct financing options and the absence of substantial customary vehicle discounts could put ZAP Jonway at a competitive disadvantage.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the nine months ended September 30, 2011, ZAP Jonway incurred net losses of approximately $9.8 million and used approximately $8.7 million of cash in operations while recognizing approximately $14.1 million in revenue. As of September 30, 2011, ZAP Jonway had cash and cash equivalents of $1.4 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. ZAP has issued recall notices with respect to the 2008 Xebra® model and cannot assure you that such claims and/or other recalls will not be made in the future.  While we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

ZAP Jonway plans to service our vehicles by shipping parts to dealers, sending our authorized service personnel as necessary, providing service at our Santa Rosa location and by using Jonway’s service facilities in China, which are through third party arrangements.  Jonway’s service facilities in China are not yet equipped to handle ZAP Jonway electric vehicles and will have to be updated and the personnel trained for this purpose.  There can be no assurance that these service arrangements or ZAP Jonway’s limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet this service requirement in a timely manner as the volume of vehicles ZAP Jonway is able to deliver annually increases.

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

ZAP Jonway may experience increases in the cost or a sustained interruption in the supply or shortage of materials. Any such cost increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. ZAP Jonway uses various materials in our business and the prices for these materials fluctuate depending on market conditions and global demand for these materials and could adversely affect our business and operating results. For instance, ZAP Jonway is exposed to multiple risks relating to price fluctuations for batteries, particularly lithium-ion cells for our electric vehicles. These risks include:

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

ZAP currently has international operations and subsidiaries in China and planned operations in Korea that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Jonway has international distribution activities in Italy, Nepal, Algeria, America, Yemen and Russia.  In the near future, Jonway intends to expand international distribution to Southeast Asia, the Middle East and South America. Additionally, as part of ZAP Jonway’s growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date in manufacturing, selling, and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. ZAP Jonway is subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

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

To respond to competitive pressures and customer requirements, ZAP Jonway may further expand internationally in lower cost locations. As we pursue continued expansion in these locations, we may incur additional capital expenditures. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support our international operation. We cannot assure you that ZAP Jonway will realize the anticipated strategic benefits of our international operations or that our international operations will contribute positively to our operating results.

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

Jonway’s present contracts are based in the Chinese Renminbi, except for international trading contracts in the US dollar.  The value of the Chinese Renminbi depends, to a large extent, on China’s domestic and international economic, financial and political developments and government policies, as well as the currency’s supply and demand in the local and international markets.  Since 2008, the value of the Chinese Renminbi largely appreciated against U.S. dollar.  There can be no assurance that such exchange rate will not fluctuate widely against the U.S. dollar in the future.  Fluctuation of the value of the Chinese Renminbi will have adverse effects in reconciling Jonway’s financial statements into the U.S. dollar in consolidated financials and such reconciliation may require significant resources of ZAP Jonway and therefore cause an adverse effect on ZAP Jonway’s business.

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the three and nine months ended September 30, 2011 Zhejiang Jonway Automobile Co. Ltd sales consolidated with ZAP are $13.7 million and $40.4 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of vehicles. ZAP Jonway may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. ZAP Jonway’s risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. ZAP maintains product liability insurance for all ZAP vehicles with annual limits of approximately $5 million on a claim made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims and the product liability insurance does not extend to Jonway products. Any lawsuit seeking significant monetary damages either in excess of ZAP Jonway’s coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following lists sales of unregistered securities during the quarter ended September 30, 2011 that were not previously included in a Current Report on Form 8-K. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the issuance of these securities.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

On July 7, 2011, the Company issued 152,500 shares of common stock for private placements to two individuals. The subscription agreements were signed on December 17, 2010 with Pei Wen Lo for 51,000 shares valued at $40,000 and with Garrick Chan for 101,500 shares valued at $81,000. The Company also issued 19,125 shares of common stock valued at $23,906 to Pei Wen Lo in exchange for consulting services.

On August 15, 2011, the Company issued 2 million shares of common stock in exchange for $2 million of cash received in the first quarter ended March 31, 2011. This transaction was done with Mr. Luo, brother-in-law of Alex Wang, Co-CEO of ZAP.

On August 15, 2011, the Company issued 4 million shares of common stock valued at $5.4 million as the final payment to Jonway Group for the 51% acquisition of Jonway Automobile completed in January 2011.

On August 16, 2011, the Company issued stock in exchange for consulting services. Ge Yuan Yu received 250,000 shares valued at $100,000 and Qin ShaoYa received 50,000 shares valued at $20,000.

On September 8, 2011, the Company issued 2.3 million shares of common stock in exchange for $771,000 of cash received pursuant to the stock purchase agreement entered into with Mr. Luo in August 2011.

On September 16, 2011, the Company issued 2.8 million shares of common stock in exchange for $897,353.37 of cash received pursuant to the stock purchase agreement entered into with Mr. Luo in August 2011.

On October 11, 2011, the Company issued 458,342 shares of common stock in exchange for $128,335.70 of cash received pursuant to the stock purchase agreement entered into with Mr. Luo in August 2011.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   [Removed and Reserved.]

Item 5.   Other Information

None.

Item 6.   Exhibits

(b) Exhibits.

Exhibit Number	Description

10.1	Credit Agreement by and between Zhejiang Jonway Automobile Co., Ltd. and the Taizhou Branch of China Merchants Bank dated August 11, 2011.
10.2	Maximum Amount Mortgage Contract by and between Zhejiang Jonway Automobile Co., Ltd. and the Taizhou Branch of China Merchants Bank dated August 11, 2011.
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2011	By: /s/ Steven Schneider
Name: Steven Schneider
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: November 11, 2011	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: November 11, 2011	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)