Form 10-K
period 2011-12-31
ZAP
filed 2012-04-16
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2011 was $30,260,000.

There were a total of 298,712,792 shares of the Registrant’s Common Stock outstanding as of April 11, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, or Form 10-K, including the sections entitled “ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles; and

•	changes in our business plan and corporate strategies.

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

We believe our acquisition of a majority interest in Jonway will give us the IS9000 compliant production manufacturing facility we need to mass produce our electric vehicle products and allow us to expand our distribution network for ZAP electric vehicles internationally and provide access to the rapidly growing market for gasoline and electric vehicles in China and internationally.  We also believe our acquisition will allow us to leverage ZAP’s expertise in advanced automotive technologies to jointly develop electric and advanced technology vehicles with Jonway.  We already have jointly developed an electric version of Jonway’s A380 SUV, and we plan to sell this vehicle in China and internationally. We also believe this acquisition will allow Jonway to expand its distribution network for its conventional fuel A380 SUVs in the United States and internationally. We plan to leverage the volume manufacturing capability of Jonway to produce both Jonway’s upgraded A380 5-door and 3-door SUVs and shuttle van as well as our jointly developed electric A380, shuttle van and ZAP’s electric Alias car at Jonway’s manufacturing facility in Sanmen, China.

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

ZAP has seventeen years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our websites www.zapbikes.com and www.zapworld.com.  We have been a pioneer in developing and marketing electric vehicles such as the zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter.  In 2003, we announced our first electric automobiles, including an electric automobile imported from our Chinese supplier. And in 2004, we introduced electric all-terrain vehicles.  In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all-electric Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

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

Business

ZAP has more than seventeen years of experience designing, developing, manufacturing and selling innovative electric transportation products and Jonway has more than 2.6 million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year, and an extensive distribution network in China.  Leveraging ZAP’s experience in electric and alternative fuel vehicles and Jonway’s volume manufacturing capabilities and distribution network in China and internationally, ZAP Jonway intends to continue its leadership in the electric vehicle market and  increase the volume and speed of its vehicle production.  ZAP Jonway also intends to continue its production of conventional fuel vehicles and to expand its distribution network in both China and internationally.

China Taxi Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China and abroad through the sale of plug in electric SUV and Van models to large taxi and corporate fleets in China and internationally.  ZAP Jonway intends to introduce the electric version of the A380 SUV and Van in the second half of 2012.  The use of plug in electric for taxis will be limited to cities that have a lower range of no more than 200 km traveled per shift, and would need to have swappable batteries to ensure quick turnaround between shifts.  Currently, Hangzhou already has in full electric taxis in operations, and many other cities are also beginning to launch full electric taxis with swappable batteries supported by the National Grid.

Fleet Market. ZAP Jonway also intends to market its vehicles to government and corporate fleets.  ZAP believes that the adoption of electric vehicles continues to be limited by the lack of adequate charging infrastructure, service and support.  ZAP believes that these limitations can be more easily managed in fleet operations where vehicles may travel along predictable routes and have a central point of operation.  Accordingly, ZAP markets its vehicles to fleet customers.  In 2010, ZAP delivered trucks to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, and City of Monterey.  In addition, in February 2010, ZAP was selected along with four other firms in a competitive bid process held nationwide by the United States Postal Service, or the USPS, to engineer a replacement electric vehicle drive train for its current gasoline powered mail delivery vehicle. The USPS operates a large automotive fleet, with over one hundred and forty thousand vehicles.  ZAP converted a gas powered mail truck to an electric drive train, as specified by the USPS, and this vehicle, along with vehicles from the other selected firms, is currently being tested by the USPS.

Electric Charge Stations. ZAP Jonway intends to develop electric charge station technology in collaboration with Better World International Limited and other firms.

Conventional Fuel Vehicles.  ZAP Jonway intends to expand the distribution of the Jonway A380 SUVs in China and internationally.

Our Vehicles and Products

ZAP Automotive Products

ZAP’s current automotive product line includes the all-electric ZAPTRUCK XL, ZAPVAN Shuttle and the Xebra Sedan.

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

The roll-out of our vehicle

ZAP Jonway Electric A380 SUV. ZAP and Jonway are jointly developing the A380EV, an electric version of the Jonway A380 SUV. This five-door vehicle will use a lithium-ion battery pack and an AC electric motor designed to meet international standards for electrical charging.  ZAP Jonway anticipates launching the A380EV in the second half 2012.

ZAP Alias. ZAP Jonway is currently developing the Alias with an estimated range of up to 100 miles per charge under ideal driving conditions. ZAP unveiled the prototype for the Alias at the National Automotive Dealers Association Conference in New Orleans in January 2009. ZAP Jonway anticipates launching the Alias in 2013.

Jonway A380 SUV. ZAP and Jonway are jointly developing improved three-door and five-door A380 SUVs to meet customer demands for increased economy and comfort. Jonway expects to launch the improved A380 in the first half of 2012.

Jonway Van.  Jonway is also developing a conventional fuel small van. This new product is currently in the trial stage and is expected to launch in the first half of 2012.

Other ZAP Products

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

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $31.75 million of which $29,030,000 in cash and 8 million shares of stock valued at $2.72million have been paid. On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2011, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.  In January 2011, ZAP issued $19 million of convertible debt to an affiliate of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. Although in March 2012, ZAP received the representation letter from CEVC stating their agreement with the extended maturity date of August 12, 2013 for such convertible note, we believe there is some uncertainty regarding whether this convertible debt will be converted to equity or require cash payment as of August 12, 2013.

 Jonway is located at the Da Tang industry zone of Jiangtiao Village, Sanmen County, Zhejiang Province, China.  Jonway has more than 2.6million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers.  Jonway began international distribution activities in Italy, Nepal, Algeria, America, Yemen and Egypt. Jonway sold over 155 vehicles and over 200 vehicles internationally in 2010 and in 2011, respectively.  Jonway vehicles may be serviced at one of 293 service centers in China.

Since September 2007, Jonway has been designing and producing the three-door A380 SUV.  Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively.  Jonway sold 197 A380 three-door SUVs in 2010 and 112 three-door A380 SUVs in 2011, and Jonway sold 7,545 A380 five-door SUVs in 2010 and 5,583 A380 five-door SUVs in 2011.

In October 2010, ZAP entered into an International Distribution Agreement with Goldenstone Worldwide Limited, which has international distribution rights for all of Jonway Group’s products in the United States and internationally, in exchange for 30 million shares of ZAP’s common stock valued at $14.4 million.  ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the worldwide distribution rights for Jonway products.  Therefore it was necessary for ZAP to acquire distribution rights for Jonway products.

Jonway’s strategy is to serve the growing SUV market in China and to expand internationally.  In addition to conventional fuel vehicles, ZAP Jonway intends to develop and market all-electric Jonway vehicles.  In 2009 and 2010, working jointly with ZAP, Jonway successfully researched, developed and produced electric A380 SUV prototypes.  In May 2010, Jonway’s A380 electric SUV was shown at the 2010 World Expo in Shanghai, China.  In November 2010, Jonway and ZAP attended the 25th International Electric Vehicle Symposium and Exposition, or EVS25, held in Shenzhen, China and exhibited six prototypes, including the electric SUV, electric ATV and scooter as well as their component parts.  ZAP Jonway plans to further develop electric SUVs and shuttle van and increase, streamline and economize volume production of electric SUVs and van, while developing electric vehicle sales and marketing channels. As of December 31, 2011, ZAP Jonway has over 300 Direct Dealers and Sub-dealers.  ZAP Jonway plans to use Jonway’s 293 after-sales service centers to service electric vehicles sold in China.  Jonway moved its sales force from Sanmen to Hangzhou at the end of 2011.  This move was made to gain more experienced sales and marketing people for the company.

Remy. In November 2010, ZAP and Remy Electric Motors, LLC entered into a long term motor supply and development agreement for the use of the Remy High Voltage Hairpin 250 electric motor, or HVH motor, in ZAP Jonway cars and SUVs. Additionally, ZAP is developing a drive train with the HVH motor for use in automotive platforms of ZAP Jonway and other vehicles.  The Remy power train is planned for the second generation A380 SUV EV.  The first release of the A380 SUV EV will be using a locally made electric power train.

ZAP Hangzhou. As part of ZAP’s plan to deliver quality, cost effective electric vehicles to the fleet vehicle market, in December 2009, ZAP and the Holley Group, the world’s largest volume producer of electric power meters according to the Wenhui-Xinmin United Press Group, established ZAP Hangzhou, a joint venture company in China with financial support from Better World International Limited to target the electric vehicle market in China.  ZAP Hangzhou combines ZAP’s intellectual property, electric vehicle technology and know-how with the Holley Group’s experience in electric metering to provide ZAP Jonway with technological and design advice on its vehicles, parts and suppliers,  and the volume production of ZAP Jonway vehicles in China. ZAP Jonway and ZAP Hangzhou also plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. ZAP Hangzhou is located at a facility in Hangzhou provided by the Holley Group.  The facility has conducted engineering and integration of electric drive trains in the Jonway A380 5-door SUV.  These vehicles were provided to the 2010 World Expo in Shanghai for demonstration as transportation for show officials.  The 2010 early EV design has been upgraded to be compliant with the type approval requirements for the China market, and this version will be ready for manufacturing and production in the 2nd half of 2012.

Better World sales and distribution of Z-Chargers.  ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations.  Better World completed the development of these chargers in 2011 and now has the US approved charge stations available for sales in the US market and internationally.  ZAP will begin to sell and market these charge stations in the US along with the EV products to its customers starting in 2012. There are three models available for sales in the US – out door chargers that can be installed on the curbs, wall mount for in-door garages and home chargers that can be installed in the home garages.  The former two are designed for public places, and has independent meters for measuring usage and billing.  The home chargers are designed for private use and can be connected to the metering within the house.  Better World’s charge stations are connected by a mobile network that can communicate to user’s cell phone to track charge levels, determine if users can travel the range with the charge level in the EV, show charge usage, place reservations of chargers in the network and determine availability of the chargers for use by the customers.

Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple).   In November 2011, Jonway and ZAP Hangzhou jointly set up this company with the registered capital of RMB 20 million. As of December 31, 2011, Jonway funded RMB 5 million into this joint venture and ZAP Hangzhou funded RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies.

Samyang.  In January 2010, ZAP entered into a distribution agreement with Samyang Optics Co. Ltd., or Samyang, granting Samyang exclusive rights to manufacture, assemble and market ZAP’s vehicles in Korea.  Samyang’s primary business is the manufacturing and distribution of optical lenses.  The Korean government offers incentives for the manufacture and purchase of plug-in vehicle technologies, and Samyang invested in this new market opportunity.  On March 30, 2010, Samyang showcased the A380 electric SUV at the Korea Electric Vehicle Challenge, a 200 km freeway course through the outskirts Seoul.  Currently, ZAP Jonway is evaluating the Korean market and the technical requirements for type approval in Korea.  There are no immediate plans for launching EV products in Korea in 2012.

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

During 2011and 2010, ZAP expended approximately $5.0 million and $996,000, respectively, in research and development activities. No significant portion of such expenses was borne directly by our customers.

Jonway has built a technical research center and a research and development team composed of 53 researchers.  Jonway’s research and development expenses were $2.2 million and $0.9 in 2011 and 2010, respectively.

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

Sales and Marketing

ZAP currently markets and sells ZAP vehicles to consumers by telephone, over the internet, and in person at ZAP’s Santa Rosa location and through approximately 24 dealers in the U.S. ZAP also does direct outreach through the U.S. Government Services Administration and participates in bid applications with government and corporate fleets. ZAP Jonway intends to leverage Jonway’s existing distribution channels in China and internationally, which include over 300 dealerships, 89 of which are direct factory locations and the rest are affiliate retail locations.  Jonway’s SUVs have been sold to the European Union, Africa and the Middle East.

ZAP markets its vehicles through participation in events that allow it to demonstrate its vehicles.  In 2010, ZAP participated in the Progressive Insurance Automotive X PRIZE, an international competition for 100 MPG and equivalent vehicles, showcasing its engineering capabilities, placing among nine finalists out 136 vehicles and posting an equivalent fuel efficiency of 124 miles per gallon. ZAP demonstrated its electric taxi concept at the U.S. Pavilion for the World Expo in Shanghai in 2010.  The Alias and A380 electric participated in the 2010 Korea Electric Vehicle Challenge and the Alias was also shown at the 2010 North American International Auto Show in Detroit, the 2010 Beijing Motor Show, the EVS25 in Shenzhen, China and the 2011 Shanghai Auto Show.  In 2011, ZAP Jonway focused on obtaining the A380 EV type approval in China, and developing the market for the vehicle in Yangpu District, Shanghai. A380 EV and Alias participated in the 2011 Shanghai Motor Show.

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

 Jonway’s advertising and marketing expenses were $3.0 million and $4.7 million for the years ended December 31, 2010 and 2011, respectively.  ZAP’s advertising and marketing expenses were approximately $185,000 and $126,000 for the years ended December 31, 2010 and 2011, respectively.

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

Jonway currently offers a 2-year or 60,000 kilometer warranty for the SUVs; it has built and continues to improve on its after-sales service network.  Jonway’s after-sales service centers have increased from 236 as of December 31, 2010 to 293 as of December 31, 2011.  Jonway had 11 vehicle spare parts centers for logistics and distribution as of December 31, 2011.  Jonway has set up an after-sales services department to follow up and timely deal with quality claims from after-sales service stations or end-customers. Jonway has also set up a quality department to focus on making claims to vehicle components suppliers for defective products, as well as taking responsibility of Jonway’s overall quality control.

Manufacturing

ZAP currently contracts with third party manufacturing companies, such as Wuling Motors and Wuzheng Group in China, to manufacture its vehicles, which are partially assembled and then shipped to ZAP’s Santa Rosa facilities for final assembly and the installation of sophisticated equipment and optional upgrades.  Our vehicles then go through a quality control process prior to delivery to dealers and customers.

ZAP Jonway intends to manufacture the A380 electric SUV and the Alias electric cart at Jonway’s over 2.6M square feet manufacturing facility in Sanmen, China.  This facility has the capacity to produce up to 50,000 vehicles per year.  Jonway also produces the three-door and five-door A380 SUVs and spare parts at this facility. Jonway’s facility is certified under the ISO 9000 quality standards promulgated by the International Organization for Standardization.

Jonway’s manufacturing operations include pressing, welding, painting and assembling lines.  Jonway has also obtained the following certifications: the Gulf Cooperation Certification, the Saudi Arabian Standards Organization, and the Standards Organization of Nigeria Conformity Assessment Programme, certifying Jonway to homologate and distribute in the Gulf, Saudi Arabia and Nigeria, and Jonway’s vehicles have received China Compulsory Certification required for industrial production in China.

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

Backlog

As of March 26, 2012 ZAP had over $244,400 in backlog orders from consumers.

As of March 26, 2012, Jonway had over $2 million in backlog orders from auto-dealer purchase contracts for Jonway SUVs.  Jonway anticipates shipping these units from on-hand inventory.

Customers

Since 1994, ZAP has sold electric vehicles in 75 countries. Most of our sales are to military, government and corporate fleets. ZAP has contracts to provide vehicles to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, the City of Monterey and others.  Leveraging Jonway’s access to the China market, ZAP Jonway intends to focus on business development to create new markets within China.   Jonway sells its vehicles through a network of more than 300 dealerships in China and has started a distribution network in Italy, Nepal, Algeria and Egypt etc. as of December 31, 2011.

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

Jonway has obtained China surtax exemptions, including foundation for water works and land-use tax of cities and towns in 2010 and 2011.  Except for the surtax exemptions, Jonway has no other tax incentives from the government.

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

Our vehicles sold in Europe are subject to European Union safety testing regulations. Many of those regulations, referred to as European Union Whole Vehicle Type Approval, or WVTA, are different from the federal motor vehicle safety standards applicable in the United States and may require redesign and/or retesting. The Small Series WVTA permits the manufacture and sale in the European Union of no more than 1,000 vehicles per year. ZAP Jonway plans to keep European sales of ZAP Jonway vehicles at less than 1,000 vehicles per year, and has no plans to commence testing of ZAP Jonway vehicles for the WVTA to assure compliance with the European Union requirements to permit unlimited sales. Similarly, Japan has additional testing regulations applicable to high volume manufacturers, in addition to import rules. We also plan to keep Japanese sales of ZAP Jonway vehicles at a low volume, and have no plans to comply with the Japanese requirements to permit high volume sales in these jurisdictions.

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

The Automobile Information and Disclosure Act require manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, the Act allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted. As a manufacturer of only electric vehicles, compliance with the EPA labeling requirements on fuel economy is currently optional for ZAP.

EPA Emissions & Certificate of Conformity

For ZAP Business

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

For Jonway Business

The China government has adopted various measures to institute a uniform supervision and administration system with respect to vehicle emissions, including an automobile product authentication procedure and a network of testing centres across China. The State Environmental Protection Administration from time to time publishes notices to inform the public of new vehicle models that comply with its regulatory emission standards. Automobile manufacturers are not allowed to produce or register vehicle model or automobile product that failed to comply with such regulatory emission standards.

The State Environmental Protection Administration limits exhaust emission on the basis of China I, II, and IV. Different limits of exhaust emission and testing measures in these standards shall be applied to different types of vehicles.

As of September 1, 2003, the PRC government ceased to follow China I Standards and began to implement China II standards. The PRC government began implementation China III Standards in selected cities, such as in Beijing in December 2005 and Guangzhou in September 2006 respectively. In 2008, China III standards were complied with by all newly produced vehicles in China. From January 1, 2010, China IV standards were implemented. These emission standards imposed substantially higher compliance expenditures on the PRC automobile manufacturers, including R&D costs, to satisfy engine and vehicle design and engineering requirements.

Battery Safety and Testing

Our battery pack conforms to mandatory regulations that govern transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, or PHMSA, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations, and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped such as by ocean vessel, rail, truck, or by air.

We have completed the applicable transportation tests for our prototype and production battery packs demonstrating our compliance with the UN Manual of Tests and Criteria, including:

•	Altitude simulation—simulating air transport;

•	Thermal cycling—assessing cell and battery seal integrity;

•	Vibration—simulating vibration during transport;

•	Shock—simulating possible impacts during transport;

•	External short circuit—simulating an external short circuit; and

•	Overcharge—evaluating the ability of a rechargeable battery to withstand overcharging.

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

Automobile Manufacturer and Dealer Regulation

State law regulates the manufacture, distribution and sale of automobiles, and generally requires motor vehicle manufacturers and dealers to be licensed. We are registered as both a motor vehicle manufacturer and dealer in California and are obtaining or have obtained certification in other states.

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

In jurisdictions other than California, a customer may try to purchase our vehicles over the internet. However, some states, such as Kansas, have laws providing that a manufacturer cannot deliver a vehicle to a resident of such state except through a dealer licensed to do business in that state which may be interpreted to require us to open a store in the state of Kansas in order to sell vehicles to Kansas residents. Such laws may be interpreted to require us to open a store in such state before we sell vehicles to residents of such states. If we sell vehicles to such a state without having opened a store there, the state could take action against us; including levying fines or requiring that we refrain from certain activities at that location. In addition, some states have requirements that service facilities be available with respect to vehicles sold in the state, which may be interpreted to also require that service facilities be available with respect to vehicles sold over the internet to residents of the state, thereby limiting our ability to sell vehicles in states other than California.

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

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog.  At December 31, 2011 ZAP Jonway was not an approved enterprise.  However, based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the Developing Policy, an investment project for manufacturing automobile components and parts must be filed with the provincial NDRC and a company with foreign investment must be approved by the Ministry of Commerce, or its competent local delegate. Jonway has complied with all the government regulations.

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

Seasonal Variations

ZAP Jonway’s business is subject to seasonal influences for consumer products. Sales volumes in this industry typically slow down during the winter months from November to March in the United States and during the spring and summer months in China.

Inflation

ZAP and Jonway’s raw materials and finished products and automobiles are sourced from stable, cost-competitive industries. As such, we do not foresee any material inflationary trends for our product sources.

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2011, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of December 31, 2011, Jonway had 19 issued patents (including ten utility model patents and nine exterior design patents) and nine pending patent applications with the China Patent and Trademark Bureau. Jonway’s issued patents start expiring in 2019.

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

We hold 51% of the equity shares of Jonway. There are no subsidiaries for Jonway.

Employees

As of April 9, 2012, ZAP had a total of 13 full-time employees. At present, there are no employment agreements with the officers of ZAP, except Benjamin Zhu, who was hired as ZAP’s Chief Financial Officer in March 2011.

As of April 9, 2012, Jonway had a total of over 540 employees, all of whom are full-time employees.

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

ZAP incurred net losses attributable to ZAP of $40.8million, $19.0 million, and $11.3 million for years ended December 31, 2011, 2010 and 2009, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $ 10.2 million and $445,000 for the years ended December 31, 2011 and 2010.

ZAP Jonway believes that it may continue to incur operating and net losses for our gas and electric vehicles until at least the time ZAP Jonway begins significant deliveries of the new models of Jonway’s gasoline vehicles and the electric vehicle models, and when the international sales of the gasoline vehicles picks up volume.  We expect to begin international sales of the electric vehicles and the gasoline vehicles in limited quantities for key countries in 2012 as we complete some of the type approvals in the latter part of 2012.  However, due to the uncertainty of type approval processes in different countries, this international sales volume and the EV sales may occur later and could be postponed to beyond 2012 if the testing process requires substantial investment and corrective changes to the vehicles. We performed limited trial production of the enhanced version of the gas A380 SUV in late 2011, and is beginning the sales of this new model and the gasoline van in second quarter of 2012 in China. Even if we are able to successfully obtain type approvals in all the required countries for the electric vehicle models, there can be no assurance that it will be commercially successful as it depends on market adoption of full electric vehicles in the sales regions that ZAP Jonway targeted.  Our profitability will be dependent upon the successful development of new and additional sales dealership networks and successful commercial introduction and acceptance of our new gas and electric vehicles models, which may not reach our targeted volumes to achieve profitability.

ZAP Jonway expects the rate at which we will incur losses to increase significantly in future periods from current levels as we:

·	expand our marketing and sales to build branding and add additional new dealerships in China

·	increase our business development and manufacturing activities for the new van model and electric vehicles in China;

·	begin international business development, marketing and sales;

·	develop international semi-knock down kit (SKD) manufacturing activities that may be required in some of the countries to attain favorable import tax rates;

·	continue to design, develop and manufacture our follow on planned new gas and electric vehicles;

·	bolstering our after-sale services network especially internationally;

·	build inventories of parts and components for our new gas and electric vehicles;

·	develop and equip manufacturing facilities to produce our new gas and electric vehicle models;

·	expand our design, development, maintenance and repair capabilities;

·	increase our sales and marketing activities to support new models promotion;

·	increase our general and administrative functions to support our growing operations; and

·	Overall rising RMB is likely to continue which will increase the cost of operations in China.

Because ZAP Jonway will incur the costs and expenses from these efforts before we receive substantial incremental revenues to offset the operational costs with respect thereto, ZAP Jonway’s losses in future periods will likely to continue to incur. In addition, we may find that these efforts are more expensive than we currently anticipated or that these efforts may not result in increases in our revenues, which would further increase ZAP Jonway’s losses.

ZAP Jonway’s limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were $11.3 million for the year ended December 31, 2009; $19.0 million for the year ended December 31, 2010 and $40.8 million for the year ended December 31, 2011. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and the upgraded conventional fuel vehicles which are in development and which we intend to begin producing in 2012. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

It is difficult to predict ZAP Jonway’s future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business, and what competition will likely introduced in the electric vehicle space.  Despite wide interests in the major targeted countries, USA and China, in electric vehicles, the competition in this space is growing, with many new models offering plug-in hybrids which pose a more durable range compared to the full electric vehicles that ZAP Jonway plans to offer in its product plans.

ZAP’s primary revenue, sales and manufacturing is from Jonway Automobile, based in China and Jonway’s sales revenues are mostly in China currently, and subject to the market conditions, economy, as well as regulations of the Chinese government.

Most of ZAP Jonway’s revenues and sales, as well as manufacturing production operations are in China, and is subject to the market and economic conditions as well as government regulations in China.  Over the years, the Chinese government regulations and policies have tended to have very direct impact on the development of specific industry sectors, whether this is in the form of restrictions, or in the form of incentives and credit availability.  Recently, the increased credit reserves placed on the banks in 2011 handicapped many small businesses in getting credit loans, and this has had some impact on the smaller direct dealerships Jonway Auto has in China. As a result, many smaller dealerships were unable to continue to get bank lines to support inventory purchases and display new products on their show room floors.  This credit tightening by the Chinese government on the banks will continue this year.  ZAP Jonway has replaced the smaller dealers with dealers that have a stronger financial backing in larger cities, in anticipation that bank credits will not loosen up much this year.

Automobile manufacturing is a strictly regulated industry and ZAP Jonway uses the valuable auto license granted from a subsidiary of its holding group Jonway Group that holds the UFO license (issued in Hangzhou).  Regulations, policies and incentives from central and provincial government vary over time and could hinder or help the overall ZAP Jonway sales in China.  This is especially the case with electric vehicles where the government has put forth incentives from both central and selective large provincial and city governments.  These incentives which are substantial could be eliminated without warning and any business plans that rely on these incentives to succeed would be vulnerable to being severely impacted.

The Chinese government is exercising precaution in managing the economic growth of China.  The GDP forecast for China for this year and the subsequent years will be lower than prior years, as the government puts control on escalating property value, restrictions on issuing licenses for new constructions and as well as restricting licenses for new auto ownerships in the major cities, in order to reduce traffic on the road for these large cities.  However, the government has waived controls on full electric vehicles and also in some cities waived the auto license fees for EVs, which in Shanghai and Beijing can be as high as $7,000 or more.  These incentives could be removed any time without warning and EVs would then be subject to the same dis-incentives as traditional gasoline vehicles.

ZAP Jonway’s financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

ZAP Jonway’s operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our gas and electric vehicles. Demand for new cars in the automobile industry in general, and for electric vehicles in particular, typically decline over the winter season in the United States, while sales are generally higher as compared to the winter season during the spring and summer months. In China, sales declined over the spring, first quarter of the year due to holidays during Chinese New Year and summer months and were higher in the autumn and winter seasons, fourth quarter of the year due to promotions and year-end inventory clearance sales. ZAP Jonway expects sales of our vehicles to fluctuate on a seasonal basis and dependent on the country where the sales originated. However, ZAP Jonway’s limited operating history and its early entry into the international markets, this makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for ZAP Jonway’s vehicles. ZAP Jonway’s operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our variable sales and marketing expenses are based on anticipated levels of annual revenue.

ZAP Jonway also expects our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design, develop and manufacture our planned vehicles, build and equip new manufacturing facilities to produce them, type approval both in China and international for the new models, incur costs for spare parts provisioning, warranty repairs or product recalls, if any, increase our sales and marketing activities, and increase our general and administrative functions to support our growing operations.

As a result of these factors, ZAP Jonway believes that quarter-to-quarter comparisons of our operating results are not necessarily meaningful until there is more history built up of the combined companies’ performance and that these comparisons cannot be relied upon as indicators of future performance. Moreover, ZAP Jonway’s operating results may not meet expectations of equity research analysts or investors that may compare the results to established auto companies, since ZAP Jonway is in the early stages of building its business in the electric vehicle space, leveraging on the experience and resources available from its sales and manufacturing of gasoline vehicle business. If this occurs, the trading price of ZAP’s common stock could vary substantially depending on the results of the new business developments.

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

Over the last three years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our vehicles. The automobile industry in particular was severely impacted by the poor economic conditions and several vehicle manufacturing companies, including General Motors and Chrysler, were forced to file for bankruptcy. Sales of new automobiles generally have dropped during the last couple of years, post the bankruptcy filing and only now are turning around with improved sales. Sales of ethical consumer products, such as ZAP Jonway’s electric vehicles, depend in part on discretionary consumer spending and are even more exposed to adverse changes in general economic conditions. Difficult economic conditions could therefore temporarily reduce the market for vehicles in ZAP Jonway’s price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

If the current difficult economic environment improvement is transient, we may experience a decline in the demand for new vehicles and thus ZAP Jonway’s vehicles as well, which could materially harm our business, prospects, financial condition and operating results. Accordingly, any events that have a negative effect on the United States or China’s economy or on other foreign economies or that negatively affect consumer confidence in the economy, including disruptions in credit and stock markets, and actual or perceived economic slowdowns, may harm ZAP Jonway’s business, prospects, financial condition and operating results.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2011, ZAP Jonway incurred net losses of approximately $40.8 million and used approximately $8.3 million of cash in operations while recognizing approximately $56.2 million in revenue. As of December 31, 2011, ZAP Jonway had cash and cash equivalents of $5.9 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

ZAP Jonway has very limited experience servicing our vehicles and ZAP Jonway is using a different service model in the US through third party service contracts with US partners. If ZAP Jonway is unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

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

ZAP Jonway plans to service our vehicles by shipping parts to dealers, sending our authorized service personnel as necessary, providing service at our Santa Rosa location and arranging to have local US partners take up the service contracts with new vehicles delivered in the US supported by Jonway’s service personnel in China.  ZAP Jonway’s customer service centers are distributed all over China and are trained to provide local support within their territories.  We are adopting similar models internationally where ZAP will sign up local in-country partners who have presence in the major cities to provide customer service support, and provide these partners with service training and spare parts.  Jonway’s service facilities in China are not yet equipped to handle ZAP Jonway electric vehicles and will have to be updated and the personnel trained for this purpose.  There can be no assurance that these service arrangements or ZAP Jonway’s limited experience servicing our vehicles will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet this service requirement in a timely manner as the volume of vehicles ZAP Jonway is able to deliver annually increases.

A number of potential customers may choose not to purchase ZAP Jonway’s vehicles because of the lack of a more widespread service network. If we do not adequately address our customers’ service needs, our brand and reputation will be adversely affected, which in turn, could have a material and adverse impact on our business, financial condition, operating results and prospects.

Traditional automobile manufacturers do not provide maintenance and repair services directly. Consumers must rather service their vehicles through franchised dealerships or through third party maintenance service providers. ZAP does not have any such arrangements with third party service providers and has not yet established US dealership network.  It is unclear when such third party service providers will be able to acquire the expertise to service ZAPS Jonway’s vehicles. As our vehicles are placed in more locations, ZAP’s  may encounter negative reactions from our consumers who are frustrated that they cannot use local service stations to the same extent as they have with their conventional automobiles and this frustration may result in negative publicity and reduced sales, thereby harming our business and prospects.

In addition, the motor vehicle industry laws in many jurisdictions require that service facilities be available with respect to vehicles physically sold from locations in the jurisdiction. Whether these laws would also require that service facilities be available with respect to vehicles sold over the internet to consumers in a state in which ZAP Jonway has no physical presence is uncertain. While we believe our service practices would satisfy regulators in these circumstances, there are no assurances that regulators will not attempt to require that we provide physical service facilities in their states. If issues arise in connection with these regulations, certain aspects of our service program would need to be restructured to comply with state law, which may require additional investment and affect the efficiencies and operations of our business processes.

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

ZAP Jonway’s business is dependent on the continued supply of battery cells for our vehicles. Battery cell manufacturers may have additional restrictions and constraints placed by local regulatory government agencies that may affect their ability to continue to supply lithium batteries for electric vehicle manufacturers in the event that they determine that the vehicles are not sufficiently safe. Furthermore, current fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials would increase our bill of materials and operating costs, and could reduce our margins if we cannot recoup the increased costs through increased electric vehicle prices. There can be no assurance that we will be able to recoup increasing costs of materials by increasing vehicle prices and any attempts to increase the announced or expected prices in response to increased material costs could be viewed negatively by our customers and could materially adversely affect our brand, image, business, prospects and operating results.

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

ZAP Jonway faces risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. In January 2011, ZAP completed its acquisition of 51% of the equity shares of Jonway, which is incorporated and primarily operates in China.  Recently, in China, rising wages in China have increased operating costs and the rising RMB exchange rate is reducing the price competitiveness of our vehicles internationally.  All of this is putting pressure on the operating costs of manufacturing plants.  Meanwhile, due to numerous labor disputes in large manufacturing plants, local government regulatory authorities and labor union advocates have increased their scrutiny of wages, labor conditions in China. To the extent such developments result in more burdensome labor laws and regulations or require us to increase the wages of employees, ZAP Jonway’s ability to adequately staff our plants and to manufacture and ship products in China could be adversely affected, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

ZAP currently has international operations and subsidiaries in China, and is evaluating setting up assembly plants in strategic countries where local partners are willing to invest in the production assembly plants in order to improve tax rates. Jonway is developing international distribution activities in Brazil, Turkey, Russia, South Africa, Ghana and Thailand.  In the near future, Jonway intends to add other new international distribution to Southeast Asia, the Middle East and South America depending on the opportunities and strengths of the local interested partners.  Additionally, as part of ZAP Jonway’s growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date in manufacturing, selling, and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. ZAP Jonway is subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

·	compliance of ZAP Jonway’s vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

·	labor unrest and difficulty in staffing and managing international operations;

·	excess costs associated with reducing employment or shutting down facilities;

·	constraints on our ability to maintain or increase prices as the RMB rises and still remain competitive;

·	coordinating communications among and managing international operations;

·	difficulties in marketing and attracting customers in new jurisdictions;

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

In additional, ZAP’s US office in California has had turnovers and staff reduction while the ZAP Jonway completes the type approval requirements for its new EV products for the US market.   While all employees are hired at will, this reduction in operating expenses with staff reduction may leave the Company vulnerable to disputes with regard to wrongful termination.  ZAP currently is insured against these allegations additional insurance policies put in place June 2011.

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

Jonway’s present contracts are based in the Chinese Renminbi, except for international trading contracts in the US dollar.  The value of the Chinese Renminbi depends, to a large extent, on China’s domestic and international economic, financial and political developments and government policies, as well as the currency’s supply and demand in the local and international markets.  Over the last two years, the value of the Chinese Renminbi largely appreciated against U.S. dollar and will continue to appreciate over time.  There can be no assurance that such exchange rate will not fluctuate widely against the U.S. dollar in the future.  Fluctuation of the value of the Chinese Renminbi will have adverse effects in reconciling Jonway’s financial statements into the U.S. dollar in consolidated financials and such reconciliation may require significant resources of ZAP Jonway and therefore cause an adverse effect on ZAP Jonway’s business.  Additionally, the rising RMB could increasingly reduce the price competitiveness of our products internationally outside of China, and add to the overall manufacturing costs for each vehicle.

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

Jonway depends in part on government subsidies and economic incentives to finance Jonway’s independent research and development, production and sale, such as a PRC surtax exemption, technology innovation incentives and land use rights investment subsidies from local government.  The related government subsidies and incentives amounted to $0.9 million and $0.73 million for Jonway in 2010 and 2011, respectively.  If government policies change, or if Jonway otherwise fails to obtain these incentives, it will adversely affect ZAP Jonway’s financial position and operating results.  Due to lack of a business license, Jonway cannot obtain certain government grants for the auto manufacturing industry, or other incentives, such as the enterprise income tax preferential treatment, and other incentives for auto manufacturers.

ZAP’s payment in stocks in the US to compensate for services rendered by service providers and some employees may put downward pressure on stock prices.

ZAP in the US is continuing to pay some of the services provided by third parties for fund raising, marketing, engineering, legal and accounting may continue to put downward pressure on stock prices until the Company is able to raise sufficient capital to fund its US operations.

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

These difficulties may result in delays or failures in realizing the benefits of the acquired business or its products, diversion of our management’s time and attention from other business concerns and, higher costs of integration than we anticipated.  In addition, we may also face cultural and other issues integrating businesses in China and other jurisdictions, including oversight to ensure these businesses comply with applicable U.S. laws and regulations, particularly regarding compliance with the Office of Foreign Assets Control and the Foreign Corrupt Practices Act. ZAP Jonway may be ineffective in fully adopting more efficient systems for timely recording and reporting to provide transparency and accuracy of all operations and finances.  Delayed adoption of tracking systems may affect the performance of the Company.

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the year ended December 31, 2011 of the total sales of $56.2 million Jonway Automobile accounted for $54.3 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

The risk of product liability claims, product recalls, and associated adverse publicity is inherent in the manufacturing, marketing, and sale of vehicles. ZAP Jonway may become subject to product liability claims, which could harm our business, prospects, operating results and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. ZAP Jonway’s risks in this area are particularly pronounced given the limited number of vehicles delivered to date and limited field experience of those vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates which would have material adverse effect on our brand, business, prospects and operating results. ZAP maintains product liability insurance for all ZAP vehicles with annual limits of approximately $2 million on a claim made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims and the product liability insurance does not extend to Jonway products. Any lawsuit seeking significant monetary damages either in excess of ZAP Jonway’s coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates.

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2011, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary Jonway had 19 issued patents and 9 pending patent applications with the China Patent and Trademark Bureau.

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

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 83.7% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. In particular, Priscilla Lu, the chairman of our board of directors, is a general partner of Cathaya. In addition, Cathaya and its affiliated entities beneficially own approximately 46.6% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The chart below contains a summary of ZAP’s principal facilities at December 31, 2011.

Location	Use	Square Feet	Monthly Rent
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters	2,100	$2,003
9 th Street, Santa Rosa, CA	Warehousing	36,764	$10,030
806 Donahue Street, Santa Rosa, CA	Vehicle Storage	21,954	$9,659
Zheijiang Province, China	China Office and Plant	915,386	$--

 ZAP’s facilities are owned or rented. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California. The property is rented on a month-by-month basis from Al Yousuf, LLC.

The 9th Street property, in Santa Rosa is rented on a month to month basis from Railroad Square Village LLC.  We vacated this property on February 15, 2012

The 806 Donahue Street property, in Santa Rosa is rented on a month-by-month basis with Railroad Square Village LLC.

ZAP believes our insurance policies cover all insurance requirements of the landlords. ZAP owns the basic tools, machinery and equipment necessary for the conduct of our repairs, our research and development and vehicle prototyping activities. ZAP believes that the above facilities are generally adequate for ZAP’s present operations.

Jonway’s principal executive offices and manufacturing facility is located in Da Tang Industry Zone, Jiangtiao Village, Sanmen Country, Zheijiang Province, China. The building is 915,386 square feet and building includes offices, a canteen and dorms, plants for assembly, painting, pressing and welding, warehouses for paint and raw materials, and an area to store vehicles.  Jonway occupies the entire space and has no properties pledged except for some land use rights for the grant of bank credit facilities. For such detailed pledges of land use rights, please refer to the below discussion of the liquidity and capital resources.

Jonway is the process of obtaining certificates of property for all of its buildings, but has not yet obtained them.

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

Item 4.  Mine safety disclosures

              Not Applicable

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low
Fiscal Year 2011:
December 31, 2011	$0.38	$0.16
September 30, 2011	0.62	0.33
June 30, 2011	0.80	0.42
March 31, 2011	1.84	0.69
Fiscal Year 2010:
December 31, 2010	$1.28	$0.47
September 30, 2010	0.52	0.38
June 30, 2010	0.40	0.26
March 31, 2010	0.38	0.26

Holders

            ZAP had approximately 3,412 record holders of our common stock as of April 16, 2012, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

Dividends

 ZAP has never declared or paid any cash or stock dividends on our common stock, and ZAP does not anticipate that ZAP will pay any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash or stock dividends will be at the discretion of ZAP’s Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our Board of Directors may deem relevant at that time.

Securities Authorized for Issuance under Equity Compensation Plans

ZAP maintained its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2011:

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Shares Remaining Available for Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	23,688	$0.41	11,780
2007 Consultant Stock Plan	1,384	$0.51	4,384
2006 Incentive Stock Plan	1,992	$0.90	814
2004 Consultant Stock Plan	—	—	1,000
2002 Incentive Stock Plan	2,514	$1.04	6,104
Equity compensation plans not approved by security holders:	—	—	—

Total	29,578	$0.50	24,082

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

Zap issued 74.8 million shares of common stock valued at $18.02 million. These shares were issued for the following:

70 million shares valued at $15.4 million as payment to Jonway Group for the development and production of the Shuttle Van and Alias, 4 million shares of common stock valued at $1.720 million for the stock-portion for the 51% acquisition of Jonway Automobile and 800,000 shares of common stock valued at $896,000 for the settlement of debt with Al Yousuf. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 8.2 million shares of common stock for cash of $4.2 million through private placements. These shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 569,125 shares of common stock valued at $143,907 in exchange for consulting services. These shares were    issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 173,651 shares of common stock valued at $128,700 for employee compensation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

Item 6.  Selected Financial Data

A registrant that qualifies as a smaller reporting company is not required to provide information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2011

Overview and 2011 Highlights

              On January 21, 2011, we completed our acquisition of 51% of the capital stock of Zhejiang Jonway Automobile Co. Ltd. incorporated in Sanmen County, Zhejiang Province, China for a total purchase price of $31.75 million of which $29,030,000 in cash and 8 million shares of stock valued at $2.72 million have been paid. With ZAP’s electric vehicle technology expertise and international experience, ZAP Jonway intends to build the necessary production platform to serve the Chinese electric vehicle market. ZAP Jonway intends to leverage Jonway’s A380 SUV, as well as its established distribution channels to the Chinese market. ZAP Jonway intends to manufacture and sell SUVs powered by ZAP’s electric drive train as well as Jonway’s gas fueled vehicles

The Company designs, develops, manufactures and sells fully electric and advanced technology vehicles, as well as conventional fuel sports utility vehicles. ZAP markets and sell our electric vehicles directly to consumers by phone, over the internet, in-person at our Santa Rosa location, by direct outreach through General Services Administration and participating in bid applications with government and corporate fleets.  Jonway markets and sells our conventional fuel sports utility vehicles through distributors in China and internationally. Type approval of ZAP and Jonway’s A380 SUV EV is underway and will continue over the next several months and into 2012. The extensive certification process includes not only the vehicle endurance testing and safety analysis, but also key supplier qualification certification as well as Jonway’s EV manufacturing process qualification and certification.  The EV type approval requirements in China have evolved in the last year to provide more comprehensive qualification and certification testing, and accordingly have taken a longer period of time for completion. We anticipate that the EV production facilities in Jonway will be ready for the certification process by the end of the second quarter 2012. We are targeting certification completion in the second half of 2012. Type approval of the EV is required to manufacture and sell the electric vehicles in China, but the type approval is not required for the export of vehicles for sale outside of China.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales increased by $52.4 million in the year ended December 31, 2011 from $3.8 million for the year ended December 31, 2010 to $56.2 million in December 31, 2011.  This increase related principally to the Jonway Acquisition that occurred in January 2011. Jonway’s sales contributed $ 54.3 million in net sales.

From January 22, 2011, the date of acquisition by ZAP, to December 31, 2011, Jonway sold 4,976 gasoline vehicles with total revenue of approximately $54 million as compared to the full year ended December 31, 2010 in which Jonway sold 7,561 vehicles with total revenue of over $74 million. Two factors contributed to the Chinese automobile industry’s overall reduction in sales this year. The Chinese government constrained the issuing of new gasoline vehicle licenses per family, and canceled some incentives and subsidies for purchasing gas vehicles, and placed credit restriction policies on the banks to reduce credit facilities available to businesses.  Consequently, the automobile dealers in China, including Jonway’s automobile dealers, have had a reduction in sales orders and overall sales throughput. In this year, more SUV models are launched into market by auto makers, which intensified the competition. Thus far, Jonway has not provided a floor to finance dealers’ orders, and payments are made largely 100% upfront prior to delivery.

Approximately 32 percent of the Jonway vehicles sold in the full year of 2011 contained the Mitsubishi fully automatic transmission and engine rather than the Mitsubishi manual transmission and engine. The automatic transmission is priced higher than the manual transmission, but the sales return yields at a lower overall margin contribution due to relatively high cost and increased marketing costs—an inherent feature of new model launching.

In our Advanced Technology segment, sales decreased by $1.2 million from $1.6 million for the year ended December 31, 2010 to $410,000 for the year ended December 31, 2011. The tight United States credit and general economic conditions negatively impacted our dealer sales in 2011. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

In our Consumer Product segment, sales increased by $303,000 from $349,000 for the year ended December 31, 2010 to $652,000 for the year ended December 31, 2011 due to increases in sales of ZAPPY 3 scooters to two catalog distributors for resale.

In our Car Outlet segment, sales decreased by $996,000 from $1.9 million for the year ended December 31, 2010 to $ 876,000 for the year ended December 31, 2011. The decrease was due to a limited supply of consignment cars available for sale and a general downturn in the economy.

Proforma combined for net sales for the full year of 2011

	As reported		Proforma adjustments	Proforma combined
	ZAP	Jonway Auto		Total

Net sales	1,938	62,140	—	64,078

Gross profit increased by $4.1 million from $429,000 for the year ended December 31, 2010 to $4.5 million for the year ended December 31, 2011.  The increase in gross profit for the year ended December 31, 2011 related primarily to the inclusion of Jonway gross profits since January 21, 2011. Jonway’s gross profit contributed approximately $5 million as a result of this acquisition for the year ended December 31, 2011.

In our Advanced Technology segment, our gross profit decreased by $755,000 from a gross profit of $10,000 for the year ended December 31, 2010 to a gross loss of $745,000 for the year ended December 31, 2011.  The decrease in gross profit was due to fewer sales of the XL models, which have been designed for fleets and we increased the inventory reserve $434,000 to allow for slow moving inventory.

In our Consumer Products segment, we experienced an increase of $9,000 in gross profits from a gross profit of $62,000 for the year ended December 31, 2010 to a gross profit of $71,000 for the year ended December 31, 2011. The increase was due to an increase of sales in 2011 compared to sales in 2010.

Gross profits for our retail car outlet segment decreased by $246,000 from a gross profit of $357,000 for the year ended December 31, 2010 to a gross profit of $111,000 for the year ended December 31, 2011. The decrease in gross profits was due to lower sales volumes due to a decline of consignment cars available for sale.

Sales and marketing expenses in the year ended December 31, 2011 increased by $10.2 million from $2.1 million for the year ended December 31, 2010 to $12.3 million for the year ended December 31, 2011.  The increase in selling and marketing expense in the year ended December 31, 2011 principally related to the Jonway Acquisition in January 2011. Jonway’s sales and marketing costs contributed approximately $9.2 million as a result of this acquisition, which substantially included the transportation, special supporting fees to strategic dealers, marketing, promotion and advertisement of new models, the rebranding of Jonway from the former name of UFO and payroll. In addition, we incurred approximately $2.2 million for the amortization of the distribution agreement for Goldenstone products and Better World’s charging stations. See further explanation in Note 7, Distribution Agreements.

General and administrative expenses for the year ended December 31, 2011 increased by approximately $1.8 million from $11.4 million for the year ended December 31, 2010 to $13.2 million for the year ended December 31, 2011. The increase related principally related to the inclusion of Jonway’s expenses since the Jonway Acquisition in January 2011. Jonway’s general and administrative expenses contributed $4.5 million to total expenses.  The increase was due to greater professional fees for legal and accounting services in connection with the Jonway Acquisition, an increase in salaries due to hiring additional personnel, higher consulting expenses and increased expenses for employee stock options to reflect recent issuances in the year ended December 31, 2011.

Research and development expenses increased by $6.3 million from $996,000 for the year ended December 31, 2010 to $7.3 million for the year ended December 31, 2011. The increase was the result of the inclusion of $2 million in research and development expenses relating to further developing new gasoline and electric vehicle models, including EV type approval testing, EV production facilities, new model engineering development and $3.8 million in research and development expenses relating to the shuttle van platform incurred by Jonway Group, but burdened by ZAP due to ZAP’s purchasing this product platform from Jonway Group.

Interest expense, net increased by $17.5 million from an interest expense of $ 1.3 million for the year  ended December 31, 2010 to $18.8 million for the year ended December 31, 2011.The increase was primarily due to amortization of the beneficial conversion feature recorded on the $19 million convertible debt which resulted from a discounted stock conversion price. Also included is interest expense of $1.5 million relating to the $19 million convertible debt at 8% per annum and Jonway Auto’s bank facilities.

Joint venture operations we account for our 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the year ended December 31, 2011, the joint venture incurred an operating loss of $724,160 of which $271,560 is our share.

Other income (expense) increased $2.5 million which reflected the inclusion of other income principally related to Jonway‘s other business since the Jonway Acquisition in January 2011.  Other income includes the incentive of $0.73 million from the Chinese government and income of $1.4 million from scrap sales.

Net loss attributable to ZAP for the year ended December 31, 2011 was $40.8 million loss compared to $19 million loss for the year ended December 31, 2010.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank facilities from China-based banks for Jonway Auto, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  In 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo agreed to purchase ZAP common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. During 2011, we issued 7.7 million shares to Mr. Liang for cash of $3.8 million.

In 2011, we were approved to have the grants of up to an aggregate of US$6.2 million of bank facilities from the Taizhou Branch of China Merchants Bank (“CMB”) through our majority-owned subsidiary, Jonway. Although we have been approved for these credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Under the above mentioned credit line of US$6.2 million granted by CMB, on August 19, 2011, Jonway entered into a Credit Agreement CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22%. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over three parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining US$1.58 million of the credit line is available for future executions at the discretion of Jonway Auto.

On December 6, 2011, Jonway entered into a Bank promissory note agreement with Taizhou Branch of China Everbright Bank for a revolving bank note facility in the aggregate amount of approximately US$4.7 million. This bank note facility was issued to Jonway Auto’s suppliers and is secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated December 6, 2011 in which land use right over one parcel of land owned by Jonway at Sanmen Factory has been pledged as security for this facility.

In December 2011, Jonway established additional short term bank loans amounting to over US$2.22 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, and US$790,000 of such loans is secured by bank notes received from Jonway dealers.

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

On December 11, 2011, Zhejiang Jonway Automobile Co., Ltd. (“Jonway”), a majority owned subsidiary of ZAP, entered into a Promissory Note with Jonway Group Co. Ltd. (“Jonway Group”) pursuant to which Jonway could borrow up to a maximum of $3,000,000 to be repaid on demand. The principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. All unpaid principal, together with any interest then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash. As of December 31, 2011, a total of $1.6 million had been advanced to Jonway under the Promissory note arrangement.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition.  On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.5 million has been added to the existing principal. The total amount of the convertible note is approximately $20.5 million with a new maturity date of August 12, 2013.

We used cash in operations of $8.3 million and $6.4 million during the years ended December 31, 2011 and 2010, respectively. Cash used in operations in 2011 was the result of the net loss incurred for the year of $45.4 million, offset by non-cash expenses of $31.5 million. In 2011, non-cash expenses included $144,000 for stock–based compensation for consulting and other services, $2.3 million for stock-based compensation to employees, $3.8 million for stock-based compensation for research and development expenses and an increase of $.67 million in inventory reserves. In addition, $24.3 million of non cash expenses was due to $16.9 million of amortization of the convertible note discount and $7.4 million of non cash expenses of depreciation and amortization.  Cash used in operations in 2010 was the result of the net loss of $19 million, offset by non-cash expenses of $12.2 million.  In 2010, non-cash expenses included $1 million related to stock-based compensation for consulting and other services, $2.7 million for stock-based compensation to employees and $2.5 million for stock-based compensation for management fees.

 In 2011, the net change in operating assets and liabilities resulted in a cash increase of $5.6 million. The change was primarily due to decreases in the following: notes receivable of $3.3 million, accounts receivable of $0.9 million, inventories of $3.3million, due from related parties of $0.6 million, due to related parties of $3.5 million and accounts payable of $0.3 million, offset by increases in  prepaid expenses and other assets of $0.2 and accrued liabilities of $1.5 million.

In 2010, the net change in operating assets and liabilities resulted in a cash increase of $360,000. The change was primarily due to increases in prepaid expenses of $220,000 and accrued liabilities of $575,000 offset by decreases in account receivable of $122,000, inventory of $183,000 and accounts payable of $130,000.

Investing activities used cash of $20.6 million and $12.1 million during the years ended December 31, 2011 and 2010, respectively. In 2011, $19 million was used for the acquisition of 51 % of Jonway Auto. In addition, $2.1 million was used for the acquisition of property and equipments. In 2010, the Company advanced $10.0 million for the 51% acquisition of Jonway Auto and $2.0 million was used to purchase marketable securities.

Financing activities provided cash of $33.1 million and $15.2 million during the year ended December 31, 2011 and 2010, respectively. In 2011, we financed the following activities: $4.2 million from issuance of common stock to investors, $19 million of convertible debt was issued to partially finance the 51% acquisition of Jonway Automobile, and Jonway Auto gained $ 7 million of short term borrowings from China-based banks.  Proceeds from notes payable $5.9 million and proceeds from related parties $1.5 million. These transactions were offset by repayments of $2.3 million of short term debt and an increase in restricted cash of $2.8 million. In 2010, we received $13.0 million from investors and $3.0 million from the issuance of convertible debt; these were offset by settlement of $1.3 million of short term debt.

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

We had cash and cash equivalents of $5.9 million at December 31, 2011 as compared to $1.5 million at December 31, 2010. We had a working capital deficit of $14.9million at December 31, 2011 versus working capital of $2.6 million at December 31, 2010. We believe that there is sufficient liquidity for our operations through March 31, 2013 based on the following considerations:

In the event that we require additional liquidity, our principal shareholders, Cathaya and Jonway Group, have agreed to provide the necessary support to meet our financial obligations through April 2013.

Critical Accounting Policies and Use of Estimates

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $9,000 and $27,000 at December 31, 2011 and 2010, respectively.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway Auto) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Principles of Consolidation and Investments in Associated Companies

Our consolidated financial statements include the accounts of all majority-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or our ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment.  When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded.  We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Business combination accounting

We have acquired a number of businesses during the last several years, and we may acquire additional businesses in the future.  Business combination accounting, often referred to as purchase accounting, requires us to determine the fair value of all assets acquired, including identifiable intangible assets, and liabilities assumed.  The cost of the acquisition is allocated to the assets acquired and liabilities assumed in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as an amortizable intangible asset, a non-amortizable intangible asset or goodwill.  This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.  Certain identifiable intangible assets, such as customer lists and covenants not to compete, are amortized based on the pattern in which the economic benefits of the intangible assets are consumed over the intangible asset’s estimated useful life.  The estimated useful life of our amortizable identifiable intangible assets ranges from three to twenty years.  Goodwill is not amortized.  Accordingly, the acquisition cost allocation has had, and will continue to have, a significant impact on our current operating results.

Goodwill and Intangibles

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
As a result of our acquisition of Jonway, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. We also sometimes acquire specific intangibles such as our acquisition in 2010 of a license agreement. Our goodwill at December 31, 2011 was approximately$0.3million.

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

Foreign Currency

The functional currencies of our foreign subsidiary/investments are their respective local currencies. The financial statements are maintained in local currencies and are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses resulting from the translation of assets and liabilities of our foreign subsidiaries are recorded in the accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions related to our interest rate swap. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A registrant that qualifies as a smaller reporting company is not required to provide information required by this Item 7A.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 and the index thereto commences on the next page.

ZAP and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	Page 51

Consolidated Balance Sheets	Page 52

Consolidated Statements of Operations and other Comprehensive Loss	Page 54

Consolidated Statements of Cash Flows	Page 56

Notes to Consolidated Financial Statements	Page 58

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Shareholders of ZAP

We have audited the accompanying consolidated balance sheets of ZAP and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAP and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Friedman LLP
East Hanover, NJ

April 16, 2012

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
  (In thousands, except share data)

ASSETS

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$5,859	$1,503
Restricted Cash	6,128	—
Marketable Securities	1,830	1,888
Notes receivable from Jonway Auto dealers	1,457	—
Accounts receivable	2,963	294
Inventories	11,118	1,822
Prepaid expenses and other current assets	1,984	266
Total current assets	31,339	5,773
Property and equipment - net	46,953	173
Land use rights	10,075	—

Other assets:
Investment in non-consolidated joint venture	554	808
Distribution rights for Jonway Products and Better Worlds Products	13,439	15,599
Intangible assets, net	5,002	97
Goodwill	324	—
Due from related party	1,137	—
Advance to Jonway Group	11,616	—
Deposit on Zhejiang Jonway Automobile	—	11,000
Deposits and other assets – net	1,049	62
Total other assets	33,121	27,566
Total assets	$121,488	$33,512

LIABILITIES AND  EQUITY

Current liabilities:
Short term lines of credit	$5,485	$668
Accounts payable	15,164	328
Accrued liabilities	8,030	2,197
Short term loans	10,528	—
Advances from customers	1,971	—
Taxes payable	885	—
Due to related party	2,122	—
Other payables	2,116	—
Total current liabilities	46,301	3,193

Long term liabilities:
Accrued liability	592	—
Derivative Liability	—	5,539
8% Senior convertible debt	19,000	—
Total long term liabilities	19,592	5,539

Total liabilities	65,893	8,732
Commitments and contingencies

ZAP Shareholders’ Equity:

Common stock;800 million shares authorized; no par value; 297,746,376 and 207,254,789 shares issued and outstanding at December 31, 2011 and 2010, respectively	225,378	179,691
Accumulated other comprehensive income (loss)	1,051	(112)
Accumulated deficit	(195,596)	(154,799)
Total ZAP shareholders’ equity	30,833	24,780
Non-controlling interest	24,762	—
Total equity	55,595	24,780
Total liabilities and equity	$121,488	$33,512

See accompanying notes to the consolidated financial Statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year ended December 31,

	2011	2010

Net sales	$56,237	$3,816
Cost of goods sold	51,777	3,387

Gross profit	4,460	429

Operating expenses:
Sales and marketing	12,303	2,123
General and administrative (includes stock compensation of $2.3 million in 2011 and $2.6 million in 2010	13,171	11,406
Research and development	7,259	996
Total operating expenses	32,733	14,525

Loss from operations	(28,273)	(14,096)

Other income (expense):
Interest expense, net	(18,812)	(1,322)
Loss from equity in Joint Venture	(272)	(319)
Loss on financial instruments	(423)	(4,094)
Other income (expense), net	2,213	817
Total other income (expense)	(17,294)	(4,918)

Loss before income taxes	(45,567)	(19,014)
Income tax benefit (expense)	145	(4)
Loss from operations of the Company and its consolidated subsidiaries	(45,422)	(19,018)
Less: net loss attributable to non controlling interest	4,625	—
Net loss attributable to Zap’s common shareholders	(40,797)	(19,018)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.19)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	213,935	119,075

Other Comprehensive income
Foreign currency translation adjustment	2,394	—
Net unrealized gain (loss) on available for sale securities	(57)	(112)
Other Comprehensive income (loss)	2,337	(112)

Comprehensive loss	(43,085)	(19,130)
Less: Comprehensive loss attributable to non controlling interest	(3,452)	—
Comprehensive loss attributable to Zap’s common shareholders	$(39,633)	$(19,130)

See accompanying notes to the consolidated financial Statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
 (In thousands)

				Accumulated	Non-	Total ZAP
	Common	Stock	Accumulated	Comprehensive	controlling	Shareholders
	Shares	No Par	Deficit	Loss	interest	Equity

Balance December 31, 2009	104,029	$137,855	$(135,781)	$—	$—	$2,074

Issuance of common stock for:
Consulting and other services	1,807	957	—	—	—	957
Cash	51,498	13,042	—	—	—	13,042
Employee Compensation	352	197	—	—	—	197
Purchase of fixed assets and intangibles	479	189	—	—	—	189
Conversion of Samyang debt	8,090	5,259	—	—	—	5,259
Distribution rights for Jonway Products and Better Worlds Products	36,000	16,560	—	—	—	16,560
Management agreement Cathaya Capital	5,000	2,500	—	—	—	2,500
Fair value of warrants and options issued for:
Consulting and other services	—	407	—	—	—	407
Employee compensation	—	2,058	—	—	—	2,058
Beneficial conversion feature	—	—	—	—	—	—
Associated with senior debt	—	667	—	—	—	667
Change in unrealized gains on available for sale securities	—	—	—	(112)	—	(112)
Net loss	—	—	(19,018)	—	—	(19,018)
Balance at December 31, 2010	207,255	179,691	(154,799)	(112)	—	24,780

Issuance of common stock for:
Private placements	8,236	4,198	—	—	—	4,198
Acquisition of 51% Interest Jonway Auto	4,000	1,721	—	—	25,828	27,549
Expired option to acquire 49% of Jonway Auto		(2,385)	—	—	2,385	—
Stock issuance to Jonway Group for development	70,000	15,400	—	—	—	15,400
and production of Shuttle Van and Alias	—	—	—	—	—	—
Purchase of 50% interest in Portable Energy	800	895	—	—	—	895
Fair value of warrants and options issued for:
Consulting and other services	569	144	—	—	—	144
Employee Compensation	485	197	—	—	—	197
Stock Based Compensation	—	2,135	—	—	—	2,135
Warrant exercise	4,382	5,884	—	—	—	5,884
Option Exercise	2,019	561	—	—	—	561
Beneficial conversion feature associated with convertible senior debt	—	16,937	—	—	—	16,937
Foreign currency translation gain	—	—	—	1, 220	1,174	2,394
Unrealized loss on securities available for sale	—	—	—	(57)	—	(57)
Net loss	—	—	(40,797)	—	(4,625)	(45,422)
Balance at December 31, 2011	297,746	$225,378	$(195,596)	$1,051	$24,762	$55,595

See accompanying notes to the consolidated financial Statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Loss from operations of the Company and its consolidated subsidiaries	$(45,422)	$(19,018)
Reconciling items:
Stock-based employee compensation, consulting and other services	2,327	2,660
Stock-based compensation for R&D cost	3,784	961
Depreciation and amortization	7,357	117
Inventory Reserve	667	360
Allowance for doubtful accounts	11	30
Stock-based compensation for consulting and other services	144	1,032
Stock based compensation for management fees due to a related party	—	2,500
Accretion of financial instruments	16,937	799
Loss from joint venture	254	417
Impairment of other investments	56	90
Gain on Debt extinguishment	—	(818)
Gain on disposal of equipment	(220)	—
Deferred Tax benefit	(149)	—
Change in fair value of derivative liability	349	4,094
Changes in assets and liabilities: (net of acquisition )
Notes receivable from Jonway auto Dealers	3,313	—
Accounts receivable	913	(122)
Inventories	3,293	(183)
Prepaid expenses and other assets	(126)	220
Due from related parties	633	—
Accounts payable	(308)	(130)
Accrued liabilities	1,534	575
Due to related parties	(3,497)	—
Advances to customers	(145)	—
Cash used for operations	(8,295)	(6,416)

Cash flows from investing activities:
Acquisition of 51% Interest in Zhejiang Jonway Automobile , net	(18,037)	(10,000)
Purchase of marketable securities	—	(2,000)
Investment made for unconsolidated entities	(774)	—
Acquisition of property and equipment	(2,108)	(70)
Disposal of equipment	279	18
Cash flows used in investing activities:	(20,640)	(12,052)

Cash flows from financing activities:
Restricted cash	(2,827)	—
Proceeds from capital raises	4,198	13,043
Proceeds from issuance of convertible debt	19,000	3,260
Proceeds from stock option exercises	561	—
Proceeds from short term debt	6,984	149
Proceeds from notes payable	5,921	—
Proceeds from related parties	1,549	—
Payment of short term debt	(2,300)	(1,281)

Cash provided by financing activities	33,086	15,171
Effect of exchange rate changes on cash and cash equivalents	205	—

Increase (decrease) in cash and cash equivalents	4,356	(3,297)
Cash and cash equivalents at beginning of year	1,503	4,800

Cash and cash equivalents at end of year	$5,859	$1,503

Supplemental disclosure of cash flow information
Cash paid during period for interest	$177	$—
Cash paid during period for taxes	$4	$4

See accompanying notes to consolidated financial statements.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

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

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Jonway for a total purchase price of $31.75 million consisting of approximately $29 million in cash and 8 million shares of ZAP common stock valued at $2.7 million.  The Company believes that the acquisition will allow it to expand its electric vehicle (“EV”) business and distribution network around the world, give it access to the rapidly growing Chinese market for electric vehicles and have competitive production capacity in an ISO 9000 certified manufacturing facility with the capacity and resources to support production of ZAP’s electric vehicles and new product line of mini vans and mini SUVs.

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

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines planned for 2012 include the A380 SUV EV and the minivan EV. Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the 2012 EV product lines.

Jonway is preparing for certification of the EV production line by the Chinese electric vehicle authorities, which we expect to occur in the second half of 2012, while we anticipate that the EV production facilities in Jonway will be ready for the certification process in the first half of 2012.  Meanwhile, the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the EV A380 SUV and EV minivan in the second half of 2012, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to 60,000 RMB per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line.

ZAP’s strategy outside of China is to open up markets ready to accept affordable, fully electric SUVs and vans for fleets.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles and ZAP Stores for the years ended December 31, 2011 and 2010 and are in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.  During the year ended December 31, 2011, ZAP Hangzhou incurred an operating loss of $724,160 of which $271,560 is our share.

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

Our principal sources of liquidity consist of our existing cash on hand, bank facilities from China-based banks for Jonway Auto, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  In 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo agreed to purchase ZAP common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. During 2011, we issued 7.7 million shares to Mr. Liang for cash of $3.8 million.

In 2011, we were approved to have grants of up to an aggregate of US$6.2 million of bank facilities from the Taizhou Branch of China Merchants Bank (“CMB”) through our majority-owned subsidiary, Jonway. Although we have been approved for these credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Under the above mentioned credit line of US$6.2 million granted by CMB, on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22%. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over three parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining US$1.58 million of the credit line is available for future executions at the discretion of Jonway Auto.

On December 6, 2011, Jonway entered into a Bank promissory note agreement with Taizhou Branch of China Everbright Bank for a revolving bank note facility in the aggregate amount of approximately US$4.7 million. This bank note facility was issued to Jonway Auto’s suppliers and is secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated December 6, 2011 in which land use right over one parcel of land owned by Jonway at Sanmen Factory has been pledged as security for this facility.

In December 2011, Jonway established additional short term bank loans amounting to over US$2.22 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, and US$790,000 of such loans is secured by bank notes received from Jonway dealers.

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

 On December 11, 2011, Zhejiang Jonway Automobile Co., Ltd. (“Jonway”), a majority owned subsidiary of ZAP, entered into a Promissory Note with Jonway Group Co. Ltd. (“Jonway Group”) pursuant to which Jonway could borrow up to a maximum of $3,000,000 to be repaid on demand. The principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. All unpaid principal, together with any interest then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash. As of December 31, 2011, a total of $1.6 million had been advanced to Jonway under the Promissory note arrangement.

In January 2011, ZAP issued $19 million of convertible debt to make a partial payment in connection with the Jonway Acquisition. On March 22, 2012 this note was amended to extend its maturity to August 12, 2013.

We used cash in operations of $8.3 million and $6.4 million during the years ended December 31, 2011 and 2010, respectively. Cash used in operations in 2011 was the result of the net loss incurred for the year of $45.4 million, offset by non-cash expenses of $31.7 million. In 2011, non-cash expenses included $144,000 for stock–based compensation for consulting and other services, $2.3 million for stock-based compensation to employees and $3.8 million for stock-based compensation for research and development expenses. In addition, $24.3 million of non cash expenses was due to $16.9 million of amortization of the convertible note discount and $7.4 million of non cash expenses of depreciation and amortization.  Cash used in operations in 2010 was the result of the net loss of $19 million, offset by non-cash expenses of $12.2 million.  In 2010, non-cash expenses included $1 million related to stock-based compensation for consulting and other services, $2.7 million for stock-based compensation to employees and $2.5 million for stock-based compensation for management fees.

 In 2011, the net change in operating assets and liabilities resulted in a cash increase of $5.6 million. The change was primarily due to decreases in the following: notes receivable of $3.3 million, accounts receivable of $0.9 million, inventories of $3.3million, due from related parties of $0.6 million, due to related parties of $3.5 million and accounts payable of $0.3 million, offset by increases in prepaid expenses and other assets of $0.2 and accrued liabilities of $1.5 million.

In 2010, the net change in operating assets and liabilities resulted in a cash increase of $360,000. The change was primarily due to increases in prepaid expenses of $220,000 and accrued liabilities of $575,000 offset by decreases in account receivable of $122,000, inventory of $183,000 and accounts payable of $130,000.

Investing activities used cash of $21.6 million and $12.1 million during the years ended December 31, 2011 and 2010, respectively. In 2011, $19 million was used for the acquisition of 51 % of Jonway Auto. In addition, $2.1 million was used for the acquisition of property and equipments. In 2010, the Company advanced $10.0 million for the 51% acquisition of Jonway Auto and $2.0 million was used to purchase marketable securities.

Financing activities provided cash of $33.1 million and $15.3 million during the year ended December 31, 2011 and 2010, respectively. In 2011, we financed the following activities; $4.2 million from issuance of common stock to investors, $19 million of convertible debt was issued to partially finance the 51% acquisition of Jonway Automobile, and Jonway Auto gained $ 7 million of short term borrowings from China-based banks.  Proceeds from notes payable $5.9 million and proceeds from related parties $1.5 million. These transactions were offset by repayments of $2.3 million of short term debt and an increase in restricted cash of $2.8 million. In 2010, we received $13.0 million from investors and $3.0 million from the issuance of convertible debt; these were offset by settlement of $1.3 million of short term debt.

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

We had cash and cash equivalents of $5.9 million at December 31, 2011 as compared to $1.5 million at December 31, 2010. We had a working capital deficit of $14.9 million at December 31, 2011 versus working capital of $2.6 million at December 31, 2010. We believe that there is sufficient liquidity for our operations through March 31, 2013 based on the following considerations:

In the event that we require additional liquidity, our principal shareholders, Cathaya and Jonway Group, have agreed to provide the necessary support to meet our financial obligations through April 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Shipping and handling costs

Shipping and handling costs have been included in cost of goods sold.  Jonway’s shipping costs are included in selling expenses.

Research and development

Research and product development costs are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 12 stock options for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

The Company accounts for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.  Compensation cost is periodically remeasured as the underlying options vest in accordance with ASC Topic 505-50 and is recognized over the service period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. At December 31, 2011, Jonway has $331, 000 in short term and $192,000 in long term deferred tax assets remaining.

Foreign Currency Translation

The Company and its wholly owned subsidiary/investments, maintain their accounting records in United States Dollars (“US$”) whereas Jonway Auto maintains its accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Jonway Auto’s principal country of operations is the PRC.  The financial position and results of our operations are determined using RMB, the local currency, as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated Other Comprehensive Income.”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.  The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2011	December 31, 2010
Balance sheet items, except for share capital, additional paid in capital and retained earnings, as of year end	$1=RMB6.3009	$1=RMB6.6227

Amounts included in the statements of operations and cash flows for the year	$1=RMB6.4618	$1=RMB6.7567

Net Loss per Share attributable to common stockholders

Basic and diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Outstanding common stock options, warrants and debentures totaled 185 million shares and 84.1 million shares at December 31, 2011 and 2010, respectively.

(Dollars in thousands, except per share amounts)	2011	2010
Net loss attributable to ZAP’s common shareholders	$40,797	$19, 018

Weighted-average shares outstanding (in thousands)	213,935	119,075

Basic and diluted loss per share	$(0.19)	$(0.16)

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

Marketable equity securities-related party

Marketable securities are classified as available for sale and are carried at fair value, with related unrealized gains and losses reported, net of tax, as accumulated other comprehensive income (“AOCI”), a separate component of shareholders’ equity.  The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position (“FSP”) 115-1 “The meaning of Other than Temporary Impairment and its Application to Certain Investments.”  We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security’s fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer.  Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

At December 31, 2011, an unrealized loss of $169,000 was recognized in other comprehensive income.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with GAAP. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, notes receivable, accounts receivable, other current assets, accounts payable, accrued liabilities and notes payable etc., the carrying amount approximates fair value because they are short term maturities.  The below tiers are adopted by us to measure the fair value of financial instructions, they include:

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

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. It is necessary for the Company to make certain assumptions and estimates to value derivatives and debt instruments.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2011
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,830			$1,830
Total assets	$1,830			$1,830

(1)           Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange

The Company’s other financial instruments at December 31, 2011 consist of accounts receivable, accounts payable and debt. For the year ended December 31, 2011 the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

December 31, 2010
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,888			$1,888
Liabilities:
Derivatives (2)			$5,539	$5,539
Total Liabilities			$5,539	$5,539

(1)            Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange

(2)            The change in fair value of derivative liabilities is classified in other income (expense) in the Company’s Statement of Operations.  We recognized losses of $349 and $4,094 for December 31, 2011 and 2010 respectively. The fair value of the Company’s derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model – a Level 3 input.

The Company’s other financial instruments at December 31, 2010 consist of accounts receivable, accounts payable and debt.  The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2011 and 2010, are summarized below (in thousands):

Gains (losses)

	December 31,
	2011		2010
Equity method investments	$(272	)(1)	$(319	)(1)

Total	$(272)		$(319)

(1)
The Company recognized impairment charges of $272 and $319 for the years ended December 31, 2011 and 2010 respectively. These charges relate to the investment in a nonconsolidated joint venture accounted for under the equity method of accounting. Subsequent to the recognition of these impairment charges, the Company’s financial exposure related to this entity is not significant.

This charge was determined using Level 3 inputs.

                Accounts and Note Receivable

Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.   The allowance for doubtful accounts was $9,390 and $27,000 at December 31, 2011 and 2010, respectively.

Inventories

ZAP Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lesser of lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Property and equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line method over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Machinery and equipment	5-10 years (Jonway 10 years)
Computer equipment and software	3-5 years
Office furniture and equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years or life of lease,
whichever is shorter
Building and improvements	20-30 years (Jonway 20 years)

 Land use Rights

Under PRC law, all land in the PRC is permanently owned by the government and can not be sold to an individual or company but companies can purchase the land use rights for the specified period of time, as in our industry the industrial purpose has a useful life of 50 years.  The government grants individuals and companies the right to use parcels of land for specified periods of time.  These land use rights are sometimes referred to informally as “ownership”.  Land use rights are stated at cost less accumulated amortization.  Amortization is provided over the respective useful lives, using the straight –line method.  Estimated useful life is 50 years, and is determined in the connection with the term of the land use right.

Long-lived assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.  Asset impairments were $220,000 with corresponding accumulated depreciation of $182,000 for 2011 and $55,000 with no corresponding accumulated depreciation for 2010.

Intangible Assets-Finite

Intangible assets consist of patents, trademarks, land use rights, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 2 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

Goodwill and Intangible Assets – Indefinite

Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance applicable accounting principles.  The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.   Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any.

Non-Controlling Interests

The Financial Accounting Standards Board (“FASB”) issued a statement which established accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings.

On January 21, the Company acquired 51% of Zhejiang Jonway Automobile Co. Ltd from Jonway Group, a related party, who holds a 49% of the remaining interest in Jonway Auto. (see Note 5)  Pursuant to the Jonway Acquisition Agreement, ZAP had the right to acquire the remaining 49% of Jonway at the same valuation, which expired on March 31, 2011.  To account for the expired option, we recorded a reduction of common stock.

2011

Contribution by non-controlling interest	$25,828
Option to purchase remaining 49%	2,385
Accumulated Deficits	(4,625)
Accumulated other comprehensive income	1,174
Balance forward	$24,762

Advertising

The cost of advertising is expensed as incurred. Advertising and marketing expenses amounted to over $4.7 million and $126,000 for the years ended December 31, 2011 and 2010, respectively.

Product warranty costs

ZAP provides 30 to 90 day warranties on its personal electric products and provides six month warranties for the Xebra® and its safety recall, for the ZAP Truck and ZAP Shuttle Van vehicles and other varying warranties. The Company records the estimated cost of the product warranties at the time of sale using the estimated costs of products warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

ZAP	2011	2010
Balance as of January 1,	$152	$296
Warranties expired	(14)	(203)
Provision for warranties	188	120
Charges against warranties	(5)	(61)
Balance December 31,	$321	$152

Jonway provides a 2-year or 60,000 kilometer warranty for its SUV products. Jonway records the estimated cost of the product warranties at the time of sale using the estimated cost of product warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required

Jonway	2011
Balance as of January 21,	$590
Warranties expired	—
Provision for warranties	1,327
Charges against warranties	(820)
Balance December 31,	1,097
Less: long term portion	(592)
Current portion	$505

Risks and Uncertainties

A substantial portion of the company’s operations are located in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.  The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange.  The company’s results may be adversely affected by interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Reclassification

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

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

 In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company's consolidated results of operation and financial condition.

 In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company's consolidated results of operation and financial condition.

NOTE 3 - INVENTORIES

Inventories at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010

Advanced technology vehicles	$713	$1,163
Vehicles-conventional	4,630	345
Work in Process	2,234	—
Parts and supplies	4,879	656
Finished goods	240	277

	12,696	2,441
Less - inventory reserve	(1,578)	(619)

	$11,118	$1,822

Changes in the Company’s inventory reserve during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance as of January 1,	$619	$259
Balance carried from Jonway Auto	292	—
Provision for slow moving inventory	667	360

Balance as of December 31,	$1,578	$619

NOTE 4 - Fixed Assets

Property and equipment at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010

Buildings and improvements	$21,649	$—
Machinery and equipment	39,566	106
Office furniture and equipment	415	260
Leasehold improvements	37	36
Vehicles	745	379

	62, 412	781
Less - accumulated depreciation
and amortization	(15,459)	(608)

	$46,953	$173

 Four pieces of land were acquired from the acquisition of Jonway auto in 2011, all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2011, intangible assets consist of the following:

2011

Land use right	$10,518
Software	92
10,610
Less: accumulated amortization	(535)
$10,075

As of December 31, 2011, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2012	$229
2013	229
2014	210
2015	210
2016	210
Thereafter	8,987
$10,075

Depreciation and amortization expense was approximately $4,233,000 and $100,000 for the years ended December 31, 2011 and 2010.

NOTE 5 - ACQUISITION

In December 2009, ZAP issued 4 million shares of ZAP common stock to Jonway Group’s designee, Alex Wang, which was attributed towards $1 million of the purchase price under the amendment to the Jonway Acquisition Agreement.  In June 2010, ZAP issued 40 million shares of stock to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.

On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Jonway.  The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements and represent management’s best estimate of fair values as of the Closing Date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$993
Restricted cash	3,088
Inventories, net	12,740
Property & equipment	57,071
Other tangible assets	11,472
Accounts payable	(14,549)
Notes payable	(4,261)
Deferred tax liability	(1,689)
Other liabilities assumed	(12,669)
Net tangible assets acquired	52,196
Goodwill and intangible assets	5,382

Net assets acquired	57,578

Non controlling interest - fair value	(28,213)
Less: Option to purchase remaining 49%	2,385
(25,828)

Purchase price	$31,750

The fair value of the major components of the intangible assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Date of Acquisition Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$745	8
Developed technology	2,076	7
Tradename	2,078	(a)
In-process research and development costs	175	(b)
Total	$5,074

(a)  The Jonway trade name has been determined to have an indefinite life.
(b)  In-process research and development is accounted for as an indefinite life intangible asset until the completion or abandonment of the associated research and development efforts.

The revenue and net income (loss) of the acquired company (Jonway Auto) included in 2011’s operation results are as below:

Revenue                                                                                     54,299
Net loss                                                                                      (9,090)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $249,679 and $595,958 for the years ended December 31, 2011 and 2010. respectively.

The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	2011	2010
Net sales	$64,078	$77,958
Net loss attributable to ZAP	$(46,190)	$(31,898)
Net loss per common share, basic and diluted	$(0.22)	$(0.27)
Shares outstanding, basic and diluted	213,935	119,075

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

NOTE 6 - GOODWILL & OTHER INTANGIBLES

The goodwill and other intangible assets at December 31, 2011 are summarized as follows:

			Intangibles		Net
		Net	Acquired in	Accumulated	Book
	Useful Life	Book Value	Jonway Acquisition	Amortization	Value
	(In Years)	12/31/2010	2011	12/31/2011	12/31/2011
Patents and Trademarks	7	$ 98	—	$ (23)	$ 75
Customer Relationships	8.5	—	779	(87)	692
Developed Technology	7	—	2,171	(292)	1,879
In Process Technology		—	183	—	183
Trade name		—	2,173	—	2,173
Intangibles		98	5,306	(402)	5,002
Goodwill Assets			324	—	324
		$ 98	$ 5,630	$ (402)	$ 5,326

As of December 31, 2011, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2012	$416
2013	416
2014	416
2015	391
2016	391
Thereafter	617
$2,647

NOTE 7 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010

Better World Products-related party	$2,160	2,160
Jonway Products	14,400	14,400
	16,560	16,560

Less amortization	(3,121)	(961)
	$13,439	$15,599

Amortization expense related to these distribution agreements for the years ended December 2011 and 2010 was $2,160,000 and $961,000 respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense, as follows (in millions):

Year ended December 31,
2012	$2,160
2013	1,440
2014	1,440
2015	1,440
2016	1,440
Thereafter	5,519
Total	$13,439

Distribution Agreement with Better World, Ltd.

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with a related party, Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of its common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better World products, such as charging stations for electric vehicles both in the U.S. and internationally. Priscilla Lu, Chairman of the Board of Directors of ZAP, is also General Partner of Better World, Ltd.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into an International Distribution with Goldenstone Worldwide Limited as the distributor of Jonway products such as gas SUV’s and gas and electric motor scooters, both in the U. S. and internationally. In connection with the distribution agreement the Company also issued 30 million shares of ZAP common stock valued at $14.4 million. The Jonway Group had previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited. ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the worldwide distribution rights for Jonway Products. Therefore it was necessary for ZAP to acquire distribution rights for Jonway Products.

Distribution Agreement with Samyang Optics

On January 27, 2010, ZAP entered into an International Distribution Agreement (the “Distribution Agreement”) with a related party, Samyang Optics Co. Ltd. (“Samyang”) pursuant to which ZAP appointed Samyang as the exclusive distributor of certain ZAP electric vehicles including the Jonway A380 5-door electric sports utility vehicle equipped with ZAP’s electric power train, in the Republic of Korea. In addition, the Distribution Agreement provides that ZAP and Samyang will negotiate to enter into additional agreements related to the manufacture and assembly of ZAP vehicles by Samyang in Korea. The Distribution Agreement shall be in effect for one year and may be extended annually by Samyang provided that Samyang has satisfied sales quotas determined by ZAP and Samyang is otherwise in compliance with the Distribution Agreement.  Samyang has not met the sales quotas as of this filing date.

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles. Selling prices have yet to be determined and no purchases have been made as of December 31, 2011.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010

Accrued professional fees	$406	$352
Accrued Sales Rebates	3,712	—
Accrued Salaries	566	—
Accrued Transportation fees	625	—
Accrued interest payable	1,457	—
Customer deposits	—	134
Warranty liabilities-short term	826	164
Management fee payable	350	—
Accrued payables	—	1,382
Other accrued expenses	88	165
	$8,030	$2,197

NOTE 9 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit

In 2011, we were approved to have the grants of up to an aggregate of US$6.2 million of bank facilities from the Taizhou Branch of China Merchants Bank through our majority-owned subsidiary, Jonway. Although we have been approved for these credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Short term debt

Under the above mentioned credit line of US$6.2 million granted by Taizhou Branch of China Merchants Bank , on August 19, 2011, Jonway entered into a Credit Agreement with this bank for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22%. Such bank loan under the Credit Agreement are secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen  Factory have been pledged as security for this loan. The remaining $1.58  million of the credit line is available for future executions at the discretion of Jonway Auto.

In December 2011, Jonway established additional short term bank loans amounting to over $2.22 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, and US$790,000 of such loans is secured by bank notes received from Jonway dealers.

As of December 31, 2011, ZAP had $5.4 million in short term bank loans, which are borrowed from the above stated China-based banks with interest rate range of 7.22% to 9.82% per annum due from March 2012 to August 2012.

December 31, 2011
Loan from China Merchants Bank	$3,174
Loan from Taizhou Bank	1,428
Loan from Zhejiang Tailong Commercial Bank	794
Loan from Pay-Ins Prem	89
$5,485

Bank acceptance notes- 6 month term for each note issued
December 31, 2011
a) Bank acceptance notes payable to Taizhou Bank	$2,451
b) Bank acceptance notes payable to China Merchants Bank	3,316
c) Bank acceptance notes payable to China Everbright Bank	4,761
$10,528

On December 6, 2011, Jonway entered into a bank acceptance note Agreement with Taizhou Branch of China Everbright Bank for a revolving bank note facility in the aggregate amount of approximately US$4.7 million. Such bank note facility were issued to Jonway Auto’s suppliers  under the Credit Agreement and are secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated December 6, 2011 in which land use right over one parcel of land owned by Jonway at Sanmen  Factory has been pledged as security for this facility. Except for the bank acceptance notes payable to China Everbright Bank, other bank acceptance notes payable to other banks were granted through the below mentioned cash deposit practice.

As of December 31, 2011, the Company has bank acceptance notes payable in the amount of $10.5 million. The notes are guaranteed to be paid by the banks and usually for a short-term period of six (6) months. The Company is required to maintain cash deposits at a minimum 40%-60% of the notes payable with these banks, in order to ensure future credit availability. As of December 31, 2011, the restricted cash for the notes was $6.1 million.

On December 11, 2011, Zhejiang Jonway Automobile Co., Ltd. (“Jonway”), a majority owned subsidiary of ZAP, entered into a Promissory Note with Jonway Group Co. Ltd. (“Jonway Group”) pursuant to which Jonway borrowed $3,000,000 to be repaid on demand. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash. As of December 31, 2011, a total of $1.6 million had been advanced to Jonway Automobile under the Promissory note arrangement.

NOTE 10 - LONG–TERM DEBT

8% SENIOR CONVERTIBLE NOTE - China Electric Vehicle Corporation (“CEVC”) Note

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

Pursuant to the Agreement, (i) CEVC purchased from the Company a Senior Secured Convertible Note (the “Note”) in the principal amount of US$19 million, as amended, (ii) the Company issued to CEVC a warrant (the “Warrant”) exercisable for two years for the purchase up to 20 million shares of the Company’s Common Stock at $0.50 per share, as amended  (iii) the Company, certain investors and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009 that was previously granted to Cathaya Capital L.P., (iv) the Company, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, that was previously granted to Cathaya Capital L.P which grants certain registration rights relating to the Note and the Warrant, and (v) the Company and CEVC entered into a Security Agreement that secures the Note with all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC. On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.5 million has been added to the existing principal. The total amount of the convertible note is approximately $20.5 million with a new maturity date of August 12, 2013. The note accrues interest at a rate per annum of 8% effective to February 12, 2012. The note is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted.

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded. During 2011, a total of $16.9 million in amortization was recorded and charged to interest expense and the remaining balance of $2.1 million of the discount was offset against the Company’s equity account due to the note extension to August 12, 2013.

                In addition, the Company recorded $1.5 million in interest expense through the year ended December 31, 2011 related to this note.

NOTE 11 - INCOME TAXES

The Company is subject to United States (“USA”) and People’s Republic of China (“China”) profit tax. ZAP’s operations are in US and Jonway’s operations are in PRC. The Company has incurred net accumulated operating losses for income tax purposes for both ZAP and Jonway.

Income (loss) before provision for income taxes consisted of:

	2011	2010

USA	$(36,327)	$(19,014)
China	(9,239)	—
	$(45,566)	$(19,014)

Provision for income taxes consisted of:

	2011	2010
Current provision:
USA	$4	$4
China	—	—
Total current provision	4	4

Deferred provision (benefit):
USA	—	—
China	(149)	—
Total Deferred provision (benefit)	(149)	—
Total provision for income taxes	$(145)	$4

The tax effect of temporary differences from USA and China that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 is presented below:

	2011	2010
Net operating loss carryovers
- USA	$56,768	$44,415
- China	2,982	—
Total net operating loss carryovers	59,750	44,415
Timing differences
- USA	(15,029)	(12,643)
- China	523	—
Total gross deferred tax assets	45,244	31,772
Valuation allowance	(44,721)	(31,772)
Deferred tax assets, net of valuation allowance	523	—
Less: current portion	331	—
Non-current portion	$192	$—

For USA

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2011	2010

Computed expected tax expense	$(12,353)	$(6,466)
Losses and credits for which no benefits have been recognized	9,969	3,517
Stock grants and warrants not deductible for income tax purposes	1,340	2,092
Other amortization and impairments	1,038
other amortization and impairments	6	14

State tax expense, net of federal income tax benefit	4	4

	$4	$4

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 is presented below:

	2011	2010

Net operating loss carryovers	$56,768	$44,415
Temporary differences, including stock
based compensation, amortization and bad debts	(5,489)	(3,983)
Fixed assets, due to differences in depreciation	(288)	(288)
Non qualified options and warrants	(6,728)	(6,186)
Reserves on investments	(1,673)	(1,376)
Intangible assets, due to impairment	(99)	(99)
R&D credit	138	138
Other differences	(890)	(849)

Total gross deferred tax assets	$41,739	$31,772
Valuation allowance	(41,739)	(31,772)
Net deferred tax assets	—	—

The net change in the valuation allowance for the year ended December 31, 2011 was an increase of $10.0 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2011, the Company had federal tax net operating loss carry forwards of approximately $150 million, which will begin to expire in the years 2012 through 2027. The Company also has federal research and development carry forwards as of December 31, 2011 of approximately $138,000, which will begin to expire in the years 2012 through 2026.

The State net operating loss carry forwards were approximately $ 103 million as of December 31, 2011. The State net operating loss carry forwards will begin to expire in the years 2012 through 2018.

The Company's ability to utilize its net operating loss and research and development tax credit carry forwards may be limited in the future if it is determined that the Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code. Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carry forwards in the event of an "ownership change" for tax purposes as defined in the Internal Revenue Code section 382.

The company adopted the provisions of FIN 48. The Company did not have any unrecognizable tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits at December 31, 2011 and 2010, and as a result, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the year ended December 31, 2011 and 2010.

For CHINA
Under the relevant regulations of the Corporate Income Tax Law in China, the corporate income tax rate applicable to Jonway is 25%.

2011

Computed expected tax expense	$(2,465)
Loss for which no benefits have been recognized	2,159
Others (a)	157
Income tax benefit	$(149)

(a) Other represents expenses incurred by the Company that are not deductible for PRC income taxes for the year ended December 31, 2011.

Jonway accounts for income taxes using an asset and liability method for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, operating loss and tax credit carry-forwards and are measured using the currently enacted tax rates and laws. Jonway has not provided for any enterprise income taxes since it has no taxable income in each year.

Jonway analyzes its deferred tax assets with regard to potential realization.  Jonway has established a valuation allowance on its deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization.  Jonway has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 is presented below (in thousand):

December 31, 2011
Deferred tax assets:
Property and equipment,
due to differences in depreciation	$192
Inventories, due to impairment	57
Accrued liabilities	274
Net operating loss Carry forward	2,982
Total deferred tax assets, gross	3,505
Valuation allowance	(2,982)
Deferred tax assets, net of valuation allowance	523
Less: current portion	331
Non-current portion	$192

NOTE 12 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

Stock Options

The Company has five Equity Compensation Plans: The 2008 Equity Compensation Plan (the “2008 Plan”), the 2007 Consultant Stock Plan (the “2007 Plan”), the 2006 Incentive Stock Plan (the “2006 Plan”), the 2004 Consultant Stock Plan, and the 2002 Incentive Stock Plan (the “2002 Plan”). These plans provide for the grant of incentive stock options and non-statutory options to employees, directors and consultants to the Company. The 2004 Consultant Stock Plan covers 1 million shares, none of which have been granted. The Company granted incentive stock options and non-statutory options at exercise price per share equal to the fair market value per of the common stock on the date of grant. The vesting term is generally, three years, and exercise provisions were determined by the Board of Directors, with a maximum life from five to ten years.

Option activity under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan are as follows (in thousands):

	2008 Plan		2007 Plan		2006 Plan		2002 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2010	18,974	$0.37	1,400	$0.37	2,282	$0.86	2,796	$1.08
Plan transfers and adjustments	40	—	(1,000)	0.40	1,074	0.40	1	—
Granted	1,260	$0.34	1,100	0.48	—	—	—	—
Exercised	(140)	$0.25	—	—	—	—	—	—
Forfeited	(840)	$0.27	—	—	—	—	—	—
Outstanding at December 31, 2010	19,294	$0.37	1,500	$0.51	3,290	$0.72	2,694	$0.92
Granted	6,985	0.47	—	—	—	—	—
Exercised	(1,801)	0.27	(116)	0.41	(3)	0.94	(100)	0.25
Forfeited	(790)	0.33	—	—	(1,295)	0.44	(80)	1.16
Outstanding at December 31, 2011	23,688	$0.41	1,384	$0.51	1,992	$0.90	2,514	$1.04

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $0.47 and $0.41.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010
Dividends	None	None
Expected volatility	104.6 to 105.4	107.5% to 122.6%
Risk free interest rate	1.14% to 2.01%	1.20% to 2.98%
Expected life	5.0 to 6.06 years	5.0 – 5.75 years

The following table provides information about options under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan that are outstanding and exercisable at December 31, 2011. (In thousands):

Plan	Exercise Price Range	Options Outstanding	Options exercisable at December 31, 2011
2008	$0.25 - $1.10	23,688	15,072
2007	$0.25 - $1.15	1,384	394
2006	$0.40 - $1.00	1,992	1,992
2002	$0.25 - $1.32	2,514	2,514
		29,578	19,972

At December 31, 2011, the Company has outstanding stock options for employees to purchase 29.6 million shares at exercise prices ranging from $0.25 to $1.32.

401K Retirement Savings Plan

The Company has an Employees’ Retirement Savings Plan (“the 401K Plan”).  Employees are eligible to participate in the 401(K) Plan if they have been continuously employed for three months or more. The Company matches each employee’s 401(K) elective deferrals in common stock. At December 31, 2011, the Company matched $68,410 of the employee’s elective deferrals in common stock.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	December 31,
	2011	2010
BASIC
Net loss used in computing basic earnings per share	$(40,797)	$(19,018)
Basic earnings per share	$(0.19)	$(0.16)
Basic weighted average shares outstanding	213,935	119,075

DILUTED
Net loss used in computing diluted earnings per share	$(40,797)	$(19,018)
Diluted earnings per share	$(0.19)	$(0.16)
Weighted average outstanding shares of common stock	213,935	119,075

Potential common shares outstanding as of December 31:
Warrants outstanding	75,233	57,335
Options outstanding	29,578	26,838

For the years ended December 31, 2011 and 2010, 29.6 million and 26.8 million options, and 75.2 million and 57.3 million warrants, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options and warrants.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

	December 31,
	2011	2010
Supplemental disclosure of non-cash investing and financing activities
Purchase of Distribution rights for Jonway Products	$—	$(14,400)
Purchase of Distribution rights for Better World Products	$—	$(2,160)
Common stock issued for 50% interest in PE	$896	$—
Value of ZAP Shares Issued in the acquisition of Jonway	$1,720	$—
Option to purchase remaining 49%	$2,385	$—
Loss on marketable securities	$58	$—
Stock issued to affiliate for R&D expenses	$15,400	$—
Settlement of derivative Liability	$5,888	$—

NOTE 15 – SEGMENT REPORTING

Operating Segments

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, Consumer Product and Car Outlet.  The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China. Jonway and ZAP are also jointly developing various electric vehicles anticipated to enter into the electric vehicle market during 2012.  The Advanced Technology Vehicles segment represents sales and marketing outside of China of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will transition to selling mostly Jonway’s EV A380SUV and EV minivan in 2012. The Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. Our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Co-Chief Executive Officers and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.  The performance of each segment is measured based on its profit or loss from operations before income taxes.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Vehicles	Electric Consumer Products	Car Outlet	Advanced Technology Vehicles	Totals
For the year ended December 31, 2011:
Net sales	54,299	652	876	410	56,237
Gross profit (loss)	5,023	71	111	(745)	4,460
Depreciation, amortization	5,091	2,127	9	40	7,357
Net loss	(9,090)	(33,656)	(220)	(2,456)	(45,422)
Total assets	93,011	27,719	493	265	121,488
For the year ended December 31, 2010:
Net sales	—	349	1,872	1,595	3,816
Gross profit (loss)	—	62	357	10	429
Depreciation, amortization	—	1,034	8	36	1,078
Net loss	—	(17,474)	(130)	(1,414)	(19,018)
Total assets	—	31,516	436	1,560	33,512

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Jonway’s results of operations have been included since the acquisition date of January 21, 2011.  Individual company’s results are listed below:

	Jonway Auto	ZAP	Voltage Vehicles Car Lot	Portable Energy	ZAP Stores	Voltage Vehicles	Totals
For the year ended December 31, 2011:
Net sales	54,299	622	876	27	3	410	56,237
Gross profit (loss)	5,023	118	111	(36)	(11)	(745)	4,460
Depreciation, amortization	5,091	2,217	9	—	—	40	7,357
Net loss	(9,090)	(33,697)	(220)	(52)	(11)	(2,456)	(45,422)
Total assets	93,011	27,674	493	45	—	265	121,488
For the year ended December 31, 2010:
Net sales	—	307	1,873	23	18	1,595	3,816
Gross profit (loss)	—	43	357	1	18	10	429
Depreciation, amortization	—	1,034	8			36	1,078
Net loss	—	(17,425)	(130)	(60)	11	(1,414)	(19,018)
Total assets	—	31,432	436	83	—	1,561	33,512

Customer information

Approximately 96.56% or $54.3 million of our 2011 revenues are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with some contributing to more than 10% of our consolidated revenue

Supplier information

Approximately 89% or $45.8 million of our 2011 spare parts, components and materials are purchased from China-based suppliers with some contributing to more than 10% of our consolidated cost of goods sold. For the year ended December 31, 2011, Haerbin Dongan Auto Engine Manufacturing Co., Ltd., as the sole supplier of engine to Jonway, contributed more than 10% of our cost of goods sold.

NOTE 16 - SHAREHOLDERS’ EQUITY

Common stock

At the ZAP Annual Meeting held on June 20, 2011, the shareholders approved an amendment to increase the authorized shares of common stock from 400 million to 800 million;

2011 ISSUANCES

STOCK ISSUED FOR CASH. During 2011, the Company received $4.2 million in cash through the issuance of 8.2 million shares of common stock through private placements and exercise of employee stock options.

STOCK ISSUED FOR EXERCISE OF WARRANTS. In the first quarter of 2011, the Company issued 4.4 million shares of common stock valued at $5.9 million for the exercise of warrants.

STOCK ISSUED AS PAYMENT FOR DEVELOPMENT OF VEHICLES. In December, 2011 the Company issued 70 million shares of common stock valued at $15.4 million as payment to Jonway Group for the development and production of the Shuttle Van and Alias. See Note 17 Related parties

STOCK ISSUED FOR ACQUISITION. In December, 2011, the Company issued 4 million shares of common stock valued at $1.72 million for the final stock portion payment for the 51% acquisition of Jonway Automobile which was completed in January, 2011.

STOCK ISSUED FOR SETTLEMENT OF DEBT.  In January 2011, the Company issued 800,000 shares of common stock valued at $896,000 to Al Yousuf as payment to settle outstanding debt.

STOCK ISSUED FOR SERVICES. In 2011, the Company issued shares of its common stock for consulting and other services and employee compensation. The stock grants were recorded at the fair market value of the stock on the date of grant. During 2011, the Company issued grants for 569,000 shares as consideration under agreements for consulting and related services, and 174,000 shares were issued for employee compensation.

STOCK ISSUED EMPLOYEE BENEFITS. During December 2010, the Company issued 311,000 shares of stock valued at $68,450 for employee 401K matching contribution.

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

Total warrants outstanding at December 31, 2011 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
Series B-Unrestricted	2,693	1.09	7-1-12
Series B-2-Restricted	1,019	1.09	7-1-12
Series C-Unrestricted	5,388	1.08	various
Series C-2-Restricted	1,239	1.09	10-9-12
Series D-Unrestricted	6,705	1.08	7-1-12
Series D-2-Restricted	1,294	1.09	various
Series K-Unrestricted	4,356	0.91	7-1-12
Series K-2-Restricted	4,106	0.91	7-1-12
$0.50 Warrants-Restricted	38,000	0.50	various
$0.70 Warrants-Unrestricted	100	0.70	6-2-13
$0.91 Warrants-Unrestricted	2,470	0.91	various
$1.20 Warrants-Restricted	6,565	1.20	various
$1.36 Warrants Restricted	935	1.36	various
$2.27 Warrants Restricted	363	2.27	2-15-12

	75,233

NOTE 17 – RELATED PARTIES

Due from (to) related parties

Amount due from related parties are follows:

December 31, 2011
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$978
Jonway Group for normal business	159

Total	$1,137

Advance payments to Jonway Group	$11,616

Amount due to related parties are follows:

December 31, 2011

Jonway Group	$2,104
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	18

Total	$2,122

Issuance of stock to Jonway Group for the Development and Production of Vehicles

On December 11, 2011, ZAP entered into a Payment Agreement with Jonway Group pursuant to which ZAP paid Jonway Group for the already completed interior and exterior design, R&D activities, testing and trial production and molding equipments etc. of the mini-van product platform, and the Alias interior and exterior design and molding, which is underway. Pursuant to the Payment Agreement, ZAP agreed to grant Jonway Group 70,000,000 shares of ZAP’s Common Stock valued at $15.4 million. All intellectual property rights related to the work performed by Jonway Group for the mini-van and Alias shall be owned jointly by ZAP and Jonway. As of December 31, 2011, $3.78 million of the payment of $15.4 million were recognized as R&D expense in ZAP, the remaining of $11.6 million was accounted for as advance payment to Jonway Group.

Promissory notes and Down Payment Convertible Note from Jonway Group

On December 11, 2011 Jonway entered into a Promissory Note with Jonway Group pursuant to which Jonway borrowed $3,000,000 to be repaid on demand.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash.  As of December 31, 2011, $1.6million has been advanced to Jonway Auto under the Promissory Note arrangement.

On December 11, 2011, ZAP entered into a Down Payment Convertible Note with Jonway Group pursuant to which ZAP borrowed $3,000,000 for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of December 31, 2011, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the year ended December 31, 2011 Jonway made purchases from Jonway Group for a total of $1.36 million.

Investment in non-consolidated joint venture, Shanghai Zapple Electric Vehicle Technologies Co., Ltd.

In November 2011, Jonway and ZAP Hangzhou jointly set up Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple) with the registered capital of RMB 20 million. As of December 31, 2011, Jonway injected RMB 5 million into this joint venture and ZAP Hangzhou injected RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies.

Sale of Stock to a Party Related to ZAP’s CO-CEO and Director

On January 14, 2011, we entered into private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million. The private placement subscription agreement was superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo will purchase ZAP’s common stock for an aggregate purchase price of $2.6 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000.  We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock.

During 2011, the Company issued 7.7 million shares of common stock for cash of $3.8 million through private placement subscription agreements with Luo Hua Liang.

Rental Agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $54,000 and $116,000 for the years ended December 31, 2011 and 2010. The company discontinued paying rent in August, 2011.

Management Agreement with Cathaya Capital, L.P.

            On August 6, 2009, Cathaya purchased 20 million shares of the Company’s Common Stock. On August 6, 2009, the Company entered into a Secured Convertible Promissory Note with Cathaya for aggregate principal advances of up to $10 million. In addition, the Company issued one warrant to Cathaya exercisable for shares of the Company’s Common Stock.

On July 9, 2010, Cathaya entered into a securities purchase agreement, pursuant to which, Cathaya purchased 44 million shares of the Company’s Common Stock at a price of $0.25 per share for an aggregate purchase price of $11 million.

Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya. On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services for the year ended December 31, 2010.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly but fees paid in subsequent periods are subject to renegotiation based on the fair market values of services rendered, and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  Five million shares were issued to Cathaya Capital L.P. in payment of this fee for the year ended December 31, 2010.  As of December 31, 2011, ZAP has accrued $350,000 for management fees due to Cathaya Capital L.P. The fee for 2011 was an agreed upon amount between Cathaya and the Company. The management agreement was terminated effective December 31, 2011.

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

We account for 37.5% interest in the ZAP Hangzhou Joint Venture by the equity method of accounting.  For the year ended December 31, 2011 and 2010, the joint venture incurred an operating losses of $724,160 and $848,000, of which $271,560 and $318,000 are our share.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, have certain non-controlling equity interests in Zhejiang UFO.  In December 2012, Zhejiang UFO, Jonway Group and Jonway amended the above contract, and agreed that the accumulated payable to Zhejiang UFO for the above variable contractual fees as of December 31, 2011 will not be repaid. From 2012 onwards, Jonway still has obligation for payment for such fees based on 2012 and thereafter the number of SUVs with the deferred payment without interest indefinitely. The balance due to Zhejiang UFO at December 31, 2011 is nil.

NOTE 18 – LITIGATION

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Employment agreement

As of Jan 16, 2011, The Company entered into indefinite employment agreements with Benjamin Zhu.  The agreements provide for an annual salary of $140,000 for each year for the term of the agreement with Mr. Zhu.

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $952,000 for 2011. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 20 – SUBSEQUENT EVENTS

On January 12, 2011, ZAP entered into a Senior Secured Convertible Promissory Note with China Electric Vehicle Corporation pursuant to which ZAP borrowed $19,000,000.  On December 19, 2011, ZAP entered into an amendment to the note which extended the maturity date of the note from February 12, 2012 to August 12, 2012.  On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.5 million has been added to the existing principal. The total amount of the convertible note is approximately $20.5 million with a new maturity date of August 12, 2013.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Prior to the filing of this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures for the period covered by this report. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that (a) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and (b) that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

We have conducted a review of the effectiveness of our internal control over financial reporting as disclosed herein.  Our management is also responsible for establishing and maintaining a system of adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that there was a control deficiency that constituted a material weakness.

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes.  This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work.  This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures.   The fiscal year ended for ZAP was very unusual for transactions where a major complex business combination occurred.   We utilized outside expertise of independent consultants to assist us in the valuation of these transactions, however, the initial information provided to them had to be adjusted various times which resulted in errors in the preliminary recording of these transactions.

Managements Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are considering utilizing outside accounting experts to assist us in accounting for future complex transactions.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2011 fairly present in all material respects the financial condition and results of operations for Zap in conformity with GAAP.

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Zap, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of March 30, 2012 are as follows:

Name	Age	Position
Steven M. Schneider	51	Director, Co-Chief Executive Officer, Secretary
Alex Wang	29	Director, Co-Chief Executive Officer
Benjamin Zhu	41	Chief Financial Officer
Priscilla Marilyn Lu, Ph.D.	59	Director, Chairman of the Board of Directors
Mark Abdou	38	Director
Goman Chong	37	Director
Georges Penalver	54	Director
Patrick Sevian	54	Director

Business Experience of Directors

Mr. Schneider, 51, has served as Secretary of ZAP since April 2011 and a director and Chief Executive Officer of ZAP since October 2002, when ZAP acquired RAP Group and Voltage Vehicles, businesses he founded which specialized in the distribution of electric and alternative fuel vehicles including automobiles, motorcycles and bicycles. Mr. Schneider currently serves as the Vice Chairman of Samyang Optics Co., Ltd., a Korean optical lens manufacturing and distribution company turning to the electronic vehicle market in Korea and an investor in ZAP. Mr. Schneider was also recently appointed the President of Voltage Vehicles, one of ZAP’s subsidiaries. Recently, Mr. Schneider was named a member of the Bay Area Council; (business leaders committed to promoting the health and well-being of the Bay Area with a focus on building the economic region’s relationship with China) and was appointed a Senior Advisor for Economic Development to Hangzhou, one of China's "Innovation Zones".  Mr. Schneider possesses particular knowledge and experience in automobile industry that strengthens the Board of Directors’ collective qualifications, skills, and experience.

Mr. Wang, 29, has served as Co-Chief Executive Officer and director of ZAP since October 2010. Mr. Wang has also been the Chief Executive Officer of ZAP’s now 51% owned subsidiary Zhejiang Jonway Automobile Co. Ltd., or Jonway, since March 2009. He has been the Chief Operating Officer of Jonway Group Co., Ltd. from June 2006 to March 2009. Mr. Wang graduated from the University of Sunderland in the United Kingdom with an undergraduate degree in business administration.

Mr. Zhu, 41, has been ZAP’s Chief Financial Officer since March 2011. Prior to that, he was the deputy head of finance at BAIC Foton Auto Group, a large commercial vehicle manufacturer, since August 2009. From July 2008 to July 2009, Mr. Zhu served as the CFO of Ready Medicine Group, a drug wholesale and retail business, where he oversaw mergers and acquisitions in China in addition to financial responsibilities. From March 2007 to June 2008, Mr. Zhu was the finance director of Chery Global, one of China’s largest automobile manufacturers. From August 2005 to February 2007, Mr. Zhu was an audit director at Homeworld Hypermarket Group, a large retailer in China, where he helped prepare for its initial public offering. Mr. Zhu also has 9 years of combined experience at the international accounting firms of Deloitte & Touche LLP and PricewaterhouseCoopers LLP. Mr. Zhu obtained a degree in Industry Economics from the Southwest University of Finance and Economics in China in 1993.

Dr. Lu, 59, has served as a director of ZAP since August 2009. Dr. Lu has served as founder and general partner of Cathaya Capital, L.P., a private equity venture fund focused on technology-based mature businesses, leveraging cross border alliances in China, with an emphasis in the clean technology and health care industries. From 2003 to 2009, Dr. Lu was a China advisor to Mayfield Fund, a venture capital firm with over $2.8 billion under management. While at Mayfield Fund, Dr. Lu helped found the GSR Fund, a venture capital fund in China overseeing more than $700 million in investments. In 2006, Dr. Lu founded ViDeOnline Inc., a company which delivered digital media over secured broadband and mobile networks to service providers to China broadband operators, and Dr. Lu served as its Chief Executive Officer from 2005 to 2007. In 1994, Dr. Lu founded InterWAVE Communications, Inc., a provider of mobile GSM and CDMA networks. Dr. Lu served as its Chief Executive Officer and its Chairman until 2003. Dr. Lu oversaw the initial public offering of interWAVE’s Common Stock on the NASDAQ stock exchange. Before this, Dr. Lu was at AT&T Bell Laboratories for 16 years, where she led efforts in digital switching and networking and developed the early technologies in CMOS VLSI in microprocessors. Dr. Lu has a B.S. and M.S. in Computer Science and Mathematics from University of Wisconsin, Madison and holds a Ph.D. in Electrical Engineering and Computer Science from Northwestern University, funded as a Bell Labs Scholar. Dr. Lu possesses particular knowledge and experience in technology and international business that strengthen the Board of Directors’ collective qualifications, skills, and experience.

Mr. Abdou, 38, has served as a director of ZAP since June 2009. Mr. Abdou founded and has been the Managing Partner of Libertas Law Group, a law firm, since April 2009. From August 2008 to March 2009, Mr. Abdou served as General Counsel and Senior Vice President of GTX Corp, which developed miniaturized GPS tracking and cellular location-transmitting technology platforms for integration into a wide variety of consumer products. From December 2003 to August 2008, Mr. Abdou was a partner at Richardson & Patel, LLP, a law firm. Mr. Abdou received his Bachelor of Arts degree in Biological Sciences from the University of Southern California in 1996, and his Juris Doctorate from the UC Berkeley School of Law (Boalt Hall) in 1999. Thereafter, he was licensed to practice law by the California State Bar in 1999. In March of 2011, Mr. Abdou was engaged by the Company to handle the corporate legal work including SEC compliance.

Mr. Penalver, 54, serves as a general partner of Cathaya Capital, L.P. Formerly, he joined Orange / France Telecom Group, a publicly traded French telecommunications company, in September 2005, serving as Group Senior Executive Vice President for Strategic Marketing, where he was in charge of the creation and the development of all products and services for the entire Orange / France Telecom Group. From 2009 to April 2011, he was in charge of Group Strategy and Development and Strategic Initiatives and Partnerships for the Group. Before joining Orange / France Telecom Group, Mr. Penalver was Deputy CEO of SAGEM Communications (SAFRAN group), a communication electronics company. From 2002 to 2005, he developed SAGEM’s Broadband Communications Business, overseeing the launch of new fixed and mobile product offers, industrial deployment in Tunisia, Asia and Eastern Europe, and the development of sales networks in Europe, China, Southeast Asia, Australia, the Middle East, Africa and the Americas. Mr. Penalver is a graduate of the Ecole nationale supérieure d’ arts et métiers (gold medal, 1974) and the Ecole nationale supérieure des télécommunications in Paris (1980). He is also a Knight of the French Ordre National du Mérite.

Mr. Chong, 37, serves as a general partner of Cathaya Capital, L.P. He has also been the President of Daifu Waste Management Holdings Limited since September 2007, a medical waste management company invested in by Goldman Sachs. Mr. Chong served as the Chief Executive Officer of Daifu Group, a medical information portal, from June 2007 to January 2009. From April 2004 to January 2006, he served as a Business Development Manager in Beijing for News Corporation, a global media company. Mr. Chong received his MBA degree from the Tsinghua–M.I.T. Sloan joint program at Tsinghua School of Economics and Management in 2004, and his Bachelor of Arts degree in Economics, Statistics and Actuarial Science from the University of Toronto in 1997.

Mr. Sevian, 54, has served as the Chief Executive Officer and Chairman of the Board of Directors of Sagemcom Group (formerly SAGEM Communications), a French communication electronics company, since 2007 and has been its President since 2008. Before that, he served in various positions with SAGEM Communications since 1982, including Deputy CEO in charge of the Broadband Communications Business Group from 2005 to 2007. Mr. Sevian is a graduate of the Ecole nationale supérieure d’ arts et métiers (silver medal, 1981).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ZAP’s officers and directors and persons who own more than 10% of ZAP’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide ZAP with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3,4 and 5 and amendments thereto furnished to Zap during its most recent fiscal year  and written representations from reporting persons that filing a Form 5 is not require,,., ZAP believes that all Section 16(a) filing requirements were met during fiscal 2011.

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

A copy of our Code of Business Conduct and Ethics is posted on our Internet website at www.zapworld.com/corporate-governance. Information on or accessible through, this website is not a part of, and is not incorporated into, this annual report. If we make any amendment or modification to any provision of the Code of Business Conduct and Ethics that applies to our officers or directors, we intend to disclose such amendment or waiver and the reasons therefore on our Internet website at www.zapworld.com within two days of the action by the Board of Directors approving such amendment or modification or pursuant to applicable SEC rules.

ZAP’s primary corporate governance documents, including our Corporate Governance Policy, Code of Ethics and Committee Charters, are available to the public on our website at http://www.zapworld.com/corporate-governance.

ZAP’s Audit Committee is currently composed of Mr. Abdou and Mr. Chong and Ms Lu. At present, none of the audit committee members are deemed independent.

There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2011.

Directors who are employees of ZAP do not receive compensation from us for the services they provide as directors. ZAP entered into an agreement with each of the independent directors, Mark Abdou, and Patrick Sevian pursuant to which they were entitled to receive $30,000 per annum as compensation for services and $4,000 per annum for each committee served. In addition in 2011 the outside independent directors also were entitled to receive $58,140 in shares of Common Stock, an option to purchase up to $139,535 in shares of Common Stock and an option to purchase up to $41,860 in shares of Common Stock for each committee of the Board of Directors on which the outside directors serve.

Directors are reimbursed for out-of-pocket travel and other expenses incurred in attending Board of Directors and/or committee meetings.

The Compensation Committee is responsible for establishing components of compensation for directors and recommending changes to the Board of Directors.

The following table provides information as to compensation for services of the directors during fiscal 2011.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Steven Schneider	—	—	—	—	—
Alex Wang	—	—	—	—	—
Priscilla Lu	—	—	—	—	—
Mark Abdou	38,000	58,140	78,654	—	174,794
Patrick Sevian	—	51,140	64,493	—	122,633
Peter Scholl	8,405	—	—	—	8,405

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
(2) Options to purchase Shares of ZAP Common Stock were awarded to independent directors in fiscal 2011.
(3) Resigned as a director in June, 2011.

Summary of Compensation
The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2011 include ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers in fiscal 2011, or the Named Executive Officers.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Steven Schneider, Co-Chief Executive Officer and Secretary	2011 2010	236,530 240,000	— —	— —	— —	— —	— —	— —	236,530 240,000

Alex Wang, Co-Chief Executive Officer (3)	2011 2010	123,804 121,448	— —	— —	1,031,700 —	— —	— —	— —	1,155,504 121,488

Benjamin Zhu Chief Financial Officer (8)	2011	116,666	—	—	427,500	—	—	—	544,166

H. David Jones, Chief Operations Officer (5)	2011 2010	57,685 66,656	— —	— 40,000	— 120,000	— —	— —	6,250 —	63,935 226,656

Gary Dodd, President (7)	2011 2010	67,472 100,000	— —	25,000 25,000	— —	— —	— —	— —	94,472 125,000

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

(2) The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010
Dividends	None	None
Expected volatility	104.6 to 105.4	107.5% to 122.6%
Risk free interest rate	1.14% to 2.01%	1.20% to 2.98%
Expected life	5.0 to 6.06 years	5.0 – 5.75 years

(3) Mr. Wang was appointed as ZAP’s Co-Chief Executive Officer on October 25, 2010.
(4) Mr. Jones was appointed as ZAP’s Chief Operations Officer on April 19, 2010. He was terminated on June 30, 2011.
(5) ZAP paid $6,250 in 2011 and $10,000 in 2010 for the rental of an apartment for Mr. Jones in Santa Rosa, California.
(6) Mr. Dodd resigned as ZAP’s President on September 1, 2011.
(7) Mr. Zhu was appointed Chief Financial Officer on March 1, 2011.

ZAP has only one employment agreement at December 31, 2011 with Mr. Zhu as of March 1, 2011. This agreement provides for a base salary of $140,000, an option grant of 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements. If Mr. Zhu is terminated after three months of employment with ZAP, unless terminated for cause, by death or disability, Mr. Zhu will be paid an amount equal to his salary for the remainder of the 21-month period following his initial 3 months of employment.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Steven Schneider, Co-Chief Executive Officer and Secretary	220,000 550,000 566,117 348,588 572,686 390,966 1,000,000 7,870,943	0 0 0 0 0 0 0 1,462,998	$0.23 $1.15 $1.20 $0.85 $0.94 $0.83 $0.39 $0.39	7/5/2012 6/23/2014 11/16/2014 6/7/2015 11/9/2017 8/11/2016 8/9/2014 8/9/2014	—	—
Alex Wang, Co-Chief Executive Officer	3,000,000	—	$0.43	9/6/2016	3,000,000	1,031,700
Benjamin Zhu, Chief Financial Officer	125,000 —	375,000 800,000	$1.10 $0.43	3/1/2016 9/6/2016	500,000 800,000	427,500 800,000

Outstanding Equity Awards at 2011 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 16, 2012 for (i) each director, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is ZAP’s address: 501 Fourth Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 501 Fourth Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 16, 2012 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 16, 2012, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 16, 2012 that were exercisable on or within 60 days after April 16, 2012, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of April 16, 2012 that would vest and could settle on or within 60 days after April 16, 2012. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 298,712,792 shares of Common Stock outstanding on April 16, 2012 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 16, 2012.

Name	Number of Shares Beneficially Owned	Percent Owned
Goldenstone Worldwide Limited	30,000,000	10.1%
The Banks Group (1)	12,848,297	4.4%
Alex Wang	85,690,981	28.7%
Steven Schneider (2)	26,917,199	8.4%
Benjamin Zhu	125,000	*
Cathaya Capital L.P. (3)	195,529,342	46.6%
Priscilla Lu (4)	195,529,342	46.6%
Mark Abdou (5)	352,568	*
Goman Chong	—	*
Georges Penalver	—	*
Patrick Sevian	—	*
All Directors and Executive Officers as a group 8 persons) (6)	308,615,090	83.7%
* Less than one percent.

(1)	Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks, and Banks Development, an affiliate of the Banks Group.

(2)
Includes 12,231,952 shares of Common Stock issuable upon the exercise of various warrants and 11,519,300 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 16, 2012.

(3)
Includes (a) 84,265,000 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,264,342 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 16, 2012 held by Dr. Priscilla Marilyn Lu.

(4)
Dr. Lu is the Chairman of the Board of Directors of ZAP and is also founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P.; a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World. Accordingly, Ms. Lu’s beneficial ownership may be deemed to include (a) a promissory note convertible into 84,265,000 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,264,342 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 16, 2012 held by Dr. Priscilla Marilyn Lu. Dr. Lu disclaims ownership of the shares beneficially owned by China Electric Vehicle Corporation, Cathaya Capital, L.P. and Better World International Limited, except to the extent of her pecuniary interest therein.

(5)	Includes 58,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 16, 2012.

(6)	Includes shares, options and warrants described in the notes above, as applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as described below, since the beginning of Zap’s last fiscal year, there are no transactions or currently proposed transactions in which any related person had or will have a direct or indirect material in which Zap was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of Zap’s total assets at year end for the last two completed fiscal years.

Financing Provided to ZAP by Cathaya Capital, L.P., Better World International Limited and China Electric Vehicle Corporation, Who Are Affiliated with Dr. Lu, Chairman of the Board of ZAP

Dr. Priscilla Lu was appointed to the Board of Directors of ZAP on August 6, 2009. Ms. Lu is also a founder and general partner of Cathaya Capital Co., Ltd., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P. a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World.

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

Rental Agreements Related to Steven Schneider, ZAP’s Co-Chief Executive Officer and Director

ZAP rents office space, land and warehouse space from Mr. Steven Schneider, its Co-Chief Executive Officer, Secretary and director. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $53,900 and $116,000 for the years ended December 31, 2011and 2010, respectively. The company discontinued paying rent to Mr. Schneider in August, 2011.

Joint Venture ZAP Hangzhou

On December 11, 2009, ZAP entered into a Joint Venture Agreement to establish a new U.S.-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Better World International Limited, a company focused on infrastructure technology and services for electric vehicles. Priscilla Lu, PhD, the Chairman of the Board of Directors of ZAP, is also a director and shareholder of Better World International Limited. ZAP and Better World International Limited each have a 37.5% interest in ZAP Hangzhou, and Holley Group owns a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

Independent Directors

ZAP is not required by the OTC Bulletin Board on which it is traded to determine or comply with independent director requirements. The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.  According to Listing Rule 5615(c) and IM-5615-5, because more than 50% of our voting power is beneficially held by Cathaya Capital, L.P. and its affiliates, we would be considered a “Controlled Company” under such rules a Controlled Company is exempt from the majority independent board requirement, as set forth in Listing Rule 5615(b), except for the requirements of subsection (b)(2), which pertain to executive sessions of independent directors, and from the requirement for independent director oversight of executive officer compensation and director nominations, as set forth in Listing Rules 5605(d) and 5605(e).

In determining independence, the Board of Directors reviews and seeks to determine whether directors have any material relationship with ZAP, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors reviews business, professional, charitable and familial relationships of the directors in determining independence. A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is, or at any time during the past three years was, employed by ZAP, or he or she is an executive officer of an entity that has an executive officer of ZAP serving on the compensation committee of its board of directors.  Mr. Schneider is not deemed independent because he is an officer of ZAP. Mr. Wang is not deemed independent because he is an executive officer of ZAP and ZAP’s 51% owned subsidiary, Jonway. Mr. Abdou is also not independent since his law firm has been engaged to handle the corporate legal activities for the Company. Ms. Lu, Mr. Chong and Mr. Penalver are not deemed independent because they are general partners of Cathaya Capital, L.P., which along with its affiliates, beneficially owns more than 50% of ZAP.

ZAP’s Audit Committee is currently composed of Mr. Abdou and Mr. Chong and Ms. Lu. None of whom are deemed independent.  The Audit Committee should be a three director committee and as such, ZAP does not comply with the NASDAQ criteria.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$225,000	$185,000

Audit-Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—
Total Fees	$225,000	$152,500

Audit Fees. Consists of fees accrued for professional services rendered for the audit of ZAP’s consolidated financial statements for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees accrued for assurance and related services that are reasonably related to the performance of the audit or review of ZAP’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with transactions, merger and acquisition due diligence, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees accrued for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, assistance with customs and duties compliance, value-added tax compliance, mergers and acquisitions tax compliance, and tax advice on international, federal and state tax matters. None of these services were provided under contingent fee arrangements.

All Other Fees. For Consists of fees accrued for products and services other than the services reported above. These services included translation of filings and other miscellaneous services. No management consulting services were provided.

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

[There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.]

PART IV

Item 15. Exhibits, Financial Statement Schedules.

 (a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

(c) Financial Statement Schedules

See Item 15(a) (2) above.

EXHIBIT INDEX

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

Date: April 16, 2012

By:	/s/ Alex Wang
Alex Wang
Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: April 16, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steven M. Schneider, Alex Wang and Benjamin Zhu as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ STEVEN M. SCHNEIDER Steven M. Schneider	Director and Co-Chief Executive Officer (co-principal executive officer)	April 16, 2012

By: /S/ ALEX WANG Alex Wang	Director and Co-Chief Executive Officer (co-principal executive officer)	April 16, 2012

By: /S/ BENJAMIN ZHU Benjamin Zhu	Chief Financial Officer (principal financial and accounting officer)	April 16, 2012

By: /S/ PRISCILLA LU Priscilla Lu	Director and Chairperson	April 16, 2012

By: /S/ MARK ABDOU Mark Abdou	Director	April 16, 2012

By: /S/ GORMAN CHUNG Gorman Chung	Director	April 16, 2012

By: /S/ GEORGES PENALVER Georges Penalver	Director	April 16, 2012

By: /S/ PATRICK SEVIAN Patrick Sevian	Director	April 16, 2012