Form 10-Q
period 2012-03-31
ZAP
filed 2012-05-21
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes  ☐   No  ☒

As of May 21, 2012, there were 299,241,038 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$1,922	$5,859
Restricted Cash	5,838	6,128
Marketable Securities	1,356	1,830
Notes receivable from Jonway Auto dealers	723	1,457
Accounts receivable, net of allowance of $20 in 2012 and $9 in 2011	2,907	2,963
Inventories, net	11,340	11,118
Prepaid expenses and other current assets	2,754	1,984
Total current assets	26,840	31,339

Property, plant and equipment, net	46,343	46,953
Land use rights, net	9,915	10,075

Other assets:
Investment in joint ventures	1,168	1,290
Distribution fees for Jonway Products and
Better Worlds Products	12,900	13,439
Intangible assets, net	4,878	5,002
Goodwill	324	324
Due from related party	2,413	1,137
Advance payments to related party	11,616	11,616
Deposits and other assets	310	313
Total other assets	33,609	33,121
Total assets	$116,707	$121,488

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$5,134	$5,485
Accounts payable	15,415	15,164
Accrued liabilities	5,366	8,030
Notes payable	11,158	10,528
Advances from customers	4,585	1,971
Taxes payable	636	885
Due to related party	171	2,122
Other payables	1,765	2,116
Total current liabilities	44,230	46,301

Long term liabilities:
Accrued liability	600	592
8% Senior convertible debt	20,679	19,000
Total long term liabilities	21,279	19,592
Total liabilities	65,509	65,893

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
298,672,792 and 297,746,376 shares issued and
outstanding at March 31, 2012 and December 31, 2011, respectively	226,154	225,378
Accumulated other comprehensive income	482	1,051
Accumulated deficit	(199,035)	(195,596)
Total ZAP shareholders’ equity	27,601	30,833
Non-controlling interest	23,597	24,762
Total equity	51,198	55,595

Total liabilities and equity	$116,707	$121,488

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
 (In thousands, except per share data)
(Unaudited)

	For the Three Months ended March 31,
	2012	2011
		Restated

Net sales	$12,181	$11,708
Cost of goods sold	(11,479)	(10,673)
Gross profit	702	1,035
Operating expenses:
Sales and marketing (includes non-cash items
of $540 in 2012 and $629 in 2011, respectively)	2,112	1,872
General and administrative (includes non-cash items
of $1,079 in 2012 and $3,871 in 2011)	2,491	3,469
Research and development	279	762
Total operating expenses	4,882	6,103
Loss from operations	(4,180)	(5,068)
Other income (expense):
Interest expense, net	(486)	(1,850)
Loss from equity in Joint Venture	(119)	(73)
Loss on financial instruments	—	(358)
Other income (expense), net	235	143
Total other income (expense)	(370)	(2,138)
Loss before income taxes	(4,550)	(7,206)
Income tax benefit	38	21
Net loss	(4,512)	(7,185)
Net loss attributable to non controlling interest	1,073	570
Net loss attributable to Zap	$(3,439)	$(6,615)

Net loss	$(4,512)	$(7,185)
Other Comprehensive income (loss)
Foreign currency translation gain (loss)	(187)	314
Net unrealized (loss) on securities available for sale	(474)	(286)
Comprehensive loss	(5,173)	(7,157)
Comprehensive loss attributable to non controlling interest	1,165	416
Comprehensive loss attributable to Zap	$(4,008)	$(6,741)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	298,127	209,273

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months ended March 31,
	2012	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,512)	$(7,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	671	506
Stock-based compensation for R&D activities	105	20
Depreciation and amortization	1,799	1,373
Provision for (recovery of) doubtful accounts	(3)	28
Inventory Reserve	95	—
Loss from joint venture and other investments	119	73
Change in fair value of derivative liability	—	358
Convertible debt discount	—	1,850
Deferred tax benefit	(38)	—
Changes in assets and liabilities: (net of acquisition )
Notes receivable	729	156
Accounts receivable	34	1,535
Inventories	(357)	(1,442)
Prepaid expenses and other current assets	(723)	(2)
Due from related parties	(1,284)	—
Accounts payable	299	2,099
Accrued liabilities	(876)	(893)
Advances to customers	2,625	—
Taxes payable	(245)	—
Other payables	(363)	—
Net cash used in operating activities	(1,925)	(1,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 51% Interest in Zhejiang Jonway Automobile , net	—	(19,030)
Acquisition of property and equipment	(597)	(543)
Proceeds from sale of equipment	—	10
Net cash flows used in investing activities:	(597)	(19,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans	522	—
Repayment of short term loans	(852)	(2,126)
Proceeds from issuance of common stock	—	244
Repayment to related parties	(2,001)	—
Proceeds from issuance of convertible debt	—	19,000
Proceeds from stock subscription agreement	—	2,000
Proceeds from notes payable	670	—
Change in restricted cash	266	884
Net cash provided by (used in) financing activities	(1,395)	20,002
Effect of exchange rate changes on cash and cash equivalents	(20)	4
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,937)	(1,081)
CASH AND CASH EQUIVALENTS, beginning of period	5,859	2,496
CASH AND CASH EQUIVALENT, end of period	$1,922	$1,415

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$264	$—
Cash paid during period for taxes	$—	$4

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Jonway for a total purchase price of $31.75 million consisting of approximately $29 million in cash and 8 million shares of ZAP common stock valued at $2.7 million.  The Company believes that the acquisition will allow it to expand its electric vehicle (“EV”) business and distribution network around the world, give it access to the rapidly growing Chinese market for electric vehicles and have competitive production capacity in an ISO 9000 certified manufacturing facility with the capacity and resources to support production of ZAP’s electric vehicles and new product line of mini vans and new SUVs.

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

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines planned for the second half of 2012 include the A380 SUV EV and the minivan EV. Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the 2012 EV product lines.

Jonway is preparing for certification of the EV production line by the Chinese electric vehicle authorities, which we expect to occur in the second half of 2012, since we anticipate that the EV production facilities in Jonway will be ready for the certification process in the first half of 2012.  Meanwhile, the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the EV A380 SUV and EV minivan in the second half of 2012, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,680 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line.

ZAP’s strategy outside of China is to open up markets ready to accept affordable, fully electric SUVs and vans for fleets.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles and ZAP Stores and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant inter-company transactions and balances are eliminated in consolidation; profits from inter-company sales, are also eliminated; non –controlling interests are included in equity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.  These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”).

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank facilities from China-based banks for Jonway Auto, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and a director of ZAP.  In 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were then superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo agreed to purchase ZAP common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. During 2011, we issued 7.7 million shares to Mr. Liang for cash of $3.8 million.

In 2011, we were approved up to an aggregate of $6.2 million of bank facility from the Taizhou Branch of China Merchants Bank (“CMB”) through our majority-owned subsidiary, Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Under the above mentioned credit line of $6.2 million granted by CMB on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22% and is due on August 18, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $3.0 million of the credit line is available for future executions at the discretion of Jonway Auto.

In December 2011, Jonway established additional short term bank loans amounting to approximately $2.22 million from three small-size banks based in Taizhou City, which are subject to a Jonway Group guarantee, and $790,000 of such loans is also secured by bank notes received from Jonway dealers and wasrepaid on March 31, 2012.

On March 31, 2012, to support the monthly business performance target of CMB, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520,000 which was drawn down on March 31, 2012, and repaid on April 1, 2012. The annual interest rate is 6.89%. Such bank loan is secured by a sum of cash collateral amounting to $550,000.

As of March 31, 2012, Jonway had $5.1 million in short term bank loans, which are borrowed from the above stated China-based banks with interest rates ranging from 7.22% to 9.47% per annum due through August 18, 2012.

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

In the event that we require additional liquidity, our principal shareholders, Cathaya and Jonway Group, have agreed to provide the necessary support to meet our financial obligations through May 21, 2013.

NOTE 2-RESTATEMENT OF MARCH 2011 UNAUDITED QUARTERLY FINANCIAL INFORMATION

On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Jonway.  The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in the unaudited financial statements for the Quarter ended March 31, 2011 represented management’s best estimate of fair values as of the Closing Date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review for the year ended December 31, 2011 to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The revaluation of the fair value at December 31, 2011, of the various assets acquired and liabilities assumed, resulted in restated financial information in this quarterly report. The table below illustrates the calculation of the adjustments.

Account	Provisional amount as of January 21, 2011	Adjustment based on final valuation report	Revised amount recorded as of January 21, 2011
Inventory	$12,715	$25	$12,740
Property and Equipment	46,322	10,749	57,071
Other liabilities assumed	(14,524)	166	(14,358)
Goodwill and Intangible Assets	23,794	(18,412)	5,382
Purchase option	2,695	(310)	2,385
Non controlling interest	(31,875)	3,662	(28,213)
	$39,127	$(4,120)	$35,007

	As reported at March 31, 2011	Adjustments to the three months ended March 31, 2011	As restated at March 31, 2011
Cost of goods sold	$404	$25	$429
Amortization and Depreciation	2,914	(2,739)	175
	$3,318	$(2,714)	$604

As a result, the Company restated its 2011 first quarter financial information to reflect the final measurement of the fair value of the assets acquired. The financial information in this quarterly report reflects the restated financial information.

(unaudited)
Amounts in (‘000s)	March 31, 2011
Net assets as reported	$65,273
Adjustments	(4,342)
Restated net assets	$60,931

Three Months Ended March 31, 2011
Net loss as reported	$(9,899)
Adjustments	2,714
Restated loss	$(7,185)

NOTE 3- SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

Use of Estimates

 The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Concentration of Credit Risk

The Company’s operations are all carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

 Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with several high credit quality financial institutions. Deposits may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

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

Revenue Recognition

The Company records revenues for non-Jonway sales when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

●	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

●
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

●
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

Stock-based Compensation

The Company accounts for stock-based compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards and warrants granted to non-employees by determining the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Foreign Currency Translation

The Company and its wholly owned subsidiary/investments maintain their accounting records in United States Dollars (“US$”) whereas Jonway Auto maintains its accounting records in the currency of Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Jonway Auto’s principal country of operations is the PRC.  The financial position and results of these operations are determined using RMB, the local currency, as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated Other Comprehensive Income.”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.

Loss per Share

Basic and diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Outstanding common stock options, warrants and debentures totaled 97.9 million shares and 103.4 million shares at March 31, 2012 and 2011, respectively. ZAP also had outstanding convertible debt, which is convertible into 91.1million shares of ZAP common stock at March 31, 2012.

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

Accounts and Notes Receivable

Accounts receivable consist mainly of receivables from our established dealer network.  Notes receivable balances consist of bank acceptance notes received from various Jonway dealers to finance such dealer’s purchase of our vehicles products.  These bank acceptance notes can be endorsed to settle the payables to Jonway suppliers or discounted to fund cash flows. These notes are a means of financing working capital for orders that were placed by these dealers. A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.   The allowance for doubtful accounts was $20,000 and $9,000 at March 31, 2012 and December 31, 2011, respectively.

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was approximately $20,123 and $9,390 at March 31, 2012 and December 31, 2011, respectively.

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

During the three months ended March 31, 2011 certain derivative liabilities were converted into 4.1 million shares of ZAP stock. At March 31, 2011 the remaining unexercised financial instruments were fair valued at $201,000 and included on our balance sheet. At March 31, 2012, the Company did not have any derivative liabilities.

The following table set forth a summary of changes in the fair value of Level 3 liabilities for the 3 months ended March 31, 2011 (in thousands):

	Balance	Exercise	Change in	Balance
	12/31/2010	of warrants	fair value	3/31/2011
Derivative Liabilities	$5,539	$(5,696)	$358	$201

The following table summarizes those assets and liabilities measured at fair value on a recurring basis (in thousands)

March 31, 2012
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,356	—	—	$1,356

December 31, 2011
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,830	—	—	$1,830

(1)	Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange

The Company’s other financial instruments at March 31, 2012 consist of cash and cash equivalents, accounts and notes receivable, accounts payable and debt. For the period ended March 31, 2012 the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

Inventories

Inventories consist primarily of vehicles, both gas and electric, parts and supplies, and work in progress and are carried at the lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company’s estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

Property and Equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line method over the asset’s estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.  Leasehold improvements are amortized over 10 years using the straight-line method.

Land use Rights

Under PRC law, all land in the PRC is permanently owned by the government and cannot be sold to an individual or company but companies can purchase the land use rights for the specified period of time, as in our industry the industrial purpose has a useful life of 50 years.  The government grants individuals and companies the right to use parcels of land for specified periods of time.  These land use rights are sometimes referred to informally as “ownership”.  Land use rights are stated at cost less accumulated amortization.  Amortization is provided over the respective useful lives, using the straight –line method.  Estimated useful life is 50 years, and is determined in the connection with the term of the land use right.

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

On January 21, the Company acquired 51% of Zhejiang Jonway Automobile Co. Ltd from Jonway Group, a related party, who holds a 49% of the remaining interest in Jonway Auto. (See Note 4)  Pursuant to the Jonway Acquisition Agreement, ZAP had the right to acquire the remaining 49% of Jonway at the same valuation, which expired on March 31, 2011.  To account for the expired option, we recorded a reduction of common stock.

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

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency translation adjustments and unrealized net losses on investments.

NOTE 4 - ACQUISITION

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired. As part of the measurement process, a third party valuation firm was used to assist in estimating the fair value of the intangible assets received in the acquisition of the 51% equity of Jonway Automobile. The valuation was not completed until December 31, 2011, and therefore a provisional amount was recognized in the period ended March 31, 2011.

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$993
Restricted cash	3,088
Inventories, net	12,740
Property & equipment	57,071
Other tangible assets	11,472
Accounts payable	(14,549)
Notes payable	(4,261)
Deferred tax liability	(166)
Other liabilities assumed	(14,192)
Net tangible assets acquired	52,196
Goodwill and intangible assets	5,382

Net assets acquired	57,578
Non controlling interest - fair value	(28,213)
Option to purchase remaining 49%	2,385
Purchase price	$31,750

The fair value of the major components of the intangible assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Date of Acquisition Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$745	8
Developed technology	2,076	7
Tradename	2,078	(a)
In-process research and development costs	175	(b)
Total	5,074
Goodwill	308
	$5,382

(a)  The Jonway trade name has been determined to have an indefinite life.

(b)  In-process research and development is accounted for as an indefinite life intangible asset until the completion or abandonment of the associated research and development efforts.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $0 and $204,000 for the periods ended March 31, 2012 and 2011, respectively. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

For the Three Months ended March 31,2011
Net sales	19,549
Net loss	(9,591)
Net loss per common share, basic and diluted	(0.05)
Shares outstanding, basic and diluted	209,273

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented.

Any pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma results of operations do not include the potential post-acquisition effects of any restructuring, impairment or integration costs related to the combined operations nor of any revenue opportunities, operating synergies or cost savings anticipated as eventual benefits of the acquisition.

NOTE 5 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011

Advanced technology vehicles	$709	$713
Vehicles-conventional	4,714	4,630
WIP Jonway SUV’s	2,327	2,234
Parts and supplies	5,063	4,879
Finished goods	198	240
	13,011	12,696
Less-inventory reserve	(1,671)	(1,578)
	$11,340	$11,118

NOTE 6 – FIXED ASSETS

 Property and equipment at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011

Buildings and improvements	$21,572	$21,649
Machinery and equipment	39,918	39,566
Office furniture and equipment	433	415
Leasehold improvements	37	37
Vehicles	814	745
	62, 774	62, 412
Less - accumulated depreciation and amortization	(16,431)	(15,459)
	$46,343	$46,953

Four pieces of land were acquired from the acquisition of Jonway auto in 2011, all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of March 31, 2012 and December 31, 2011, intangible assets consist of the following:

	March 31, 2012	December 31, 2012

Land use right	$10,478	$10,518
Software	97	92
	10,575	10,610
Less: accumulated amortization	(660)	(535)
	$9,915	$10,075

Depreciation and amortization expense was $1,135 and $632 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7 – GOODWILL & OTHER INTANGIBLES

The goodwill and other intangible assets at March 31, 2012 are summarized as follows:

	Useful Life (In Years)	Net Book Value 12/31/2011	Intangibles Acquired in 2012	Accumulated Amortization 3/31/2012	Net Book Value 3/31/2012
Patents and Trademarks	7	$75	—	$(6)	$69
Customer Relationships	8.5	692	—	(26)	666
Developed Technology	7	1,879	—	(84)	1,795
In Process Technology		183	—	(1)	182
Trade name		2,173	—	(7)	2,166
Intangibles		5,002		(124)	4,878
Goodwill Assets		324	—	—	324
		$5,326	—	$(124)	$5,202

Amortization was $105 and $201 for the three months ended March 31, 2012 and 2011, respectively

NOTE 8 – DISTRIBUTION AGREEMENTS

Distribution agreements as of March 31, 2012 and December 31, 2011 are presented below (in thousands):

	March 31, 2012	December 31, 2011

Better World Products	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(3,660)	(3,121)
	$12,900	$13,439

Amortization was $540 and $540 for the three months ended March 31, 2012 and 2011, respectively.

Distribution Agreement with Better World, Ltd

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of its common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better Worlds products for three years, such as charging stations for electric vehicles both in the U.S. and internationally.  Priscilla Lu, Chairman of the Board of Directors of ZAP, is also General Partner of Better World International, Ltd.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into a ten year  International Distribution Agreement with Goldenstone Worldwide Limited as the distributor of Jonway products such as gas SUV’s and gas and electric motor scooters, both in the U. S. and internationally. In connection with the distribution agreement the Company also issued 30 million shares of ZAP common stock valued at $14.4 million.  The Jonway Group had previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited.   ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the world wide distribution rights for Jonway Products.  Therefore, it was necessary for ZAP to acquire distribution rights for Jonway Products.

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

 In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of March 31, 2012.

NOTE 9 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World.  Priscilla Lu, Ph.D., who is the current Chairman of the Board of ZAP is also a director and shareholder of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Alex Wang, Co-CEO and director of ZAP. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Alex Wang owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

In November 2011, Jonway and ZAP Hangzhou jointly set up Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple) with registered capital of RMB 20 million. Jonway and ZAP Hangzhou each own 50% of the equity share of Shanghai Zapple.  As of March 31, 2012, Jonway injected RMB 5 million into this joint venture and ZAP Hangzhou injected RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies.

The carrying amount of the investment in ZAP Hangzhou was $503 and $554 at March 31, 2012 and December 31, 2011, respectively, and the carrying amount of the investment in Shanghai Zapple was $665 and $736 at March 31, 2012 and December 31, 2011, respectively.

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	51	71	122
Balance as of March 31, 2012	$503	$665	$1,168

	March 31,
	2012	2011
Equity method investments losses	$(119)	$(72)

(1)
The Company recorded a loss of $51 and $72 in ZAP Hangzhou, and a loss of $68 and $0 in Shanghai Zapple for the periods ended March 31, 2012 and 2011 respectively. These losses relate to the investment in a non-consolidated joint ventures accounted for under the equity method of accounting.

NOTE 10 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit

In 2011, we were approved to up to an aggregate of $6.2 million of bank facilities from the Taizhou Branch of China Merchants Bank through our majority-owned subsidiary, Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Short term debt

Under the above mentioned credit line of  $6.2 million granted by Taizhou Branch of China Merchants Bank , on August 19, 2011, Jonway entered into a Credit Agreement with this bank for a revolving short term bank loan in the aggregate amount of approximately $3.2 million which was drawn down by Jonway in 2011.  The annual interest rate is 7.22%. The bank loan under the Credit Agreement is secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $3.0 million of the credit line is available for future executions at the discretion of Jonway Auto.

In December 2011, Jonway established additional short term bank loans amounting to over $2.22 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, and $790 of such loans is secured by bank notes received from Jonway dealers and was repaid on March 31,2012.

On March 31, 2012, to support the monthly business performance target of Taizhou Branch of China Merchants Bank, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520 which was drawn down on March 31, 2012, and repaid on April 1, 2012. The annual interest rate is 6.89%. Such bank loan is secured by a sum of cash collateral amounting to $550.

As of March 31, 2012, Jonway had $5.1 million in short term bank loans, which are borrowed from the above stated China-based banks with interest rate range of 7.22% to 9.47% per annum due through August 18, 2012.

	March 31, 2012	December 31, 2011
Loan from China Merchant Bank	$3,684	$3,174
Loan from Taizhou Bank	632	1,428
Loan from Zhejiang Tailong Commercial Bank	791	794
Short term financing insurance premiums	27	89
Total	$5,134	$5,485

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

As of March 31, 2012, the Company has bank acceptance notes payable in the amount of $11.16 million. The notes are guaranteed to be paid by the banks and usually for a short-term period of six (6) months. The Company is required to maintain cash deposits at a minimum 40%-60% of the notes payable with these banks, in order to ensure future credit availability. As of March 31, 2012, the restricted cash for the notes was $5.29 million.

Bank acceptance notes- 6 month term for each note issued

	March 31, 2012	December 31, 2011
a)Bank acceptance notes payable to Taizhou Bank	$2,055	$2,451
b)Bank acceptance notes payable to China Merchant Bank	1,581	3,316
c)Bank acceptance notes payable to China Everbright Bank	4,743	4,761
d)Bank acceptance notes payable to Zhejiang Tailong Commercial Bank	838	—
e)Bank acceptance notes payable to Zhejiang Sanmen Yin Zuo Village Bank	1,265	—
f)Bank acceptance Notes payable to Shanghai Pudong Development Bank	676	—
	$11,158	$10,528

On December 11, 2011, Zhejiang Jonway Automobile Co., Ltd. (“Jonway”), a majority owned subsidiary of ZAP, entered into a Promissory Note with Jonway Group Co. Ltd. (“Jonway Group”) pursuant to which Jonway borrowed $3 million to be repaid on demand. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash. As of December 31, 2011, a total of $1.6 million had been advanced to Jonway Automobile under the Promissory note arrangement and such borrowing was repaid in January 2012.

NOTE 11 – LONG-TERM NOTES

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2012 according to the representation letter dated March 21, 2012 from CEVC. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP.  . In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the original maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013. The note accrues interest at a rate per annum of 8% effective to February 12, 2012 and interest has been waived starting from February 13, 2012 through August 12, 2013 or when the note is converted. The note is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted.,

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded. During 2011, a total of $16.9 million in amortization was recorded and charged to interest expense and the remaining balance of $2.1 million of the discount was offset against the Company’s equity account due to the note extension to August 12, 2013.

In addition, the Company recorded $222 in interest expense through the quarter ended March 31, 2012 related to this note.

NOTE 12 - STOCK-BASED COMPENSATION

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2011	29,578	$0.50	6.0
Options granted under the plan	—	—	—
Options exercised	—	—	—
Options forfeited and expired	—	—	—
Outstanding March 31, 2012	29,578	$0.50	6.0

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2012 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at March 31, 2012.

As of March 31, 2012, total compensation cost of unvested employee stock options is $2.8 million. This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2012, as we have cumulative operating losses, for which a valuation allowance has been established.

NOTE 13 – SEGMENT REPORTING

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

The performance of each segment is measured based on its profit or loss from operations attributed to ZAP before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	Total

For the three months ended March 31, 2012:
Net sales	$11,989	$114	$73	$5	$12,181
Gross profit (loss)	$723	$28	$7	$(56)	$702
Depreciation, amortization and impairment	$1,244	$546	$2	$7	$1,799
Net loss	$(1,118)	$(2,119)	$(34)	$(168)	$(3,439)
Total assets	$89,745	$26,265	$447	$250	$116,707

For the three months ended March 31, 2011:
Restated
Net sales	$10,947	$200	$365	$196	$11,708
Gross profit (loss)	$910	$48	$58	$19	$1,035
Depreciation, amortization and impairment	$856	$509	$2	$6	$1,373
Net loss	$(1,183)	$(4,971)	$(54)	$(407)	$(6,615)
Total assets	$70,499	$37,543	$537	$1,936	$110,515

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.  Jonway Automobile results have been included since the acquisition date of January 21, 2011.

Customer information

Approximately 99 % or $11.9 million of our revenues for the three months ended March 31, 2012 are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with some contributing to more than 10% of our consolidated revenue

NOTE 14 – RELATED PARTY

Due from (to) related parties

Amounts due from related parties are principally for advances for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	March 31, 2012	December 31, 2011
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$2,413	$978
Jonway Group for normal business	—	159
Total	$2,413	$1,137

Amount due to related parties are follows:
	March 31, 2012	December 31, 2011
Jonway Group	$109	$2,104
Zhejiang UFO Automobile	56	—
Jonway Motor Cycle	6	18
Total	$171	$2,122

Advance payment to Jonway Group	$11,616	$11,616

Issuance of stock to Jonway Group for the Development and Production of Vehicles

On December 11, 2011, ZAP entered into a Payment Agreement with Jonway Group pursuant to which ZAP paid Jonway Group for the already completed interior and exterior design, R&D activities, testing and trial production and molding equipments etc. of the mini-van product platform, and the Alias interior and exterior design and molding, which is underway. Pursuant to the Payment Agreement, ZAP agreed to grant Jonway Group 70 million shares of ZAP’s Common Stock valued at $15.4 million. All intellectual property rights related to the work performed by Jonway Group for the mini-van and Alias shall be owned jointly by ZAP and Jonway. As of March 31, 2012, $3.78 million of the payment of $15.4 million were recognized as R&D expense in ZAP, the remaining of $11.6 million was accounted for as advance payment to related parties for development and production activities.

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011 Jonway entered into a Promissory Note with Jonway Group pursuant to which Jonway borrowed $3 million to be repaid on demand.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash.  As of March 31, 2012, $1.6 million has been advanced to Jonway Auto under the Promissory Note arrangement and was repaid in January 2012.

On December 11, 2011, ZAP entered into a Down Payment Convertible Note with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of March 31, 2012, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the period ended March 31, 2012 Jonway made purchases from Jonway Group for a total of $337,000.

Sale of Stock to a Party Related to ZAP’s CO-CEO and Director

On January 14, 2011, we entered into private placement subscription agreements with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP for the purchase of ZAP’s common stock for the aggregate purchase price of $7 million, of which we received $2 million. The private placement subscription agreement was superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo will purchase ZAP’s common stock for an aggregate purchase price of $2.6 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771.  We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock.

During 2011, the Company issued 7.7 million shares of common stock for cash of $3.8 million through private placement subscription agreements with Luo Hua Liang.

Rental Agreements

The Company rents office space, land and warehouse space from Mr. Steven Schneider, its CEO and a major shareholder. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $29,200 for the period ended March 31, 2011. The company discontinued paying rent in August, 2011.

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

Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya. On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services for the year ended December 31, 2010.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly but fees paid in subsequent periods are subject to renegotiation based on the fair market values of services rendered, and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  Five million shares were issued to Cathaya Capital L.P. in payment of this fee for the year ended December 31, 2010.  As of March 31, 2012, ZAP has accrued $350,000 for management fees due to Cathaya Capital L.P. The fee for 2011 was an agreed upon amount between Cathaya and the Company. The management agreement was terminated effective December 31, 2011.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  In December 2012, Zhejiang UFO, Jonway Group and Jonway amended the above contract, and agreed that the accumulated payable to Zhejiang UFO for the above variable contractual fees as of December 31, 2011 will not be repaid. From 2012 onwards, Jonway still has obligation for payment for such fees based on 2012 and thereafter the number of SUVs with the deferred payment without interest indefinitely.

NOTE 15 – INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The Company has net operating loss carryforwards for federal tax purposes. No tax benefit has been realized since a full valuation allowance has been established to offset the deferred tax asset resulting from the net operating losses

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provisions for income taxes have been made as the Company has no taxable income for the periods. A deferred tax benefit of $38 was recognized due to the change in the deferred tax assets.

Loss before income taxes consisted of:

	For the Three Months Ended March 31,
	2012	2011
		Restated
US	$(2,321)	$(6,021)
PRC	(2,229)	(1,185)
	$(4,550)	$(7,206)

Provision (Benefit) for income taxes consisted of:

	For the Three Months Ended March 31,
	2012	2011
Current provision:		Restated
US	$—	$1
PRC	—	—
Total current provision	—	1

Deferred provision (benefit):
US	—	—
PRC	(38)	(22)
Total Deferred provision (benefit)	(38)	(22)
Total provision / (benefit) for income taxes	$(38)	$(21)

NOTE 16 – LITIGATION

In the normal course of business, the Company may become involved in various legal proceedings. Management knows of no pending or threatened legal proceeding to which they are or will be a party and which, if successful, might result in a material adverse change in our business, properties or financial condition. However, as with most businesses, the Company is occasionally a party to lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on the Company’s financial position, results of operations, liquidity or cash flows. The Company estimates the amount of potential exposure it may have with respect to litigation claims and assessments.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment agreement

As of January 16, 2011, The Company entered into indefinite employment agreements with Benjamin Zhu, the Company’s CFO.  The agreements provide for an annual salary of $140,000 for each year for the term of the agreement with Mr. Zhu.

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $952 at March 31, 2012. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 18 – SUBSEQUENT EVENTS

During April 2012,  the Jonway Group purchased 100% of the assets of Aptera.  Alex Wang, the Co-Chief Executive Officer of Zap is also the Chief Executive Officer of Aptera.   At present, this is not expected to impact Jonway Group’s ability to provide liquidity to Zap as required by their letter of support previously disclosed in its Form 10-K filing as of and for the Year Ended December 31, 2011.  Should this matter lead to liquidity issues in the future , Zap may be required to scale down its forecasted sales which may require Zap to write down certain of its intangible assets and it may be material to its financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report of Form 10-Q, or Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	changes in our business plan and corporate strategies; and

•	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Form 10K under the heading “Risk Factors”.

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

Recent Developments

Some of the noteworthy events for the Company that occurred through the first quarter of 2012 and through the date of this report are as follows:

In February 2012, ZAP Jonway completed the relocation of its sales and after-sales services centers to Hangzhou City, the capital of Zhejiang Province, China and a high technology hub. We believe this relocation will accomplish the following: strengthen ZAP Jonway presence in a vibrant automotive centre of China, further improve our marketing efforts, build awareness of ZAP Jonway brand and enjoy the further supports from the local government and Zhejiang Provincial government.

In February, another sales team for the van models has been set up with over 20 team members; their office is located in Taizhou City, in which Jonway Group is headquartered. Currently, this team is in preparations for establishing van distribution network across China and launching in June, 2012.

From March 9, 2012 through March 11, 2012, we held our 2012 Annual Dealership Conference at the Intercontinental Resort in One Thousand Island Lake, Hangzhou, China. Over 400 direct dealers, sub-dealers and customer support service center partners attended the three-day conference, and over 50 China-based medias attended the conference. We introduced 25 new dealers from a number of strategic provinces like Shandong, Henan and Yunan. In this conference, we unveiled our 2012 SUV gasoline models (A380 II and III) and 2013 Electric Concept Vehicles.  The new 2012 SUV gasoline models with its fully re-styled exterior and interior including LED headlights, plush seating, and many other amenities, were launched to the 450 plus attendees. ZAP Jonway also unveiled its future concept vehicle designed by Maggiora, a renowned Italian auto designer well known for its exquisite stylish design of Italian sports cars. This new model is planned for release at the end of 2013, available for purchase in 2014.

From April 23, 2012 through May 2, 2012, we showcased our traditional gas and all-electric vehicles at the 2012 Beijing International Automotive Exhibition which was held in Beijing, China. The Beijing International Automotive Exhibition is now one of the most influential in the auto industry as China is becoming one of the most important auto markets in the world. In this exhibition, we displayed all of our vehicle models, including the new 2012 SUV gasoline models and fully-electric models.

On March 31, 2012, we entered into an amendment to the note which extended the mature date of the  Convertible note due to China Electric Vehicle Corporation (“CEVC”) from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP.  In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013. CEVC is a related party to ZAP wherein Priscilla Lu, the Chair of ZAP’s Board of Directors is the general partner of Cathaya Capital L.P. which is the sole shareholder of CEVC.

We operate our business in four reportable segments:  Jonway Conventional Vehicles, Advanced Technology, Consumer Product and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicle Segment represents the manufacture and sales of vehicles through distributors in China and abroad. The Advanced Technology segment represents the sales activity of advanced technology vehicles to ZAP dealers throughout the U.S.  The Consumer Product segment represents sales of our ZAPPY 3, a three wheeled electric scooter, and the overall corporate expenses of ZAP. Many of these expenses relate to the overall development of our core business, electric consumer products.  The Car Outlet segment represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended March, 31 ended March 31,
	2012	2011 Restated
Statements of Operations Data:
Net sales	100.00%	100.00%
Cost of sales	(94.2)	(91.1)
Operating expenses	(40.0)	(52.1)
Loss before income taxes	(36.4)	(61.4)
Net loss attributable to ZAP	(27.9)	(56.5)

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net sales for the quarter ended March 31, 2012 were $12.2 million as compared to $11.7 million for the period ended March 31, 2011.

Jonway auto’s revenue for the first quarter ended March 31, 2012 increased by $1.1 million from $10.9 million for the quarter ended March 31, 2011 compared to $12.0 million in first quarter ended March 31, 2011. The increase was primarily due to an additional 20 days from January 1 to 20 included in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 where the net sales excluded the 20 days prior to the acquisition of Jonway on January 21, 2011. On a comparable basis of a full quarter ended March 31, in 2012 compared to 2011, the sales volume decreased due to  the following factors: (i) :more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Jonway ‘s upgraded A380 did not  launch into market in time to compete with these competitors (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this first quarter compared to same quarter in 2011 was 8.1%, which is the lowest level in the past three years).

Our first quarter sales of Advanced Technology segment sales decreased by $191,000 from $196,000 for the period ended  March 31,  2011 to $5,000 for the period ended March 31, 2012, The decrease is primarily due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot experienced a decrease of $ 292,000 in sales for the first quarters from $365,000 in 2011 to $73,000 in 2012. The car outlet was adversely affected by a supply limitation on the number of consigned vehicles for resale.

In our Consumer Product segment first quarter sales increased from $103,000 in 2011 to $114,000 in 2012.  The increase is primarily due to a bulk sale to a new customer of our ZAPPY 3 electric scooters.

Gross profit decreased by $333,000 from a gross profit of $1.035 million for the first quarter ended March 31, 2011 to a gross profit of $ 702,000 for the quarter ended March 31, 2012.

Jonway auto’s gross profit decreased by $188,000 from $910,000 in the first quarter of 2011 to $722,000 for the first quarter ended March 31, 2012. The decrease was primarily due to a new price reduction program. In order to deal with the increasing competition in SUV market in China, Jonway auto initiated its price reduction program to end users throughout the first quarter of 2012. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

Advanced Technology vehicles gross profit decreased $75,000 from a $19,000 gross profit for the period ended March 31, 2011 to a gross loss of $56,000 for the period ended March 31, 2012.  The decrease was primarily due to an increase in vehicle warranty reserves.

The Consumer Products segment experienced a decrease in gross profit in the first quarter from $48,000 in 2011 to a gross profit of $28,000 in 2012. The decrease was due to a decrease in sales volume.

Our retail car lot gross profits decreased by $51,000 from $58,000 for the quarter ended March 31, 2011 to $7,000 for the quarter ended March 31, 2012. The lower profits are due tighter margins on purchased resale versus those on consignment.

Sales and marketing expenses increased by $240,000 from $1.9 million for the quarter ended March 31, 2011 to $2.1 million in 2012. The overall increase was primarily due to the inclusion of an  additional 20 days in the first quarter of 2012. On a comparable basis of a full quarter ended March 31, in 2012 compared to 2011 sales and marketing expenses actually decreased due to a lower comparable quarterly sales volume which resulted in fewer transportation and warranty expenses for Jonway auto sales.

General and administrative expenses decreased by $ 978,000 from $3.5million for the quarter ended March 31, 2011 to $2.5 million in 2012. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, (ii) fewer professional fees in 2012  in the prior year we experienced non –recurring professional fees in connection with the Jonway acquisition in January of 2011 and (iii) finally, the elimination of the management fee to Cathaya Capital L.P that was previously expensed in the first quarter of 2011.

Research and development expenses decreased by $483,000 from $762,000 for the first ended March 31, 2011 to $ 279,000 for the first quarter ended March 31, 2012. The decrease was primarily due to fewer projects scheduled for the first quarter of 2012. In the prior year’s quarter ended March 31, 2011, we incurred Research and Development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

Interest expense decreased by $1.4 million from $1.9 million in first quarter 2011 to $486,000 in first quarter of 2012. In 2011, a non-recurring expense of approximately $1.1 million was recorded for the amortization of the discount on the 8% Senior Convertible debt. This decrease was off-set by higher interest expense of approximately $265,000 on the bank borrowings of Jonway auto.

Other income increased by $92,000 from $143,000 for the period ended March 31, 2011 to $235,000 for the period ended March 3, 2012.  This amount mainly represents increase in the sales of metal scrap by Jonway in 2012.

Net loss attributable to ZAP for the first quarter ended March 31, 2012 was $3.4 million as compared to a loss of $6.6 million for the period ended March 31, 2011.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At March 31, 2012, we believe that we will have sufficient liquidity required to conduct operations through March 31, 2013.

In January 2011, ZAP issued $19 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition.  On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment  changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP.  .. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013.

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

In the first three months of 2012, net cash used for operating activities was $1.9 million.  Cash used in the first three months of 2012 was comprised of the net loss incurred for the first three months of $4.4 million plus net non-cash expenses of $2.7 million and the net increase of $0.7 million in operating assets and liabilities. In the first three months of 2011, net cash used for operating activities was $1.5 million. Cash used in the first three months of 2011 was comprised of the net loss incurred for the first three months of $7.2 million plus net non-cash expenses of $4.2 million and the net increase of $1.5 million in operating assets and liabilities.

Investing activities used cash of $1.881 million and $19.6 million in the first three months ended March 31, 2012 and 2011, respectively. In 2011, $19 million was utilized for the 51% acquisition of Jonway Automobile. In addition, $597,000 and $543,000 was used for the purchase of equipment for the period ended March31, 2012 and 2011, respectively.

Financing activities for the first three months ended March 31, 2012 used cash of $1,395,000 compared with financing activities that provided cash of $20 million in 2011. During the first quarter of 2012, we used cash of $2.0 million to repay advances from Jonway Group, a related party, and repayment of short term bank loans. These repayments were offset by short term loan borrowings of $522,000. In the first quarter of 2011, we issued $19 million in convertible debt to China Electric Vehicle Corporation, a related party to ZAP. The proceeds were utilized to complete the acquisition of the 51% interest in Jonway.

The Company had cash of $1.9 million at March 31, 2012 as compared to $5.8 million at December 31, 2011. The Company had working capital deficits of $17.3 million and $14.9 million for the periods ended March 31, 2012 and December 31, 2011 respectively.

In the event that we require additional liquidity, our principal shareholders, Cathaya and Jonway Group, have agreed to provide the necessary support to meet our financial obligations through May 21, 2013.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Stock Based Compensation

The Company accounts for stock-based compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock-based compensation awards and warrants granted to non-employees by determining the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $20,000 and $9,000 at March 31, 2012 and December 31, 2011 respectively.

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

Off-Balance Sheet Arrangements

None.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide disclosure pursuant to this Item 3.

Item 4.    Controls and Procedures

Material weakness previously disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, we identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. The Company is considering utilizing outside accounting experts to assist us in accounting for future complex transactions. During the first Quarter 2012 we have arranged with another independent accounting firm to assist us in accounting for non-recurring complex accounting transactions

 Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co- Chief Executive Officers and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal control over financial reporting

There have been no changes in ZAP’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 1B. Unresolved Staff Comments

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine safety disclosure

Not Applicable

Item 5.   Other Information

On March 22, 2012, ZAP entered into a second amendment to that certain Senior Secured Convertible Promissory Note with China Electric Vehicle Corporation (“CEVC”), extending the maturity date to August 12, 2013. This amendment  changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP.  In addition, ZAP issued an Amended and Restated Warrant to CEVC, changing the terms of exercise and extending the expiration date until February 12, 2014.

Item 6.   Exhibits

(b) Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Senior Secured Convertible Promissory Note Due 2013 by ZAP in favor of China Electric Vehicle Corporation dated March 22, 2012*
10.2	Amended and Restated Warrant to Purchase Shares of Common Stock of ZAP issued to China Electric Vehicle Corporation dated March 21, 2012*
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Furnished herewith, XBLR (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2012	By: /s/ Steven Schneider
Name: Steven Schneider
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 21, 2012	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 21, 2012	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial Officer)