Form 10-Q
period 2012-06-30
ZAP
filed 2012-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Yes  ☐   No  ☒

As of August 13, 2012, there were 300,156,177 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$499	$5,859
Restricted Cash	13,146	6,128
Marketable Securities	1,289	1,830
Notes receivable from Jonway Auto dealers	1,117	1,457
Accounts receivable, net of allowance of $15 in 2012 and $9 in 2011	2,946	2,963
Inventories, net	16,190	11,118
Prepaid expenses and other current assets	2,554	1,984
Total current assets	37,741	31,339

Property, plant and equipment, net	57,283	46,953
Land use rights, net	9,865	10,075

Other assets:
Investment in joint ventures	1,017	1,290
Distribution fees for Jonway Products and
Better Worlds Products	12,359	13,439
Intangible assets, net	4,776	5,002
Goodwill	324	324
Due from related party	3,375	1,137
Advance payments to related party	—	11,616
Deposits and other assets	338	313
Total other assets	22,189	33,121
Total assets	$127,078	$121,488

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$3,676	$5,485
Accounts payable	19,787	15,164
Accrued liabilities	6,011	8,030
Notes payable	26,124	10,528
Advances from customers	1,695	1,971
Taxes payable	325	885
Due to related party	228	2,122
Other payables	2,209	2,116
Total current liabilities	60,055	46,301

Long term liabilities:
Accrued warranty costs	799	592
Senior convertible debt	18,916	19,000
Total long term liabilities	19,715	19,592
Total liabilities	79,770	65,893

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
300,156,120 and 297,746,376 shares issued and
outstanding at June 30, 2012 and December 31, 2011, respectively	229,140	225,378
Accumulated other comprehensive income	431	1,051
Accumulated deficit	(203,596)	(195,596)
Total ZAP shareholders’ equity	25,975	30,833
Non-controlling interest	21,333	24,762
Total equity	47,308	55,595
Total liabilities and equity	$127,078	$121,488

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
 (In thousands, except per share data)
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,
	2012	2011	2012	2011
		Restated		Restated

Net sales	$12,705	$16,266	$24,886	$27,974

Cost of goods sold	11,675	14,711	23,154	25,384

Gross profit	1,030	1,555	1,732	2,590
Operating expenses:
Sales and marketing	3,469	3,473	5,581	5,345
General and administrative	2,805	4,213	5,296	7,682
Research and development	814	1,119	1,093	1,881
Total operating expenses	7,088	8,805	11,970	14,908
Loss from operations	(6,058)	(7,250)	(10,238)	(12,318)
Other income (expense):

Interest expense, net	(957)	(6,978)	(1,443)	(8,828)
Loss from equity in Joint Venture	(152)	(88)	(273)	(161)
Loss on financial instruments	—	10	—	(358)
Other income (expense), net	231	636	468	789
Total other income (expense)	(878)	(6,420)	(1,248)	(8,558)
Loss before income taxes	(6,936)	(13,670)	(11,486)	(20,876)
Income tax (benefit)	92	(9)	130	15
Net loss	(6,844)	(13,679)	(11,356)	(20,861)
Net loss attributable to non controlling interest	(2,282)	(1,114)	(3,355)	(1,684)
Net loss attributable to Zap	$(4,562)	$(12,565)	$(8,001)	$(19,177)

Net loss	$(6,844)	$(13,679)	$(11,356)	$(20,861)
Other Comprehensive income (loss)
Foreign currency translation gain (loss)	34	849	(153)	1,163
Net unrealized (loss) on securities available for sale	(67)	(231)	(541)	(517)

Comprehensive loss	(6,877)	(13,061)	(12,050)	(20,215)
Comprehensive loss attributable to non controlling interest	(2,263)	(698)	(3,428)	(1,114)

Comprehensive loss attributable to ZAP	$(4,614)	$(12,363)	$(8,622)	$(19,101)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	298,127	214,316	298,891	211,808

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	For the Six Months ended June 30,
	2012	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,356)	$(20,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,588	1,013
Change in fair value of derivative liability	—	358
Depreciation and amortization	3,605	3,286
Provision for doubtful accounts	50	2
Inventory Reserve	47	12
Loss from joint venture and other investments	273	161
Loss on disposal of equipment	10	(29)
Management fee due to related party	—	1,250
Convertible debt discount	410	8,108
Deferred Taxes	(130)	—
Changes in assets and liabilities
Notes receivable	335	4,287
Accounts receivable	(44)	1,338
Inventories	(5,145)	2,414
Prepaid expenses and other current assets	(466)	(401)
Due from related parties	(2,242)	—
Accounts payable	4,653	(1,147)
Accrued liabilities and warranty costs	(93)	2,173
Other payables	89	—
Advances from customers	(269)	(1,389)
Taxes payable	(557)	(600)
Net cash used in operating activities	(9,242)	(25)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 51% Interest in Zhejiang Jonway Automobile , net	—	(18,477)
Acquisition of property and equipment	(1,004)	(580)
Proceeds from sale of equipment	1	81
Net cash flows used in investing activities:	(1,003)	(18,976)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in restricted cash	(7,030)	1,957
Repayment of notes payable	(2,589)	(3,127)
Proceeds from notes payable	18,203	—
Proceeds from issuance of common stock	—	331
Repayment to related parties	(1,886)	—
Proceeds from issuance of convertible debt	—	19,000
Proceeds from stock subscription agreement	—	2,000
Proceeds from short term loans	3,051	1,535
Repayment of short term loans	(4,842)	(2,011)
Net cash provided by (used in) financing activities	4,907	19,685
Effect of exchange rate changes on cash and cash equivalents	(22)	16
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,360)	700
CASH AND CASH EQUIVALENTS, beginning of period	5,859	1,503
CASH AND CASH EQUIVALENT, end of period	499	$2,203

Supplemental disclosure of cash flow information:
Cash paid during period for interest	812	$—
Cash paid during period for taxes	—	$4

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

Jonway is preparing for certification of the EV production line by the Chinese electric vehicle authorities, which we expect to occur in the second half of 2012, since we anticipate that the EV production facilities in Jonway will be ready for the certification process in the second half of 2012.  Meanwhile, the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the China type approved EV A380 SUV and EV minivan in the second half of 2012, with the purpose of generating sales by taking advantage of the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,680 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of g the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In May 2012, we launched the gasoline-powered minivan models into China market.  We expect this gasoline minivan series can contribute our business expansion across the world. In the 2nd quarter of 2012, Jonway auto established its two wholly owned subsidiaries, namely, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd. focusing on the vehicle leasing business in Taizhou, China.

 ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico.  These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualitys.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.  These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”).

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

Under the above mentioned credit line of $6.2 million granted by CMB on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22% and is due on August 18, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. During the six months ended June 30, 2012, the Company had repaid $2.1 million and $1.1 million remained outstanding.

In December 2011, Jonway established additional short term bank loans amounting to approximately $2.2 million from three small-size banks based in Taizhou City, which are subject to a Jonway Group guarantee with $790,000 of such loans also secured by bank notes received from Jonway dealers. The $2.2 million  was repaid on March 31, 2012.

On March 31, 2012, to support the monthly business performance target of CMB, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520,000 which was drawn down on March 31, 2012, and repaid on April 1, 2012.

In May 2012, we were approved up to an aggregate of $ 7.1 million of bank facility from the Sanmen Branch of CITIC Bank (“CITIC”)  through Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by land and buildings on this land  owned by Jonway and guaranteed by Jonway Group.

Under the above mentioned credit line of $7.1  million granted by CITIC , Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.6  million which was drawn down on May 25, 2012.  The annual interest rate is 8.33% and is due on December 28, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012  in which land use right over one parcels of land  and the buildings on this land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $5.6 million of the credit line was executed through the issuance of bank acceptance notes by CITIC to  Jonway suppliers for the due payables.

During the quarter ended June 30, 2012,  Jonway entered into additional short term loan  agreements with various banks based in Taizhou city for proceeds aggregating approximately $1 million. Such bank loans are secured by Jonway Group, certain individuals and Jonway’s property, plant and equipment.

As of June 30, 2012, Jonway had $3.6 million in short term bank loans, which are borrowed from the above stated China-based banks with interest rates ranging from 7.22% to 9.47% per annum due through August 18, 2012.

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

NOTE 2 - RESTATEMENT OF MARCH 2011 UNAUDITED QUARTERLY FINANCIAL STATEMENTS

On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Jonway.  The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in the unaudited financial statements for the three and six months ended June 30, 2011 represented management’s best estimate of fair values as of the Closing Date.

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

Account	Provisional amount as of January 21, 2011	Adjustment based on final valuation report	Revised amount recorded as of January 21, 2011
Inventory	$12,715	$25	$12,740
Property and Equipment	46,322	10,749	57,071
Other liabilities assumed	(14,524)	166	(14,358)
Goodwill and Intangible Assets	23,794	(18,412)	5,382
Purchase option	2,695	(310)	2,385
Non controlling interest	(31,875)	3,662	(28,213)

	$39,127	$(4,120)	$35,007

	As reported at June 30, 2011	Adjustments to the six months ended June 30, 2011	As restated at June 30, 2011
Cost of goods sold	$25,359	$25	$25,384
Amortization and Depreciation	6,063	(2,777)	3,286

	$31,422	$(2,752)	$28,670

As a result, the Company restated its 2011 first quarter financial information to reflect the final measurement of the fair value of the assets acquired. The financial information in this quarterly report reflects the restated financial information.

Amounts in (‘000s)	June 30, 2011
Net assets as reported	$61,936
Adjustments	(4,342)

Restated net assets	$57,594

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net loss as reported	$(13,715)	$(23,613)
Adjustments	36	2,752

Restated loss	$(13,679)	$(20,861)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Loss per Share

Basic and diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Outstanding common stock options, warrants and debentures totaled 88.7 million shares and 100.7 million shares at June 30, 2012 and 2011, respectively. ZAP also had outstanding convertible debt, which is convertible into 188 million shares of ZAP common stock at June 30, 2012.

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

Accounts and Notes Receivable

Accounts receivable consist mainly of receivables from our established dealer network.  Notes receivable balances consist of bank acceptance notes received from various Jonway dealers to finance such dealer’s purchase of our vehicles products.  These bank acceptance notes can be endorsed to settle the payables to Jonway suppliers or discounted to fund cash flows. These notes are a means of financing working capital for orders that were placed by these dealers. A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.   The allowance for doubtful accounts was $15,000 and $9,000 at June 30, 2012 and December 31, 2011, respectively.

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

During the six months ended June 30, 2011, derivative liabilities were converted into 4.3 million shares of ZAP stock. At June 30, 2011 and June 30, 2012, the Company did not have any derivative liabilities.

 The following table set forth a summary of changes in the fair value of Level 3 liabilities for the 3 months ended June 30, 2011 (in thousands):

	Balance	Exercise	Change in	Balance
	3/31/2011	of warrants	fair value	6/30/2011
Derivative Liabilities	$201	$(70)	$10	$0

The following table summarizes those assets and liabilities measured at fair value on a recurring basis (in thousands):

                                                                                               June 30, 2012
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,289	—	—	$1,289

                                                                                                        December 31, 2011
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,830	—	—	$1,830
____________

(1)	Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange

The Company’s other financial instruments at June 30, 2012 consist of cash and cash equivalents, accounts and notes receivable, accounts payable and debt. For the period ended June 30, 2012 the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

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

Reclassifications

Certain amounts from prior period have been reclassified to conform to the current period’s presentation.

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
_______________

(a)	The Jonway trade name has been determined to have an indefinite life.

(b)	In-process research and development is accounted for as an indefinite life intangible asset until the completion or abandonment of the associated research and development efforts.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $0 and $204,000 for the periods ended June 30, 2012 and 2011, respectively. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

	For the Six Months ended June 30, 2011 Restated	For the Three Months ended June 30, 2011 Restated
Net sales	$27,974	$16,266
Net loss	(20,861)	(13,679)
Net loss per common share, basic and diluted	$(0.09)	$(0.06)
Shares outstanding, basic and diluted	211,808	214,316

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

NOTE 5 – INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Advanced technology vehicles	$942	$713
Vehicles-conventional	9,516	4,630
WIP Jonway SUV’s	1,975	2,234
Parts and supplies	4,978	4,879
Finished goods	402	240
	17,813	12,696
Less-inventory reserve	(1,623)	(1,578)
	$16,190	$11,118

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011

Buildings and improvements	$21,610	$21,649
Machinery and equipment	51,946	39,566
Office furniture and equipment	453	415
Leasehold improvements	37	37
Vehicles	896	745
	74,942	62, 412
Less - accumulated depreciation
and amortization	(17,659)	(15,459)
	$57,283	$46,953

Four pieces of land were acquired from the acquisition of Jonway auto in 2011, all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of June 30, 2012 and December 31, 2011, intangible assets consist of the following:

	June 30, 2012	December 31, 2011

Land use right	$10,433	$10,518
Software	97	92
	10,530	10,610
Less: accumulated amortization	(665)	(535)
	$9,865	$10,075

Depreciation and amortization expense was $2.3 million and $2 million for the six months, $1.2 million and $1.3 million for the three months  ended June 30, 2012 and 2011, respectively.

NOTE 7 – GOODWILL & OTHER INTANGIBLES

The goodwill and other intangible assets at June 30, 2012 are summarized as follows:

	Useful Life (In Years)	Net Book Value 12/31/2011	Accumulated Amortization 6/30/2012		Net Book Value 6/30/2012
Patents and Trademarks	7	$75	$	(12)	$63
Customer Relationships	8.5	$6926932		$(47)	$645
Developed Technology	7	$1,879		$(167)	$1,712
In Process Technology		$183		$—	$183
Trade name		$2,173		$—	$2,173
Intangibles		$5,002		$(226)	$4,776
Goodwill Assets		$324		$—	$324
		$$5,326		$(226)	$5,100

Amortization was $211 and $430 for the six months ended June 30, 2012 and 2011, and $106 and $229 for the three months ended June 30, 2012 and 2011,  respectively.

NOTE 8 – DISTRIBUTION AGREEMENTS

Distribution agreements as of June 30, 2012 and December 31, 2011 are presented below (in thousands):

	June 30, 2012	December 31, 2011

Better World Products	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(4,200)	(3,121)
	$12,360	$13,439

Amortization was $1.1 million for both the six months ended June 30, 2012 and 2011, and $560 for both the three months ended June 30, 2012 and 2011, respectively.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of June 30, 2012.

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

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	(136)	(137)	(273)
Balance as of June 30,2012	$418	599	1,017

	June 30, 2012		June 30, 2011

Equity method investments losses	$(273	) (1)	$(161	) (1)
__________

(1)
The Company recorded a loss of $136,000 and $161,000 in ZAP Hangzhou, and a loss of $137,000 and $0 in Shanghai Zapple for the periods ended June 30, 2012 and 2011 respectively. These losses relate to the investment in a non-consolidated joint ventures accounted for under the equity method of accounting.

NOTE 10 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit

In 2011, we were approved for a line of credit up to an aggregate of $6.2 million from the Taizhou Branch of China Merchants Bank through our majority-owned subsidiary, Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by lands owned by Jonway and guaranteed by Jonway Group.

In this May 2012, we were approved up to an aggregate of $ 7.1 million of bank facility from the Sanmen Branch of CITIC Bank (“CITIC”)  through Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by land and buildings on this land  owned by Jonway and guaranteed by Jonway Group.

Short term debt

Under the above mentioned credit line of  $6.2 million granted by Taizhou Branch of China Merchants Bank , on August 19, 2011, Jonway entered into a Credit Agreement with this bank for a revolving short term bank loan in the aggregate amount of approximately $3.2 million which was drawn down by Jonway in 2011.  The annual interest rate is 7.22%. The bank loan under the Credit Agreement is secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $3.0 million of the credit line is available for future executions at the discretion of Jonway Auto. For the six months ended June 30, 2012, the Company had repaid 2.1 million and $1.1 million remained outstanding.

In December 2011, Jonway established additional short term bank loans amounting to over $2.22 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, of which $790 of such loans were secured by bank notes received from Jonway dealers. These loans were repaid on March 31, 2012.

On March 31, 2012, to support the monthly business performance target of Taizhou Branch of China Merchants Bank, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520 which was drawn down on March 31, 2012, and repaid on April 1, 2012.

Under the above mentioned credit line of $7.1 million granted by CITIC , Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.59  million which was drawn down on May 25, 2012.  The annual interest rate is 8.33% and is due on December 28, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012  in which land use right over one parcels of land  and the buildings on this land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $5.6 million of the credit line was executed through the issuance bank acceptance notes by CITIC to  Jonway suppliers for the due payables.

During the quarter ended June 30, 2012, Jonway entered into additional short term loan agreements with various banks based in Taizhou City for proceeds aggregating approximately $1 million. Such bank loans are secured by Jonway Group, certain individuals and Jonway’s property, plant and equipment.

As of June 30, 2012, Jonway had $3.6 million in short term bank loans, which are borrowed from the above stated China-based banks with interest rate range of 7.22% to 9.47% per annum due through December 28, 2012.

	June 30, 2012	December 31, 2011
Loan from China Merchant Bank	$1,044	$3,174
Loan from Taizhou Bank	633	1,428
Loan from Zhejiang Tailong Commercial Bank	316	794
Loan from CITIC Bank	1,583	—
Short term financing insurance premiums	100	89
Total	$3,676	$5,485

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

As of June 30, 2012, the Company has bank acceptance notes payable in the amount of $26.1million. The notes are guaranteed to be paid by the banks and usually for a short-term period of six (6) months. The Company is required to maintain cash deposits at a minimum 40%-60% of the notes payable with these banks, in order to ensure future credit availability. As of June 30, 2012, the restricted cash for the notes was $13.1 million.

Bank acceptance notes - 6 month term for each note issued

	June 30, 2012	December 31, 2011
a) Bank acceptance notes payable to Taizhou Bank	$5,064	$2,451
b) Bank acceptance notes payable to China Merchant Bank	4,557	3,316
c) Bank acceptance notes payable to China Everbright Bank	2,172	4,761
d) Bank acceptance notes payable to Zhejiang Tailong Commercial Bank	1,313	—
e) Bank acceptance notes payable to Zhejiang Sanmen Yin Zuo Village Bank	1,266	—
f) Bank acceptance Notes payable to Shanghai Pudong Development Bank	676	—
g) Bank acceptance Notes payable to CITIC Bank	11,076	—
	$26,124	$10,528

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

The Note was scheduled to mature on February 12, 2012 but was originally extended to August 12, 2012. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of the note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of its conversion and to extend the maturity date until February 12, 2014. The interest accrued through the original maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013. The note accrued interest at a rate per annum of 8% effective to February 12, 2012. After this date, the parties agreed to waive the interest. However, the Company in accordance with ASC-470-10 calculated imputed interest for the non-interest bearing loan between a related party and recorded a discount in the amount of $2.2 million. This amount will be amortized monthly through the maturity date of the note which is August of 2013. The Company has amortized approximately $408,000 for the six months ended June 30, 2012.

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

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2011	29,578	$0.50	6.0	—
Options granted under the plan	—	—	—	—
Options exercised	—	—	—	—
Options forfeited and expired	(2,050)	—	—	—
Outstanding June 30, 2012	27,528	$0.48	6.0	—

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2012 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at June 30, 2012.

As of June 30, 2012, total compensation cost of unvested employee stock options is $2.2 million. This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three and six months ended June 30, 2012, as we have cumulative operating losses, for which a valuation allowance has been established

NOTE 13 – SEGMENT REPORTING

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

The performance of each segment is measured based on its profit or loss from operations to ZAP before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	Total

For the three months ended June 30, 2012:
Net sales	$12,381	$272	$42	$10		$12,705
Gross profit	$899	$45	$33	$53		$1,030
Depreciation, amortization and impairment	$742	$547	$2	$7		$1,298
Net loss	$(4,651)	$(2,077)	$(94)	$(22)		$(6,844)
Total assets	$81,906	$44,222	$631	$319		$127,078

For the three months ended June 30, 2011:
Net sales	$15,721	$102	$249	$194		$16,266
Gross profit	$1,422	$24	$95	$14		$1,555
Depreciation, amortization and impairment	$1,078	$554	$2	$3		$1,637
Net loss	$(2,278)	$(10,803)	$(15)	$(583)	$	(13,679)
Total assets	$82,360	$17,470	$709	$1,053		$101,592

For the six months ended June 30, 2012:
Net sales	$24,370	$386	$115	$16		$24,886
Gross profit (loss)	$1,622	$73	$40	$(3)		$1,732
Depreciation, amortization and impairment	$2,494	$1,093	$4	$14		$3,605
Net loss	$(6,334)	$(4,196)	$(128)	$(190)		$(11,356)
Total assets	$81,906	$44,222	$631	$319		$127,078

For the six months ended June 30, 2011:
Restated
Net sales	$26,668	$302	$614	$390		$27,974
Gross profit	$2,357	$48	$153	$32		$2,590
Depreciation, amortization and impairment	$2,210	$1,063	$4	$9		$3,286
Net loss	$(6,152)	$(13,648)	$(71)	$(990)		$(20,861)
Total assets	$82,360	$17,470	$709	$1,053		$101,592

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.  Jonway Automobile results have been included since the acquisition date of January 21, 2011.

Customer information

Approximately 98% or $24.4 million of our revenues for the six months ended June 30, 2012 are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with some contributing more than 10% of our consolidated revenue.

NOTE 14 – RELATED PARTY

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:

	June 30, 2012	December 31, 2011
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$3,375	$978
Jonway Group	—	159
Total	$3,375	$1,137

Amount due to related parties are follows:
	June 30, 2012	December 31, 2011
Jonway Group	$218	$2,104
Sanmen Branch of Zhejiang UFO Automobile	—	—
Jonway Motor Cycle	10	18
Total	$228	$2,122

Advance payment to Jonway Group	$—	$11,616

Issuance of stock to Jonway Group for the Development and Production of Vehicles

On December 11, 2011, ZAP entered into a Payment Agreement with Jonway Group pursuant to which ZAP paid Jonway Group for the already completed interior and exterior design, R&D activities, testing and trial production and molding equipments etc. of the mini-van product platform, and the Alias interior and exterior design and molding, which is underway. Pursuant to the Payment Agreement, ZAP agreed to grant Jonway Group 70 million shares of ZAP’s Common Stock valued at $15.4 million. All intellectual property rights related to the work performed by Jonway Group for the mini-van and Alias shall be owned by ZAP. During the year ended December 31, 2011, $3.78 million of the payment of $15.4 million was recognized as R&D expense in ZAP, with the remaining $11.6 million, which was recorded as an advance payment to Jonway Group, has been reclassified to machinery and equipment.

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011 Jonway entered into a Promissory Note with Jonway Group pursuant to which Jonway borrowed $3 million to be repaid on demand.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash.  As of December 31, 2011, $1.6 million had been advanced to Jonway Auto under the Promissory Note arrangement and was repaid in January 2012.

On December 11, 2011, ZAP entered into a Down Payment Convertible Note with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of June 30, 2012, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the period ended June 30, 2012 Jonway made purchases from Jonway Group for a total of $766.

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

Rental Agreements

The Company rented office space, land and warehouse space from its former CEO and a major shareholder. Mr. Steven Schneider.  These properties was used to operate a car outlet and to store inventory. Rental expense was approximately $46,200 for the period ended June 30, 2011. The company discontinued paying rent in August, 2011.

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

Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya. On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services for the year ended December 31, 2010.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly but fees paid in subsequent periods are subject to renegotiation based on the fair market values of services rendered, and the management fee was payable in cash or in common stock of ZAP at $0.50 per share.  Five million shares were issued to Cathaya Capital L.P. in payment of this fee for the year ended December 31, 2010.  No management fee  payment was made for 2011.

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

NOTE 15 - INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

 US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three and six months ended June 30, 2012 and 2011 was 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provisions for income taxes have been made as the Company has no taxable income for the periods.  $38 of tax benefits were recognized due to the change in the deferred tax assets.

Loss before income taxes consisted of:

	For Three Months Ended		For Six Months Ended
	June, 30,		June, 30,
	2012	2011	2012	2011
		Restated		Restated

US	$(2,193)	$(11,398)	$(4,514)	$(17,381)
PRC	(4,743)	(2,272)	(6,972)	(3,495)
	$(6,936)	$(13,670)	$(11,486)	$(20,876)

Provision (Benefit) for income taxes consisted of:

	For Three Months Ended		For Six Months Ended
	June, 30,		June, 30,
	2012	2011	2012	2011
		Restated		Restated
Current provision:
US	$—	$3	$—	$4
PRC	—	—	—	—
Total current provision	—	3	—	4
Deferred provision (benefit):
US	—	—	—	—
PRC	(92)	6	(130)	(19)
Total Deferred provision (benefit)	(92)	6	(130)	(19)
Total provision / (benefit) for income taxes	$(92)	$9	$(130)	$(15)

NOTE 16 – LITIGATION

The Company is in dispute with its warehouse landlord regarding lease payments and other amounts claimed by the landlord. The landlord is also is in dispute with ZAP over alleged office space and renovations on the 9th Street property which ZAP had vacated.

The Company is also entering into mediation with a former contracted employee with regard to wrongful termination.

The Company received demand for arbitration for payment from two parties for professional, legal and engineering work performed.

A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  No action is pending at this time.

The Company has accrued for estimated expenses related to above claims.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment agreement

As of Jan 16, 2011, the Company entered into employment agreements with Benjamin Zhu. The agreement provides for an annual salary of $140,000 for each year for the term of the agreement with Mr. Zhu.

On June 18, 2012, the Company also entered into an employment agreement with Charles Schillings as its Chief Operating Officer. The agreement provides for an annual salary of $144,000 for a three month initial term with an automatic extension of nine months. After one year, annual renewals will continue unless the agreement is terminated by the either party. On August 7, 2012, Mr. Schillings was appointed as the Co-Chief Executive Officer (Co-CEO) to lead U.S. and International operations alongside with Alex Wang,  the Co-CEO for ZAP Jonway's China division.

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $4,130 through June 30, 2012. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 18 – SUBSEQUENT EVENTS

Dealership Financing

At the end of July 2012, we received US$12.7 million in dealership financing from China Everbright Bank to finance the purchase of vehicles for sale at qualified dealerships in China.

The dealership financing obtained by Jonway Auto is for authorized, eligible and approved Jonway Auto dealers in China. It is a new model of financing support that Jonway Auto was able to negotiate with China Everbright Bank after more than 1 year of due diligence. The fund is available for qualified dealers to finance “flooring” of the vehicles purchased to be sold in the dealership. The dealership has to be qualified by China Everbright Bank and the approved amount of loan for that dealership is drawn down based on the value of the orders placed with Jonway Auto. The bank pays Jonway Auto for the orders placed and the dealer repays the bank when the vehicles are sold. The dealer is liable for repayment of the loan as the vehicles are sold over a six month period. Jonway Auto provides the guarantee behind this repayment. This is a revolving credit line that is drawn down and repaid as the vehicles are bought and sold by qualified dealers. The overall amount available could increase as the business of each dealership grows.

Appointment of Co-Chief Executive Officer

On August 7, 2012 the Board of Directors (the “Board”) of ZAP (the “Company”) elected Charles Schillings as the Company’s Co-Chief Executive Officer.  Mr. Schillings who is the currently the Chief Operating Officer of the Company will serve as Co-Chief Executive Officer with Alex Wang who has been the Company’s Co-Chief Executive Officer since October of 2010.

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

On May 19, 2012 we launched sales for its gasoline minivan models with the brand name of new Five Star van on May 19, including an unveiling and celebration with dealers, employees, government officials and media at our Sanmen Factory in China. The Five Star minivan is distinctively designed, economical and versatile and will open new markets for ZAP JONWAY, one of China's newest automakers since launching production in 2009.We are establishing Five Star as a new brand and separate dealer network to expand its market in dense urban areas, with families, small businesses, governments and corporations..  Our Five Star will be very competitive in China, a market that has grown with the economy and commercial vehicle subsidies. The largest seller of minivans, SGM Wuling Auto (“SGM W”), reported sales volume of 534,000 units of Sunshine minivan model in 2011. We believe that the quality and pricing of our new Five Star minivan will allow it to gain a significant share of this market. Priced from RMB37,800 (US$5,975), the Five Star model is 15 percent less than SGM W base version while sharing features like a 1.1-liter four-cylinder engine.

In May 2012, Jonway Auto established its two wholly owned subsidiaries, namely, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd. focusing on the vehicle leasing business in Taizhou, China. These both subsidiaries setting-up will facilitate our business diversification and new business model development.

We operate our business in four reportable segments:  Jonway Conventional Vehicles, Advanced Technology, Consumer Product and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicle Segment represents the manufacture and sales of vehicles through distributors in China and abroad. The Advanced Technology segment represents the sales activity of advanced technology vehicles to ZAP dealers throughout the U.S.  The Consumer Product segment represents sales of our ZAPPY 3, a three wheeled electric scooter, and the overall corporate expenses of ZAP. Many of these expenses relate to the overall development of our core business, electric consumer products.  The Car Outlet segment represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles

The board of ZAP has demanded that Co-CEO Alex Wang resolve the conflict of interest in Jonway Group’s purchase of the Aptera asset and the formation of the new company Aptera (same name as the product) in the USA. Alex Wang has agreed to transfer the asset ownership of Aptera to Jonway Auto but this currently remains unresolved.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months ended June 30		Six Months ended June 30
	2012	2011	2012	2011
Statements of Operations Data:				Restated
Net sales	100.0%	100.0%	100%	100%
Cost of sales	(91.9)	(90.4)	(93.0)	(90.8)
Operating expenses	(55.8)	(54.1)	(48.1)	(53.5)
Loss from operations	(47.7)	(44.6)	(41.1)	(44.0)
Net loss attributable to ZAP	(35.9)	(77.2)	(32.2)	(68.6)

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

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Net sales for the quarter ended June 30, 2012 were $12.7 million as compared to $16.3 million for the period ended June 30, 2011.

Jonway Auto’s revenue for the second quarter ended June 30, 2012 decreased by $3.3 million from $15.7 million for the quarter ended June 30, 2011 compared to $12.4 million in second quarter ended June 30, 2012. The sales volume decreased due to  the following factors: (i) :more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Jonway ‘s upgraded A380 did not  launch into market in time to compete with these competitors (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this first quarter compared to same quarter in 2011 was 7.6%, which is the lowest level in the past three years).

Our second quarter sales of Advanced Technology segment sales decreased by $183,000 from $194,000 for the period ended June 30,  2011 to $11,000 for the period ended June 30, 2012, The decrease is primarily due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot experienced a decrease of $ 207,000 in sales for the second quarter from $249,000 in 2011 to $42,000 in 2012. The car outlet was adversely affected by a supply limitation on the number of consigned vehicles for resale.

In our Consumer Product segment second quarter sales increased from $102,000 in 2011 to $272,000 in 2012.  The increase is primarily due to a bulk sale to a new customer of our ZAPPY 3 electric scooters.

Gross profit decreased by $525,000 from a gross profit of $1.6 million for the second quarter ended June 30, 2011 to a gross profit of $ 1million for the quarter ended June 30, 2012.

Jonway Auto’s gross profit decreased by $523,000 from $1.4 million in the second quarter of 2011 to $900,000 for the second quarter ended June 30, 2012. The decrease was primarily due to a new price reduction program to the existing SUV models while the upgraded models with higher gross profit were not launched into market in this second quarter. In order to deal with the increasing competition in SUV market in China, Jonway auto initiated its price reduction program to end users throughout the 1st half of 2012. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

Advanced Technology vehicles gross profit increased $39,000 from a $14,000 gross profit for the period ended June 30, 2011 to a gross profit of $53,000 for the period ended June 30, 2012.  The increase was primarily due to decrease in the amount of reserves included in calculating the lower of cost or market for inventory vehicles.

The Consumer Products segment experienced an increase in gross profit in the second quarter from $24,000 in 2011 to a gross profit of $45,000 in 2012. The decrease was due to a decrease in sales volume.

Our retail car lot gross profits decreased by $62,000 from $95,000 for the quarter ended June 30, 2011 to $33,000 for the quarter ended June 30, 2012. The lower profits are due tighter margins on purchased resale versus those on consignment.

Sales and marketing expenses stayed consistently at $3.5 million for the three month periods ended June 30, 2012 and 2011.  As a percentage of sales the expense increased from 21.3% for the quarter ended June 30, 2011 to 27.3% for the quarter ended June 30, 2012. During the second quarter ended June 30, 2012 Jonway Auto increased  dealer incentives in an effort to increase vehicle sales.

General and administrative expenses decreased by $ 1.4 million from $4.2 million for the quarter ended June 30, 2011 to $2.8 million in 2012. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, (ii) fewer professional fees in 2012 in the prior year we experienced non–recurring professional fees in connection with the Jonway acquisition in January of 2011 and (iii) finally, the elimination of the management fee to Cathaya Capital L.P that was previously expensed in the second quarter of 2011.

Research and development expenses decreased by $305,000 from $1.1 million for the second quarter ended June 30, 2011 to $ 814,000 for the second quarter ended June 30, 2012. The decrease was primarily due to fewer projects scheduled for the second quarter of 2012. In the prior year’s quarter ended June 30, 2011, we incurred Research and Development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

Interest expense decreased by $6 million from $6.9 million in second quarter 2011 to $957,000 in second quarter of 2012. In 2011, the amortization on the previous years discount on the convertible debt was significantly more.

Other income decreased by $405,000 from $636,000 for the period ended June 30, 2011 to $231,000 for the period ended June 30, 2012.  This amount mainly represents decrease in the sales of metal scrap by Jonway in 2012.

Net loss for the second quarter ended June 30, 2012 was $6.8 million as compared to a loss   of $13.7 million for the period ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales decreased by $3 million in the six months ended June 30, 2012 from $27.9 million for the six months ended June 30, 2011 to $24.9 million in June 30, 2012.

Jonway auto’s revenue for the six months ended June 30, 2012 decreased by $2.3 million from $26.7 million for the six months ended June 30, 2011 compared to $24.4 million for the six months ended June 30, 2011. The sales volume decreased due to  the following factors: (i) :more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Jonway ‘s upgraded A380 did not  launch into market in time to compete with these competitors (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the 1st half of 2012 (the GDP increase rate for this 1st half of 2012 compared to same quarter in 2011 was 7.8%, which is the lowest level in the past three years).

Sales in the Advanced Technology segment decreased by $374,000 from $390,000 in 2011 to $16,000 in 2012 for the six months ended June 30. The tight U.S. credit and general economic conditions negatively impacted our dealer sales in the first six months of 2012.

We experienced an increase of $84,000 in sales of consumer products from $302,000 in 2011 to $386,000 in 2012 due to increases in ZAPPY 3 scooters sold to a single customer for resale.

Our retail car lot experienced a decrease in sales of $499,000 from $614,000 in 2011 to $115,000 in 2012. The decrease was due to a decrease in the consignment cars available for sale and a general downturn in the economy. Due to the current recession many consumers chose lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross profit decreased by $858,000 from $2.6 million for the Six Months ended June 30, 2011 to $1.7 million for the six months ended June 30, 2012.  The decrease in gross profit in the six months ended June 30, 2012 principally related to the lower profits on the manufacturing of Jonway Auto’s vehicles.

Jonway auto’s gross profit decreased by $735,000 from $2.3 million for the first six months of 2011 to $1.6 million for the six months ended June 30, 2012. The decrease was primarily due to a new price reduction program to its existing models while the upgraded models with higher gross profit were not launched into market in the six months ended June 30, 2012. In order to deal with the increasing competition in SUV market in China, Jonway auto initiated its price reduction program to end users throughout the first six months of 2012. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

In our Advanced Technology segment our gross profit decreased by $35,000 from a gross profit of $32,000 for the six months ended June 30, 2011 to a gross loss of $3,000 for the six months ended June 30, 2012.  The decrease was due to fewer sales of the XL models for designed for fleets.

In our Consumer Products segment we experienced an increase of $25,000 in gross profits from a gross profit of $48,000 in 2011 to a gross profit of $73,000 in 2012. The increase was due to the sales of the Zappy 3 Pro to a major customer.

Gross profits in our retail car lot decreased by $113,000 from $153,000 for the Six Months ended June 30, 2011 to $40,000 for the Six Months ended June 30, 2012. The decrease in gross profits was due to lower sales volumes and a decline of consignment cars available for sale.

Sales and marketing expenses in the first Six Months of 2012 increased by $236,000 from $5.3 million in 2011 to $5.6 million in 2012.  As a percentage of sales the expense increased from 19.1% for the six months ended June 30, 2011 to 22.4% for the six months ended June 30, 2012. During the six months ended June 30, 2012 Jonway Auto increased dealer incentives in an effort to increase vehicle sales.

General and administrative expenses for the Six Months ended June 30, 2012 decreased by approximately $2.4 million, from $7.7 million in 2011 to $5.3 million in 2012. The decrease was due to the following : The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, (ii) fewer professional fees in 2012  in the prior year we experienced non –recurring professional fees in connection with the Jonway acquisition in January of 2011 and (iii) finally, the elimination of the management fee to Cathaya Capital L.P that was previously expensed in the first six months of 2011.

Research and development expenses decreased by $788,000 from $1.9 million in 2011 to $1.1 million in 2012. The increase was the result of fewer projects scheduled for the first six months of 2012.

Interest expense, net decreased by $7.4 million from an interest expense of $8.8 million for the first Six Months of 2011 to interest expense of $1.4 million in the Six Months ended June 30, 2012.The decrease was due to In 2011, the amortization on the previous years discount on the convertible debt was significantly more.

Other income (expense) decreased $312,000 from $780,000 for the first six months of 2011 to other income of $468,000 in the second quarter of 2012.  The increase was due to less sales of scrap metal by Jonway Auto.

Net loss for the six Months ended June 30, 2012 was $11.3 million loss compared to a $20.9 million loss for the six months ended June 30, 2011.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At June 30, 2012, we believe that we will have sufficient liquidity required to conduct operations through June 30, 2013.

In January 2011, ZAP issued $19 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition.  On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP.  In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $18.9 million with a new maturity date of August 12, 2013.

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

In the first six months of 2012, the net cash used for operating activities was $9.2 million.  Cash used in the first six months of 2012 was comprised of the net loss incurred for the first six months of $11.4 million plus net non-cash expenses of $5.9 million and the net increase of $3.7 million in operating assets and liabilities. In the first six months of 2011, net cash used for operating activities was $25,000. Cash used in the first six months of 2011 was comprised of the net loss incurred for the first six months of $20.9 million plus net non-cash expenses of $14.2 million and the net increase of $6.7 million in operating assets and liabilities.

Investing activities used cash of $1.0million and $19.0 million in the first six months ended June 30, 2012 and 2011, respectively. In 2011, $18.5 million was utilized for the 51% acquisition of Jonway Automobile. In addition, $1.0 million and $580,000 was used for the purchase of equipment for the period ended June 30, 2012 and 2011, respectively.

Financing activities for the first six months ended June 30, 2012 provided cash of $4.9 million compared with financing activities that provided cash of $19.7 million in 2011. During the first six months of 2012, we provided cash of $21.2 million in short term financing and used cash of $1.9 million for repayment to related parties, $4.9 million for repayment of short term debt, $2.6 million for repayment of notes payable and the change in restricted cash of $7 million.

In the first six months of 2011, we issued $19 million in convertible debt to China Electric Vehicle Corporation, a related party to ZAP. The proceeds were utilized to complete the acquisition of the 51% interest in Jonway.

The Company had cash of $499,000 at June 30, 2012 as compared to $5.9 million at December 31, 2011. The Company had working capital deficits of $22.3 million and $14.9 million for the periods ended June 30, 2012 and December 31, 2011 respectively.

In the event that we require additional liquidity, our principal shareholders, Cathaya Capital L.P. and Jonway Group, have agreed to provide the necessary support to meet our financial obligations through June 2013.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience. The allowance for doubtful accounts was $15,000 and $9,000 at June 30, 2012 and December 31, 2011 respectively.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Mine safety disclosure

Not Applicable

Item 5.    Other Information

Item 6.    Exhibits

(b) Exhibits.

Exhibit Number	Description
10.3	Employment Agreement, dated July 31, 2012, by and between ZAP and Chuck Schillings.
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[FINANCIAL PRINTER:  INSERT XBRL EXHIBITS]

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

Dated: August 14, 2012	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: August 14, 2012	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial Officer)