Form 10-Q/A
period 2012-06-30
ZAP
filed 2012-09-13
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Yes  ☐   No  ☒

As of August 14, 2012, there were 300,156,177 shares outstanding of the registrant’s common stock.

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

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
 (In thousands, except per share data)
(Unaudited)

	For the Three Months ended June 30,	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Six Months ended June 30,
	2012	2011	2012	2011
		Restated		Restated

Net sales	$12,705	$16,266	$24,886	$27,974

Cost of goods sold	11,675	14,711	23,154	25,384

Gross profit	1,030	1,555	1,732	2,590
Operating expenses:
Sales and marketing	3,469	3,473	5,581	5,345
General and administrative	2,805	4,213	5,296	7,682
Research and development	814	1,119	1,093	1,881
Total operating expenses	7,088	8,805	11,970	14,908
Loss from operations	(6,058)	(7,250)	(10,238)	(12,318)
Other income (expense):

Interest expense, net	(957)	(6,978)	(1,443)	(8,828)
Loss from equity in Joint Venture	(152)	(88)	(273)	(161)
Loss on financial instruments	—	10	—	(358)
Other income (expense), net	231	636	468	789
Total other income (expense)	(878)	(6,420)	(1,248)	(8,558)
Loss before income taxes	(6,936)	(13,670)	(11,486)	(20,876)
Income (tax) benefit	92	(9)	130	15
Net loss	(6,844)	(13,679)	(11,356)	(20,861)
Net loss attributable to non controlling interest	(2,282)	(1,114)	(3,355)	(1,684)
Net loss attributable to Zap	$(4,562)	$(12,565)	$(8,001)	$(19,177)

Net loss	$(6,844)	$(13,679)	$(11,356)	$(20,861)
Other Comprehensive income (loss)
Foreign currency translation gain (loss)	34	849	(153)	1,163
Net unrealized (loss) on securities available for sale	(67)	(231)	(541)	(517)

Comprehensive loss	(6,877)	(13,061)	(12,050)	(20,215)
Comprehensive loss attributable to non controlling interest	(2,263)	(698)	(3,428)	(1,114)

Comprehensive loss attributable to ZAP	$(4,614)	$(12,363)	$(8,622)	$(19,101)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	298,127	214,316	298,891	211,808

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

 ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico.  These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and quality.

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

Intangible Assets-Finite

Intangible assets consist of patents, trademarks, land use rights, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 8.5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred.

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

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$993
Restricted cash	3,088
Inventories, net	12,740
Property & equipment	57,071
Other tangible assets	11,472
Accounts payable	(14,549)
Notes payable	(4,261)
Other liabilities assumed	(14,358)
Net tangible assets acquired	52,196
Goodwill and intangible assets	5,382

Net assets acquired	57,578
Non controlling interest - fair value	(28,213)
Option to purchase remaining 49%	2,385
Purchase price	$31,750

The fair value of the major components of the intangible assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Date of Acquisition Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$745	8
Developed technology	2,076	7
Tradename	2,078	(a)
In-process research and development costs	175	(b)
Total	5,074
Goodwill	308
	$5,382
_______________

(a)	The Jonway trade name has been determined to have an indefinite life.

(b)	In-process research and development is accounted for as an indefinite life intangible asset until the completion or abandonment of the associated research and development efforts.

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

NOTE 7 – GOODWILL & OTHER INTANGIBLES

The goodwill and other intangible assets at June 30, 2012 are summarized as follows:

	Useful Life (In Years)	Net Book Value 12/31/2011	Accumulated Amortization 6/30/2012		Net Book Value 6/30/2012
Patents and Trademarks	7	$75	$	(12)	$63
Customer Relationships	8.5	$692		$(47)	$645
Developed Technology	7	$1,879		$(167)	$1,712
In Process Technology		$183		$—	$183
Trade name		$2,173		$—	$2,173
Intangibles		$5,002		$(226)	$4,776
Goodwill Assets		$324		$—	$324
		$$5,326		$(226)	$5,100

Amortization was $211 and $430 for the six months ended June 30, 2012 and 2011, and $106 and $229 for the three months ended June 30, 2012 and 2011,  respectively.

NOTE 8 – DISTRIBUTION AGREEMENTS

Distribution agreements as of June 30, 2012 and December 31, 2011 are presented below (in thousands):

	June 30, 2012	December 31, 2011

Better World Products	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(4,201)	(3,121)
	$12,359	$13,439

Amortization was $1.1 million for both the six months ended June 30, 2012 and 2011, and $560,000 for both the three months ended June 30, 2012 and 2011, respectively.

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

In December 2011, Jonway established additional short term bank loans amounting to over $2.2 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, of which $790 of such loans were secured by bank notes received from Jonway dealers. These loans were repaid on March 31, 2012.

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

	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2011	29,578	$0.50	6.0	—
Options granted under the plan	—	—	—	—
Options exercised	—	—	—	—
Options forfeited and expired	(2,050)	—	—	—
Outstanding June 30, 2012	27,528	$0.48	6.0	—

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

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011 Jonway entered into a Promissory Note with Jonway Group pursuant to which Jonway can borrow up to $3 million to be repaid on demand.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  All unpaid principal, together with any then unpaid and accrued interest, are due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash.  As of December 31, 2011, $1.6 million had been advanced to Jonway Auto under the Promissory Note arrangement and was repaid in January 2012.

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

Item 1B. Unresolved Staff Comments

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Mine safety disclosure

Not Applicable

Item 5.    Other Information

Item 6.    Exhibits

(b) Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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