Form 10-Q
period 2012-09-30
ZAP
filed 2012-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Yes  ☐   No  ☒

As of November 14, 2012, there were 300,156,177 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2012	2011

Current assets:

Cash and cash equivalents	$567	$5,859
Restricted Cash	15,122	6,128
Marketable Securities	1,422	1,830
Notes receivable from Jonway Auto dealers	1,152	1,457
Accounts receivable, net of allowance of $286 in 2012 and $9 in 2011	3,846	2,963
Inventories, net	15,051	11,118
Prepaid expenses and other current assets	2,782	1,984
Total current assets	39,942	31,339

Property, plant and equipment, net	56,654	46,953
Land use rights, net	9,808	10,075

Other assets:
Investment in joint ventures	994	1,290
Distribution fee for Jonway Products and
Better Worlds Products	11,819	13,439
Intangible assets, net	4,672	5,002
Goodwill	324	324
Due from related party	4,678	1,137
Advance payments to related party	--	11,616
Deposits and other assets	328	313
Total other assets	22,815	33,121
Total assets	$129,219	$121,488

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$2,612	$5,485
Senior convertible debt	19,301	-
Accounts payable	20,273	15,164
Accrued liabilities	6,667	8,030
Notes payable	29,976	10,528
Advances from customers	3,004	1,971
Taxes payable	515	885
Due to related party	2,187	2,122
Other payables	2,697	2,116
Total current liabilities	87,232	46,301

Long term liabilities:
Warranty costs	818	592
Senior convertible debt	-	19,000
Total long term liabilities	818	19,592
Total liabilities	88,050	65,893

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
300,156,120 and 297,746,376 shares issued and
outstanding at September 30, 2012 and December 31, 2011, respectively	229,704	225,378
Accumulated other comprehensive income	579	1,051
Accumulated deficit	(208, 649)	(195,596)
Total ZAP shareholders’ equity	21,634	30,833
Non-controlling interest	19,535	24,762
Total equity	41,169	55,595
Total liabilities and equity	$129,219	$121,488

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the Nine months ended September 30,	For the Nine months ended September 30,
	2012	2011	2012	2011
		Restated		Restated

Net sales	$10,527	$14,088	$35,413	$42,062
Cost of goods sold	10,578	11,951	33,732	37,335
Gross profit (Loss)	(51)	2,137	1,681	4,727
Operating expenses:
Sales and marketing	2,319	2,633	7,900	7,978
General and administrative	3,402	3,574	8,698	11,256
Research and development	856	1,037	1,949	2,917
Total operating expenses	6,577	7,244	18,547	22,151
Loss from operations	(6,628)	(5,107)	(16,866)	(17,424)
Other income (expense):
Interest expense, net	(691)	(4,904)	(2,134)	(13,732)
Loss from equity in Joint Venture	(25)	(64)	(296)	(225)
Loss on financial instruments	--	--	--	(349)
Other income (expense), net	467	221	933	1,001
Total other income (expense)	(249)	(4,747)	(1, 497)	(13,305)
Loss before income taxes	(6,877)	(9,854)	(18,363)	(30,729)
Income tax benefit (provision)	14	(5)	144	10
Net loss	(6,863)	(9,859)	(18,219)	(30,719)
Net loss attributable to non controlling interest	(1,811)	(1,428)	(5,164)	(2,696)
Net loss attributable to Zap	$(5,052)	$(8,431)	$(13,055)	$(28,023)

Net loss	$(6,863)	$(9,859)	$(18,219)	$(30,719)
Other Comprehensive income (loss)
Foreign currency translation gain (loss)	25	1,126	(128)	2,289
Net unrealized gain (loss) on securities available for sale	133	(286)	(408)	(517)
Total comprehensive loss	(6,705)	(9,019)	(18,755)	(28,947)
Comprehensive loss attributable to non controlling interest	(1,799)	(876)	(5,227)	(1,574)
Comprehensive loss attributable to ZAP common shareholders	$(4,906)	$(8,143)	$(13,528)	$(27,373)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	300,156	219,097	299,316	215,044

See accompanying notes to unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended September 30,
	2012	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,219)	$(30,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based employee compensation	2,154	1,956
Depreciation and amortization	5,704	5,689
Provision for doubtful accounts	253	--
Recovery of Inventory Reserve	(106)	(11)
Loss from joint venture and other investments	293	224
(Gain) loss on disposal of equipment	13	(55)
Management fee due to related party	--	1,875
Convertible debt discount	794	12,523
Deferred tax benefit	(144)	(28)
Changes in assets and liabilities
Notes receivable	301	3,597
Accounts receivable	(1,169)	(813)
Inventories	(3,865)	4,237
Prepaid expenses and other current assets	(650)	(591)
Due from related parties	(3,549)	--
Accounts payable	5,154	(2,157)
Accrued liabilities and warranty cost	580	2,200
Other payables	564	(3,174)
Advances from customers	1,040	(850)
Taxes payable	(368)	--
Net cash used in operating activities	(11.220)	(6,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 51% Interest in Zhejiang Jonway Automobile , net	--	(18,477)
Acquisition of property and equipment	(1,838)	(1,093)
Proceeds from sale of equipment	79	110
Net cash used in investing activities:	(1,759)	(19,460)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in restricted cash	(9,027)	(161)
Proceeds from notes payable	35,026	3,630
Repayment of notes payable	(15,515)	(3,469)
Proceeds from insurance financing	--	174
Loan receivable from shareholder	--	(331)
Proceeds from issuance of common stock	--	3,236
Proceeds from related parties	1,957	--
Repayment to related parties	(1,886)	(2,580)
Proceeds from issuance of convertible debt	--	19,000
Proceeds from stock subscription agreement	--	2,000
Proceeds from short term loans	3,141	4,799
Repayment of short term loans	(6,004)	(848)
Net cash provided by financing activities	7,692	25,450
Effect of exchange rate changes on cash and cash equivalents	(5)	55
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,292)	(52)
CASH AND CASH EQUIVALENTS, beginning of period	5,859	1,503
CASH AND CASH EQUIVALENTS, end of period	$567	$1,451

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,117	$--
Cash paid during period for taxes	$--	$4

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

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines include the A380 SUV EV and the minivan EV. Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the 2012 EV product lines.

Jonway is preparing for certification of the EV production line by the Chinese electric vehicle authorities, which we expect to occur in the last half of 2012, since we anticipate that the EV production facilities in Jonway will be ready for the certification process in the second half of 2012.  Meanwhile, the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the China type approved EV A380 SUV and EV minivan in the last half of 2012, with the purpose of generating sales by taking advantage of the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,680 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In May 2012, we launched the gasoline-powered minivan models into China market.  We expect this gasoline minivan series can contribute our business expansion across the world. In the 2nd quarter of 2012, Jonway auto established its two wholly owned subsidiaries, namely, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd. focusing on the vehicle leasing business in Taizhou, China.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico.  These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and  nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.  These condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (our “10-K”).

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank facilities from China-based banks for Jonway Auto, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and a director of ZAP.  In 2011, we entered into a private placement subscription agreement with Mr. Luo for the purchase of ZAP common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were then superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo agreed to purchase ZAP common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. During 2011, we issued 7.7 million shares to Mr. Liang for cash of $3.8 million.

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

  Under the above mentioned credit line of $6.2 million granted by CMB on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22% and is due on August 18, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. As of September 30, 2012, the Company had repaid the $3.2 million.

.In December 2011, Jonway established additional short term bank loans amounting to approximately $2.2 million from three small-size banks based in Taizhou City, which are subject to a Jonway Group guarantee with $790,000 of such loans also secured by bank notes received from Jonway dealers. The $2.2 million was repaid on March 31, 2012.

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

Under the above mentioned credit line of $7.1 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.6 million which was drawn down on May 25, 2012.  The annual interest rate is 8.33% and is due on December 28, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right over one parcels of land and the buildings on this land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $5.6 million of the credit line was executed through the issuance of bank acceptance notes by CITIC to Jonway suppliers for the due payables.

During the quarter ended June 30, 2012, Jonway entered into additional short term loan agreements with both banks based in Taizhou city for the aggregating amount of approximately $1 million. Such bank loans are secured by Jonway Group, certain individuals and Jonway’s property, plant and equipment.

As of September 30, 2012, Jonway had $2.5 million in short term bank loans outstanding, which are borrowed from the above stated China-based banks with interest rates ranging from 8.33% to 9. 0% per annum and are due within December 2012.

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

On September 4, 2012, ZAP entered into a letter agreement with Jonway Group, Jonway Auto and Cathaya to borrow $5 million from Jonway Auto. Jonway Auto will fund ZAP based on the schedule set in the agreement. Zap shall repay Jonway Auto on or before March 3, 2016.

In the event that we require additional liquidity, one of our shareholders, Jonway Group have agreed to provide the necessary support to meet our financial obligations through September 30, 2013.

 NOTE 2-RESTATEMENT OF MARCH  2011 UNAUDITED QUARTERLY FINANCIAL STATEMENTS

 On January 21, 2011(the “Closing Date”), the Company completed the acquisition of 51% of the equity shares of Jonway.  The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in the unaudited financial statements for the three and nine months ended September 30, 2011 represented management’s best estimate of fair values as of the Closing Date.

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

Account	Provisional amount as of January 21, 2011	Adjustment based on final valuation report	Revised amount recorded as of January 21, 2011
Inventory	$12,715	$25	$12,740
Property and Equipment	46,322	10,749	57,071
Other liabilities assumed	(14,524)	166	(14,358)
Goodwill and Intangible Assets	23,794	(18,412)	5,382
Purchase option	2,695	(310)	2,385
Non controlling interest	(31,875)	3,662	(28,213)
	$39,127	$(4,120)	$35,007

	As reported at September 30, 2011	Adjustments to the Nine months ended September 30, 2011	As restated at September 30, 2011
Cost of goods sold	$37,310	$25	$37,335
Amortization and Depreciation	8,496	(2,807)	5,689
	$45,806	$(2,782)	$43,024

As a result, the Company restated its 2011 first quarter financial information to reflect the final measurement of the fair value of the assets acquired. The financial information in this quarterly report reflects the restated financial information.

Amounts in (‘000s)	September 30, 2011
Net assets as reported	$61,807
Adjustments	(7,384)
Restated net assets	$54,423

	Three Months Ended September 30, 2011	Nine months Ended September 30, 2011
Net loss as reported	$(9,888)	$(33,501)
Adjustments	29	2,782
Restated loss	$(9,859)	$(30,719)

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

Loss per Share

Basic and diluted net loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding stock options, convertible debt and warrants, have not been included in the computation of diluted net loss per share for all periods presented as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. Outstanding common stock options, warrants and debentures totaled 66.3 million shares and 99.6 million shares at September 30, 2012 and 2011, respectively. ZAP also had outstanding convertible debt, which is convertible into 188 million shares of ZAP common stock at September 30, 2012.

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

Accounts and Notes Receivable

Accounts receivable consist mainly of receivables from our established dealer network.  Notes receivable balances consist of bank acceptance notes received from various Jonway dealers to finance such dealer’s purchase of our vehicles products.  These bank acceptance notes can be endorsed to settle the payables to Jonway suppliers or discounted to fund cash flows. These notes are a means of financing working capital for orders that were placed by these dealers. A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.   The allowance for doubtful accounts was $286,000 and $9,000 at September 30, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Accounting standards establish a three level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. The three levels of inputs are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are directly or indirectly observable;

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

The change in fair value of derivative liabilities is classified in other income (expense) in the Company’s statement of operations for the nine months ended September 30, 2011.  The fair value of the Company’s derivative liabilities related to stock purchase warrants was determined using the Black-Scholes option pricing model – a Level 3 input.

For the nine months ended September 30, 2012, the Company did not have any derivative financial instruments. The carrying value of the company's loan agreement approximate fair value as each of the loans bears interest at a floating rate.

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

During the nine months ended September 30, 2011, derivative liabilities were converted into 4.3 million shares of ZAP stock. At September 30, 2011 and September 30, 2012, the Company did not have any derivative liabilities.

The following table set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2011 (in thousands):

	Balance	Exercise	Change in	Balance
	3/31/2011	of warrants	fair value	9/30/2011
Derivative Liabilities	$201	$(70)	$10	$0

The following table summarizes those assets and liabilities measured at fair value on a recurring basis (in thousands)

	September 30, 2012
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,422	-	-	$1,422

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,830	-	-	$1,830

(1)	Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange

The Company’s other financial instruments at September 30, 2012 consist of cash and cash equivalents, accounts and notes receivable, accounts payable and debt. For the period ended September 30, 2012 the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

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

Non-Controlling Interests

Accounting Standard Codification (ASC) 810-10 “consolidation” establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings.

On January 21, the Company acquired 51% of Zhejiang Jonway Automobile Co. Ltd from Jonway Group, a related party, who holds a 49% of the remaining interest in Jonway Auto (See Note 4), Pursuant to the Jonway Acquisition Agreement; ZAP had the right to acquire the remaining 49% of Jonway at the same valuation, which expired on March 31, 2011.  To account for the expired option, we recorded a reduction of common stock.

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

NOTE 4-ACQUISITION

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $318,300 for the period ended September 30, 2011. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

The following unaudited pro forma condensed financial information presents the combined results of operations of ZAP and Jonway as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

	For the Nine months ended September 30, 2011 Restated	For the Three Months ended September 30, 2011 Restated
Net sales	$49,903	$14,088
Net loss	(27,004)	(8,837)
Net loss per common share, basic and diluted	$(0.12)	$(0.04)
Shares outstanding, basic and diluted	215,044	219,097

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

NOTE 5– INVENTORIES

Inventories are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Advanced technology vehicles	$604	$713
Vehicles-conventional	8,428	4,630
WIP Jonway SUV’s	2,030	2,234
Parts and supplies	5,310	4,879
Finished goods	150	240
	16,522	12,696
Less-inventory reserve	(1,471)	(1,578)
	$15,051	$11,118

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011

Buildings and improvements	$20,420	$21,649
Machinery and equipment	52,325	39,566
Office furniture and equipment	485	415
Leasehold improvements	36	37
Vehicles	798	745
	74,064	62, 412
Less - accumulated depreciation
and amortization	(17, 410)	(15,459)
	$56,654	$46,953

 Four pieces of land were acquired from the acquisition of Jonway auto in 2011, all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years.  Intangible assets consist of the following:

	September 30, 2012	December 31, 2011

Land use right	$10,433	$10,518
Software	97	92
	10,530	10,610
Less: accumulated amortization	(722)	(535)
	$9,808	$10,075

Depreciation and amortization expense was $4.1 and $4.0 million for the nine months and $1.8 and $2 million for the three months ended September 30, 2012 and 2011, respectively.

 NOTE 7 –INTANGIBLE ASSETS

The intangible assets other than goodwill at September 30, 2012 are summarized as follows:

	Useful Life (In Years)	Net Book Value	Amortization for the nine months ended	Net Book Value
		12/31/2011	9/30/2012	9/30/2012
Patents and Trademarks	7	$75	$(17)	$58
Customer Relationships	8.5	692	(69)	623
Developed Technology	7	1,879	(238)	1,641
In Process Technology		183	(0)	183
Trade name		2,173	(6)	2167
Intangibles		$5,002	$(330)	$4,672

Amortization was $330 and $430 for the nine months ended September 30, 2012 and 2011, and $249 and $229 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 8 – DISTRIBUTION AGREEMENTS

Distribution agreements are presented below (in thousands):
	September 30, 2012	December 31, 2011

Better World Products	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(4,741)	(3,121)
	$11,819	$13,439

Amortization was $1.62 million for both the nine months ended September 30, 2012 and 2011, and $540,000 for both the three months ended September 30, 2012 and 2011, respectively.

Distribution Agreement with Better World, Ltd

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of its common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better Worlds products for three years, such as charging stations for electric vehicles both in the U.S. and internationally.  Priscilla Lu, Chairman of the Board of Directors of ZAP, is also General Partner of Cathaya Capital, an investor of Better World International, Ltd.

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles.  Selling prices have yet to be determined and no purchases have been made as of September 30, 2012.

NOTE 9 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World.  Priscilla Lu, Ph.D., who is the current Chairman of the Board of ZAP, is also a director and General Partner of Cathaya Capital, which is a shareholder of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Alex Wang, Co-CEO and director of ZAP. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Alex Wang owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	(92)	(204)	(296)
Balance as of September 30,2012	$462	532	994

The Company recorded a loss of $92,000and $161,000 in ZAP Hangzhou, and a loss of $204,000 and $0 in Shanghai Zapple for the periods ended September 30, 2012 and 2011 respectively. These losses relate to the investment in a non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

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

Short term debt

  Under the above mentioned credit line of $6.2 million granted by CMB on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately US$3.2 million which was drawn down in 2011.  The annual interest rate is 7.22% and was due on August 18, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. As of September 30, 2012, the Company had repaid $3.2 million.

Under the above mentioned credit line of $7.1 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.6 million which was drawn down on May 25, 2012.  The annual interest rate is 8.33% and is due on December 28, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right over one parcels of land and the buildings on this land owned by Jonway at Sanmen Factory have been pledged as security for this loan. The remaining $5.6 million of the credit line was executed through the issuance of bank acceptance notes by CITIC to Jonway suppliers for the due payables.

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

During the quarter ended June 30, 2012, Jonway entered into additional short term loan agreements with both banks based in Taizhou city for the aggregating amount of approximately $1 million. Such bank loans are secured by Jonway Group.

As of September 30, 2012, Jonway had approximately $2.6 million in short term bank loans outstanding which are borrowed from the above stated China-based banks with interest rates ranging from 8.33% to 9% per annum and are due within December 2012.

	September 30, 2012	December 31, 2011
Loan from China Merchant Bank	$-	$3,174
Loan from Taizhou Bank	633	1,428
Loan from Zhejiang Tailong Commercial Bank	316	794
Loan from CITIC Bank	1,583	-
Short term financing insurance premiums	80	89
Total	$2,612	$5,485

On December 6, 2011, Jonway entered into a bank acceptance note Agreement with Taizhou Branch of China Everbright Bank for a revolving bank note facility in the aggregate amount of approximately US$3.17 million. Such bank note facility were issued to Jonway Auto’s suppliers  under the Credit Agreement and are secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated December 6, 2011 in which land use right over one parcel of land owned by Jonway at Sanmen  Factory has been pledged as security for this facility. Except for the bank acceptance notes payable to China Everbright Bank, other bank acceptance notes payable to other banks were granted through the below mentioned cash deposit practice.

As of September 30, 2012, the Company has bank acceptance notes payable in the amount of $29.97million. The notes are guaranteed to be paid by the banks and usually for a short-term period of six (6) months. The Company is required to maintain cash deposits at a minimum 40%-60% of the notes payable with these banks, in order to ensure future credit availability. As of September 30, 2012, the restricted cash for the notes was $15.1 million.

Bank acceptance notes- 6 month term for each note issued

	September 30, 2012	December 31, 2011
a)Bank acceptance notes payable to Taizhou Bank	$5,064	$2,451
b)Bank acceptance notes payable to China Merchant Bank	4,241	3,316
c)Bank acceptance notes payable to China Everbright Bank	6,325	4,761
d)Bank acceptance notes payable to Zhejiang Tailong Commercial Bank	475	-
e)Bank acceptance notes payable to Zhejiang Sanmen Yin Zuo Village Bank	1,266	-
f)Bank acceptance Notes payable to Shanghai Pudong Development Bank	676	-
g) Bank acceptance Notes payable to CITIC Bank	11,929	-
	$29,976	$10,528

On December 11, 2011, Zhejiang Jonway Automobile Co., Ltd. (“Jonway”), a majority owned subsidiary of ZAP, entered into a Promissory Note with Jonway Group Co. Ltd. (“Jonway Group”) pursuant to which Jonway borrowed $3 million to be repaid on demand. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. All unpaid principal, together with any then unpaid and accrued interest is due and payable within ten (10) calendar days following demand by Jonway Group. Payment shall be made in the form of cash. As of December 31, 2011, a total of $1.6 million had been advanced to Jonway Automobile under the Promissory note arrangement and such borrowing was repaid in January 2012.

NOTE 11 – SENIOR CONVERTIBLE DEBT

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

The Note was scheduled to mature on February 12, 2012 but was originally extended to August 12, 2012. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of the note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of its conversion and to extend the maturity date until February 12, 2014. The interest accrued through the original maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013. The note accrued interest at a rate per annum of 8% effective to February 12, 2012. After this date, the parties agreed to waive the interest. However, the Company in accordance with ASC-470-10 calculated imputed interest for the non-interest bearing loan between a related party and recorded a discount in the amount of $2.2 million. This amount will be amortized monthly through the maturity date of the note which is August 2013. The Company has amortized approximately $1.38 million for the three and nine months ended September 30, 2012.

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

NOTE 12-STOCK-BASED COMPENSATION

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
-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2011	29,578	$0.50	6.0	--
Options granted under the plan	--	--	--	--
Options exercised	--	--	--	--
Options forfeited and expired	(4,013)	--	--	--
Outstanding September 30, 2012	25,565	$0.44	5.2	--

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2012 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at September 30, 2012.

As of September 30, 2012, total compensation cost of unvested employee stock options is $1.8 million. This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three and nine months ended September 30, 2012, as we have cumulative operating losses, for which a valuation allowance has been established

NOTE 13 – SEGMENT REPORTING

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

     The performance of each segment is measured based on its profit or loss from operations to ZAP before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	Total

For the three months ended September 30, 2012:

Net sales	$10,296	$177	$27	$27		$10,527
Gross profit (loss)	$96	$75	$(41)	$(181)		$(51)
Depreciation and amortization	$1,789	$955	$6	$1		$2,751
Net loss	$(4,207)	$(2329)	$(169)	$(158)		$(6,863)
Total assets	$104,354	$24,259	$256	$350		$129,219
For the three months ended September 30, 2011:

Net sales	$13,734	$155	$196	$3		$14,088
Gross profit (loss)	$1,979	$47	$74	$37		$2,137
Depreciation and amortization	$1,138	$551	$3	$7		$1,699
Net loss	$(2,064)	$(7,622)	$(12)	$(161)	$	(9,859)
Total assets	$85,786	$17,744	$704	$1,058		$105,292
For the nine months ended September 30, 2012:
Net sales	$34,666	$562	$142	$43		$35,413
Gross profit (loss)	$1,718	$148	$(1)	$(184)		$1,681
Depreciation and amortization	$3,775	$2,048	$5	$20		$5,848
Net loss	$(10,540)	$(7,035)	$(285)	$(359)		$(18,219)
Total assets	$104,354	$24,259	$256	$350		$129,219
For the nine months ended September 30, 2011:
Restated
Net sales	$40,402	$457	$810	$393		$42,062
Gross profit	$4,311	$120	$227	$69		$4,727
Depreciation and amortization	$3,995	$1,664	$7	$23		$5,689
Net loss	$(5,588)	$(23,897)	$(83)	$(1,151)		$(30,719)
Total assets	$85,786	$17,744	$704	$1,058		$105,292

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.  Jonway Automobile results have been included since the acquisition date of January 21, 2011.

Customer information

Approximately 98% or $34.6 million of our revenues for the nine months ended September 30, 2012 are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with some contributing more than 10% of our consolidated revenue

NOTE 14– RELATED PARTY

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	September 30, 2012	December 31, 2011
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$4,678	$978
Jonway Group	-	159
Total	$4,678	$1,137

Amount due to related parties are follows:
	September 30, 2012	December 31, 2011
Jonway Group	$2,012	$2,104
Zhejiang UFO Automobile	160	-
Jonway Motor Cycle	15	18
Total	$2,187	$2,122

Advance payment to Jonway Group	$-	$11,616

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

On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of September 30, 2012, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the nine months ended September 30, 2012, Jonway made purchases from Jonway Group of $942.

Rental Agreements

The Company rented office space, land and warehouse space from its former CEO and major shareholder. Mr. Steven Schneider.  These properties were used to operate a car outlet and to store inventory. Rental expense was approximately $46,200 for the period ended September 30, 2011. The company discontinued paying rent in August, 2011.  Unpaid amounts have been accrued for on ZAP’s books.

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

Priscilla Lu, the chairman of the board of directors of ZAP, is also a general partner of Cathaya. On November 10, 2010, ZAP entered into a Management Agreement with Cathaya, for the payment of $2.5 million in exchange for Cathaya’s prior and ongoing transaction advisory, financial and management consulting services for the year ended December 31, 2010.  Pursuant to the agreement, principals of Cathaya will be available to serve on the Board and will devote such time and attention to the Company’s affairs as reasonably necessary to accomplish the purposes of the agreement.  The agreement is renewable yearly but fees paid in subsequent periods are subject to renegotiation based on the fair market value of services rendered, with the management fee payable in cash or in common stock of ZAP at $0.50 per share.  Five million shares were issued to Cathaya Capital L.P. in payment of this fee for the year ended December 31, 2010.  No management fee payment was made for 2011.

Jonway Agreement with Zhejiang UFO

                Based on a contract by and among Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following rates:

The first 3,000 vehicles	$44 per vehicle

Vehicles from 3,001 to 5,000	$30 per vehicle

Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  In December 2011, Zhejiang UFO, Jonway Group and Jonway amended the above contract, and agreed that the accumulated payable to Zhejiang UFO for the above variable contractual fees as of December 31, 2011 were not repaid. From 2012 onwards, Jonway still has obligation to pay such fees based on the number of SUVs assembled by Zhejiang UFO.  As of September 30, 2012, $200 was accrued and recorded as due to related party.

NOTE 15-INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

 US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three and nine months ended September 30, 2012 and 2011 was 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

PRC

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provision for income taxes have been made as the Company has no taxable income for the periods.  $144 of tax benefits were recognized due to the change in the deferred tax assets.

Loss before income taxes consisted of:

	For Three Months Ended		For Nine months Ended
	September, 30,		September, 30,
	2012	2011	2012	2011
		Restated		Restated

US	$(3,165)	$(7,833)	$(7,679)	$(25,214)
PRC	(3,712)	(2,021)	(10,684)	(5,515)
	$(6,877)	$(9,854)	$(18,363)	$(30,729)

Benefit (Provision) for income taxes consisted of:
	For Three Months Ended		For Nine months Ended
	September, 30,		September, 30,
	2012	2011	2012	2011
		Restated		Restated
Current provision:
US	$--	$(3)	$--	$(4)
PRC	--	(2)	-	14
Total current (provision)	-	(5)	-	10
Deferred benefit (provision)
US	-	-	-	-
PRC	14	-	144	-
Total deferred benefit ( provision)	14	-	144	-
Total benefit (provision) for income taxes	$14	$(5)	$144	$10

NOTE 16– LITIGATION

In the normal course of business, we may become involved in various legal proceedings.

The Company is in dispute with its warehouse landlord regarding lease payments and other amounts claimed by the landlord. The landlord is also in dispute with ZAP over alleged office space and renovations on the 9th Street property which ZAP had vacated. Litigation was entered into on August 3, 2012.  A settlement agreement was reached on November 12, 2012.  The execution of this agreement is still pending.

The Company is in litigation with a former contracted employee with regard to wrongful termination. A settlement agreement was reached on September 12, 2012.  The execution of this agreement is still pending.

The Company is in litigation with two parties for professional, legal and engineering work performed.

The company is in litigation for payment for professional fees rendered to ZAP.  This litigation was entered into on September 24, 2012.

The Company is in litigation with two past dealers, one in California and one in Arkansas.  Both are currently asking ZAP to repurchase the vehicles.  Litigation is still ongoing.

A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) Resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations. and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that the are in non compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non compliance issues.

 The Company has accrued for estimated expenses related to above claims.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On June 18, 2012, the Company entered into an employment agreement with Charles Schillings as its Chief Operating Officer. The agreement provides for an annual salary of $144,000 with a three month initial term with an automatic extension of nine months. After one year, annual renewals will continue unless the agreement is terminated by either party. On August 7, 2012, Mr. Schillings was appointed as the Co-Chief Executive Officer (Co-CEO) to lead U.S. and International operations alongside Alex Wang, the Co-CEO for ZAP Jonway's China division.

Changes to the Board of Directors

Georges-Penalver and Patrick Sevian resigned from the Board of Directors of ZAP effective October 18, 2012. for personal reasons.

The board approved the appointment of Co Nguyen as the director replacing Georges Penalver.

Mr. Nguyen serves as Chief Financial Officer of Cathaya Capital.  He has in-depth experience in corporate finance and corporate management.  Mr. Nguyen was previously Corporate Finance Director of Jaccar Holdings Vietnam.  Before joining Jaccar Holdings in 2008, he was Deputy Director of Corporate Strategy and Finance Department of Prudential Life Insurance (Vietnam).  Mr. Nguyen also has spent 7 years with FedEx in France as Senior Financial Advisor and 3-year professional experience with Ernst & Young as an auditor.  Mr. Nguyen received his Master in Auditing and Consulting from “Ecole Supérieure de commerce de Paris”, France and MBA in International Business in 2000.

The Board approved the appointment of Aileen Kao as the director replacing Patrick Sevian.

Aileen Kao is Deputy General Manager at ZAP (Hangzhou) Electric Vehicle Co., Ltd, a joint venture company with a focus on green transportation technology. Under her leadership, ZAP (Hangzhou) has built a great technical savvy team to provide know-how solutions to meet China’s emerging and dynamic new energy automobile industry.    Ms. Kao came to ZAP with broad experience in several established companies including BASF, Eastman Kodak, Bell Atlantic, Cisco and interWAVE Communications, all of which afforded her with increased responsibilities and helped transition her from a hands-on software engineer to a seasoned executive at ZAP.  She also served on the Saratoga school governing board in 1998 and then was elected to the Saratoga City Council in 2004 and served as Mayor in 2007. Ms. Kao holds a BS in Pharmacy from Taipei Medical University, Taiwan and a MS in Chemistry from University of Rhode Island, Rhode Island, USA.

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $1,750 through September 30, 2012. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

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

In May 2012, Jonway Auto established two wholly owned subsidiaries, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd. focusing on the vehicle leasing business in Taizhou, China. These subsidiaries will facilitate our business diversification and new business model development.

We operate our business in four reportable segments:  Jonway Conventional Vehicles, Advanced Technology, Consumer Product and Car Outlet. These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicle Segment represents the manufacture and sales of vehicles through distributors in China and abroad. The Advanced Technology segment represents the sales activity of advanced technology vehicles to ZAP dealers throughout the U.S.  The Consumer Product segment represents sales of our ZAPPY 3, a three wheeled electric scooter, and the overall corporate expenses of ZAP. Many of these expenses relate to the overall development of our core business, electric consumer products.  The Car Outlet segment represents the activity of a retail outlet that sells pre-owned conventional vehicles and advanced technology vehicles

The board of ZAP has demanded that CO-CEO Alex Wang resolve the conflict of interest in Jonway Group’s purchase of the Aptera assets and the formation of the new company Aptera (same name as the product) in the USA.  Alex Wang has agreed to transfer the asset ownership of Aptera to Jonway Auto, but this currently remains unresolved.

Results of Operations
The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations for the periods indicated:
	Three Months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Statements of Operations Data:		Restated		Restated
Net sales	100.0%	100.0%	100%	100%
Cost of sales	(100.5)	(84.8)	(95.3)	(88.8)
Operating expenses	(62.5)	(51.4)	(52.4)	(52.7)
Loss from operations	(63.0)	(36.3)	(47.6)	(41.4)
Net loss attributable to ZAP	(48.0)	(62.8)	(36.9)	(66.6)

These results of operations that have been derived from our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Net sales for the quarter ended September 30, 2012 were $10.5 million as compared to $14.1 million for the quarter ended September 30, 2011.

Jonway Auto’s revenue for the third quarter ended September 30, 2012 decreased by $3.4 million from $13.7 million for the quarter ended September 30, 2011 compared to $10.3 million in third quarter ended September 30, 2012. The sales volume decreased due to  the following factors: (i)more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market in July to compete with these competitors, the resulting sales volume ramped up in this 3rd quarter did not reach the expected volume (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2011 was 7.4%, which is the lowest level in the past three years).

Our third quarter sales of our Advanced Technology segment sales increased by $24,000 from $3,000 for the period ended September 30,  2011 to $27,000 for the period ended September 30, 2012, The increase is primarily due to sale of  our LSV Xebra XL.  This is still far below our projections due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot experienced a decrease of $169,000 in sales for the third quarter from $196,000 in 2011 to $27,000 in 2012. The car outlet was adversely affected by a supply limitation on the number of consigned vehicles for resale.

                 In our Consumer Product segment third quarter sales increased from $155,000 in 2011 to $177,000 in 2012.  The increase is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

Gross profit decreased by $2.12 million from a profit of $2.1 million for the three months ended September 30, 2011 to a gross loss of $51,000 for the three months ended September 30, 2012.

Jonway Auto’s gross profit decreased by $1 million from $2.0 million in the third quarter of 2011 to $960K for the third quarter ended September 30, 2012. The decrease was primarily due to a new price reduction program for the existing SUV models while the launched upgraded models with lower gross profit contributions in this third quarter.  In order to deal with the increasing competition in the SUV market in China, Jonway Auto initiated its price reduction program to end users throughout the nine months ended September 30, 2012. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

Advanced Technology vehicles gross profit decreased $218,000 from a $37,000 gross profit for the period ended September 30, 2011 to a loss of $181,000 for the period ended September 30, 2012.  The decrease was primarily due to increase in the amount of reserves included for the MY 2008 Xebra brake recall.

The Consumer Products segment experienced an increase in gross profit in the third quarter from $47,000 in 2011 to a profit of $75,000 in 2012. The increase was due to an increase in sales volume.

Our retail car lot gross profits decreased by $115,000 from $74,000 for the quarter ended September 30, 2011 to loss of $41,000 for the quarter ended September 30, 2012. The lower profits are due to tighter margins on purchased resale versus those on consignment and an increase reserves for lower of cost or market value.

Sales and marketing expenses decreased $314,000 from $2.6 million for the three month periods ended September 30, 2011 to $2.3 million for the three months ended September 30, 2012.  As a percentage of sales the expense increased from 18.7% for the quarter ended September 30, 2011 to 22.0% for the quarter ended September 30, 2012 due to lower sales volume compared to the same period in 2011.

General and administrative expenses decreased by $172,000 from $3.6 million for the quarter ended September 30, 2011 to $3.4 million in 2012. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, (ii) fewer professional fees in 2012 since in the prior year we experienced non –recurring professional fees in connection with the Jonway acquisition in January 2011 and (iii) the elimination of the management fee to Cathaya Capital L.P that was previously expensed in the third quarter of 2011.

Research and development expenses decreased by $181,000 from $1.0 million for the third quarter ended September 30, 2011 to $ 856,000 for the third quarter ended September 30, 2012. The decrease was primarily due to fewer projects scheduled for the third quarter of 2012. In the prior year’s quarter ended September 30, 2011, we incurred Research and Development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

Interest expense decreased by $4.2 million from $4.9 million in third quarter 2011 to $691,000 in the third quarter of 2012. In 2011, the amortization on the previous years discount on the convertible debt was significantly more.

Other income increased by $246,000 from $221,000 for the period ended September 30, 2011 to $467,000 for the period ended September 30, 2012.  This amount mainly represents increase in the sales of metal scrap by Jonway in 2012.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Net sales decreased by $6.6 million in the nine months ended September 30, 2012 from $42.0 million for the nine months ended September 30, 2011 to $35.4 million in September 30, 2012.

Jonway auto’s revenue for the nine months ended September 30, 2012 decreased by $5.7 million from $40.4 million for the nine months ended September 30, 2011 compared to $34.7million for the nine months ended September 30, 2011. The sales volume decreased due to  the following factors: (i) more SUV models were launched into the market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380 launched into market July 2012 to compete with these competitors, the resulting sales volume in this quarter did not reach the expected volume(iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the periods ended September 30, 2012 (the average GDP increase rate for the periods ended September 30, 2012 compared to same quarter in 2011 was 7.7%, which is the lowest level in the past three years).

Sales in the Advanced Technology segment decreased by $350,000 from $393,000 in 2011 to $43,000 in 2012 for the nine months ended September 30, 2012. The tight U.S. credit market and general economic conditions negatively impacted our dealer sales in the first nine months of 2012.

 We experienced an increase of $105,000 in sales of consumer products from $457,000 in 2011 to $562,000 in 2012 due to increases in ZAPPY 3 scooters sold to a single customer for resale.

 Our retail car lot experienced a decrease in sales of $668,000 from $810,000 in 2011 to $142,000 in 2012. The decrease was due to a decrease in the consignment cars available for sale and a general downturn in the economy. Due to the current recession many consumers chose lower priced pre-owned vehicles that are distributed through our retail car outlet.

Gross profit decreased by $3.1 million from $4.8 million for the nine months ended September 30, 2011 to $1.7 million for the nine months ended September 30, 2012.  The decrease in gross profit in the nine months ended September 30, 2012 was principally related to the lower profits on manufacturing of Jonway Auto’s vehicles.

Jonway Auto’s gross profit decreased by $2.6 million from $4.3 million for the first nine months of 2011 to $1.7 million for the nine months ended September 30, 2012. The decrease was primarily due to a new price reduction program to its existing models while the upgraded models launched this July with relatively lower gross profit contribution for the nine months ended September 30, 2012.  . In order to deal with the increasing competition in SUV market in China, Jonway auto initiated its price reduction program to end users throughout the first nine months of 2012. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

In our Advanced Technology segment our profit decreased by $213,000 from a gross profit of $69,000 for the nine months ended September 30, 2011 to a loss of $ 184,000 for the nine months ended September 30, 2012.  The decrease was due to fewer sales of the XL models that were designed for fleets and an increase in the inventory reserve.

In our Consumer Products segment, we experienced an increase of $28,000 in profit from a profit of $120,000 in 2011 to a profit of $148,000 in 2012. The increase was due to sales of the Zappy 3 Pro to a major customer.

Gross profits in our retail car lot decreased by $228,000 from $227,000 for the nine months ended September 30, 2011 to a loss of $1,000 for the Nine months ended September 30, 2012. The decrease in profits was due to lower sales volumes, a decline of consignment cars available for sale and an increase in the inventory reserve.

Sales and marketing expenses in the first nine months of 2012 decreased by $100,000, from $8.0 million in 2011 to $7.9 million in 2012.  As a percentage of sales, the expense increased from 19.1% for the nine months ended September 30, 2011 to 22.3% for the nine months ended September 30, 2012 due to lower sales volume compared to the same period in 2011.

General and administrative expenses for the nine months ended September 30, 2012 decreased by approximately $2.6 million, from $11.3 million in 2011 to $8.7 million in 2012. The decrease was due to the following : The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, (ii) fewer professional fees in 2012 since in the prior year we experienced non –recurring professional fees in connection with the Jonway acquisition in January of 2011 and (iii) the elimination of the management fee to Cathaya Capital L.P that was previously expensed in the first nine months of 2011.

Research and development expenses decreased by $1.0 million from $2.9 million in 2011 to $1.9 million in 2012. The decrease was the result of fewer projects scheduled for the first nine months of 2012.

Interest expense, net decreased by $11.6 million from an interest expense of $13.7 million for the first nine months of 2011 to interest expense of $2.1 million in the nine months ended September 30, 2012.The decrease was due to the amortization on the previous years discount on the convertible debt was significantly more.

Other income (expense) increased $68,000 from $1.1 million for the first nine months of 2011 to other income of $933,000in the third quarter of 2012.  The increase was due to an increase in the loss in the joint venture and a decrease in sales of scrap metal by Jonway Auto.

 Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At September 30, 2012, we believe that we will have sufficient liquidity required to conduct operations through September 30, 2013.

In January 2011, ZAP issued $19 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition.  On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $19.3 million with a new maturity date of August 12, 2013.

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

              In the nine months of 2012, net cash used for operating activities was $11.2 million.  Cash used in the nine months of 2012 was comprised of the net loss incurred for the nine months of $18.2 million plus net non-cash expenses of $9.1 million and the net increase of $2.4 million in operating assets and liabilities. In the nine months of 2011, net cash used for operating activities was $6.1 million. Cash used in the nine months of 2011 was comprised of the net loss incurred for the nine months of $30.7 million plus net non-cash expenses of $22.2 million and the net decrease of $2.4 million in operating assets and liabilities

              Investing activities used cash of $1.8 million and $19.4 million in the nine months ended September 30, 2012 and 2011, respectively. In 2011, $18.5 million was utilized for the 51% acquisition of Jonway Automobile. In addition, $1.8 million and $1.1 million was used for the purchase of equipment for the period ended September 30, 2012 and 2011, respectively.

Financing activities for the nine months ended September 30, 2012 provided cash of $7.7million compared with financing activities that provided cash of $25.0 million in 2011. During the first nine months of 2012, we used cash of $6.0 million to repay short term loans, we provided cash of  $3.1 million in short term borrowings, we provided cash of $71,000 from proceeds from related parties and restricted cash of $9.0 million.

In the nine months of 2011, we issued $19 million in convertible debt to China Electric Vehicle Corporation, a related party to ZAP. The proceeds were utilized to complete the acquisition of the 51% interest in Jonway.

The Company had cash of $567,000 at September 30, 2012 as compared to $5.86 million at December 31, 2011. The Company had working capital deficits of $47 million and $15 million for the periods ended September 30, 2012 and December 31, 2011 respectively.

On September 4, 2012, ZAP entered into a letter agreement with Jonway Group, Jonway Auto and Cathaya to borrow $5 million from Jonway Auto. Jonway Auto will fund ZAP based on the schedule set in the agreement. Zap shall repay Jonway Auto on or before March 3, 2016.

In the event that we require additional liquidity, one of our shareholders, Jonway Group, have agreed to provide the necessary support to meet our financial obligations through September 2013.

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

 Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business.

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

Dated: November 14, 2012	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2012	By: /s/ Charles Schillings
Name: Charles Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2012	By: /s/ Benjamin Zhu
Name: Benjamin Zhu

Title: Chief Financial Officer

(Principal Financial Officer)