Form 10-Q/A
period 2012-09-30
ZAP
filed 2012-11-21
CIK 1024628

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of ZAP for the period ended September 30, 2012 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

Item 6.    Exhibits

(b) Exhibits.

Exhibit Number	Description
31.1 (1)	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 (1)	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

______________

(1)  Filed with registrant’s form 10Q on November 14, 2012.

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

ZAP

Dated: November 21, 2012	By: /s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: November 21, 2012	By: /s/ Charles Schillings
Name: Charles Schillings
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: November 21, 2012	By: /s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer
(Principal Financial Officer)