Form 10-K
period 2012-12-31
ZAP
filed 2013-04-16
CIK 1024628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2012 was $10,739,000.

There were a total of 302,518,002 shares of the Registrant’s Common Stock outstanding as of April 11, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

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

PART I

Item 1.  Business

Overview

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles.  With our new product offerings and our acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd., or Jonway, in January 2011, we believe we are positioned to be a leader in the electric vehicle industry.

We believe our acquisition of a majority interest in Jonway will give us the ISO9000 compliant production manufacturing facility we need to mass produce our electric vehicle products and allow us to expand our distribution network for ZAP electric vehicles internationally and provide access to the rapidly growing market for gasoline and electric vehicles in China and internationally.  We also believe our acquisition will allow us to leverage ZAP’s expertise in advanced automotive technologies to jointly develop electric and advanced technology vehicles with Jonway.  We already have jointly developed an electric version of Jonway’s A380 SUV, and we plan to sell this vehicle in China and internationally.    We also believe this acquisition will allow Jonway to expand its distribution network for its conventional fuel A380 SUVs in the United States and internationally.   We plan to leverage the volume manufacturing capability of Jonway to produce both Jonway’s upgraded A380 5-door and 3-door SUVs and shuttle van as well as our jointly developed electric A380, shuttle van and ZAP’s electric Alias car at Jonway’s manufacturing facility in Sanmen, China.

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

ZAP has nineteen years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our website www.zapworld.com. We have been a pioneer in developing and marketing electric vehicles such as the zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter.  In 2003, we announced our first electric automobiles, including an electric automobile imported from our Chinese supplier. And in 2004, we introduced electric all-terrain vehicles.  In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all-electric Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

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

Business

ZAP has nineteen years of experience designing, developing, manufacturing and selling innovative electric transportation products and Jonway has more than 2.6 million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year, and an extensive distribution network in China.  Leveraging ZAP’s experience in electric and alternative fuel vehicles and Jonway’s volume manufacturing capabilities and distribution network in China and internationally, ZAP Jonway intends to continue to develop technology and products in the electric vehicle market and  increase its electric vehicle production.  ZAP Jonway also intends to continue its production of conventional fuel vehicles and to expand its distribution network in both China and internationally.

China Taxi Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China and abroad through the sale of plug in electric SUV and Van models to large taxi and corporate fleets in China and internationally.  ZAP Jonway received type approval of its E380 in January 2013, and is starting the production this year.  A lead acid version of the minivan EV is being offered for the low end market and the plan is to have the lithium acid version of the minivan launched for the international markets this year. The use of plug in electric for taxis will be limited to cities that have a lower range of no more than 200 km traveled per shift, and would need to have swappable batteries to ensure quick turnaround between shifts.  Currently, Hangzhou already has in full electric taxis in operations, and many other cities are also beginning to launch full electric taxis with swappable batteries supported by the China National Grid.  The E380-S, with swappable batteries compatible with China National Grid’s swap stations has been approved and will undergo type approval in 2013.

Fleet Market. ZAP Jonway also intends to market its vehicles to government and corporate fleets.  ZAP believes that the adoption of electric vehicles continues to be limited by the lack of adequate charging infrastructure, service and support.  ZAP believes that these limitations can be more easily managed in fleet operations where vehicles may travel along predictable routes and have a central point of operation.  Accordingly, ZAP markets its vehicles to fleet customers.  In February 2010, ZAP was selected in a competitive bid process held nationwide by the United States Postal Service, USPS. ZAP is still working in cooperation with USPS on this project with continuing testing and refinement and upgrade of the design. The USPS operates a large automotive fleet, with over one hundred and forty thousand vehicles.  ZAP converted a gas powered mail truck to an electric drive train, as specified by the USPS, and this vehicle, along with vehicles from the other selected firms currently being tested by the USPS.

Electric Charge Stations. ZAP Jonway partners with Better World International Limited in the providing of electric charge station.

Conventional Fuel Vehicles.  ZAP Jonway has been expanding the distribution of the Jonway A380 SUVs and the E380 SUV internationally to South America, South East Asia and Middle East and African countries.  .

Our Vehicles and Products

Jonway Automotive Products: Gasoline Model

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

Jonway Van.  The Jonway Van is a conventional fuel small van. This new product is launched in middle    2012.

ZAP Automotive Products: Electric Vehicles

ZAP Jonway SUV A380, E380 and E380-S.  ZAP’s current automotive product line includes the all-electric E-380 SUV and the E-380 which supports swappable lithium batteries. The E-380 SUV has a range of 200km and speed of up to 130km per hour.  It has a 45 kwatt hour engine, with peak performance of over 70kwatt hour.  This has been type approved for China and is available for international markets.

ZAP Jonway MiniVan.  The MiniVan which was introduced in 2012 is offered in the traditional gasoline model with a 1.1 liter engine.  This minivan will be offered as EV with two options in 2013: one with lead acid for the low end market where range is limited to 80km and speed is no more than 100km per hour and a high end model with lithium batteries where speed is 130km per hour and range is 200 km distance.

ZAPTRUCK XL.  The ZAPTRUCK XL is a plug-in-electric vehicle targeted for the US low speed vehicle market, principally designed for fleet operations for city and campus markets. The XL can hold up to of two passengers and has a convertible bed/platform for moving up to 625 lbs. of cargo in accordance with U.S. Safety Guidelines for on-road vehicles. The XL is designed for corporate and university campuses, airports, warehouses, factories, military bases, municipal operations and ranches or farms. As it is classified as a Neighborhood Electric Vehicle, or NEV, the XL is limited by its controller to travel at speeds up to 25 mph (the maximum speed for an NEV) and provides a range of up to 40 miles per charge under ideal driving conditions.

ZAP Jonway Launches HYBRID CNG SUV Targeting Alternative Fuel Markets

HYBRID Compressed Natural Gas (CNG) as an additional product in its line of New Energy Vehicles.  ZAP Jonway is launching its first HYBRID CNG vehicle with Jonway Auto’s A 380 SUV.  This new CNG SUV, named CN 380 is available in 1Q-2013 for the international markets, focused on the accelerating growth in CNG vehicles in many developing countries and in the United States. CNG stations for refueling are not yet widely available in China, and will only be introduced in China to cities that currently support CNG refueling stations.  However, CNG is widely available in many international markets, and so the initial target markets will be outside of China.

The HYBRID CNG engine in the CN 380 seamlessly allows the driver to utilize the regular gasoline engine when the CNG fuel is depleted, and also automatically uses the gasoline as fuel to run the engine when it is in a cold start state and the engine is warming up.  The CNG tank capacity is the same as the gasoline tank, thus offering the driver double the amount of fuel available, inclusive of the existing gasoline tank which is used as the backup.

ZAP Jonway is leveraging on the mature A380 SUV platform to offer two models for its CN 380. CN 380 SUV comes in either 1.6 L or 2.0L for manual transmission or the 1.8L for both automatic as well as manual transmission.  There is a growing demand for alternative energy vehicles in many South American countries, especially with the escalating cost of gasoline fuel.  The savings in fuel cost by going to CNG is estimated to be around 60% to 65%.  China is also opening up the market for CNG in many of its southern provinces.

ZAP Jonway is now marketing and promoting this CNG product line for its international market, targeting South America initially where CNG fueling stations are popular; with the goal of addressing the U.S. market at some time in the future when the vehicle is fully type approved for the U.S.

Jonway Auto was issued the EV Catalogue License and factory certification for EV production manufacturing

China was issued the EV Catalogue License and factory certification for EV production manufacturing, and also received E380 SUV China type approval and Catalogue License.  The EV Catalogue License issued to Jonway's factory for production manufacturing of Electrical Vehicles allows their factory in Sanmen, Zhejiang to manufacture and produce all current and future Electrical Vehicle products.  This certification process rigorously verifies the factory's safety procedures in handling production of EV products, and reviews the production processes, testing and handling of lithium battery packaging and installation.

ZAP Jonway also received the type approval for its E380 SUV.  The E380 SUV represents the first international EV to receive Chinese type approval.  The E380 SUV is the first electric vehicle allowed to be produced and sold in China from an international company, ZAP.  The electric power train for the E380 SUV was designed by ZAP Hangzhou Joint Venture; a joint venture company formed to do engineering design for electric vehicles, and was principally responsible for achieving the type approval, working in conjunction with the factory engineers at Jonway Auto.  This long arduous testing process took more than one year, and required extensive endurance and safety testing, as well as detailed engineering documentation of both the design and the test

Other ZAP Products

ZAPPY3 Personal Transporters.  The ZAPPY3 Pro Flex is designed to meet the requirements of material handling, warehousing, fabrication and construction industries. For the mobility market, ZAP makes the ZAPPY3 EZ and ZAPPY3 Standard.

ZAP Powerbikes.  The ZAP Powerbike with a wagon hooked to the back of a motor bike is designed to meet the small cargo local transportation needs of carrying materials in factories or farms, warehousing and personal goods transportation in a campus or local community settings.

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

•
the parties agreed that the Sanmen Branch shall not manufacture or sell other automobiles or products without Zhejiang UFO’s authorization or conduct any business with a third party other than Jonway; and

•
Jonway agreed to pay certain contracting fees to Zhejiang UFO.  The Operations Agreement is valid for 10 years and expires on December 31, 2015, subject to renewal, which Jonway intends to obtain prior to its expiration.

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

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $31.75 million of which $29 million in cash and 8 million shares of stock valued at $2.72million have been paid. On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2012, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.  In January 2011, ZAP issued $19 million of convertible debt to an affiliate of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. In March 2012, the convertible debt was extended to August 2013 with no interest payments.  CEVC would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

  Jonway is located at the Da Tang industry zone of Jiangtiao Village, Sanmen County, Zhejiang Province in China.  Jonway has more than 2.6million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers.  Jonway has begun developing international distribution channels in Peru, Brazil, South East Asia and certain African and Middle Eastern countries. Jonway sold over 200 vehicles and over 433 vehicles internationally in 2011 and in 2012, respectively.  Jonway Auto sells its vehicles in China through its direct dealership distribution network of over 50 dealers, and over 293 customer service support centers in China.

Since September 2007, Jonway has been designing and producing the three-door A380 SUV.  The three-door A380 SUV will have a new model that will be launched in Q2 2013.  The target market for the new three door model is international.   Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively.  This is the main product line for Jonway Auto.  Jonway sold 5,696 A380 SUVs in 2011 and 4,686 SUV’s and 394 minivans for a total of 5,080 vehicles in 2012.

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

In May 2012, Jonway started the sales of its gasoline mini-vans. During the last 7 months in 2012, Jonway sold 394 mini-vans in the Chinese and international market. The Company is working on a marketing and sales plan to increase sales of the min-vans in 2013. The minivans in China are sold primarily to commercial customers for passenger transportation or goods transportation.  Generally, this is focused at the low end market and the target customer is price sensitive.  Currently, this market is dominated by two to three Chinese auto manufacturers that sell several million vehicles per year each.  Therefore, the ability for Jonway Auto to penetrate this market would depend on its ability to differentiate by quality, performance as well as pricing.  Due to the start-up phase of the minivan, the gross margins of the product have been low and will improve with volume.

ZAP Hangzhou. As part of ZAP’s plan to deliver quality, cost effective electric vehicles to the fleet vehicle market, in December 2009, ZAP and the Holley Group, the world’s largest volume producer of electric power meters according to the Wenhui-Xinmin United Press Group, established ZAP Hangzhou, a joint venture company in China with financial support from Better World International Limited to target the electric vehicle market in China. .  In 2011, Jonway Group took over Holley Group’s interest in the joint venture.  Currently, the joint venture is 37.5% owned by ZAP, 25% owned by Jonway Group, and 37.5% owned by Better World.  The joint venture is proportionally capitalized to support the R&D of electric vehicle power train and to provide the technical support for type approval and certification required for the new energy vehicles developed by ZAP and Jonway.  Better World provide on board charging technology and charge station expertise and standards compliancy know-how.  ZAP Jonway and ZAP Hangzhou also plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. ZAP Hangzhou is located at a facility in Hangzhou provided by the Holley Group.  The facility has conducted engineering and integration of electric drive trains in the Jonway A380 5-door SUV.

Better World sales and distribution of Z-Chargers.  ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations.  Better World completed the development of these chargers in 2011 and now has the US approved charge stations available for sales in the US market and internationally.  ZAP will begin to sell and market these charge stations in the US along with the EV products to its customers starting in 2013. There are three models available for sales in the US – out door chargers that can be installed on the curbs, wall mount for in-door garages and home chargers that can be installed in the home garages.  The former two are designed for public places, and has independent meters for measuring usage and billing.  The home chargers are designed for private use and can be connected to the metering within the house.  Better World’s charge stations are connected by a mobile network that can communicate to user’s cell phone to track charge levels, determine if users can travel the range with the charge level in the EV, show charge usage, place reservations of chargers in the network and determine availability of the chargers for use by the customers.

Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple).   In November 2011, Jonway Auto and ZAP Hangzhou jointly set up this company with the registered capital of RMB 20 million. As of December 31, 2012 and December 31, 2011, Jonway Auto has funded RMB 5 million into this joint venture and ZAP Hangzhou has funded RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies.

Technology

 ZAP has developed expertise in electric drive train integration and ZAP Hangzhou JV has filed more than 10 patents, and has key technologies in the area of vehicle management system (VMS).  This is the control system that manages and coordinates the functions between the motor, the battery management system and the auxiliary systems that require power from the batteries, such as power steering, power brakes, air conditioning and heating, power windows and locks.

During 2012 and 2011, ZAP expended approximately $0.2 million and $5.0 million, respectively, in research and development activities. No significant portion of such expenses was borne directly by our customers.

ZAP Hangzhou Joint Venture has built a technical research center and a research and development team composed of 30 engineers developing new energy vehicles and the engineering work to support type approval of the E380 SUV.  Hangzhou JV spent $428,000 in R&D in 2012.

 Jonway’s research and development expenses were $2.3 million in 2012 and $2.2 million in 2011.

Sales and Marketing

ZAP currently markets and sells ZAP Jonway products internationally and to dealers in the U.S. ZAP Jonway intends to leverage Jonway’s existing distribution channels in China and internationally, which include about 50 direct dealerships and over 100 customer support centers in China.  Jonway’s SUVs are being sold in South America, to the European Union, Africa and the Middle East.

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

 Jonway’s advertising and marketing expenses were $2.3 million and $4.7 million for the years ended December 31, 2012 and 2011, respectively.  ZAP’s advertising and marketing expenses were approximately $98,000 and $126,000 for the years ended December 31, 2012 and 2011, respectively.

A number of Chinese manufacturers have launched new SUV models in China in 2012.  As a result, Jonway has had very stiff competition in the local markets.  Prior to 2012, there were only a few Chinese SUV manufacturers.  This increased competition and tougher customer demands for more luxury in the vehicles have led Jonway to upgrade the interior design of its products.

After several reorganization of the sales and marketing team due to management changes, the sales organization is now relocated from Hangzhou to Taizhou, the home town of Jonway Group in order to allow closer collaboration between Jonway Auto’s sales organization and Jonway Group’s management.

The market conditions with demand for more new models and luxury in the vehicles, and the changes in sales management contributed to challenges for the company to increase its sales revenues.  However, the new models are now available for 2013, and additional new models will be announced in April at the Shanghai Auto show.   The sales organization is now separated into two regional organizations, Northern and Southern China team in order to allow each of the regional managers to be able to focus more rigorously on their regions’ growth and customer support.

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

Jonway currently offers a 2-year or 60,000 kilometer warranty for the SUVs; it has built and continues to improve on its after-sales service network.  Jonway’s had 100 after-sales service centers and 10 vehicle spare parts centers in China for logistics and distribution as of December 31, 2012.  Jonway has set up an after-sales services department to follow up and timely deal with quality claims from after-sales service stations or end-customers.  Jonway has also set up a quality department to focus on making claims to vehicle components suppliers for defective products, as well as taking responsibility of Jonway’s overall quality control.

Manufacturing

ZAP Jonway manufactures the A380 electric SUV and the minivan at Jonway’s manufacturing facility in Sanmen, Zhejiang China.  This facility has the capacity to produce up to 50,000 vehicles per year.  Jonway produces the three-door and five-door A380 SUVs and spare parts at this facility. Jonway’s facility is certified under the ISO 9000 quality standards promulgated by the International Organization for Standardization.

Jonway’s manufacturing operations include pressing, welding, painting and assembling lines.  Jonway has also obtained the following certifications: the Gulf Cooperation Certification, the Saudi Arabian Standards Organization, and the Standards Organization of Nigeria Conformity Assessment Programme, certifying Jonway to homologate and distribute in the Gulf, Saudi Arabia and Nigeria, and Jonway’s vehicles have received China Compulsory Certification required for industrial production in China

Sources and Availability of Parts and Supplies

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

Backlog

As of April 12, 2013 ZAP had over $347,000 in backlog orders from consumers.

As of April 12, 2013, Jonway had over $1.41 million in backlog orders from auto-dealer purchase contracts for Jonway SUVs.  Jonway anticipates shipping these units from on-hand inventory.

Customers

Since 1994, ZAP has sold electric vehicles in 75 countries. Most of our sales are to military, government and corporate fleets. ZAP has contracts to provide vehicles to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, the City of Monterey and others.  Leveraging Jonway’s access to the China market, ZAP Jonway intends to focus on business development to create new markets within China.   Jonway sells its vehicles through a network of 50 dealerships in China and has started a distribution network in South America in Brazil and Peru, and Vietnam and Turkey for the European markets.

Regulation

Vehicle Safety and Testing

In China, the vehicles sold have to undergo type approval for safety and compliance to local regulatory requirements for both gasoline and electric vehicles.  These type approvals are granted only for vehicles that have been authorized as one of the catalogued registered license vehicles that the automobile manufacturer is allowed to manufacture and sell in China.  Jonway Auto’s A-380 SUV and E-380 SUV have both received the catalogue licenses, and any new models or variation from these models, such as the E-380 S with battery swap configuration, would require additional extension of the type approval for that model.  The minivan that was released in 2012 also received type approval from the Chinese government.  All the type approvals are for highway speed safety and compliance.

In the U.S., our vehicles are subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration, or NHTSA, including all applicable United States federal motor vehicle safety standards, or FMVSS. As a manufacturer, we must self-certify that a vehicle meets or otherwise obtain an exemption from all applicable FMVSSs, as well as the NHTSA bumper standard, before the vehicle can be imported into or sold in the United States. There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

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

For Jonway Business
The China government has adopted various measures to institute a uniform supervision and administration system with respect to vehicle emissions, including an automobile product authentication procedure and a network of testing centers across China. The State Environmental Protection Administration from time to time publishes notices to inform the public of new vehicle models that comply with its regulatory emission standards. Automobile manufacturers are not allowed to produce or register vehicle model or automobile product that failed to comply with such regulatory emission standards.

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

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog.  At December 31, 2012 ZAP Jonway was not an approved enterprise.  However, based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

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

Competition

ZAP Jonway currently faces strong competition from established automobile manufacturers, including manufacturers of all-electric vehicles such as the Nissan LEAF. The electric vehicles from Tesla and other models from Mitsubishi are already on the market or will be introduced soon. In addition, several manufacturers, including General Motors, Toyota, Ford, and Honda, are each selling hybrid vehicles, and certain of these manufacturers have announced plug-in versions of their hybrid vehicles, such as the Chevrolet Volt, which is a plug-in hybrid vehicle that operates purely on electric power for a limited number of miles, at which time an internal combustion engine engages to recharge the battery.

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

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2012, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of December 31, 2012, Jonway had 19 issued patents (including ten utility model patents and nine exterior design patents) and nine pending patent applications with the China Patent and Trademark Bureau. Jonway’s issued patents start expiring in 2019.

ZAP Jonway does not know whether any of ZAP or Jonway’s pending patent applications will result in the issuance of patents or whether the examination process will require ZAP or Jonway to narrow their claims. Even if granted, there can be no assurance that these pending patent applications will provide ZAP Jonway with protection.

Subsidiaries

ZAP has the following wholly-owned subsidiaries: RAP Group, Inc., a California company, Voltage Vehicles, a Nevada company, ZAP Rental Outlet, a Nevada company, ZAP Stores, Inc., a California company, ZAP Manufacturing, Inc., a Nevada company, ZAP World Outlet, Inc., a California company, Portable Energy LLC, a California limited liability company and ZAP Hong Kong, a Hong Kong limited company. Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles; ZAP Stores is engaged primarily in consumer sales of ZAP products at one location; ZAP Manufacturing is engaged primarily in the distribution of ZAP products; and Portable Energy is engaged in the sale of portable energy products. ZAP World Outlet, ZAP Rental Outlet and RAP Group are not currently operating subsidiaries. Port Energy stopped operations in October 2011. ZAP Hong Kong was established in 2011 as a wholly foreign owned enterprises (“WOFE”) and has no operation since incorporated.

We hold 51% of the equity shares of Jonway. As of December 31, 2012, Jonway has the following wholly-owned subsidiaries: Jonway Taizhou Leasing Company and Taizhou Fuxing Vehicles Sale Co., Ltd. We also have 37.5% equity investment in ZAP Hangzhou Joint Venture and 50% equity investment in Shanghai Zapple Joint Venture.

Employees

As of April 12, 2013, ZAP had a total of 6 full-time employees. At present, there are two employment agreements with the officers of ZAP, Benjamin Zhu, who was hired as ZAP’s Chief Financial Officer in March 2011 and Charles Schillings, Co-CEO who was hired June 17, 2012.

As of April 12, 2013, Jonway had a total of over 500 employees, all of whom are full-time employees.

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

ZAP incurred net losses attributable to ZAP of $21.8 million, $40.8 million and $19.0 million, for years ended December 31, 2012, 2011 and 2010, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $19.1 million, $ 10.2 million and $445,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

ZAP Jonway believes that it may continue to incur operating and net losses for our gas and electric vehicles until at least the time ZAP Jonway begins significant volume deliveries of the new models of Jonway’s gasoline vehicles and the electric vehicle models, and when the international sales of the gasoline vehicles picks up volume.  We expect to begin international sales of the electric vehicles and the gasoline vehicles in limited quantities for key countries in 2013.  However, due to the uncertainty of type approval processes in different countries, this international sales volume and the EV sales may be delayed in some of the countries2013 if the testing process requires substantial investment and corrective changes to the vehicles. We performed limited trial production of the enhanced version of the gas A380 SUV in late 2012. Even if we are able to successfully obtain type approvals in all the required countries for the electric vehicle models, there can be no assurance that it will be commercially successful as it depends on market adoption of full electric vehicles in the sales regions that ZAP Jonway targeted.  Our profitability will be dependent upon the successful development of new and additional sales dealership networks and successful commercial introduction and acceptance of our new gas and electric vehicles models, which may not reach our targeted volumes to achieve profitability.  Gross margins were low in 2012 due to the low volume and the competitive pricing of new competitors into the SUV markets in China.  Increased cost in sales and marketing also contributed to increased operating costs, which increased the net loss of the overall business.  The rising RMB has created challenges in competitiveness of the Chinese products internationally, as a result, the gross margins of international sales also suffered as a result of the RMB float.

ZAP Jonway expects the rate at which we will incur losses to continue in the foreseeable future as we:

·	expand our marketing and sales to build branding and add additional new dealerships in China

·	increase our business development and manufacturing activities for the new van model and electric vehicles in China;

·	begin international business development, marketing and sales which requires expensive type approval testing

·	develop international semi-knock down kit (SKD) manufacturing activities that may be required in some of the countries to attain favorable import tax rates;

·	continue to design, develop new models to keep up with demands of the market and compete against new models from competitors and manufacture our follow on planned new gas and electric vehicles;

·	bolstering our after-sale services network especially internationally;

·	build inventories of parts and components for our new gas and electric vehicles;

·	develop and equip manufacturing facilities to produce our new gas and electric vehicle models;

·	expand our design, development, maintenance and repair capabilities;

·	increase our sales and marketing activities to support new models promotion;

·	increase our general and administrative functions to support our growing operations; and

·	Overall rising RMB is likely to continue which will increase the cost of operations in China.

Because ZAP Jonway will incur the costs and expenses from these efforts before we receive substantial incremental revenues to offset the operational costs with respect thereto, ZAP Jonway’s losses in future periods will likely to continue to incur. In addition, we may find that these efforts are more expensive than we currently anticipated or that these efforts may not result in increases in our revenues, which could further increase ZAP Jonway’s losses.

ZAP Jonway’s limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were; $19.0 million for the year ended December 31, 2010, $40.8 million for the year ended December 31, 2011 and $21.8 million for the year ended December 31, 2012. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and the upgraded conventional fuel vehicles which are in development and which we intend to begin producing in 2012. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

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

ZAP’s primary revenue, sales and manufacturing is from Jonway Auto, based in China and Jonway’s sales revenues are mostly in China currently, and subject to the market conditions, economy, as well as regulations of the Chinese government.

Most of ZAP Jonway’s revenues and sales, as well as manufacturing production operations are in China, and is subject to the market and economic conditions as well as government regulations in China.  Over the years, the Chinese government regulations and policies have tended to have very direct impact on the development of specific industry sectors, whether this is in the form of restrictions, or in the form of incentives and credit availability.  Recently, the increased credit reserves placed on the banks in 2012 handicapped many small businesses in getting credit loans, and this has had some impact on the smaller direct dealerships Jonway Auto has in China. As a result, many smaller dealerships were unable to continue to get bank lines to support inventory purchases and display new products on their show room floors.  This credit tightening by the Chinese government on the banks will continue this year.  ZAP Jonway has replaced the smaller dealers with dealers that have a stronger financial backing in larger cities, in anticipation that bank credits will not loosen up much this year.

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

Due to the continued losses incurred by both ZAP and Jonway Auto, Jonway Auto has been borrowing money from Chinese banks using the land and buildings from its factory in Sanmen.  These loans are used for both working capital as well as supplementing the losses over the last few years.

As of December 31, 2012, Jonway Auto has outstanding loans of approximately $8.7 million and bank acceptance notes of approximately $18.5 million to support the losses incurred and $54.4 million in deficit working capital.   These loans and bank acceptance notes are from multiple Chinese commercial banks. Interest rates for these loans range from 7% to 9% per annum and continue to be a burden on the profitability of the company.

ZAP Jonway’s financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

ZAP Jonway’s operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our gas and electric vehicles. Demand for new cars in the automobile industry in general, and for electric vehicles in particular, typically decline over the winter season in the United States, while sales are generally higher as compared to the winter season during the spring and summer months. In China, sales declined over the spring, first quarter of the year due to holidays during Chinese New Year and summer months and were higher in the autumn and winter seasons, fourth quarter of the year due to promotions and year-end inventory clearance sales. ZAP Jonway expects sales of our vehicles to fluctuate on a seasonal basis and dependent on the country where the sales originated. However, ZAP Jonway’s limited operating history and its early entry into the international markets makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for ZAP Jonway’s vehicles. ZAP Jonway’s operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our variable sales and marketing expenses are based on anticipated levels of annual revenue.

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

ZAP anticipates that a substantial amount of its revenue in the future will be generated from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric vehicles, such as the Alias, electric A380 SUV and the improved gas fueled vehicle models are expected to be in production in 2013.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

The automotive market is highly competitive and ZAP Jonway may not be successful in competing in this industry. ZAP Jonway currently faces competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and ZAP Jonway expects it will become even more so in the future. ZAP Jonway currently faces strong competition from established automobile manufacturers, including manufacturers of all-electric vehicles such as the Nissan LEAF, Tesla, Ford, Volkswagen, Chevy Volt, Renault and many others.

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

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. ZAP Jonway does not currently offer or plan to offer, any form of direct financing on our vehicles. ZAP Jonway has not in the past, and does not currently nor in the foreseeable future intend to, offer substantial customary discounts on our vehicles. The lack of direct financing options and the absence of substantial customary vehicle discounts could put ZAP Jonway at a competitive disadvantage.

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

Over the last three years, the deterioration in the global financial markets and continued challenging condition of the macroeconomic environment has negatively impacted consumer spending and we believe has adversely affected the sales of our vehicles. The Chinese economy is slowing down, and due to government regulation that restricts the purchase of vehicles for major cities such as Shanghai and Beijing due to massive congestion and pollution problems, the demand for automobiles may decline.  Despite strong incentives from government to promote the adoption of EVs by subsidies and lifting restrictions to waive EV purchases, consumers’ reluctance may continue to persist due to the lack of charging infrastructures and consumers’ concern with the reliability and safety of EVs.  Difficult economic conditions could therefore temporarily reduce the market for vehicles in ZAP Jonway’s price range. Discretionary consumer spending also is affected by other factors, including changes in tax rates and tax credits, interest rates and the availability and terms of consumer credit.

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

Accordingly, in order to build and maintain our business, ZAP Jonway must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in ZAP Jonway’s case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

·	ZAP Jonway’s limited operating history;

·	ZAP limited revenues and lack of profitability to date;

Jonway Auto’s outstanding loan and line of credit for working capital;

·	unfamiliarity with or uncertainty about our electric vehicles;

lack of infrastructure to support the refueling/recharging of EV and new energy vehicles;

·	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

·	the prospect that ZAP Jonway may need ongoing infusions of external capital to fund our planned operations;

·	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

·	the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2012, ZAP Jonway incurred net losses of approximately $31.2 million and used approximately $6.5 million of cash in operations while recognizing approximately $50.3 million in revenue. As of December 31, 2012, ZAP Jonway had cash and cash equivalents of $1.65 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.  Jonway Auto’s cash flow depends heavily on continuing orders from its domestic and international markets, and using the payments to finance the bulk of the required working capital to deliver the products in order to fulfill the sales orders.  If the future orders were to slow down, or get substantially reduced, ZAP and Jonway Auto would need more funding to support its cash flow in order to make payment to its suppliers and meet its working capital cash needs.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. ZAP has received an order from Department of Transportation (DOT) in the U.S. to recall its 2008 Xebra vehicles with buy back because the proposed fix submitted in 2012 was not acceptable to DOT.  ZAP has discontinued the sale of Xebras since 2011 and also issued recall notices last year with respect to the 2008 Xebra® model. This recall is due to the 2008 Xebras inability to meet the braking distance requirements when the vehicle is operating at its maximum speed.   On November 14, 2012, NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and ordered ZAP to take specified actions to meet its requirements. ZAP’s recalls include 627 units sold in U.S. market.

As for other models, while we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

Jonway’s present contracts are based in the Chinese Renminbi (“RMB”), except for international trading contracts in the US dollar.  The value of the RMB depends, to a large extent, on China’s domestic and international economic, financial and political developments and government policies, as well as the currency’s supply and demand in the local and international markets.  Over the last two years, the value of the RMB largely appreciated against U.S. dollar and will continue to appreciate over time.  There can be no assurance that such exchange rate will not fluctuate widely against the U.S. dollar in the future.  Fluctuation of the value of the RMB will have adverse effects in reconciling Jonway’s financial statements into the U.S. dollar in consolidated financials and such reconciliation may require significant resources of ZAP Jonway and therefore cause an adverse effect on ZAP Jonway’s business.  Additionally, the rising RMB could increasingly reduce the price competitiveness of our products internationally outside of China, and add to the overall manufacturing costs for each vehicle.

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

Jonway depends in part on government subsidies and economic incentives to finance Jonway’s independent research and development, production and sale, such as a Chinese surtax exemption, technology innovation incentives and land use rights investment subsidies from local government.  The related government subsidies and incentives amounted to $0.31 million and $0.73 million for Jonway in 2012 and 2011, respectively.  If government policies change, or if Jonway otherwise fails to obtain these incentives, it will adversely affect ZAP Jonway’s financial position and operating results.  Due to lack of a business license, Jonway cannot obtain certain government grants for the auto manufacturing industry, or other incentives, such as the enterprise income tax preferential treatment, and other incentives for auto manufacturers.

ZAP’s payment in its common stock in the US to compensate for services rendered by service providers and some employees may put downward pressure on stock prices.

ZAP in the US had paid some of its employees and contractors with stock and this continues to put pressure on the share price.  ZAP is putting more restrain on the issuance of stock for services, and minimized the issuance of stock options to employees.

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

The People’s Republic of China regulates the conversion between the RMB and foreign currencies.  Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service-related foreign exchange transactions, payment of dividends and service of foreign debt.  However, foreign exchange transactions by subsidiaries in China under capital accounts continue to be subject to significant foreign controls and require the approval of and or registration with, governmental authorities.  There can be no assurance that these laws and regulations on foreign investment will not cast uncertainties on financing and operating plans in China.  Under current foreign exchange regulations in China, subject to relevant registration at the State Administration of Foreign Exchange, (“SAFE”), Jonway will be able to pay dividends in foreign currencies without prior approval from SAFE by complying with certain procedural requirements.  However, there can be no assurance that the current foreign exchange policies regarding debt service and payment of dividends in foreign currencies will persist in their current formulation.  Changes in foreign exchange policies in the People’s Republic of China might have a negative impact on ZAP Jonway’s ability to repatriate profit from Jonway to ZAP.

If ZAP Jonway fails to manage future growth effectively, we may not be able to market and sell our vehicles successfully.

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the year ended December 31, 2012 of the total sales of $50.3 million Jonway Automobile accounted for $49.3 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

·	development of sales network and dealerships;

·	financially strong partnerships internationally that can help distribute and expand sales and marketing for the targeted regions;

Forecasting production and revenue;

·	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

·	implementing and enhancing administrative infrastructure, systems and processes;

·	addressing new markets with adequate advertisement, branding and promotion; and

·	expanding international operations with experienced international sales team.

ZAP Jonway has suffered some losses in personnel in 2012, and intends to replace these losses with more experienced and skilled people to do sales and marketing, financial management, design and training new personnel;

·	Forecasting production and revenue;

·	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

·	implementing and enhancing administrative infrastructure, systems and processes;

·	addressing new markets with adequate advertisement, branding and promotion; and

·	expanding international operations with experienced international sales team.
.

ZAP Jonway has suffered some losses in personnel in 2012, and intends to replace these losses with more experienced and skilled people to do sales and marketing, financial management, design and manufacturing personnel and service technicians for our vehicles. Competition for individuals with experience designing, manufacturing and servicing vehicles, particularly electric vehicles, is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm ZAP Jonway’s business and prospects.
.

If ZAP Jonway is unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

The loss of the services of any of ZAP Jonway’s key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, ZAP Jonway is highly dependent on the services of Priscilla Lu, Chairman of ZAP’s Board, Charles Schillings and Alex Wang, ZAP’s Co-Chief Executive Officers and Benjamin Zhu, ZAP’s Chief Financial Officer. Only two of ZAP Jonway’s key employees are bound by an employment agreement for any specific term.  These employees are Benjamin Zhu and Charles Schillings.  There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

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

In addition, as the automotive industry moves towards greater use of electronics for vehicle systems, The U.S. National Highway Traffic Safety Administration and other regulatory bodies may in the future increase regulation for these electronic systems.

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2012, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary Jonway had 19 issued patents and 9 pending patent applications with the China Patent and Trademark Bureau.

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

We cannot be certain that ZAP or Jonway are the first creator of inventions covered by their respective pending patent applications or that they are the first to file patent applications on these inventions, nor can we be certain that any of ZAP or Jonway’s pending patent applications will result in issued patents or that any of our issued patents will afford protection against any competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus ZAP Jonway cannot be certain that foreign patent applications related to issue U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 64.6% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. In particular, Priscilla Lu, the chairman of our board of directors, is a general partner of Cathaya. In addition, Jonway Group and its affiliates own approximately 19.11% of the outstanding shares of common stock, and Cathaya and its affiliated entities beneficially own approximately 43.64% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase ZAP’s common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The chart below contains a summary of ZAP’s principal facilities at December 31, 2012:
Location	Use	Square	Monthly Rent
		Feet
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters	2,100	$2,003
412 Timothy Rd, Santa Rosa, CA	Warehousing	10,000	$4,000
3 West 3rd Street, Santa Rosa, CA	Vehicle Storage	10,000	$600
Zheijiang Province, China	China Office and Plant	915,386	$--

 ZAP’s facilities are rented. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California. The property is rented on a month-by-month basis from Al Yousuf, LLC.

The Timothy Rd property, in Santa Rosa is rented on a month to month basis from Cire Management.  We began renting this property in July 2012.

The 3rd Street property, in Santa Rosa is rented on a month-by-month basis with 3 W 3rd, LLC. We began renting this property in July 2012.

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

Jonway has obtained certificates of property for all of its buildings.

 Item 3.  Legal Proceedings

On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou, Steven Schneider and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.
On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  The Cross-Complaint also asserts the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due thereunder; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortious interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortious interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.
On March 22, 2013, Plaintiffs/Cross-Defendants’ Cathaya and Lu filed a Demurrer to the Cross-Complaint, which is set for hearing on June 27, 2013.  ZAP’s response to the Cross-Complaint is not yet due.  ZAP intends to vigorously defend the Cross-Complaint.
The Court has already heard and determined the parties’ respective claims seeking a determination as to the proper composition of the ZAP Board of Directors.  On February 2, 2013, the Court ruled on Plaintiffs’ application seeking such determination pursuant to California Corporations Code section 709, ruling that the purported actions taken by the Minority Board Member Defendants at a purported December 31, 2012 meeting of the ZAP Board of Directors, including the appointment of Luo Hua Lian and Juan Gao to fill alleged vacancies on the Board, were null and void.  On March 1, 2013, the Court denied the Minority Board Member Defendants’ application pursuant to California Corporations Code section 709, which had sought an order declaring that Co Nguyen and Aileen Kao were not validly appointed to the ZAP Board of Directors in October 2012.
As a result of the Court’s rulings on the parties’ respective applications under California Corporations Code section 709, the Board is comprised of the directors that were members of the Board prior to the purported December 31, 2012 Board meeting, except for the previously announced resignation of Alex Wang at a meeting of the Board held on January 20, 2013, and the appointment of Wang Huai Yi as a member of the Board at the same meeting to fill the vacancy created by Alex Wang’s resignation.

There is no trial date set regarding the parties’ remaining claims.

2.            A derivative lawsuit filed by Cathaya Capital against Steve Schneider, Mark Abdou, and Alex Wang is awaiting court hearing date to be announced and is being taken over by the Company, which is currently pursuing Steve Schneider to return inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to a new account.

3.           Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,
Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has recently learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated an intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There has been no activity in the case that we are aware of in the past several months.

4           . Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 2011, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 2011, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

5           . Long v. ZAP, et al., Case No. SW-250380, filed in the Superior Court of the State of California, County of Sonoma on September 20, 201 1. The Complaint alleges causes of action for injunctive relief and damages for breach of contract, breach of the implied covenant of good faith and fair dealing, failure to pay wages, wrongful termination, fraud, defamation, and illegal recording in violation of privacy rights. Included as defendants are ZAP, Jonway, Steve Schneider, William Hartman, and Priscilla Lu. The Company entered into a settlement agreement with the plaintiff in early September 2012 and made an installment payment on September 21, 2012. The case was settled in December 2012.

6           . Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Luizhou Wuling
Motors Co., Ltd., Pricilla Lu, and Steve Schneider, Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract, money had and received, fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009. No trial date has as yet been set, and the parties continue to negotiate a possible resolution. The Company intends to vigorously defend itself in this matter if plaintiff refuses to enter into a reasonable settlement.

7.           . Railroad Square vs. ZAP, Case No. SCV-251968 filed July, 2012, in the
California Superior Court, County of Sonoma, alleging unlawful detainer and seeking possession of ZAP'S leased premises, along with damages. The case was settled in early August, 2012.

8.           Railroad Square vs. ZAP and Priscilla Lu, Case No. SCV-252102, filed on
August 8, 2012, in the Superior Court of California, County of Sonoma. The Complaint alleges causes of action for breach of written contract, negligence, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Complaint contains allegations that ZAP misrepresented its intentions in connection with property leased from Railroad Square in the City of Santa Rosa, California. The case was settled on November 14,20 12.

9.           Susan Sher v. ZAP, Case No. SCV-253158, filed on February 1, 2013, in the Superior Court of California, County of Sonoma. The Complaint alleges causes of action for breach of implied warranty and reimbursement under the California "Lemon Law" statutes. The Complaint contains allegations that ZAP failed to repair a 2008 Xebra purchased by plaintiff in violation of the statutes and an implied warranty of merchantability. The parties are discussing settlement, but the Company is prepared to defend itself vigorously if plaintiff refuses to enter into a reasonable settlement.

10.           The Company was in litigation over fees owed to a professional legal service company. A settlement was reached in March 2013.

11.           The Company was in binding arbitration with a law firm over professional services rendered.  A settlement was reached on April 8, 201311.

12.           A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

Other Regulatory Compliance Matters

ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that they are in non compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non compliance issues.

On November 16, 2012 ZAP received notification from the Office of Chief Counsel of the National Highway Traffic Safety Administration (“NHTSA”) containing Findings, Conclusions, and Order on ZAP’s Failure to Reasonably Meet its Recall Remedy and Notification Requirements (“Order”), dated November 13, 2012, related to the recall of ZAP’s model year 2008 Xebra, an electric three-wheeled motor vehicle with an enclosed sedan or truck body style.

NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and was ordered to remedy the model year 2008 Xebra by, among other things, refunding the purchase price, less reasonable allowance for depreciation, providing notice of this refund remedy to model year 2008 Xebra owners, purchasers, and dealers, and picking up and disposing of each recalled vehicle at ZAP’s sole expense. NHTSA determined that the average market price of a model year 2008 Xebra as of October 12, 2012 to be $3,100.  The order stated a total of 691 model year 2008 Xebra vehicles are subject to this remedy.  ZAP’s internal records indicate that 691 vehicles were imported into the U.S. by ZAP, of which 627 were shipped to customers located in the U.S.

ZAP was ordered to respond to NHTSA and to take certain other actions by November 26, 2012.  ZAP intends to submit a request to appeal or reconsider the recall value of the vehicle in this order.

 The Company has accrued for estimated expenses related to above claims.

.

Item 4.  Mine safety disclosures

Not Applicable

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low
Fiscal Year 2012
December 31, 2012	$0.09	$0.07
September 30, 2012	0.12	0.10
June 30, 2012	0.11	0.11
March 31, 2012	0.21	0.17

Fiscal Year 2011:
December 31, 2011	$0.38	$0.16
September 30, 2011	0.62	0.33
June 30, 2011	0.80	0.42
March 31, 2011	1.84	0.69

Holders

ZAP had approximately 3,394 record holders of our common stock as of April 12, 2013, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

ZAP maintains its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2012:

			(c)
	(a)		Number of Shares
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	24,852	0.42	10,000
2007 Consultant Stock Plan	1,384	0.51	4,384
2006 Incentive Stock Plan	990	0.89	814
2004 Consultant Stock Plan	--	—	1,000
2002 Incentive Stock Plan	1,465	1.2	6,104
Equity compensation plans not approved by security holders:	—	—	—

Total	28,691	0.47	22,302

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

2012

ZAP issued 1,279,354 shares of common stock valued at $231,117 in exchange for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 949,269 shares of common stock valued at $179,530 for employee compensation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 2,109,689 shares of common stock valued at $203,957 to settle legal claims against the company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 363,637 shares of common stock valued at $40,000 to a departing board member. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

2011

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

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2012

Overview and 2012 Highlights

ZAP Jonway Launches HYBRID CNG SUV Targeting Alternative Fuel Markets

HYBRID Compressed Natural Gas (CNG) as an additional product in its line of New Energy Vehicles.  ZAP Jonway is launching its first HYBRID CNG vehicle with Jonway Auto’s A 380 SUV.  This new CNG SUV, named CN 380 is focused on the accelerating growth in CNG vehicles in many developing countries and in the United States.

The HYBRID CNG engine in the CN 380 seamlessly allows the driver to utilize the regular gasoline engine when the CNG fuel is depleted, and also automatically uses the gasoline as fuel to run the engine when it is in a cold start state and the engine is warming up.  The CNG tank capacity is the same as the gasoline tank, thus offering the driver double the amount of fuel available, inclusive of the existing gasoline tank which is used as the backup.

ZAP Jonway is leveraging on the mature A380 SUV platform to offer two models for its CN 380. CN 380 SUV comes in either 1.6 L or 2.0L for manual transmission or the 1.8L for both automatic as well as manual transmission.  There is a growing demand for alternative energy vehicles in many South American countries, especially with the escalating cost of gasoline fuel.  The savings in fuel cost by going to CNG is estimated to be around 60% to 65%.  China is also opening up the market for CNG in many of its southern provinces.

ZAP Jonway is now marketing and promoting this CNG product line for its international market, targeting South America initially where CNG fueling stations are popular; with the goal of addressing the U.S. market at some time in the future when the vehicle is fully type approved for the U.S.

Jonway Auto was issued the EV Catalogue License and factory certification for EV production manufacturing

China was issued the EV Catalogue License and factory certification for EV production manufacturing, and also received E380 SUV China type approval and Catalogue License.  The EV Catalogue License issued to Jonway's factory for production manufacturing of Electrical Vehicles allows their factory in Sanmen, Zhejiang to manufacture and produce all current and future Electrical Vehicle products.  This certification process rigorously verifies the factory's safety procedures in handling production of EV products, and reviews the production processes, testing and handling of lithium battery packaging and installation.

ZAP Jonway also received the type approval for its E380 SUV.  The E380 SUV represents the first international EV to receive Chinese type approval.  The E380 SUV is the first electric vehicle allowed to be produced and sold in China from an international company, ZAP.  The electric power train for the E380 SUV was designed by ZAP Hangzhou Joint Venture; a joint venture company formed to do engineering design for electric vehicles, and was principally responsible for achieving the type approval, working in conjunction with the factory engineers at Jonway Auto.  This long arduous testing process took more than one year, and required extensive endurance and safety testing, as well as detailed engineering documentation of both the design and the test

Other ZAP Products

ZAPPY3 Personal Transporters.  The ZAPPY3 Pro Flex is designed to meet the requirements of material handling, warehousing, fabrication and construction industries. For the mobility market, ZAP makes the ZAPPY3 EZ and ZAPPY3 Standard.

ZAP Powerbikes.  The ZAP Powerbike is designed to meet the requirements of material handling, order filling, warehousing and personal transportation.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

 Net sales decreased by $6.0 million in the year ended December 31, 2012 from $56.2 million for the year ended December 31, 2011 to $50.3 million in December 31, 2012.  This decrease related principally to the Jonway international sales not occurring as planned.  Jonway’s sales contributed $49.3 million in net sales.

From January 1, 2012 to December 31, 2012, Jonway sold 5,080 gasoline vehicles with total revenue of approximately $49.3 million as compared to the period of January 22, 2011, (date of acquisition by ZAP) through December 31, 2011 in which Jonway sold 4,976 vehicles with total revenue of over $54.3 million. Two factors contributed to the Chinese automobile industry’s overall reduction in sales this year. The Chinese government constrained the issuing of new gasoline vehicle licenses per family, and canceled some incentives and subsidies for purchasing gas vehicles, and placed credit restriction policies on the banks to reduce credit facilities available to businesses.  Consequently, the automobile dealers in China, including Jonway’s automobile dealers, had a reduction in sales orders and overall sales throughout. During 2012, more SUV models are launched into market by auto makers, which intensified the competition.  Jonway has provided a floor to finance dealers’ orders in 2012 to assist in increasing sales domestically.

Approximately 15 percent of the Jonway vehicles sold in the full year of 2012 contained the Mitsubishi fully automatic transmission and engine and the rest were the Mitsubishi manual transmission and engine. The automatic transmission is priced higher than the manual transmission, but the sales return yields at a lower overall margin contribution due to relatively high cost and increased marketing costs—an inherent feature of new model launching.

In our Advanced Technology segment, sales decreased by $259,000 from $410,000 for the year ended December 31, 2011 to $151,000 for the year ended December 31, 2012. The tight United States credit and general economic conditions negatively impacted our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

In our Consumer Product segment, sales increased by $101,000 from $622,000 for the year ended December 31, 2011 to $723,000 for the year ended December 31, 2012 due to increases in sales of ZAPPY 3 scooters to two catalog distributors for resale.

In our Car Outlet segment, sales decreased by $734, 000 from $876,000 for the year ended December 31, 2011 to $ 142,000 for the year ended December 31, 2012. The decrease was due to a limited supply of consignment cars available for sale and a general downturn in the economy. ZAP began closing this segment in October 2012.

Gross profit decreased by $2.8 million from $4.5 million for the year ended December 31, 2011 to $1.6 million for the year ended December 31, 2012.  The decrease in gross profit for the year ended December 31, 2012 related primarily the decrease in sales volume and loss of gross margins for the new minivans that were introduced and lower gross margins from the SUVs sold in China for the Jonway cars and also for the dealer incentives initiated in 2012. Jonway’s gross profit contribution decreased from $5.0 million to $1.1 million from fiscal year 2012 to 2011.

In our Advanced Technology segment, our gross loss decreased by $246,000 from a gross loss of $745,000 for the year ended December 31, 2011 to a gross profit of $499,000 for the year ended December 31, 2012.  This was due to the decreased inventory reserve during 2012.

In our Consumer Products segment, we experienced an increase of $167,000 in gross profit from a gross profit of $118,000 for the year ended December 31, 2011 to a gross profit of $285,000 for the year ended December 31, 2012. The increase was due to an increase of sales in 2012 compared to sales in 2011 of the ZAPPY Pro Flex.

Gross profits for our retail car outlet segment decreased by $341,000 from a gross profit of $111,000 for the year ended December 31, 2011 to a gross loss of $230,000 for the year ended December 31, 2012. The decrease in gross profit was due to the decreased sales as well as the increased inventory reserve.

Sales and marketing expenses decreased by $1.6 million from $12.3 million for the year ended December 31, 2011 to $10.7 million for the year ended December 31, 2012.  The decrease in selling and marketing expense was due to the decrease in sales incentives to dealers because of less volume and the decrease in advertisement expenditures resulted from the tighten budget in the year ended 2012.

General and administrative expenses decreased by $2.3 million from $13.2 million for the year ended December 31, 2011 to $10.9 million for the year ended December 31, 2012. The decrease was due to a reduction of professional fees for legal and accounting services in connection with the Jonway Acquisition in 2011, an decrease in salaries due to shrinking ZAP’s operations and a reduction of expenses for employee stock options to reflect recent issuances in the year ended December 31, 2012.

Research and development expenses decreased by $4.8 million from $7.3 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. The 2011 R&D costs were high due to ZAP’s purchase of the minivan product platform from Jonway Group in 2011.  This was a one time expense which did not recur in 2012. Our normal research and development expenses relating to further developing new gasoline and electric vehicle models, including EV type approval testing, EV production facilities and new model engineering development continued in 2012.

Recall expense increased by $2.1 million for the year ended December 31, 2012. The accrual  was due to the estimated recall expenses for the Model -Year 2008 XEBRA sedan which is due to lack of adequate braking distance for the 2008 Xebras that were sold several years ago to the consumers. The recall expense was based on the total cost and freight to repurchase the MY 2008 Xebra vehicles. (See Note 16 – Litigation).

Impairment loss increased by $2.6 million for the year ended December 31, 2012. The increase was due to the impairment of the carrying value of the 3-door SUVs mold equipment. During 2012, the manufacturing of the 3-door SUVs was suspended in light of the defective in the mold equipment. The sum of the discounted future cash flows expected to generate from the 3-door mold equipment and their disposition is less than the carrying value. Therefore we determined that the fair value of those 3-door SUVs mold equipment was $2.6 million less than the carrying value at December 31, 2012.

Interest expense, net decreased by $15.8 million from $18.8 million for the year ended December 31, 2011 to $3.0 million for the year ended December 31, 2012.The decrease was primarily due to amortization of the beneficial conversion feature recorded on the $19 million senior convertible debt which resulted from a discounted stock conversion price in 2011.  In 2012, included is interest expense of $1.2 million on senior convertible debt. Also included is interest expense of $1.5 million relating to the Jonway’s bank financing.

Loss from equity in Joint venture we account for our 37.5% interest in the ZAP Hangzhou Joint Venture and 50% interest in Shanghai Zapple Joint Venture by the equity method of accounting.  For the year ended December 31, 2012, the joint venture incurred an operating loss of $875,000, of which $391,000 is ZAP and Jonway’s portion of the JV losses.

Other income (expense) decreased by $1.8 million from $2.2 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012.In 2011, other income includes the incentive of $0.7 million from the Chinese government and income of $1.4 million from scrap sales. In 2012, we only received the incentive of $0.3 million from the Chinese government. We also incurred an indemnity of $0.8 million to the bank when one of our dealers failed to repay the loan which was guaranteed by us.

Net loss attributable to ZAP’s common shareholders for the year ended December 31, 2011 was $40.8 million compared to $21.8 million for the year ended December 31, 2012.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, our operating and capital expenditure commitments and our financing abilities. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. At December 31, 2012, we believe that we will have sufficient liquidity required to conduct operations through April 16, 2014.

In January 2011, ZAP issued $19.0 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note without interest from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013.

At present, we will require additional capital to expand our current operations. In particular, we require additional capital to expand our presence into Asia, to continue development of our methodology for converting gasoline vehicles to electric and to continue building our dealer network and expanding our market initiatives. We also require financing to purchase consumer inventory for the continued roll-out of new products to add qualified sales and professional staff to execute our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias and other fuel efficient vehicles.

We intend to fund our liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both. Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments. However, we may not be able to obtain this additional financing on terms acceptable to us or at all.

We used cash in operations of $6.5 million and $8.3 million during the years ended December 31, 2012 and 2011, respectively. Cash used in operations in 2011 was the result of the net loss incurred for the year of $45.4 million, offset by non-cash expenses of $31.5 million. In 2011, non-cash expenses included $144,000 for stock–based compensation for consulting and other services, $2.3 million for stock-based compensation to employees, $3.8 million for stock-based compensation for research and development expenses and an increase of $0.67 million in inventory reserves. In addition, $24.3 million of non cash expenses was due to $16.9 million of amortization of the convertible note discount and $7.4 million of non cash expenses of depreciation and amortization.  Cash used in operations in 2012 was the result of the net loss of $31.2 million, offset by non-cash expenses of $16.4 million.  In 2012, non-cash expenses included $0.5 million related to stock-based compensation for consulting and other services, $1.7 million for stock-based compensation to employees, $2.6 million of impairment loss of long-lived assets, $7.9 million of depreciation and amortization, $0.8 million of inventory reserve and $0.9 million from loss on sale of marketable securities.

In 2012, the net change in operating assets and liabilities resulted in a cash increase of $8.2 million. The change was primarily due to increase in accounts payable of $7.2 million, increase in accrued liabilities of $2.1 million, decrease in prepaid expenses and other assets of $1.2 million and offset by increase in accounts receivable of $2.9 million.

 In 2011, the net change in operating assets and liabilities resulted in a cash increase of $5.6 million. The change was primarily due to decreases in the following: notes receivable of $3.3 million, accounts receivable of $0.9 million, inventories of $3.3million and accounts payable of $0.3 million, offset by increases in prepaid expenses and other assets of $0.2 million, due from related parties of $2.9 million and accrued liabilities of $1.5 million.

               Investing activities used cash of $1.3 million and $20.6 million during the years ended December 31, 2012 and 2011, respectively. In 2012, $2.5 million was used for the acquisition of property and equipment, mostly equipment for the production of mini-vans, offset by $1.1 million proceeds from the sales of marketable securities. In 2011, $19.0 million was used for the acquisition of 51 % of Jonway Auto. In addition, $2.1 million was used for the acquisition of property and equipments.

Financing activities provided cash of $3.7 million and $33.1 million during the year ended December 31, 2012 and 2011, respectively. In 2012, we received $12.6 million and $8.0 million, respectively, from short term loans and notes payable. These were offset by an increase in restricted cash of $5.6 million and repayments of related party loans and short term loans of $2.0 million and $9.3 million, respectively. In 2011, we financed the following activities: $4.2 million from issuance of common stock to investors, $19 million of convertible debt was issued to partially finance the 51% acquisition of Jonway Automobile, and Jonway Auto gained $7.0 million of short term borrowings from China-based banks.  Proceeds from notes payable were $5.9 million and proceeds from related parties were $1.5 million. These transactions were offset by repayments of $2.3 million of short term debt and an increase in restricted cash of $2.8 million.

We had cash and cash equivalents of $1.7 million at December 31, 2012 as compared to $5.9 million at December 31, 2011. We had a working capital deficit of $54.4million at December 31, 2012 as compared to a deficit of $15.0 million at December 31, 2011.  We had a recurring loss of $31.2 million and $45.4 million during 2012 and 2011, respectively. We had decreased sales from $56.2 million in 2011 to $50.3 million in 2012. Even though we had the above negative factors, we still believe that there is sufficient liquidity for our operations through April 16, 2014.

During 2012, Jonway received line of credit of $37.4 million, of which $11.0 million has not been used by December 31, 2012. The unused line of credit expires in May 2013. As long as we continue to pledge our land use rights with the bank, along with the guarantee support from Jonway Group and our shareholders, we believe that the line of credit can be renewed when due. Also our Principal shareholder, Jonway Group, has agreed to provide the necessary supports to meet our financial obligations through April 16, 2014 in the event that we require additional liquidity. In addition, CEVC would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

As a result of our acquisition of Jonway, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. We also sometimes acquire specific intangibles such as our acquisition in 2010 of a license agreement. Our goodwill at December 31, 2012 and 2011 was approximately$0.3million and $0.3 million, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 and the index thereto commences on the next page.

ZAP and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	Page 54

Consolidated Balance Sheets	Page 55

Consolidated Statements of Operations and Comprehensive Loss	Page 56

Consolidated Statements of Equity	Page 57

Consolidated Statements of Cash Flows	Page 58

Notes to Consolidated Financial Statements	Page 59

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ZAP and subsidiaries

We have audited the accompanying consolidated balance sheets of ZAP and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York

April 16, 2013

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$1,656	$5,859
Restricted Cash	11,763	6,128
Marketable Securities	-	1,830
Notes receivable	947	1,457
Restricted notes receivable	678	-
Accounts receivable	5,736	2,963
Inventories, net	11,152	11,118
Prepaid expenses and other current assets	502	1,984
Total current assets	32,434	31,339

Property, plant and equipment, net	53,357	46,953
Land use rights, net	9,767	10,075

Other assets:
Investment in joint ventures	898	1,290
Distribution fees for Jonway Products and
Better Worlds Products	11,279	13,439
Intangible assets, net	4,571	5,002
Goodwill	324	324
Due from related party	3,093	1,137
Advance payments from related party	-	11,616
Deposits and other assets	241	313
Total other assets	20,406	33,121
Total assets	$115,964	$121,488

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$8,754	$5,485
Senior convertible debt	19,693	-
Accounts payable	22,386	15,164
Accrued liabilities	8,549	8,030
Notes payable	18,513	10,528
Advances from customers	3,782	1,971
Taxes payable	850	885
Due to related party	1,159	2,122
Other payables	3,102	2,116
Total current liabilities	86,788	46,301

Long term liabilities:
Warranty liability	229	592
Senior convertible debt	-	19,000
Total long term liabilities	229	19,592
Total liabilities	87,017	65,893

Commitments and contingencies

Equity
Common stock;800 million shares authorized; no par value;
302,448,325 and 297,746,376 shares issued and
outstanding at December 31, 2012 and December 31, 2011, respectively	229,785	225,378
Accumulated other comprehensive income	1,190	1,051
Accumulated deficit	(217,421)	(195,596)
Total ZAP shareholders’ equity	13,554	30,833
Non-controlling interest	15,393	24,762
Total equity	28,947	55,595

Total liabilities and equity	$115,964	$121,488

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year ended December 31,
	2012	2011

Net sales	$50,281	$56,237
Cost of goods sold	(48,656)	(51,777)
Gross profit	1,625	4,460
Operating expenses:
Sales and marketing	10,658	12,303
General and administrative	10,853	13,171
Research and development	2,510	7,259
Recall Expenses	2,064	-
Impairment loss of long-lived assets	2,560	-
Total operating expenses	28,645	32,733
Loss from operations	(27,020)	(28,273)
Other income (expense):
Interest expense, net	(2,950)	(18,812)
Loss from equity investment in Joint Venture	(391)	(328)
Loss on sale of marketable securities	(871)	(367)
Other income (expense), net	351	2,213
Total other income (expense)	(3,861)	(17,294)
Loss before income taxes	(30,881)	(45,567)
Income tax benefit (expense)	(282)	145
Net loss	(31,163)	(45,422)
Less: net loss attributable to non controlling interest	9,338	4,625
Net loss attributable to Zap common shareholders	$(21,825)	$(40,797)

Net loss	$(31,163)	$(45,422)
Other Comprehensive income (loss)
Foreign currency translation gain	(61)	2,394
Net unrealized gain (loss) on marketable securities	-	(57)
Other comprehensive income/( loss)	(61)	2,337
Total Comprehensive loss:	(31,224)	(43,085)
Comprehensive loss attributable to non controlling interest	9,370	3,452
Comprehensive loss attributable to ZAP common shareholders	$(21,854)	$(39,633)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.07)	$(0.19)
Weighted average number of common shares outstanding:
Basic and diluted	299,647	213,935

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common	Stock	Accumulated	Accumulated Comprehensive	Non-controlling	Total
	Shares	No Par	Deficit	Loss	interest	Equity

Balance at December 31, 2010	207,255	$179,691	$(154,799)	$(112)	$-	$24,780

Issuance of common stock for:
Private placements	8,236	4,198	-	-	-	4,198
Acquisition of 51% Interest Jonway Auto	4,000	1,721	-	-	25,828	27,549
Expired option to acquire 49% of Jonway Auto		(2,385)	-	-	2,385	--
Stock issuance to Jonway Group for development	70,000	15,400	-	-	-	15,400
and production of Shuttle Van and Alias	-	-	-	-	-	-
Purchase of 50% interest in Portable Energy	800	895	-	-	-	895
Fair value of warrants and options issued for:
Consulting and other services	569	144	-	-	-	144
Employee Compensation	485	197	-	-	-	197
Stock Based Compensation	-	2,135	-	-	-	2,135
Warrant exercise	4,382	5,884	-	-	-	5,884
Option Exercise	2,019	561	-	-	-	561
Beneficial conversion feature					-
associated with convertible senior debt	-	16,937	-	-	-	16,937
Foreign currency translation gain	-	-	-	1,220	1,174	2,394
Unrealized loss on securities available for sale	-	-	-	(57)	-	(57)
Net loss	-	-	(40,797)	-	(4,625)	(45,422)
Balance at December 31, 2011	297,746	225,378	(195,596)	1,051	24,762	55,595

Stock issuance to consultants	1,279	231	-	-	-	231
Stock issuance for employee compensation	949	178	-	-	-	178
Stock issuance for legal settlements	2,110	204	-	-	-	204
Stock Issuance for Board Members	364	40	-	-	-	40
Fair value of warrants and options issued for:	-	-	-	-	-	-
Stock Based Compensation	-	1,582	-	-	-	1,582
Convertible note discount	-	2,172	-	-	-	2,172
Amount reclassified from AOCI	-	-	-	169	-	169
Net Loss	-	-	(21,825)	-	(9,338)	(31,163)
Foreign currency translation gain	-	-	-	(30)	(31)	(61)
Balance at December 31, 2012	302,448	$229,785	$(217,421)	$1,190	$15,393	$28,947

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,163)	$(45,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based employee compensation	1,760	2,327
Stock-based compensation for R&D activities	-	3,784
Stock-based compensation for consulting and other services	475	144
Depreciation and amortization	7,864	7,357
Impairment loss of long-lived assets	2,560	-
Provision for Inventory Reserve	748	667
Provision for doubtful accounts	201	11
Accretion of financial instruments	-	16,937
Loss from joint venture and other investments	391	310
Gain on disposal of equipment	76	(220)
Deferred Tax benefit	282	(149)
Loss on sale of marketable securities	871	-
Amortization of debt discount	1,186	-
Change in fair value of derivative liability	-	349
Changes in assets and liabilities: (net of acquisition )
Accounts receivable	(2,899)	913
Notes receivable	(170)	3,313
Inventories	(795)	3,293
Prepaid expenses and other assets	1,190	(126)
Due from related parties	(261)	(2,864)
Accounts payable	7,240	(308)
Accrued liabilities	2,087	1,534
Advances from customers	1,815	(145)
Net cash used in operating activities	(6,542)	(8,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 51% Interest in Zhejiang Jonway Automobile , net	-	(18,037)
Proceeds from sales of marketable securities	1,128	-
Investment made in unconsolidated entities	-	(774)
Acquisition of property and equipment	(2,506)	(2,108)
Proceeds from sale of equipment	39	279
Net cash flows used in investing activities:	(1,339)	(20,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(5,644)	(2,827)
Proceeds from capital raises	-	4,198
Proceeds from issuance of convertible debt	-	19,000
Proceeds from stock option exercises	-	561
Proceeds from short term debt	12,572	6,984
Proceeds from notes payable	8,000	5,921
Repayment of related parties	(1,948)	-
Proceeds from related parties	-	1,549
Repayment of short term debt	(9,295)	(2,300)
Net cash provided by financing activities	3,685	33,086
Effect of exchange rate changes on cash and cash equivalents	(7)	205
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,203)	4,356
CASH AND CASH EQUIVALENTS, beginning of year	5,859	1,503
CASH AND CASH EQUIVALENT, end of year	$1,656	$5,859

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,541	$177
Cash paid during period for taxes	$-	$4

See accompanying notes to the consolidated financial statements

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

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines include the A380 SUV EV and the minivan EV. Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the 2013 EV product lines.

Jonway received certification of the EV production line by the Chinese electric vehicle authorities, which occurred in February 2013. Meanwhile; the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the EV A380 SUV and EV minivan in the first half of 2013, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,510 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In May 2012, we launched the gasoline-powered minivan models into China market. We expect this gasoline minivan series can contribute our business expansion across the world. In the meantime, Jonway auto established its two wholly-owned subsidiaries, namely, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico. These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

 BASIS OF PRESENTATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the years ended December 31, 2012 and 2011 and are in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).

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

.
Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

Our principal sources of liquidity consist of our existing cash on hand, bank facilities from China-based banks for Jonway Auto, our investment in securities with Samyang Optics, Ltd. and transactions with Luo Hua Liang, the brother-in-law of Alex Wang, the Co-CEO and director of ZAP.  In 2011, we entered into private placement subscription agreements with Mr. Luo for the purchase of ZAP common stock for the aggregate purchase price of $7 million, of which we received $2 million as of the quarter ended March 31, 2011.  The private placement subscription agreements were superseded and terminated by a stock purchase agreement with Mr. Luo in August 2011. Pursuant to the stock purchase agreement, Mr. Luo agreed to purchase ZAP common stock for an aggregate purchase price of $2 million in multiple closings. On September 8, 2011, we issued approximately 2.3 million shares of ZAP common stock in connection with the initial closing of $771,000. We received an additional $1.025 million in subsequent closings for which we have issued approximately 3.35 million shares of ZAP common stock. During 2011, we issued 7.7 million shares to Mr. Luo for cash of $3.8 million.

In 2011, we were approved to have grants of up to an aggregate of $6.2 million of bank facilities from the Taizhou Branch of China Merchants Bank (“CMB”) through our majority-owned subsidiary, Jonway. Although we have been approved for these credit lines, there are no legal obligations or rights to the credit lines until we execute agreements with the respective lenders to borrow funds under the credit lines. When drawn down, the credit lines will be secured by lands owned by Jonway and guaranteed by Jonway Group.

Under the above mentioned credit line of $6.2 million granted by CMB, on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately $3.2 million which was drawn down in 2011.  The annual interest rate is 7.22%. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over three parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. As of December 31, 2012, the Company had repaid the $3.2 million.

In December 2011, Jonway established additional short term bank loans amounting to over $2.2 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, and $790,000 of such loans is secured by bank notes received from Jonway dealers. The $2.2 million was repaid on March 31, 2012.

On March 31, 2012, to support the monthly business performance target of CMB, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520,000 which was drawn down on March 31, 2012, and repaid on April 1, 2012.

In March 2012, we were approved up to an aggregate of $0.8 million of credit line from a Sanmen local bank. The credit line expires in March 2013 and is guaranteed by related parties. As of December 31, 2012, this credit line was fully used in the form of notes payable. The credit line was renewed in March 2013 for another 1 year.

In May 2012, we were approved up to an aggregate of $ 23.8 million of credit line from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway.  Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above mentioned credit line of $23.8 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short-term bank loan in the aggregate amount of approximately $ 1.6 million which was drawn down on May 25, 2012. The annual interest rate is 8.05% and was repaid in December, 2012. In November 2012, Jonway borrowed another one year short-term loans in the aggregate amount of approximately $7.1 million from CITIC under the credit line. The annual interest rate is 6.60%, and the loans are due in November 2013.  We have also drawn $5.6 million in the form of notes payable in 2012. We deposited 100% cash for these notes payable. These notes payable will be due varied from March to May 2013.  As of December 31, 2012, the credit line of $11.1 million has not been used. The credit line expires in May 2013.

In June 2012, we entered into additional short term loan agreements with both banks based in Taizhou city for the aggregating amount of approximately $1 million. Such bank loans are secured by Jonway Group, certain individuals and Jonway’s property, plant and equipment. The annual interest rate is 9.00%. The $1 million was repaid in December 2012.

In December 2012, we were approved up to an aggregate of $4.0 million of credit line from Taizhou Bank. This credit line was guaranteed by related parties. In December 2012, we borrowed two short-term loans with Taizhou Bank under this credit line for aggregating total amount of $1.6 million. The annual interest rates are 8.06% and 8.46% respectively, and the loans are due in February and June 2013, respectively. The remaining credit line was used in the form of notes payable. As of December 31, 2012, the credit line was fully used. The credit line expires in December 2013.

In December 31, 2012, we were approved up to an aggregate of $8.9 million of credit line from Everbright Bank. As of December 31, 2012, this credit line was fully used in the form of notes payable. The credit line expires in December 2013.

As of December 31, 2012, Jonway had $8.7 million in short term bank loans outstanding, which are borrowed from the above stated China-based banks with interest rates ranging from 6.60% to 8.46% per annum and expires in November 2013.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. The credit will also help advance new electric vehicle initiatives, launch new strategic global sales and marketing operations, bolster infrastructure, and finance working capital. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through April 16, 2014 in the event that we require additional liquidity. In addition, CEVC would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

 NOTE-2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

Revenue Recognition

The Company records revenues for non-Jonway sales when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

-	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

-
Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

-
Collectability is reasonably assured.  The Company assesses collectability based on creditworthiness of customers as determined by our credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

 The Company records revenues for Jonway sales only upon the occurrence of all of the following conditions:

-	The Company has received a binding purchase order from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

-	The purchase price has been fixed, based on the terms of the purchase order;

-	The Company has delivered the product from its factory to a common carrier acceptable to the customer; and

-	The Company deems the collection of the amount invoiced probable.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

United States federal, state and local income tax returns prior to 2009 are not subject to examination by tax authority.
.
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

December 31, 2012 December 31, 2011

Balance sheet items, except for share capital, additional	$ 1=RMB 6.3090 $1=RMB 6.3009
paid in capital and retained earnings, as of year end

Amounts included in the statements of operations	$ 1=RMB 6.3079 $1=RMB 6. 4618
and cash flows for the year

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

The Company has cash restricted in connection with the issuance of bank acceptance notes to various suppliers of spare parts which were issued through Jonway’s banks.  To issue these bank acceptance notes to Jonway’s suppliers, the banks require a deposit of 50% or 100% of the full amount of such notes which are payable within 6 months from issuance.  Upon the maturity date, restricted funds will be used to settle the bank acceptance notes.

Marketable equity securities

The Company had an investment in marketable securities which was classified as available-for-sale and recorded at fair value, the value of which fluctuates with the stock market value during 2011.The securities were shares of Samyang Optics Co., Ltd., traded on the Korean stock exchange. Net unrealized holding gains and losses, net of tax were reported as “net unrealized gain (loss) on marketable securities” in the consolidated statement of operations in 2011.  The securities were sold in December 2012 and a realized loss was reported as “loss from sale of marketable securities” on the consolidated statement of operations in 2012.

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

The following table set forth a summary of changes in the fair value of Level 1 for the year ended December 31, 2011 (in thousands):

	December 31, 2011
Assets	Level 1	Level 2	Level 3	Fair Value Measurements
Marketable Securities (1)	$1,830			$1,830
Total assets	$1,830			$1,830

(1)
Marketable securities consist of common stock of a related party. The fair value of marketable securities is based upon market value quoted by Korean stock exchange. The Marketable securities were sold for $1,128 at December 31, 2012.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are recorded at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flow. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2012 are summarized below (in thousands):

		December 31, 2012
Assets		Level 1	Level 2	Level 3	Fair Value Measurements

Long-lived assets- 3-door SUV mold	(2)			$2,560	$2,560

(2)
Included in “Property, plant and equipment, net” on the face of consolidated balance sheets. The original carrying value was $5.12 million. The Company recognized impairment charges of $2.56 million (included in “impairment loss of long-lived assets” on the face of consolidated statements of operations and comprehensive loss) and $0 for the years ended December 31, 2012 and 2011, respectively. These charges were related to the impairment in the 3-door SUV mold equipment used in the Jonway Auto segment (See Note 2 – Accounting for long-lived assets).

The Company’s other financial instruments at December 31, 2012 consist of accounts receivable, accounts payable and debt. For the year ended December 31, 2012 the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its accounts receivable and accounts payable approximate fair value, based upon the short-term nature of these accounts. The carrying value of the Company’s loan agreements approximate fair value as each of the loans bears interest at a floating rate.

Accounts Receivable, Notes Receivable and Restricted Notes Receivable

 Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit related losses to date.   The allowance for doubtful accounts was $201,000 and $11,000 at December 31, 2012 and 2011, respectively .Restricted Notes Receivable of $678,000 was pledged to Shanghai Pudong Bank for the same amount of bank acceptance notes payable.

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

ZAP has reserved $545,908 of its vehicle inventory that is held by Steve Schneider on River Road property that was being leased by ZAP from Steven Schneider. Mr. Schneider refuses to release this inventory until his lawsuit against the ZAP is heard by the courts.

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

Long-lived assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The impairment losses of long-lived assets are $2.6 million and nil for the year ended December 31, 2012 and 2011, respectively.

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

On January 21, 2011, the Company acquired 51% of Zhejiang Jonway Automobile Co. Ltd from Jonway Group, a related party, who holds a 49% of the remaining interest in Jonway Auto. Pursuant to the Jonway Acquisition Agreement, ZAP had the right to acquire the remaining 49% of Jonway at the same valuation, which expired on March 31, 2011.  To account for the expired option, we recorded a reduction of common stock.

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

ZAP	2012	2011
Balance as of January 1,	$321	$152
Warranties expired	-	(14)
Provision for warranties	2,119	188
Charges against warranties	(54)	(5)
Balance December 31,	$2,386	$321

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

Jonway	2012	2011
Balance as of January 1, 2012	$1,097	$590
Provision for warranties	1,115	1,327
Charges against warranties	(1,248)	(820)
Balance December 31, 2012	964	1,097
Less: long term portion	(229)	(592)
Current portion	$735	$505

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

Reclassifications

Certain amounts from prior period have been reclassified to conform to the current period’s presentation. Deposits and other assets of $736,000 were reclassified to investment in non-consolidated joint venture on the Consolidated Balance Sheets. Loss on sale of marketable securities of $56,000 was reclassified to loss from equity investment in Joint Venture on the Consolidated Statements of Operations and Comprehensive Loss. Due from related parties and due to related parties was grouped as Due from related parties on the Consolidated Statements of Cash Flows.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

  In February 2013, the FASB issued ASU 2013-02, Topic 220 – Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

NOTE 3– INVENTORIES, NET

Inventories, net at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011

Work in Process	$2,155	$2,234
Parts and supplies	4,178	4,879
Finished goods	7,144	5,583
	13,477	12,696
Less - inventory reserve	(2,325)	(1,578)
Inventories, net	$11,152	$11,118

Changes in the Company’s inventory reserve during the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance as of January 1,	$1,578	$619
Current provision for Jonway Auto	-	292
Current provision for inventory ZAP	748	667
Balance as of December 31,	$2,325	$1,578

NOTE 4 - Property, plant and equipment, net

Property, plant and equipment, net at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011

Buildings and improvements	$20,725	$21,649
Machinery and equipment	48,081	39,566
Office furniture and equipment	499	415
Leasehold improvements	37	37
Vehicles	872	745
	70,214	62, 412
Less: accumulated depreciation
and amortization	(16,857)	(15,459)
	$53,357	$46,953

Four pieces of land were acquired from the acquisition of Jonway auto in 2011, all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2012 and 2011, intangible assets consist of the following:

	2012	2011
Land use right	$10,217	$10,518
Software	97	92
	10,314	10,610
Less: accumulated amortization	(547)	(535)
	$9,767	$10,075

  As of December 31, 2012, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2013	$242
2014	242
2015	242
2016	242
2017	242
Thereafter	8,557
$9,767

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $5,704,000 and $4,233,000 for the years ended December 31, 2012 and 2011.

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

The goodwill and intangible assets at December 31, 2012 and 2011 are summarized as follows:

		Net Book	Amortization and cumulated translation adjustments (“CTA”)	Net Book
	Useful Life	Value	for the year ended	Value
	(In Years)	12/31/2011	12/31/2012	12/31/2012
Patents and Trademarks	7	$75	$(23)	$52
Customer Relationships	8.5	692	(92)	600
Developed Technology	7	1,879	(312)	1,567
In Process Technology	(a)	183	-	183
Trade name	(a)	2,173	(4)	2,169
Intangibles		$5,002	$(431)	$4,571

Goodwill		$324	$-	$324

(a)	The in process technology and trade name have been determined to have an indefinite life.

As of December 31, 2012, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2013	$424
2014	424
2015	407
2016	402
2017	402
Thereafter	160
$2,219

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2012 and 2011 are presented below (in thousands):

	2012	2011

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560

Less amortization	(5,281)	(3,121)
	$11,279	$13,439

Amortization expense related to these distribution agreements for the years ended December 2012 and 2011 was $2,160,000 and $2,160,000 respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense, as follows (in millions):

Year ended December 31,
2013	$1,440
2014	1,440
2015	1,440
2016	1,440
2017	1,440
Thereafter	4,079
Total	$11,279

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

In addition, on January 27, 2010, ZAP and Samyang entered into an initial purchase order pursuant to the Distribution Agreement for the purchase of one hundred ZAP Jonway UFO electric sports utility vehicles. Selling prices have yet to be determined and no purchases have been made as of December 31, 2012.

NOTE 7 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World. Priscilla Lu, Ph.D., who is the current Chairman of the Board of ZAP, is also a director and General Partner of Cathaya Capital, which is a shareholder of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Jonway Group. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Jonway Group owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2010	$808	$-	$808
Initial investment	-	790	790
Less: investment loss	(272)	(56)	(328)
CTA	18	2	20

Balance as of December 31, 2011	554	736	1,290
Less: investment loss	(123)	(280)	(403)
CTA	6	5	11
Balance as of December 31, 2012	$437	$461	$898

The Company recorded a loss of $123,000 and $272,000 in ZAP Hangzhou, and a loss of $280,000 and $56,000 in Shanghai Zapple for the years ended December 31, 2012 and 2011 respectively. These losses relate to the investment in a non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows: (in thousands)

	December 31,
	2012	2011
Shanghai Zapple
Total assets	$1,472	$1,325
Total liabilities	867	172
Revenue	-	-

Hangzhou ZAP
Total assets	1,682	1,819
Total liabilities	118	259
Revenue	$922	$-

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit

In 2011, Jonway was approved for a line of credit up to an aggregate of $6.2 million from the Taizhou Branch of China Merchants Bank through our majority-owned subsidiary, Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by lands owned by Jonway and guaranteed by Jonway Group.

In March 2012, Jonway was approved up to an aggregate of $0.8 million of credit line from a Sanmen local Bank. As of December 31, 2012, this credit line was fully used in the form of notes payable. The credit line expires in March 2013 and was renewed for 1 more year.

In May 2012, Jonway was approved up to an aggregate of $ 23.8 million of credit line from CITIC bank through Jonway. Although we have been approved for the credit line, there are no legal obligations or rights to the credit line until we execute agreements with the lender to borrow funds under the credit line. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. During 2012, $7.1 million was drawn as short term bank loans and $5.6 million was drawn as notes payable. At December 31, 2012, $11.1 million of the credit has not been used. Such bank loans and notes payable under the Credit Agreements are used to support working capital and the credit line is secured by land use rights and a building at the carrying value of $5.9 million, bank deposits, guarantee from Jonway Group and guarantee from other individuals.

In December 2012, Jonway was approved up to an aggregate of $4.0 million of credit line from Taizhou Bank. This credit line was guaranteed by related parties. As of December 31, 2012, the credit line was fully used in the form of short term loans and notes payable. The credit line expires in December 2013.

In December2012, Jonway was approved up to an aggregate of $8.9 million of credit line from Everbright Bank. As of December 31, 2012, this credit line was fully used in the form of notes payable. The credit line expires in December 2013.

Short term debt

Under the above mentioned credit line of $6.2 million granted by CMB on August 19, 2011, Jonway entered into a Credit Agreement with CMB for a revolving short term bank loan in the aggregate amount of approximately $3.2 million which was drawn down in 2011. The annual interest rate is 7.22% and was due on August 18, 2012. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CMB dated August 11, 2011 in which land use rights over two parcels of land owned by Jonway at Sanmen Factory have been pledged as security for this loan. As of September 30, 2012, the Company had repaid $3.2 million.

Under the above mentioned credit line of $23.8 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.6 million which was drawn down on May 25, 2012. The annual interest rate is 8.05% and was repaid in December, 2012. In November 2012, Jonway borrowed another one year short-term loans in the aggregate amount of approximately $7.1 million from CITIC under the credit line. The annual interest rate is 6.60%, and expires in November 2013.   The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right and a building at a total carrying amount of $5.9 million have been pledged as security for this loan.

In December 2011, Jonway established additional short term bank loans amounting to over $2.2 million from three small-size banks based in Taizhou City, which are subject to Jonway Group guarantee, of which $790 of such loans were secured by bank notes received from Jonway dealers. These loans were repaid on March 31, 2012.

In March 2012, to support the monthly business performance target of Taizhou Branch of China Merchants Bank, Jonway entered into another credit agreement with this bank for a sum of short term bank loan in the aggregate amount of approximately $520 which was drawn down on March 31, 2012, and was repaid on April 1, 2012.

In June 2012, Jonway entered into additional short term loan agreements with both banks based in Taizhou city for the aggregating amount of approximately $1 million. Such bank loans are secured by Jonway Group, certain individuals and Jonway’s property, plant and equipment. The annual interest rate was 9.00%. The $1 million was repaid in December 2012.

In December 2012, Jonway entered into two short-term loans with Taizhou Bank for the aggregating amount of $1.6 million. The annual interest rates are 8.06% and 8.46% respectively, and the loans are due in February and June 2013, respectively. The loans are guaranteed by Jonway Group, shareholder Huaiyi Wang and his two families.  In February 2013, $0.8 million was renewed and expires in July 2013.

As of December 31, 2012, Jonway had $8.7 million in short term bank loans outstanding, which are borrowed CITIC bank with interest rates ranging from 6.60% to 8.46% per annum and are due within November 2013. The loan is guaranteed by land use right and buildings at a carrying value of $5.9 million as well as by CEO Alex Wang.

In 2012, Jonway in total borrowed$12.6 million and repaid $9.3 million. The weighted average annual interest rate was 6.51%.

In January and February 2013, Jonway borrowed $1.4 million and $3.3 million, respectively, from Industrial and Commercial Bank of China. $1.4 million expires in January 2014. $3.3 million expires at various dates during 2013. The annual interest rate is 6.90%. The loans are guaranteed by shareholders Alex Wang and Huaiyi Wang, as well as pledged by land use right and buildings at a carrying amount of approximately $3.7 million.

	2012	2011
Loan from CITIC bank	$7,133	$0
Loan from Taizhou Bank	1,585	1,428
Loan from Zhejiang Tailong Commercial Bank	-	794
Loan from China Merchants Bank	-	3,174
Loan from Pay-Ins Prem	36	89
Balance as of December 31,	$8,754	$5,485

On December 6, 2011, Jonway entered into a bank acceptance note Agreement with Taizhou Branch of China Everbright Bank for a revolving bank note facility in the aggregate amount of approximately $4.7 million. Such bank note facility were issued to Jonway Auto’s suppliers under the Credit Agreement and are secured by a Maximum Amount Mortgage Contract by and between Jonway and this bank dated December 6, 2011 in which land use right over one parcel of land owned by Jonway at Sanmen Factory has been pledged as security for this facility. Except for the bank acceptance notes payable to China Everbright Bank, other bank acceptance notes payable to other banks were granted through the below mentioned cash deposit practice.

As of December 31, 2012, the Company has bank acceptance notes payable in the amount of $18.5 million. The notes are guaranteed to be paid by the banks and usually for a short-term period of six (6) months. The Company is required to maintain cash deposits at 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of December 31, 2012, the restricted cash for the notes was $11.8 million.

Bank acceptance notes- 3 to 6 month term for each note issued
	2012	2011
a) Bank acceptance notes payable to China Everbright bank	$6,334	$4,761
b) Bank acceptance notes payable to CITIC bank	5,608	0
c) Bank acceptance notes payable to Taizhou bank	4,627	2,451
d) Bank acceptance notes payable to Yinzuo bank	1,268	0
e) Bank acceptance notes payable to Shanghai Pudong development bank	676	0
f) Bank acceptance notes payable to China Merchants bank	0	3,316
	$18,513	$10,528

a.
Notes payable to China Everbright bank include 65 bank acceptance notes expiring at various dates from January 2013 to June 2013. The notes payable are guaranteed by land use right and a building at a total carrying value of $1.5 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. During 2013, a total amount of 7.2 million was renewed.

b.
Notes payable to CITIC bank include 7 bank acceptance notes expiring at various dates from March 2013 to May 2013. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

c.
Notes payable to Taizhou bank include 47 bank acceptance notes expiring at various dates from February 2013 to June 2013. The Company is required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. In January and February 2013, a total of $2.5 million was renewed.

d.
Notes payable to Yinzuo bank include 21 bank acceptance notes expiring in March 2013. The Company is required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

e.
On March 13, 2012 the Company and Shanghai Pudong Development Bank signed the bank acceptance note agreement for the amount of $ 676,811. This bank note facility was issued to Jonway Auto’s suppliers and secured by a letter of credit, valued at $ 676,811, of which Jonway Auto is a beneficiary. The bank acceptance notes expire on March 13, 2013.

In January 2013, the Company received $12.1 million of notes payable from Industrial and Commercial Bank of China. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

SENIOR CONVERTIBLE DEBT - China Electric Vehicle Corporation (“CEVC”) Note

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

In addition, the Company recorded $1.2 million in interest expense through the year ended December 31, 2012 related to this note.

NOTE 9 - INCOME TAXES

The Company is subject to United States (“USA”) and People’s Republic of China (“China”) profit tax. ZAP’s operations are in US and Jonway’s operations are in PRC. The Company has incurred net accumulated operating losses for income tax purposes for both ZAP and Jonway.

Income (loss) before provision for income taxes consisted of:

	2012	2011
USA	$(12,106)	$(36,328)
China	(18,775)	(9,239)
	$(30,881)	$(45,567)

Provision for income taxes consisted of:

	2012	2011
Current provision:
USA	$-	$4
China	-	-
Total current provision	-	4

Deferred provision (benefit):
USA	-	-
China	282	(149)
Total Deferred provision (benefit)	282	(149)
Total provision for income taxes	$282	$(145)

The tax effect of temporary differences from USA and China that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 is presented below:
	2012	2011
Net operating loss carryovers
- USA	$59,588	$56,768
- China	6,837	2,982
Total net operating loss carryovers	66,425	59,750
Timing differences
- USA	(16,396)	(15,029)
- China	1,492	523
Total gross deferred tax assets	51,521	45,244
Valuation allowance	(51,280)	(44,721)
Deferred tax assets, net of valuation allowance	241	523
Less: current portion	-	331
Non-current portion	$241	$192

For USA

The provision for income taxes for all periods presented in the consolidated statements of operations represents minimum California franchise taxes. Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax losses as a result of the following:

	2012	2011
Computed expected tax expense	$(4,187)	$(12,353)

Losses and credits for which no benefits have been recognized	2,820	9,969
Stock grants and warrants not deductible for income tax purposes	760	1,340
Other amortization and impairments	607	1,044
State tax expense, net of federal income tax benefit	-	4
	$-	$4

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 is presented below:

	2012	2011

Net operating loss carryovers	$59,588	$56,768
Permanent differences, including stock
based compensation, amortization and bad debts	(6,248)	(5,489)
Fixed assets, due to differences in depreciation	(288)	(288)
Non qualified options and warrants	(6,728)	(6,728)
Reserves on investments	(1,877)	(1,673)
Intangible assets , due to impairment	(99)	(99)
R&D credit	138	138
Other differences	(1,294)	(890)

Total gross deferred tax assets	$43,192	$41,739
Valuation allowance	(43,192)	(41,739)
Net deferred tax assets	$--	$--

The net change in the valuation allowance for the year ended December 31, 2012 was an increase of $1.5 million. Because there is uncertainty regarding the Company's ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2012, the Company had federal tax net operating loss carry forwards of approximately $175 million, which will begin to expire in the years 2013 through 2028. The Company also has federal research and development carry forwards as of December 31, 2012 of approximately $138,000, which will begin to expire in the years 2013 through 2028.

The State net operating loss carry forwards were approximately $103 million as of December 31, 2012. The State net operating loss carry forwards will begin to expire in the years 2013 through 2019.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the years ended December 31, 2012 and 2011.

For CHINA

Under the relevant regulations of the Corporate Income Tax Law in China, the corporate income tax rate applicable to Jonway is 25%.

	2012	2011
Computed expected tax expense	$(4,694)	$(2,465)
Loss for which no benefits have been recognized	3,856	2,159
Change in valuation allowance for temporary differences	1,250
Others (a)	(130)	157
Income tax expense (benefit)	$282	$(149)

(a) Other represents expenses incurred by the Company that are not deductible for PRC income taxes.

The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2012 and 2011 is presented below (in thousand):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Property and equipment,
due to differences in depreciation	$881	$192
Inventories, due to impairment	369	57
Accrued liabilities	241	274
Net operating loss Carry forward	6,838	2,982
Total deferred tax assets, gross	8,329	3,505
Valuation allowance	(8,088)	(2,982)
Deferred tax assets, net of valuation allowance	241	523
Less: current portion	-	331

Non-current portion	$241	$192

NOTE 10 – EQUITY COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

Option activity under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan are as follows (in thousands):

	2008 Plan		2007 Plan		2006 Plan		2002 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2011	19,294	$0.37	1,500	$0.51	3,290	$0.72	2,694	$0.92
Granted	6,985	0.47	--	--	--	--	--
Exercised	(1,801)	0.27	(116)	0.41	(3)	0.94	(100)	0.25
Forfeited	(790)	0.33	--	--	(1,295)	0.44	(80)	1.16
Outstanding at December 31, 2011	23,688	$0.41	1,384	$0.51	1,992	$0.90	2,514	$1.04
Granted	1,780	0.19	--	--	--	--	--	--
Exercised	--	--	--	--	--	--	--	--
Forfeited	(616)	0.10	--		(1,002)	0.90	(1,049)	$1.04
Outstanding at December 31, 2012	24,852	$0.41	1,384	$0.51	990	$0.89	1,465	$1.20

The weighted average fair value of options granted during the year ended December 31, 2012 and 2011 was $0.19 and $0.47.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2012
Dividends	None	None
Expected volatility	104.6 to 105.4	146.54 and 127.78
Risk free interest rate	1.14% to 2.01%	0.79% to 1.11%
Expected life	5.0 to 6.06 years	6.06 years

The following table provides information about options under the 2008 Plan, 2007 Plan, 2006 Plan and 2002 Plan that are outstanding and exercisable at December 31, 2012. (In thousands):

Plan	Exercise Price Range	Options Outstanding at December 31, 2012	Options exercisable at December 31, 2012
2008	$0.10 - $1.50	24,852	19,266
2007	$0.25 - $1.15	1,384	1,384
2006	$0.81 - $0.94	990	990
2002	$0.25 - $1.32	1,465	1,464
		28,691	23,104

At December 31, 2012, the Company has outstanding stock options for employees, consultants and board members to purchase 23.1 million shares at exercise prices ranging from $0.25 to $1.50.

401K Retirement Savings Plan

The Company has an Employees’ Retirement Savings Plan (“the 401K Plan”).  Employees are eligible to participate in the 401(K) Plan if they have been continuously employed for three months or more. The Company may match each employee’s 401(K) elective deferrals in common stock. At December 31, 2012, the Company has not matched any of the employee’s elective deferrals in common stock.

NOTE 11 – LOSS PER SHARE

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

	December 31,
	2012	2011

Net loss used in computing basic earnings per share	$(21,825)	$(40,797)
Basic and diluted earnings per share	$(0.07)	$(0.19)
Basic weighted average shares outstanding	299,647	213,935

Potential common shares outstanding as of December 31:
Warrants outstanding	38,155	75,233
Options outstanding	28,691	29,578

For the years ended December 31, 2012 and 2011, 28.7 million and 29.6 million options, and 38.2 million and 75.2 million warrants, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options and warrants.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

	December 31, ,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for 50% interest in PE	$-	$896
Value of ZAP Shares Issued in the acquisition of Jonway	$-	$1,720
Option to purchase remaining 49%	$-	$2,385
Stock issued to affiliate for R&D expenses	$-	$15,400
Settlement of derivative Liability	$-	$5,888
Note discount for convertible senior debt	$2,172	$-
Common stock issued for debt settlement	$204	$-

NOTE 13 – SEGMENT REPORTING

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

 Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Jonway’s results of operations have been included since the acquisition date of January 21, 2011.
Individual company’s results are listed below:

	Jonway Auto	ZAP	Voltage Vehicles Car Lot	Portable Energy	ZAP Stores	Advanced Technology Vehicles	ZAP Hong Kong	Totals
For the year ended December 31, 2012
Net sales	49,265	723	142	--	--	151	-	50,281
Gross profit (loss)	1,071	285	(230)	--	--	499	-	1,625
Depreciation, amortization	5,062	2,770	6	--	--	26	-	7,864
Net loss	(19,057)	(9,608)	(1,859)	--	--	(631)	(8)	(31,163)
Total assets	91,396	23,979	235	--	--	354		115,964

For the year ended December 31, 2011:
Net sales	54,299	622	876	27	3	410		56,237
Gross profit (loss)	5,023	118	111	(36)	(11)	(745)		4,460
Depreciation, amortization	5,091	2,217	9	-	-	40		7,357
Net loss	(9,090)	(33,697)	(220)	(52)	(11)	(2,456)		(45,422)
Total assets	93,011	27,674	493	45	-		265	121,488

Customer information

Approximately 97.98% or $49.3 million of our 2012 revenues are from sales in China.  Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with one customer contributing to more than 10% of our consolidated revenue

Supplier information

For the year ended 2012 and 2011, approximately 99% or $48.2 million and 89% or $45.8 million of the consolidated cost of goods sold were purchased in China. For the year ended December 31, 2012 and 2011, Haerbin Dongan Auto, Engine Manufacturing Co., Ltd., as the sole supplier of engine to Jonway, contributed more than 10% of our cost of goods sold.

NOTE- 14 SHAREHOLDERS’ EQUITY

Common stock

2012 ISSUANCES

ZAP issued 1,279,354 shares of common stock valued at $231,178 in exchange for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 949,269 shares of common stock valued at $179,530 for employee compensation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 2,109,689 shares of common stock valued at $203,957 to settle legal claims against the company. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

ZAP issued 363,637 shares of common stock valued at $40,000 to a departing board member. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

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

Total warrants outstanding at December 31, 2012 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
Series D-2-Restricted	55	1.09	7-1-12
$0.50 Warrants-Restricted	38,000	0.50	6-1-14
$0.70 Warrants-Unrestricted	100	0.70	6-2-13

	38,155

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

STOCK ISSUED AS PAYMENT FOR DEVELOPMENT OF VEHICLES. In December, 2011
the Company issued 70 million shares of common stock valued at $15.4 million as payment to Jonway Group for the development and production of the Shuttle Van and Alias. See Note 15 Related parties

STOCK ISSUED FOR ACQUISITION. In December, 2011, the Company issued 4 million shares of common stock valued at $1.72 million for the final stock portion payment for the 51% acquisition of Jonway Automobile which was completed in January, 2011.

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
	75,233

NOTE 15 – RELATED PARTIES

 Due from (to) related parties

 Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing

	December 31, 2012	December 31, 2011

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$3,093	$978
Jonway Group	-	159
Total	$3,093	$1,137

Amount due to related parties are follows:
	December 31, 2012	December 31, 2011

Jonway Group	$122	$2,104
Jonway Motor Cycle	181	18
Taizhou Huadu	431	-
Shanghai Zapple	36	-
Hangzhou Zapple	147	-
Betterworld	152	-
Cathaya Capital	90	-
Total	$1,159	$2,122
Advance payments to Jonway Group	$--	$11,616

Issuance of stock to Jonway Group for the Development and Production of Vehicles

On December 11, 2011, ZAP entered into a Payment Agreement with Jonway Group pursuant to which ZAP paid Jonway Group for the already completed interior and exterior design, R&D activities, testing and trial production and molding equipments etc. of the mini-van product platform, and the Alias interior and exterior design and molding, which is underway. Pursuant to the Payment Agreement, ZAP agreed to grant Jonway Group 70 million shares of ZAP’s Common Stock valued at $15.4 million. All intellectual property rights related to the work performed by Jonway Group for the mini-van and Alias shall be owned by ZAP. During the year ended December 31, 2011, $3.78 million of the payment of $15.4 million was recognized as R&D expense in ZAP, with the remaining $11.6 million, which was recorded as an advance payment to Jonway Group, has been reclassified to machinery and equipment during the year ended December 31, 2012.

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

On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012. Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of December 31, 2012, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $1.18 million and $1.36 million for the years ended December 31, 2012 and 2011, respectively.

Rental Agreements

The Company rented office space, land and warehouse space from its former CEO and major shareholder. Mr. Steven Schneider. These properties were used to operate a car outlet and to store inventory. Rental expense was approximately $54,000 for the year ended December 31, 2011. The company discontinued paying rent in August, 2011. Unpaid amounts have been accrued for on ZAP’s books.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO. December 2011, Zhejiang UFO, Jonway Group and Jonway amended the above contract, and agreed that the accumulated payable to Zhejiang UFO for the above variable contractual fees as of December 31, 2011 were not repaid. From 2012 onwards, Jonway still has obligation to pay such fees based on the number of SUVs assembled by Zhejiang UFO. During 2012, $807,000 was recorded as assembling fees. Also during 2012, Jonway sold SUV at the amount of $415,000 and spare parts at the amount of $3,516,000 to Zhejiang UFO.

 Other Related Party Transactions

During 2012, Jonway purchased spare parts at the amount of $154,000 and $1,173,000 from Jonway Motor Cycle and Taizhou Huadu, respectively.

NOTE 16 – LITIGATION

1)            On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou, Steven Schneider and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  The Cross-Complaint also asserts the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due thereunder; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortious interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortious interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

On March 22, 2013, Plaintiffs/Cross-Defendants’ Cathaya and Lu filed a Demurrer to the Cross-Complaint, which is set for hearing on June 27, 2013.  ZAP’s response to the Cross-Complaint is not yet due.  ZAP intends to vigorously defend the Cross-Complaint.

The Court has already heard and determined the parties’ respective claims seeking a determination as to the proper composition of the ZAP Board of Directors.  On February 2, 2013, the Court ruled on Plaintiffs’ application seeking such determination pursuant to California Corporations Code section 709, ruling that the purported actions taken by the Minority Board Member Defendants at a purported December 31, 2012 meeting of the ZAP Board of Directors, including the appointment of Luo Hua Lian and Juan Gao to fill alleged vacancies on the Board, were null and void.  On March 1, 2013, the Court denied the Minority Board Member Defendants’ application pursuant to California Corporations Code section 709, which had sought an order declaring that Co Nguyen and Aileen Kao were not validly appointed to the ZAP Board of Directors in October 2012.

As a result of the Court’s rulings on the parties’ respective applications under California Corporations Code section 709, the Board is comprised of the directors that were members of the Board prior to the purported December 31, 2012 Board meeting, except for the previously announced resignation of Alex Wang at a meeting of the Board held on January 20, 2013, and the appointment of Wang Huai Yi as a member of the Board at the same meeting to fill the vacancy created by Alex Wang’s resignation.

There is no trial date set regarding the parties’ remaining claims.

2.            A derivative lawsuit filed by Cathaya Capital against Steve Schneider, Mark Abdou, and Alex Wang is awaiting court hearing date to be announced and is being taken over by the Company, which is currently pursuing Steve Schneider to return inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to a new account.

3.           Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,
Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has recently learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated an intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There has been no activity in the case that we are aware of in the past several months.

4           . Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 201 1 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 201 1, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

5           . Long v. ZAP, et al., Case No. SW-250380, filed in the Superior Court of the State of California, County of Sonoma on September 20, 201 1. The Complaint alleges causes of action for injunctive relief and damages for breach of contract, breach of the implied covenant of good faith and fair dealing, failure to pay wages, wrongful termination, fraud, defamation, and illegal recording in violation of privacy rights. Included as defendants are ZAP, Jonway, Steve Schneider, William Hartman, and Priscilla Lu. The Company entered into a settlement agreement with the plaintiff in early September 2012 and made an installment payment on September 21, 2012. The case was settled in December 2012.

6           . Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Luizhou Wuling
Motors Co., Ltd., Pricilla Lu, and Steve Schneider, Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract, money had and received, fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009. No trial date has as yet been set, and the parties continue to negotiate a possible resolution. The Company intends to vigorously defend itself in this matter if plaintiff refuses to enter into a reasonable settlement.

7.           . Railroad Square vs. ZAP, Case No. SCV-251968 filed July, 2012, in the California Superior Court, County of Sonoma, alleging unlawful detainer and seeking possession of ZAP'S leased premises, along with damages. The case was settled in early August, 2012.

8.            Railroad Square vs. ZAP and Priscilla Lu, Case No. SCV-252102, filed on August 8, 2012, in the Superior Court of California, County of Sonoma. The Complaint alleges causes of action for breach of written contract, negligence, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation, and negligent misrepresentation. The Complaint contains allegations that ZAP misrepresented its intentions in connection with property leased from Railroad Square in the City of Santa Rosa, California. The case was settled on November 14,2012.

9.           Susan Sher v. ZAP, Case No. SCV-253158, filed on February 1, 2013, in the Superior Court of California, County of Sonoma. The Complaint alleges causes of action for breach of implied warranty and reimbursement under the California "Lemon Law" statutes. The Complaint contains allegations that ZAP failed to repair a 2008 Xebra purchased by plaintiff in violation of the statutes and an implied warranty of merchantability. The parties are discussing settlement, but the Company is prepared to defend itself vigorously if plaintiff refuses to enter into a reasonable settlement.

10.           The Company was in litigation over fees owed to a professional legal service company. A settlement was reached in March 2013.

11.            The Company was in binding arbitration with a law firm over professional services rendered.  A settlement was reached on April 8, 2013.

12.           A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

Other Regulatory Compliance Matters

ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that they are in non compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non compliance issues.

On November 16, 2012 ZAP received notification from the Office of Chief Counsel of the National Highway Traffic Safety Administration (“NHTSA”) containing Findings, Conclusions, and Order on ZAP’s Failure to Reasonably Meet its Recall Remedy and Notification Requirements (“Order”), dated November 13, 2012, related to the recall of ZAP’s model year 2008 Xebra, an electric three-wheeled motor vehicle with an enclosed sedan or truck body style.

NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and was ordered to remedy the model year 2008 Xebra by, among other things, refunding the purchase price, less reasonable allowance for depreciation, providing notice of this refund remedy to model year 2008 Xebra owners, purchasers, and dealers, and picking up and disposing of each recalled vehicle at ZAP’s sole expense. NHTSA determined that the average market price of a model year 2008 Xebra as of October 12, 2012 to be $3,100.  The order stated a total of 691 model year 2008 Xebra vehicles are subject to this remedy.  ZAP’s internal records indicate that 691 vehicles were imported into the U.S. by ZAP, of which 627 were shipped to customers located in the U.S.

ZAP was ordered to respond to NHTSA and to take certain other actions by November 26, 2012.  ZAP is in on-going discussions with NHTSA on this matter.

 The Company has accrued for estimated expenses related to above claims.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment agreements

On June 18, 2012, the Company entered into an employment agreement with Charles Schillings as its Chief Operating Officer. The agreement provides for an annual salary of $144,000 with a three month initial term with an automatic extension of nine months. After one year, annual renewals will continue unless the agreement is terminated by either party. On August 8, 2012, Mr. Schillings was appointed as the Co-Chief Executive Officer (Co-CEO) to lead U.S. and International operations alongside Alex Wang, the Co-CEO for ZAP Jonway's China division.

Charles Schillings, a veteran technology executive was appointed as Co-Chief Executive Officer to lead U.S. and International operations.

Mr. Schillings has previous operating experience in telecommunications and semiconductor technologies as former CEO of Strasbaugh. Schillings’ background is financial and he has had extensive sales and marketing experience selling to large Asian technology companies. At ZAP, he will oversee U.S. operations and support ZAP and Jonway Auto's international partnerships as well as support for the sales and marketing activities.

Mr. Schillings currently serves on the Board of Directors for Strasbaugh, where he was President & CEO from 2005 to 2010. He also held executive management positions at Strasbaugh subsidiary R. H. Strasbaugh between 1994 and 2001, including Marketing, Sales, President and CEO. He led the  business development and sales in Japan and other parts of Asia, working with companies like Fujitsu, Hyundai, Samsung, NEC and others, increasing revenues from a start-up to more than US$40 million annual sales.

Schillings' prior experience includes mortgage securities, running a non-profit organization as well as due diligence analysis at a securities broker-dealer. He holds an M.S.B.A. in International Business from San Francisco State University and a B.S. in Business Finance with an Economics Minor from San Diego State University.

Changes to the Board of Directors

Georges-Penalver and Patrick Sevian resigned from the Board of Directors of ZAP effective October 18, 2012. for personal reasons.  Prior to their resignation, the board approved their replacements.

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

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $1.7 million at December 31, 2012. The guarantee expires in November 2013. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 18 – SUBSEQUENT EVENTS

On December 31, 2012, Steve Schneider, Mark Abdou called a board meeting and proceeded to appoint new directors to the board without a quorum and in violation of the covenant signed by the Company with Cathaya Capital which committed the Company to allow 3 Cathaya Capital directors out of the 7 directors, and the right to appoint a fourth independent director; thus holding 4 out of the 7 board seats.

On January 11, 2013 Cathaya Capital filed a lawsuit against Steve Schneider, Mark Abdou and Alex Wang who attended the meeting held on December 31, 2012 in the meeting that launched the attempted takeover of the board.  The claim that was filed against them was not only the improper board takeover, but also other items including breach of fiduciary duties as a director of the Company, conversion, imposition of constructive trust, and accounting.

On February 4th, at a hearing in the Superior Court of the State of California, County of Los Angeles (Case No. BC499106) held on February 4, 2013, the Court ruled from the bench that the purported actions taken at the December 31, 2012 meeting of the Board of Directors (the “Board”) of ZAP (the “Company”), including the appointment of Luo Hua Lian and Juan Gao to alleged vacancies on the Board, were null and void.  As a result of the rulings made by the Court, the Board is comprised of the directors that were members of the Board prior to the December 31, 2012 meeting, except for the recently announced resignation of Alex Wang at a meeting of the Board held on January 18, 2013, and the appointment of Wang Huai Yi as a member of the Board at the same meeting to fill the vacancy created by Alex Wang’s resignation

The directors of the Company are currently Priscilla Lu (Chairman of the Board), Goman Chong, Co Nguyen, Aileen Kao, Mark Abdou, Steve Schneider and Huai Yi Wang. (who replaced Alex Wang as director as of January 20th, 2013). Executive management of the Company remains the same as before the December 31, 2012 Board meeting, where Chuck Schillings remains the Co-CEO of ZAP USA, and Michael Ringstad is the finance controller of ZAP USA.

On February 19, 2013, Steve Schneider, Mark Abdou and Alex Wang filed a cross complaint against the Company, Priscilla Lu and Cathaya Capital whereby they challenged the decision made by the judge who upheld the original board of directors prior to the coup on December 31, 2012.  In addition to challenging the decision made on February 4th, 2013 by the judge, Steve Schneider and Mark Abdou also claimed that the Company owed them compensation.  Hearing for this counter suit challenging the board composition was held on March 1st, 2013, and again the judge confirmed that the actions taken on December 31, 2012 were nullified and that the board remains to be the same as the directors that were appointed prior to the December 31, 2012 coup.

On January 20th, 2013, a ZAP board meeting was held whereby Alex Wang appointed his father Wang Huai Yi to replace him on the board of ZAP.

See  “Litigation” section for certain subsequent events.

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

We have conducted a review of the effectiveness of our internal control over financial reporting as disclosed herein.  Our management is also responsible for establishing and maintaining a system of adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that there were two control deficiencies that constituted a material weakness.

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes, and inadequate controls over the safeguarding of assets in one of the subsidiaries.  This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work.  This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures and in loss of inventory, office equipment and accounts receivable.

Managements Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are considering utilizing outside accounting experts to assist us in accounting for future complex transactions and establishment of additional monitoring controls.

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Zap, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of April 16, 2013 are as follows:

Name	Age	Position
Alex Wang	30	Co-Chief Executive Officer
Charles Schillings	54	Co-Chief Executive Officer
Benjamin Zhu	42	Chief Financial Officer
Priscilla Marilyn Lu, Ph.D.	60	Director, Chairman of the Board of Directors
Huai Yi Wang		Director
Mark Abdou	39	Director
Goman Chong	38	Director
Aileen Kao	55	Director
Co Nguyen	39	Director
Steven M. Schneider	52	Director

Business Experience of Directors

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

Wang, Huai Yi   Mr. Wang is the founder and Chairman of Jonway Group, a multi-business enterprise owned 100% by him and his immediate family.  The company is headquartered in Taizhou, Zhejiang Province.  He founded Jonway Auto in 2004, which was a wholly owned 100% by Jonway Group until ZAP acquired 51% of the equity in January 2011.  Jonway Group also owns Jonway Motorcycle, which produces more than a million motorcycles a year, primarily focused at the international markets.  Jonway Group also owns a number of real estate enterprises that have real estates in Zhejiang Province.  He has had a long history in automobiles and owns a number of auto supply parts companies that supplies to Jonway Auto and other automobile companies.

Mr. Co Nguyen serves as Chief Financial Officer of Cathaya Capital.  He has in-depth experience in corporate finance and corporate management.  Mr. Nguyen was previously Corporate Finance Director of Jaccar Holdings Vietnam.  Before joining Jaccar Holdings in 2008, he was Deputy Director of Corporate Strategy and Finance Department of Prudential Life Insurance (Vietnam).  Mr. Nguyen also has spent 7 years with FedEx in France as Senior Financial Advisor and 3-year professional experience with Ernst & Young as an auditor.  Mr. Nguyen received his Master in Auditing and Consulting from “Ecole Supérieure de commerce de Paris”, France and MBA in International Business in 2000.

Aileen Kao is Deputy General Manager at ZAP (Hangzhou) Electric Vehicle Co., Ltd, a joint venture company with a focus on green transportation technology. Under her leadership, ZAP (Hangzhou) has built a great technical savvy team to provide know-how solutions to meet China’s emerging and dynamic new energy automobile industry.    Ms. Kao came to ZAP with broad experience in several established companies including BASF, Eastman Kodak, Bell Atlantic, Cisco and interWAVE Communications, all of which afforded her with increased responsibilities and helped transition her from a hands-on software engineer to a seasoned executive at ZAP.  She also served on the Saratoga school governing board in 1998 and then elected to Saratoga City Council in 2004 and served as Mayor in 2007. Ms. Kao holds a BS in Pharmacy from Taipei Medical University, Taiwan and a MS in Chemistry from University of Rhode Island, Rhode Island, USA.

Mr. Schneider has served as Secretary of ZAP since April 2011 and a director and Chief Executive Officer of ZAP since October 2002, when ZAP acquired RAP Group and Voltage Vehicles, businesses he founded which specialized in the distribution of electric and alternative fuel vehicles including automobiles, motorcycles and bicycles. Mr. Schneider currently serves as the Vice Chairman of Samyang Optics Co., Ltd., a Korean optical lens manufacturing and distribution company turning to the electronic vehicle market in Korea and an investor in ZAP. Mr. Schneider was also recently appointed the President of Voltage Vehicles, one of ZAP’s subsidiaries. Recently, Mr. Schneider was named a member of the Bay Area Council; (business leaders committed to promoting the health and well-being of the Bay Area with a focus on building the economic region’s relationship with China) and was appointed a Senior Advisor for Economic Development to Hangzhou, one of China's "Innovation Zones".  Mr. Schneider possesses particular knowledge and experience in automobile industry that strengthens the Board of Directors’ collective qualifications, skills, and experience.

Mr. Abdou has served as a director of ZAP since June 2009. Mr. Abdou founded and has been the Managing Partner of Libertas Law Group, a law firm, since April 2009. From August 2008 to March 2009, Mr. Abdou served as General Counsel and Senior Vice President of GTX Corp, which developed miniaturized GPS tracking and cellular location-transmitting technology platforms for integration into a wide variety of consumer products. From December 2003 to August 2008, Mr. Abdou was a partner at Richardson & Patel, LLP, a law firm. Mr. Abdou received his Bachelor of Arts degree in Biological Sciences from the University of Southern California in 1996, and his Juris Doctorate from the UC Berkeley School of Law (Boalt Hall) in 1999. Thereafter, he was licensed to practice law by the California State Bar in 1999. In March of 2011, Mr. Abdou was engaged by the Company to handle the corporate legal work including SEC compliance.

Mr. Chong serves as a general partner of Cathaya Capital, L.P. He has also been the President of Daifu Waste Management Holdings Limited since September 2007, a medical waste management company invested in by Goldman Sachs. Mr. Chong served as the Chief Executive Officer of Daifu Group, a medical information portal, from June 2007 to January 2009. From April 2004 to January 2006, he served as a Business Development Manager in Beijing for News Corporation, a global media company. Mr. Chong received his MBA degree from the Tsinghua–M.I.T. Sloan joint program at Tsinghua School of Economics and Management in 2004, and his Bachelor of Arts degree in Economics, Statistics and Actuarial Science from the University of Toronto in 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ZAP’s officers and directors and persons who own more than 10% of ZAP’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide ZAP with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3,4 and 5 and amendments thereto furnished to Zap during its most recent fiscal year  and written representations from reporting persons that filing a Form 5 is not require, ZAP believes that all Section 16(a) filing requirements were met during fiscal 2012.

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

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2012.

Directors who are employees of ZAP do not receive compensation from us for the services they provide as directors. ZAP entered into an agreement with each of the independent director, Patrick Sevian pursuant to which they were entitled to receive $30,000 per annum as compensation for services and $4,000 per annum for each committee served.

Directors are reimbursed for out-of-pocket travel and other expenses incurred in attending Board of Directors and/or committee meetings.

The Compensation Committee is responsible for establishing components of compensation for directors and recommending changes to the Board of Directors.

The following table provides information as to compensation for services of the directors during fiscal 2012.

Director Compensation 2012
Name _______________	Fees Earned or Paid in Cash ($) __________	Stock Awards ($) (1) _________	Option Awards ($) (2) _________	All Other Compensation ($) _______	Total ($) ____
Priscilla Lu	—	—	—	—	—
Huai Yi Wang	--	--	--	--	--
Goman Chong	--	--	--	--	--
Co Nguyen	—	—	—	—	—
Aileen Kao	—	—	—	—	—
Steven Schneider	—	—	—	—	—
Mark Abdou	--	--	1,945	--	1,945
Georges-Penalver (Resigned)	--	--	--	--	--
Alex Wang (Resigned)	—	—	—	—	—
Patrick Sevian (Resigned)	--	40,000	1,945	--	41,945
Peter Scholl (Resigned)	--	--	--	--	--

(1) The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of restricted stock unit awards issued pursuant to the 2008 Equity Compensation Plan. The grant date fair value of these awards is calculated using the closing price of ZAP’s Common Stock on the grant date as if these awards were vested and issued on the grant date. There can be no assurance that these grant date fair values will ever be realized by the non-employee directors. For information regarding the number of unvested restricted stock units held by each non-employee director as of December 31, 2012, see the column “Unvested Restricted Stock Units Outstanding” in the table below.

(2) Options to purchase Shares of ZAP Common Stock were awarded to independent directors in fiscal 2011. Options to purchase Shares of ZAP Common Stock were awarded in 2012.
.
(3) Resigned as a director in June, 2011.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2012 include ZAP’s Co-Chief Executive Officers and Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles Schillings, Co-Chief Executive Officer	2012 2011	82,800 ---	— —	— ---	37,149 ---	— —	— —	— —	119,949 --
Steven Schneider, Co-Chief Executive Officer and Secretary	2012 2011	16,250 236,530	-- --	-- --	-- --	-- --	-- --	-- --	16,250 236,530
Alex Wang, Co-Chief Executive Officer (3)	2012 2011	150,000 123,804	— —	— —	1,031,700	— —	— —	— —	150,000 1,155,504
Benjamin Zhu Chief Financial Officer (8)	2012 2011	140,000 116,666	--	--	97,267 427,500	--	--	--	237,267 544,166
H. David Jones, Chief Operations Officer (5)	2012 2011	-- 57,685	— —	---	---	— —	— —	-- 6,250	-- 63,935
Gary Dodd, President (7)	2012 2011	-- 67,472	— --	-- 25,000	--- —	— —	— —	-- —	-- 94,472

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

(2) The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2012
Dividends	None	None
Expected volatility	104.6 to 105.4	146.54 and 127.78
Risk free interest rate	1.14% to 2.01%	0.79% to 1.11%
Expected life	5.0 to 6.06 years	6.06 years

(3) Mr. Zhu was appointed Chief Financial Officer on March 1, 2011
(4) Mr. Schillings was appointed Chief Operating Officer on June 17, 2012
(5) Mr. Schillings was appointed Co-Chief Executive Officer on August 8, 2012

ZAP has two employment agreements at December 31, 2012 with Mr. Zhu as of March 1, 2011and Mr. Schillings as of June 17, 2012.

Mr. Zhu’s agreement provides for a base salary of $140,000, an option grant of 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements. In 2012, Mr. Zhu was awarded an option grant of an additional 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years. If Mr. Zhu is terminated after three months of employment with ZAP, unless terminated for cause, by death or disability, Mr. Zhu will be paid an amount equal to his salary for the remainder of the 21-month period following his initial 3 months of employment.

Mr. Schillings’ agreement provides for a base salary of $144,000 and an option grant of 400,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Charles Schillings, Co-Chief Executive Officer	-	400,000	$0.10	7/31/2012	-	-

Steven Schneider, Co-Chief Executive Officer	550,000 566,117 348,588 572,686 390,966 1,000,000 8,333,940	-- -- -- -- -- --	$1.26 $1.32 $0.93 $0.94 $0.83 $0.39 $0.39	06/23/2014 11/16/2014 06/07/2015 11/09/2017 08/11/2016 08/09/2014 08/09/2014	—	—

Alex Wang, Co-Chief Executive Officer	1,332,000	1,668,000	$0.43	9/6/2016	--	--

Benjamin Zhu, Chief Financial Officer and Secretary	305,000 --	195,000 500,000	$1.50 $0.22	3/1/2016 1/25/2022	-- --	-- --

Outstanding Equity Awards at 2012 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 11, 2013 for (i) each director, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is ZAP’s address: 501 Fourth Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 501 Fourth Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 11, 2013 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 11, 2013, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 11, 2013 that were exercisable on or within 60 days after April 11, 2013, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of April 11, 2013 that would vest and could settle on or within 60 days after April 11, 2013. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 460,244,749 shares of Common Stock outstanding on April 11, 2013 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 11, 2013.

Name	Number of Shares Beneficially Owned	Percent Owned
Alex Wang	88,690,981	19.27%
Steven Schneider (2)	14,863,620	3.23%
Benjamin Zhu	1,000,000	*
Cathaya Capital L.P. (3)	195,981,276	42.58%
Priscilla Lu (4)	6,600,364	1.43%
Mark Abdou (5)	506,098	*
Goman Chong	10,000	*
Georges Penalver	10,000	*
Patrick Sevian	571,032	*
All Directors and Executive Officers as a group (9)persons	308,233,371	66.97%
Goldenstone Worldwide Limited	30,000,000	6.52%
The Banks Group (1)	12,848,297	2.79%
All other holders of shares, warrants and options	109,163,081	23.72%
Total Fully diluted shares (6)	460,244,749	100.00%

* Less than one percent

(1)	Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks, and Banks Development, an affiliate of the Banks Group.
(2)	Includes 11,762,296 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 16, 2013.
(3)
Includes (a) 90,981,276 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited,  (see 4)

(4)
Dr. Lu is the Chairman of the Board of Directors of ZAP and is also founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P.; a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World. Accordingly, Ms. Lu’s beneficial ownership may be deemed to include (a) a promissory note convertible into 90,981,276 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,600,364 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 16, 2013 held by Dr. Priscilla Marilyn Lu. Dr. Lu disclaims ownership of the shares beneficially owned by China Electric Vehicle Corporation, Cathaya Capital, L.P. and Better World International Limited, except to the extent of her pecuniary interest therein.

(5)	Includes 357,255 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable or will be exercisable within 60 days of April 16, 2013.
(6)	Includes shares, options and warrants described in the notes above, as applicable.

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

Rental Agreements Related to Steven Schneider, ZAP’s Co-Chief Executive Officer and Director

ZAP rents office space, land and warehouse space from Mr. Steven Schneider, its Co-Chief Executive Officer, Secretary and director. These properties are used to operate the car outlet and to store inventory. Rental expense was approximately $- and $53,900 for the years ended December 31, 2012and 2011, respectively. The company discontinued paying rent to Mr. Schneider in August, 2011.

Joint Venture ZAP Hangzhou

On December 11, 2009, ZAP entered into a Joint Venture Agreement to establish a new U.S.-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Better World International Limited, a company focused on infrastructure technology and services for electric vehicles. Priscilla Lu, PhD, the Chairman of the Board of Directors of ZAP, is also a director and shareholder of Better World International Limited. ZAP and Better World International Limited each have a 37.5% interest in ZAP Hangzhou, and Jonway Group owns a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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

In determining independence, the Board of Directors reviews and seeks to determine whether directors have any material relationship with ZAP, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors reviews business, professional, charitable and familial relationships of the directors in determining independence. A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is, or at any time during the past three years was, employed by ZAP, or he or she is an executive officer of an entity that has an executive officer of ZAP serving on the compensation committee of its board of directors.  Mr. Schneider is not deemed independent because he is an officer of ZAP. Mr. Wang is not deemed independent because he is an executive officer of ZAP and ZAP’s 51% owned subsidiary, Jonway. Mr., Abdou is also not independent since his law firm had been engaged to handle the corporate legal activities for the Company. Ms. Lu, Mr. Chong and Mr. Penalver are not deemed independent because they are general partners of Cathaya Capital, L.P., which along with its affiliates, beneficially owns more than 50% of ZAP.

ZAP’s Audit Committee is currently composed of Mr. Abdou and Mr. Chong and Ms. Lu. None of whom are deemed independent.  The Audit Committee should be a three director committee and as such, ZAP does not comply with the NASDAQ criteria

Item. 14 Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$200,000	$225,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$200,000	$225,000

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

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Zap (incorporated by reference to Exhibit 3.1 to Zap’s Registration Statement on Form S-8 (SEC File Number 333-131501) filed February 3, 2006)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Zap dated June 22, 2006 (incorporated by reference to Exhibit 3.4 to Zap’s Form 10Q filed August 14, 2006)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Zap dated June 23, 2011 (incorporated by reference to Exhibit 4.1 to Zap’s Form 10Q filed August 15, 2011)
3.4	Bylaws of Zap (incorporated by reference to Exhibit 3.2 to Zap’s Registration Statement on Form S-8 (SEC File Number 333-131501) filed February 3, 2006)
4.1	Certificate of Determination of Series SA Convertible Preferred Stock of Zap (incorporated by reference to Exhibit 3.2 of Zap’s Form 10KSB filed April 5, 2005)
4.2	Form of Series B Warrant to Purchase Common Stock of ZAP (incorporated by reference to Exhibit 4.2 of Zap’s Form 10KSB filed April 5, 2005)
4.3	Form of Class K Warrant to Purchase Common Stock of ZAP )(incorporated by reference to Exhibit 4.3 of Zap’s Form 10KSB filed April 5, 2005)

4.4	Warrant to Purchase Shares of Common Stock of Zap dated June 9, 2009 issued to The Banks Group, LLC (incorporated by reference to Exhibit 10.3 to Zap’s Form 8K filed June 11, 2009)
4.5	Warrant to Purchase Shares of Common Stock of Zap dated June 9, 2009 issued to The Banks Development Trust (incorporated by reference to Exhibit 10.4 to Zap’s Form 8K filed June 11, 2009)
4.6	Warrant to Purchase Shares of Common Stock of Zap dated August 6, 2009 issued to Cathaya Capital L.P. (incorporated by reference to Exhibit 10.4 to Zap’s Form 8K filed August 10, 2009)
4.7	Warrant to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (incorporated by reference to Exhibit 10.5 to Zap’s Form 8K filed August 10, 2009)
4.8
Zap Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.2 to Zap’s Form 8K filed January 25, 2011)

4.9	Amendment No. 1 to Note dated March 31, 2011 in favor of China Electric Vehicle Corporation (amending Zap Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.4 to Zap’s Form 10Q filed May 17, 2011)
4.10
Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.3 to Zap’s Form 8K filed January 25, 2011)

4.11
Amendment No.1 to Warrant dated March 31, 2011issued to China Electric Vehicle Corporation (amending Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.3 to Zap’s Form 10Q filed May 17, 2011)

ZAP Subordinated Convertible Promissory Note dated February 11, 2010  in favor of Samyang Optics Co., Ltd. dated January 27, 2010 (incorporated by reference to Exhibit 10.73 to Zap’s Form 10K filed April 15, 2011)

9.1
Amended and Restated Voting Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.5 to Zap’s Form 8K filed January 25, 2011)

10.1*	Zap 2002 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-131501) filed February 3, 2006
Zap 2004 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-117560) filed July 22, 2004)
10.2*	Zap 2006 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)
10.3*	Zap 2007 Incentive Stock Plan (incorporated by reference to Exhibit 4.2 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)
10.4*	Zap 2008 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-157954) filed March 13, 2009)
10.5*	Employment Agreement dated June 10, 2009 by and between Zap and Gary Dodd (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed June 18, 2009)
10.6*
Amendment to Prior Employment Agreement dated August 6, 2009 by and between Zap and Steven Schneider (amending and restating prior employment agreement)  (incorporated  by reference to Exhibit 10.9 to Zap’s Form 8K filed August 10, 2009)

10.7
Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010 by and between Jonway Group Co., Ltd. and Zap (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed July 8, 2010)

10.8
Joint Venture Contract  for  Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010 by and among with Jonway Group Co., Ltd., Wang Gang, Wang Xioaying and Zap (incorporated by reference to Exhibit 1-.2 to Zap’s Form 8K filed July 8, 2010)

10.9	Securities Purchase Agreement dated July 9, 2010 by and between Cathaya Capital, L.P. and Zap (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed July 15, 2010)

10.10
Senior Secured Convertible Note and Warrant Purchase Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed January 25, 2011)

10.11
Amended and Restated Registration Rights Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.4 to Zap’s Form 8K filed January 25, 2011)

10.12	Security Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.6 to Zap’s Form 8K filed January 25, 2011)
10.13*	Employment Agreement with Benjamin Zhu dated March 1, 2011 by and between Benjamin Zhu and Zap (incorporated by reference to Exhibit 10.66 to Zap’s Form 10K filed April 15, 2011)
10.14	Development and Supply Agreement dated October 27, 2010 by and between Remy, Inc. and Zap (incorporated by reference to Exhibit 10.71 to Zap’s Form 10K filed April 15, 2011)
10.15	Note Purchase Agreement dated December 31, 2009 by and between Zap and Samyang Optics Co., Ltd. (incorporated by reference to Exhibit 10.72 to Zap’s Form 10K filed April 15, 2011)
10.16	International Distributor Agreement dated January 27, 2010 by and between Samyang Optics Co., Ltd. and Zap (incorporated by reference to Exhibit 10.74 to Zap’s Form 10K filed April 15, 2011)
10.17
Purchase Order for ZAP Jonway UFO Electric SUV dated January 27, 2010 by and between Samyang Optics Co., Ltd. and Zap (incorporated by reference to Exhibit 10.75 to Zap’s Form 10K filed April 15, 2011)

10.18
Supplementary Agreement dated  January 28, 2010 by and between Jonway Group Co., Ltd. and Zap (amending Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010) (incorporated by reference to Exhibit 10.76 to Zap’s Form 10K filed April 15, 2011)

10.19	Management Agreement dated November 10, 2010 by and between Cathaya Capital, L.P., and Zap (incorporated by reference to Exhibit 10.68 to Zap’s Form 10Q filed November 12, 2010)
10.20	Distribution Agreement dated October 10, 2010 by and between Goldenstone Worldwide Limited and Zap (incorporated by reference to Exhibit 10.69 to Zap’s Form 10Q filed November 12, 2010)
10. 21
Agreement dated April 15, 2011 by and between Jonway Group Co., Ltd. and Zap (amending Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010) (incorporated by reference to Exhibit 10.1 to Zap’s Form 10Q filed May 17, 2011)

10.22	Credit Agreement dated August 11, 2011 by and between China Merchants Bank and Zhejiang Jonway Automobile Co., Ltd. (incorporated by reference to Exhibit 10.1 to Form 10Q filed November 14, 2011)
10.23
Maximum Amount Mortgage Contract dated August 11, 2011 by and between China Merchants Bank and Zhejiang Jonway Automobile Co., Ltd. (incorporated by reference to Exhibit 10.2 to Form 10Q filed November 14, 2011)

10.24	Promissory Note dated December 11, 2011 by Zhejiang Jonway Automobile Co., Ltd. in favor of Jonway Group Co. Ltd. (filed herewith)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Zap’s Form 10-K filed on April 15, 2011) Consent of Friedman LLP (filed herewith)
23.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	Certifications of Co-Principal Executive Officers and Principal Financial Officer

32.1	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Indicates a management contract or compensatory plan or arrangement.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP

Date: April 16, 2013
By: /s/ Chuck Schillings

Chuck Schillings Co
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 16, 2013
By: /s/ Alex Wang

Alex Wang
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 16, 2013
By: /s/ Benjaman Zhu

Benjaman Zhu
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Charles Schillings, Alex Wang and Benjamin Zhu as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ Chuck Schillings	Director and Co-Chief Executive Officer	April 16, 2013
(co-principal executive officer)
Chuck Schillings

By: /S/ ALEX WANG	Director and Co-Chief Executive Officer	April 16, 2013
(co-principal executive officer)
Alex Wang

By: /S/ BENJAMIN ZHU	Chief Financial Officer	April 16, 2013
(principal financial and accounting officer)
Benjamin Zhu

By: /S/ PRISCILLA LU	Director and Chairperson	April 16, 2013

Priscilla Lu

By: /S/ MARK ABDOU	Director	April 16, 2013

Mark Abdou

By: /S/ GORMAN CHUNG	Director	April 16, 2013

Gorman Chung

By: /S/ Steve M. Schneider	Director	April 16, 2013

Steve M. Schneider

By: /S/ Huaiyi Wang	Director	April 16, 2013

Huaiyi Wang

By:/S/ Co Nguyen	Director	April 16, 2013

Co Nguyen

By:/S/ Aileen Kao	Director	April 16, 2013

Aileen Kao