Form 10-Q
period 2013-03-31
ZAP
filed 2013-05-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Yes  ☐   No  ☒

As of May 15, 2013 there were 302,518,002 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$1,205	$1,656
Restricted Cash	16,054	11,763
Notes receivable	714	947
Restricted Notes receivable	-	678
Accounts receivable	6,398	5,736
Inventories, net	9,619	11,152
Prepaid expenses and other current assets	2,084	502
Total current assets	36,074	32,434

Property, plant and equipment, net	52,521	53,357
Land use rights, net	9,786	9,767
Other assets:
Investment in joint ventures	417	898
Distribution fees for Jonway Products and
Better Worlds Products	10,919	11,279
Intangible assets, net	4,499	4,571
Goodwill	324	324
Due from related parties	2,867	3,093
Deposits and other assets	260	241
Total other assets	19,286	20,406
Total assets	$117,667	$115,964

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$13,570	$8,754
Senior convertible debt	20,084	19,693
Accounts payable	21,677	22,386
Accrued liabilities	7,742	8,549
Notes payable	22,690	18,513
Advances from customers	2,066	3,782
Taxes payable	1,232	850

Due to related parties	390	1,159
Other payables	2,688	3,102
Total current liabilities	92,139	86,788

Long term liabilities:
Warranty costs	205	229

Total liabilities	92,344	87,017

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
302,518,002 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	229,870	229,785
Accumulated other comprehensive income	1,295	1,190
Accumulated deficit	(220,181)	(217,421)
Total ZAP shareholders’ equity	10,984	13,554
Non-controlling interest	14,339	15,393
Total equity	25,323	28,947
Total liabilities and equity	$117,667	$115,964

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended March 31,
	2013	2012

Net sales	$14,365	$12,181
Cost of goods sold	(13,615)	(11,479)
Gross profit	750	702

Operating expenses:
Sales and marketing	1,433	2,112
General and administrative	1,976	2,491
Research and development	150	279
Total operating expenses	3,559	4,882

Loss from operations	(2,809)	(4,180)

Other income (expense):
Interest expense, net	(822)	(486)
Loss from equity investment in joint venture	(485)	(119)
Other income (expense), net	188	235
Total other income (expense)	(1,119)	(370)
Loss before income taxes	(3,928)	(4,550)
Income tax benefit	13	38
Net Loss	$(3,915)	$(4,512)
Less: Net loss attributable to non-controlling interest	1,155	1,073

Net loss attributable to ZAP common shareholders	$(2,760)	$(3,439)

Net loss	(3,915)	(4,512)
Other Comprehensive income (loss)
Foreign currency translation adjustments	206	(187)
Net unrealized (loss) on available for sale securities	-	(474)
Other comprehensive income/(loss)	206	(661)
Total comprehensive loss	(3,709)	(5,173)
Less : Comprehensive loss attributable to non-controlling interest	1,054	1,165
Comprehensive loss attributable to ZAP common shareholders	$(2,655)	$(4,008)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	302,518	298,217

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months ended March 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,915)	$(4,512)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based employee compensation	85	671
Stock-based compensation for services	-	105
Depreciation and amortization	1,605	1,799
Amortization of Distribution fees	360	-
Inventory Reserve	(74)	95
Provision for (recovery of) doubtful accounts	(6)	(3)
Loss from joint venture and other investments	485	119
Deferred tax benefit	(13)	(38)
Amortization of debt discount	391	-
Changes in assets and liabilities
Accounts receivable	(617)	34
Notes Receivable	919	729
Inventories	1,673	(357)
Prepaid expenses and other assets	(1,582)	(723)
Due from related parties	(518)	-
Accounts payable	(764)	299
Accrued liabilities	(385)	(876)
Taxes Payable	320	(245)
Advances from customers	(1,758)	2,625
Due to related parties	-	(1,284)
Other payables	(912)	(363)
Net cash used in operating activities	(4,706)	(1,925)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(335)	(597)
Net cash flows used in investing activities:	(335)	(597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	13,316	670
Proceeds from short term loans	5,558	522
Change in restricted cash	(4,197)	266
Repayments to related parties	-	(2,001)
Repayments of notes payable	(9,167)	-
Repayments on short term loans	(817)	(852)
Net cash provided by (used in) financing activities	4,693	(1,395)

Effect of exchange rate changes on cash and cash equivalents	(103)	(20)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(451)	(3,937)
CASH AND CASH EQUIVALENTS, beginning of period	1,656	5,859
CASH AND CASH EQUIVALENT, end of period	$1,205	$1,922

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$197	$264
Cash paid during period for taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

 BASIS OF PRESENTATION

The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the three months ended March 31, 2013 and 2012 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 and 2012 may not be indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013 (our “10-K”).

LIQUIDITY AND RESOURCES

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Our principal sources of liquidity consist of our existing cash on hand and bank facilities from China-based banks for Jonway Auto.

In March 2012, Jonway was approved up to an aggregate of $0.8 million of credit line from a Sanmen local Bank.  As of December 31, 2012, this credit line was fully used.  The credit line was repaid and expired in March 2013.

In May 2012, we were approved up to an aggregate of $ 23.8 million of credit line from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway.   When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.2 million. The annual interest rate is 6.60%, and the loans are due in November 2013. We have also drawn $5.7 million in the form of notes payable as of March 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in May, 2013.  As of March 31, 2013, the unused credit line of $10.9 million has not been used. The credit line expires in May 2013.

In December 2012, we were approved up to an aggregate of $4.0 million on a credit line from Taizhou Bank. This credit line was guaranteed by related parties. In December 2012 and February 2013, we borrowed two short-term loans under this credit line aggregating a total amount of $1.6 million. The annual interest rates are 8.06% and 8.46% respectively, and the loans are due in June and July, 2013, respectively. The remaining credit line was used in the form of notes payable. As of March 31, 2013, the credit line was fully used. The credit line expires in December 2013.

In December 2012, we were approved up to an aggregate of $8.9 million for a credit line from Everbright Bank. As of March 31, 2013, $9.4 million was drawn down as notes payable (Jonway’s deposit of $4.7 million of restricted cash for note payable) as the bank allows up to $500,000 to be overdrawn on the credit line. The credit line expires in December 2013.

As of March 31, 2013, Jonway had $13.6 million in short term bank loans outstanding, which are borrowed from the above stated China-based banks with interest rates ranging from 6.60% to 8.46% per annum and expires at various times through December 2013.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through May 20, 2014 in the event that we require additional liquidity. In addition, CEVC would likely extend the convertible note which is due August 2013, and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

We will require additional capital to expand our current operations and support on-going operating losses until we can reach a larger sales volume in order to absorb operating overhead costs.  In particular, we require additional capital to expand our presence across the world, to continue development of our electric vehicle business, to continue strengthening our dealer network and after-sale service centers and expanding our market initiatives.  We also require financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric and other fuel efficient vehicles.

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

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company.  The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646.  The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966.  The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Zebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.  The Company has discontinued the sale of the Zebra vehicles after these 2008 models.  The 2008 Zebra vehicles were manufactured by a company called, Fula, based in Shandong Province, China, that ZAP had imported from.

The complaint seeks relief, which amount other things, would impose penalties of $6000 to $7000 for each violation.  Because the total amount of the penalties would exceed the maximum civil penalties for the series of alleged violations, the complaint seeks to impose the statutory maximum of $17,350,000 in civil penalties.

The Company will respond to the complaint after appropriate consultation with its legal counsel.  This legal proceeding is subject to many uncertainties, and the outcome of this complaint is not predictable with assurance.  The extent of our financial exposure to this matter is difficult to estimate at this time.  However, the negative outcome of this complaint could adversely affect the Company’s liquidity and resources.

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

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

March 31, 2013 December 31, 2012

Balance sheet items, except for share capital, additional	$ 1=RMB 6.26660 $1=RMB 6.3090
paid in capital and retained earnings

Amounts included in the statements of operations	$ 1=RMB 6.27690 $1=RMB 6. 3079
and cash flows for the periods

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

The Company has cash restricted in connection with the issuance of bank acceptance notes to various suppliers of spare parts which were issued through Jonway’s banks.  To issue these bank acceptance notes to Jonway’s suppliers, the banks require a deposit of 50% or 100% of the full amount of such notes which are payable within 6 months from issuance.  Upon the maturity date, restricted funds will be used to settle the bank acceptance notes.  The restricted cash as shown in the consolidated balance sheets is strictly used by Jonway Auto which is based in China against the bank notes provided by the various Chinese banks that are providing the credit facilities or loans.  The credit facilities and loans are used primarily to fund working capital and support the operating losses incurred by Jonway Auto.

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

 The Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are measured at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flow. Assets measured at fair value on a nonrecurring basis for the period ended March 31, 2013 are summarized below (in thousands):

		December 31, 2012
Assets		Level 1	Level 2	Level 3	Fair Value Measurements
Long-lived assets- 3-door SUV mold	(1)			$2,560	$2,560

(1) Included in “Property, plant and equipment, net” on the face of condensed consolidated balance sheets. The original carrying value was $5.12 million. The Company recognized impairment charges of $2.56 million (included in “impairment loss of long-lived assets” on the face of consolidated statements of operations and comprehensive loss) for the year December 31, 2012. These charges were related to the impairment in the 3-door SUV mold equipment used in the Jonway Auto segment   (See Note 2-Accounting for long-lived assets).

The Company believes the reported carrying amounts of its current assets and current liabilities approximate fair value, based upon the short-term nature of these accounts. The fair value of the Company’s investment in joint ventures and its receivable from related parties are impracticable to determine.

Accounts Receivable and Notes Receivable

Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit-related losses to date.   The allowance for doubtful accounts was $80,000 and $201,000 at March 31, 2013 and December 31, 2012, respectively

Inventories

Most of the inventory on the balance sheet consisting of $9,619 million is in Jonway Auto in China, ZAP’s Inventories of approximately half a million out of the total consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lesser of lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

As of March 31, 2013, ZAP has reserved $545,908 of its vehicle inventory that is held by Steve Schneider on River Road property that was being leased by ZAP from former ZAP Co-CEO and current ZAP Director. Steven Schneider. Mr. Schneider took this inventory without ZAP authorization before and after an illegal and failed attempt to take control of ZAP.  He refuses to release the inventory until a lawsuit he has filed against the Company is heard by the courts.  During the attempted takeover, $116,090 was diverted to a bank account set up by a former employee and board directors.  To date, these funds have not been recovered.

Property and equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, vehicles, and leasehold improvements which are almost all in Jonway Auto in China.  ZAP does not own any property or any significant amount of equipment in the U.S. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line method over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

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

Long-lived assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. There are no impairment losses of long-lived assets for the periods ended March 31, 2013 and $2.6 million of impairment loss for the year ended December 31, 2012, respectively.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”).  ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU 2013-02 becomes effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In April 2013, the FASB has issued Accounting Standards Update (ASU) No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date.  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among it co-obligors and any additional amount the reporting entity expects to pay on behalf of it co-obligors.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results from operations.

NOTE 3– INVENTORIES, NET

Inventories are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Work in Process	$1,423	$2,155
Parts and supplies	4,906	4,178
Finished goods	5,551	7,144
	11,880	13,477
Less - inventory reserve	(2,261)	(2,325)
Inventories, net	$9,619	$11,152

 Changes in the Company’s inventory reserve are as follows (in thousands):

March 31, 2013
Balance opening period	$2,326
Current provision for Jonway Auto	-
Current provision for inventory ZAP-net	(65)
Balance end of period	$2,261

NOTE 4 - Property, plant and equipment, net

Property, plant and equipment, are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012

Buildings and improvements	$20,816	$20,725
Machinery and equipment	48,580	48,081
Office furniture and equipment	501	499
Leasehold improvements	37	37
Vehicles	875	872
	70,809	70,214
Less: accumulated depreciation
and amortization	(18,288)	(16,857)
	$52,521	$53,357

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

	March 31, 2013	December 31, 2012
Land use right	$10,250	$10,217
Software	106	97
	10,356	10,314
Less: accumulated amortization	(570)	(547)
	$9,786	$9,767

As of March 31, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Amortization
Year	Expense
2013	$182
2014	242
2015	242
2016	242
2017	242
Thereafter	8,636
$9,786

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $1,535,000 and $1,135,000 for the three months ended March 31, 2013 and 2012, respectively.

 5- INTANGIBLE ASSETS, NET & GOODWILL

 The goodwill and intangible assets at March 31, 2013 and 2012 are summarized as follows:

		Net Book	Amortization and cumulated translation adjustments (“CTA”)	Net Book
	Useful Life	Value	for the three months ended	Value
	(In Years)	12/31/2012	March 31, 2013	03/31/2013
Patents and Trademarks	7	$52	$(5)	$47
Customer Relationships	8.5	600	(9)	591
Developed Technology	7	1,567	(58)	1,509
In Process Technology	(a)	183	-	183
Trade name	(a)	2,169	--	2,169
Intangibles		$4,571	$(72)	$4,499

Goodwill		$324	$-	$324

(a) The in process technology and trade name have been determined to have an indefinite life.

Amortization expense was approximately $70,000 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2013	$318
2014	424
2015	407
2016	402
2017	402
Thereafter	160
$2,113

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements are presented below (in thousands):

	March 31, 2013	December 31, 2012

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560

Less amortization	(5,641)	(5,281)
	$10,919	$11,279

Amortization expense related to these distribution agreements for the periods ended March 31, 2013 and 2012 were $360,000 and $540,000, respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense, as follows (in millions):

Year ended December 31,
2013	$1,080
2014	1,440
2015	1,440
2016	1,440
2017	1,440
Thereafter	4,079
Total	$10,919

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

NOTE 7– INVESTMENT IN JOINT VENTURES

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

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total
Balance as of December 31, 2011	554	736	1,290
Less: investment loss	(123)	(280)	(403)
CTA	6	5	11
Balance as of December 31, 2012	$437	$461	$898
Less: Investment loss	(24)	(461)	(485)
CTA	4	--	4
Balance as of March 31, 2013	417	--	417

The Company recorded a loss of $24,000 and $51,000 in ZAP Hangzhou for the three months ended March 31, 2013 and 2012, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $461,000 and $68,000 in Shanghai Zapple for the periods ended March 31, 2013 and 2012 respectively. These losses relate to investment in non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows: (in thousands)

	March 31, 2013	December 31, 2012
Shanghai Zapple
Total assets	$--	$1,472
Total liabilities	--	867
Revenue	--	-
Hangzhou ZAP
Total assets	1,476	1,682
Total liabilities	33	118
Revenue	$81	$922

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit

In March, 2012, Jonway was approved up to an aggregate of $0.8 million of credit line from a Sanmen local Bank. As of December 31, 2012, this credit line was fully used.  The credit line was repaid and expired on March 31, 2013.

In May 2012, we were approved up to an aggregate of $ 23.8 million of credit line from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.2 million. The annual interest rate is 6.60%, and the loans are due in November 2013. We have also drawn $5.7 million in the form of notes payable by March 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in May 2013.  As of March 31, 2013, the unused credit line of $10.9 million has not been used. The credit line expires in May 2013.

In December 2012, Jonway was approved up to an aggregate of $4.0 million on a credit line from Taizhou Bank. This credit line was guaranteed by related parties. At March 31, 2013, this credit line was fully used in form of short term bank loans $1.6 million and notes payable of $5.1 million (Jonway deposited $2.7 million as restricted cash as collateral against the notes payable in order for the bank to release $5.1 million of notes payable) . The credit line expires in December 2013.

In December 2012, Jonway was approved up to an aggregate of $8.9 million of credit line from Everbright Bank. As of March 31, 2013, $9.4 million was drawn as notes payable (Jonway deposited $4.7 million as restricted cash as collateral against the notes payable in order for the bank to release the additional amounts above the $8.9 million of credit line.  The credit line expires in December 2013.

 Short term debt

Under the above mentioned credit line of $23.8 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately US$ 1.6 million which was drawn down on May 25, 2012. The annual interest rate is 8.05% and was repaid in December, 2012. In November 2012, Jonway borrowed another one year short-term loan in the aggregate amount of approximately $7.2 million from CITIC under the credit line. The annual interest rate is 6.60%, and expires in November 2013.  The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right and a building at a total carrying amount of $5.9 million has been pledged as security for this loan.

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

During 2012, Jonway in total borrowed $12.6 million and repaid $9.3 million. The weighted average annual interest rate was 6.51%. In the first quarter of 2013, Jonway borrowed $5.6 million and repaid $0.8 million. The weighted average annual interest rate was 6.90%.

In January and February, 2013, Jonway borrowed $1.4 million and $3.3 million, respectively, from Industrial and Commercial Bank of China (ICBC). $1.4 million expires in January 2014 and $3.4 million expires at various dates during 2013 from May 2013 through December 31, 2013. The annual interest rate is 6.90%. The loans are guaranteed by shareholders Alex Wang and Huaiyi Wang, with collateral pledged by land use right and buildings at a carrying amount of approximately $3.7 million.

In May 2013, approximately $1.1 million of short term debt to ICBC was repaid.

	March 31, 2012	December 31, 2012
Loan from CITIC bank	$7,181	7,133
Loan from ICBC	4,787	--
Loan from Taizhou Bank	1,588	1,585
Loan from Pay-Ins Prem	14	36
	13,570	8,754

As of March 31, 2013, the Company has bank acceptance notes payable in the amount of $22.7 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of March 31, 2013, the restricted cash for the notes was $16.1 million.

Bank acceptance notes – 3 to 6 month term for each note issued

	March 31, 2013	December 31, 2012
a) Bank acceptance notes payable to China Everbright bank	$9,415	6,334
b) Bank acceptance notes payable to Taizhou bank	5,189	4,627
c) Bank acceptance notes payable to CITIC bank	5,708	5,608
d) Bank acceptance notes payable to ICBC	2,378	--
e) Bank acceptance notes payable to Yinzuo bank	--	1,268
f) Bank acceptance notes payable to Shanghai Pudong development bank	--	677
	22,690	18,513

a.
Notes payable to China Everbright bank have various maturity dates from June, 2013 to September 2013. The notes payable are guaranteed by land use right and a building at a total carrying value of $1.5 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. During 2013, a total amount of 7.2 million was renewed.

b.
Notes payable to Taizhou bank have various maturity dates from April 2013 to August, 2013. The Company is required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. In 2013, a total of $2.5 million was renewed.

c.
Notes payable to CITIC bank have various maturity dates from May, 2013 to September, 2013. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

d.	Notes payable to ICBC will be due in July 2013. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

e.
Notes payable to Yinzuo bank include 21 bank acceptance notes which expired in March 2013. The Company was required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

f.
On March 13, 2012 the Company and Shanghai Pudong Development Bank signed bank acceptance note agreement for $ 676,811. This bank note facility was issued to Jonway Auto’s suppliers and secured by a letter of credit, valued at $ 676,811, of which Jonway Auto was a beneficiary. The bank acceptance notes expired on March 13, 2013.

In April and May, 2013, approximately $7.1 million of notes payable matured.  In April 2013, approximately $4.4 million of notes payable were issued and are due in October 2013.  The Company is required to maintain cash deposits at 50% or 100% of the notes payable with the bank.

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC. On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013. The note accrues interest at a rate per annum of 8% effective from February 12, 2012.

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

NOTE 9-STOCK-BASED COMPENSATION

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

-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	28,691	$0.44	5.0	--
Options granted under the plan	--			--
Options forfeited and expired	--			--
Options exercisable and Outstanding at March 31, 2013	28,691	$0.44	4.75	--

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2013 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at March 31, 2013.

As of March 31, 2013, total compensation cost of unvested employee stock options is $85,000.  This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three months ended March 31, 2013, as we have cumulative operating losses.

NOTE 10 – SEGMENT REPORTING

Operating Segments

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), establishes standards for the way public business enterprises report information about operating segments. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

  In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, Consumer Product and Car Outlet.  The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles and spare parts principally through distributors in China. The Advanced Technology Vehicles segment represents sales and marketing outside of China of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will transition to selling mostly Jonway’s EV A380SUV and EV minivan in 2013. The Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters.  Our Car Outlet segment represents operation of a retail car outlet that sells pre-owned conventional vehicles and advanced technology vehicles.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.  The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

     The performance of each segment is measured based on its profit or loss from operations to ZAP before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	Total

For the three months ended March 31, 2013:
Net sales	$14,235	$123	$--	$7	$14,365
Gross profit (loss)	$649	$50	$--	$51	$750
Depreciation and amortization	$947	$657	$--	$1	$1,605
Net profit (loss)	$(2,358)	$(1,605)	$--	$48	$(3,915)
Total assets	$94,227	$22,884	$179	$377	$117,667
For the three months ended March 31, 2012
Net sales	$11,989	$114	$73	$5	$12,181
Gross profit (loss)	$723	$28	$7	$(56)	$702
Depreciation and amortization	$1,244	$546	$2	$7	$1,799
Net loss	$(2,191)	$(2,119)	$(34)	$(168)	$(4,512)
Total assets	$88,749	$27,261	$447	$250	$116,707

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 99% or $14.2 million of our revenues for the three months ended March 31, 2013 are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with some contributing more than 10% of our consolidated revenue

NOTE 11– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	March 31, 2013	December 31, 2012
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$1,750	$3,093
Jonway Group	989	--
Shanghai Zapple	128	--
Total	$2,867	$3,093

Amount due to related parties are follows:
	March 31, 2013	December 31, 2012
Jonway Group	$--	$122
Zhejiang UFO Automobile	--	--
Jonway Motor Cycle	--	181
Taizhou Huadu	--	431
Shanghai Zapple	--	36
Hangzhou Zapple	147	147
Betterworld	91	152
Cathaya Capital	152	90
Total	$390	$1,159

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of March 31, 2013, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the three months ended March 31, 2013 and 2012 Jonway made purchases from Jonway Group of $316,000 and $337,000.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO. Jonway has obligation to pay such fees based on the number of SUVs assembled by Zhejiang UFO.  As of March 31, 2013, $1,750,000 was accrued and recorded as due from related party.

NOTE 12-INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

 US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three months ended March 31, 2013 and 2012 was 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

PRC

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provisions for income taxes have been made as the Company has no taxable income for the periods.  $13,000 of tax benefits were recognized due to the change in the deferred tax assets.

Loss before income taxes consisted of:

	For Three Months Ended
	March 31
	2013	2012

US	$(1,557)	$(2,321)
PRC	(2,371)	(2,229)
	$(3,928)	$(4,550)

Benefit for income taxes consisted of:

	For Three Months Ended
	March 31.
	2013	2012
Current provision:
US	$--	$--
PRC	--	--
Total current	-	--
Deferred benefit
US	-	-
PRC	13	38
Total Deferred benefit	13	38
Total benefit for income taxes	$13	$38

NOTE 13– LITIGATION

1)           On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou, Steven Schneider and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortuous misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  The Cross-Complaint also asserts the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due there under; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortuous interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortuous interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

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

2.            A derivative lawsuit filed by Cathaya Capital against Steve Schneider, Mark Abdou, and Alex Wang is awaiting court hearing date to be announced and is being taken over by the Company, which is currently pursuing Steve Schneider to return inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected and thus far not yet recovered by the Company, to a new bank account that was not authorized by the Board of Directors of ZAP’s.

3.           Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,

Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated an intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There has been no activity in the case that we are aware of in the past several months.

4            Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 2011, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

5            Long v. ZAP, et al., Case No. SW-250380, filed in the Superior Court of the State of California, County of Sonoma on September 20, 201 1. The Complaint alleges causes of action for injunctive relief and damages for breach of contract, breach of the implied covenant of good faith and fair dealing, failure to pay wages, wrongful termination, fraud, defamation, and illegal recording in violation of privacy rights. Included as defendants are ZAP, Jonway, Steve Schneider, William Hartman, and Priscilla Lu. The Company entered into a settlement agreement with the plaintiff in early September, 2012 and made an installment payment on September 21, 2012.  The case against the Company was settled in December, 2012.  The suit against individual defendants, Schneider, Hartman, and Lu is on-going.

6            Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Liuzhou Wuling

Motors Co., Ltd., Pricilla Lu, and Steve Schneider, Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract; money had and received fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009. No trial date has as yet been set, and the parties continue to negotiate a possible resolution. The Company intends to vigorously defend itself in this matter if plaintiff refuses to enter into a reasonable settlement.

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

 8.           A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 under which ZAP, through its legal counsel shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

Other Regulatory Compliance Matters

            ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that it is in non compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non compliance issues.

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

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company. The complaint was filed in the U.S. District Court of the District of Columbia as United States v. Zap; Civil Action No. 13-646. The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966. The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Zebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.  The Company has discontinued the sale of the Zebra vehicles after these 2008 models.  The 2008 Zebra vehicles were manufactured by a company called, Fulu, based in Shandong Province, China, that ZAP had imported from.

The complaint seeks relief, which among other things, would impose penalties of $6,000 to $7,000 for each violation. Because the total amount of the penalties would exceed the maximum civil penalties for the series of alleged violations, the complaint seeks to impose the statutory maximum of $17,350,000 in civil penalties.

The Company will respond to the complaint after appropriate consultation with its legal counsel. The Company hopes to resolve this matter in a mutually satisfactory manner

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  Maximum potential payments under guarantees total $2.7 million at March 31, 2013. The guarantee expires in November 2013. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 15 – SUBSEQUENT EVENTS

Legal Proceedings

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company. The complaint was filed in the U.S. District Court of the District of Columbia as United States v. Zap; Civil Action No. 13-646. The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966. The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Zebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.  The Company has discontinued the sale of the Zebra vehicles after these 2008 models.  The 2008 Zebra vehicles were manufactured by a company called, Fulu, based in Shandong Province, China, that ZAP had imported from.

The complaint seeks relief, which among other things, would impose penalties of $6,000 to $7,000 for each violation. Because the total amount of the penalties would exceed the maximum civil penalties for the series of alleged violations, the complaint seeks to impose the statutory maximum of $17,350,000 in civil penalties.

The Company will respond to the complaint after appropriate consultation with its legal counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	changes in our business plan and corporate strategies; and

•	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Annual Report on Form 10-K under the heading “Risk Factors”.

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

Recent Developments

          In May 2012, Jonway Auto established two wholly owned subsidiaries, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd. focusing on the vehicle leasing business in Taizhou, China. B ZAP believes these subsidiaries will facilitate its business diversification and new business model development.

ZAP operates its business in four reportable segments:  Jonway Conventional Vehicles, Advanced Technology, Consumer Product and Car Outlet. We are in the process of liquidating the assets of the Car Outlet.  These segments are strategic business units that offer different services.  They are managed separately because each business requires different resources and strategies.   The Jonway Conventional Vehicle Segment represents the manufacture and sales of vehicles through distributors in China and abroad. The Advanced Technology segment represents the sales activity of advanced technology vehicles to ZAP dealers throughout the U.S.  The Consumer Product segment represents sales of our ZAPPY 3, a three wheeled electric scooter, and the overall corporate expenses of ZAP. Many of these expenses relate to the overall development of our core business, electric consumer products.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	(94.8)	(94.2)
Operating expenses	(24.8)	(40.0)
Loss from operations	(19.6)	(36.4)
Net loss attributable to ZAP	(19.2)	(27.9)

These results of operations that have been derived from our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

                           Net sales for the quarter ended March 31, 2013 were $14.4 million as compared to $12.2 million for the quarter ended March 31, 2012.

Jonway Auto’s revenue for the quarter ended March 31, 2013 increased by $2.2 million from $12.0 million for the quarter ended March 31, 2012 compared to $14.2 million in first quarter ended March 31, 2013. The sales volume increased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 1st  quarter did not reach the expected volume (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2012 was 7.7%, which is unexpected low).

Our first quarter sales of our Advanced Technology segment sales increased by $2,000 from $5,000 for the three months ended March 31, 2013 to $7,000 for the three months ended March 31, 2013.  The increase is primarily due to a sale of our LSV Xebra XL.  This is still far below our projections due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot experienced a decrease of $73,000 in sales for the first quarter from $73,000 in 2012 to $0.00 in 2013. We have closed the retail car lot and are currently settling our assets and inventory with Mr. Schneider, who is holding these assets until his claims are settled.

In our Consumer Product segment first quarter sales increased from $114,000 in 2012 to $123,000 in 2013.  The increase is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

Gross profit increased by $48,000 from a gross profit of $702,000 for the three months ended March 31, 2012 to a gross profit of $750,000 for the three months ended March 31, 2013.  Our margins declined from 5.8% to 5.2%.

Jonway Auto’s gross profit decreased by $74,000 from $723,000 in the first quarter of 2012 to $649,000 for the first quarter ended March 31, 2013. The decrease was primarily due to a new price reduction program for the existing SUV models, which resulted in lower gross profit contributions in this first quarter, while the Company launched upgraded models.  In order to deal with increasing competition in the SUV market in China, Jonway Auto initiated its price reduction program to end users throughout the three months ended March 31, 2013.

Advanced Technology vehicles gross profit increased $107,000 from a gross loss of $56,000 for the period ended March 31, 2012 to a gross profit of $51,000 for the period ended March 31, 2013.  The increase was primarily due to increase in the amount of reserves included for inventory sold in 2013 that was fully reserved.

Our retail car lot gross profits decreased by $7,000 from $7,000 for the quarter ended March 31, 2012 to $0 for the quarter ended March 31, 2013. We have closed the retail car lot.

The Consumer Products segment experienced an increase in gross profit in the first quarter from $28,000 in 2012 to a profit of $50,000 in 2013. The increase was due to an increase in sales volume of our ZAPPY 3 Pro Flex.

Sales and marketing expenses decreased $367,000 from $2.1 million for the three month period ended March 31, 2012 to $1.7 million for the three months ended March 31, 2013.  As a percentage of sales the expense decreased from 17.3% for the quarter ended March 31, 2012 to 10.0% for the quarter ended March 31, 2013 due to greater sales volume compared to the same period in 2012 and an overall decrease in sales and marketing expenses.

General and administrative expenses decreased by 679,000 from $2.1 million for the quarter ended March 31, 2012 to $1.4 million in 2013. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and (ii) less professional fees in 2013 as compared to the prior year in which we experienced non –recurring professional fees in connection with the Jonway acquisition in January, 2011.

Research and development expenses decreased by $129,000 from $279,000 for the first quarter ended March 31, 2012 to $ 150,000 for the first quarter ended March 31, 2013. The decrease was primarily due to fewer projects scheduled for the first quarter of 2013. In the prior year’s quarter ended March 31, 2012, we incurred Research and Development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

Interest expense increased by $336,000 from $486,000 in first quarter 2012 to $822,000 in the first quarter of 2013. In 2013, the amortization of the previous year’s discount on the convertible debt was significantly higher and we are incurring interest on our notes and short term borrowings.

Other income decreased by $48,000 from $235,000 for the period ended March 31, 2012 to $187,000 for the period ended March 31, 2013. This amount mainly represents a decrease in the sales of metal scrap, increase of interest income, and the reversal of selling expenses booked in 2012 in Jonway.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At March 31, 2013, we believe that we will have sufficient liquidity required to conduct operations through May 15, 2014.

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

In the first three months of 2013, net cash used for operating activities was $4.7 million.  Cash used in the first three months of 2013 was comprised of the net loss incurred for the three months of $3.9 million plus net non-cash expenses of $2.8 million and the net increase of $3.9 million in operating assets and liabilities. In the first three months of 2012, net cash used for operating activities was $1.9 million.

Investing activities used cash of $335,000 and $597,000 in the first three months ended March 31, 2013 and 2012, respectively. Investing activities were used for the purchase of equipment for the period ended March 31, 2013 and 2012, respectively.

Financing activities for the three months ended March 31, 2013 provided cash of $4.7 million compared with financing activities that used cash of $1.4 million in 2012. During the first three months of 2013, we provided cash of $18.9 million in short term loan and notes and 18.7 million from proceeds from related parties.  We used cash of $10.0 million in repayment of notes and short term borrowings and $10.0 for repayment of related party borrowings.  Restricted cash changed by $4.2 million for the three months ended March 31, 2013.

The Company had cash of $1.2 million at March 31, 2013 as compared to $1.7 million at December 31, 2012. The Company had working capital deficits of $53.1 million and $54.3 million for the periods ended March 31, 2013 and December 31, 2012 respectively.

In the event that we require additional liquidity, one of our shareholders, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through May 2014.

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company.  The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646.  The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966.  The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Zebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.  The Company has discontinued the sale of the Zebra vehicles after these 2008 models.  The 2008 Zebra vehicles were manufactured by a company called, Fula, based in Shandong Province, China, that ZAP had imported from.

The complaint seeks relief, which amount other things, would impose penalties of $6000 to $7000 for each violation.  Because the total amount of the penalties would exceed the maximum civil penalties for the series of alleged violations, the complaint seeks to impose the statutory maximum of $17,350,000 in civil penalties.

The Company will respond to the complaint after appropriate consultation with its legal counsel.  This legal proceeding is subject to many uncertainties, and the outcome of this complaint is not predictable with assurance.  The extent of our financial exposure to this matter is difficult to estimate at this time.  However, the negative outcome of this complaint could adversely affect the Company’s liquidity and resources.

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

Item 4.  Controls and Procedures

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. The Company is considering utilizing outside accounting experts to assist us in accounting for future complex transactions.

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

 Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

   PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company.  The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646.  The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966.  The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Zebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.  The Company has discontinued the sale of the Zebra vehicles after these 2008 models.  The 2008 Zebra vehicles were manufactured by a company called, Fula, based in Shandong Province, China, that ZAP had imported from.

The complaint seeks relief, which amount other things, would impose penalties of $6000 to $7000 for each violation.  Because the total amount of the penalties would exceed the maximum civil penalties for the series of alleged violations, the complaint seeks to impose the statutory maximum of $17,350,000 in civil penalties.

The Company will respond to the complaint after appropriate consultation with its legal counsel.  This legal proceeding is subject to many uncertainties, and the outcome of this complaint is not predictable with assurance.  The extent of our financial exposure to this matter is difficult to estimate at this time.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2012.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  We could be facing fines from the Department of Justice for non compliance in the repurchase of the MY 2008 ZEBRA sedans and PKs.  These fines could total as much as $17,350,000.

Item 1B. Unresolved Staff Comments

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine safety disclosure

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(b) Exhibits.

Exhibit Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Dated: May 15, 2013	By:	/s/ Alex Wang
Name: Alex Wang
Title: Co-Chief Executive Officer (Co-Principal Executive Officer).

Dated: May 15, 2013	By:	/s/ Charles Schillings
Name: Charles Schillings
Title: Co-Chief Executive Officer (Co-Principal Executive Officer).

Dated: May 15, 2013	By:	/s/ Benjamin Zhu
Name: Benjamin Zhu
Title: Chief Financial Officer (Principal Financial Officer)