Form 10-Q
period 2013-06-30
ZAP
filed 2013-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Yes  ☐   No  ☒

As of August 14, 2013 there were 302,518,002 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2013	2012

Current assets:

Cash and cash equivalents	$2,045	$1,656
Restricted Cash	15,451	11,763
Notes receivable	217	947
Restricted Notes receivable	-	678
Accounts receivable	7,171	5,736
Inventories, net	9,385	11,152
Prepaid expenses and other current assets	437	502
Total current assets	34,706	32,434

Property, plant and equipment, net	52,125	53,357
Land use rights, net	9,866	9,767
Other assets:
Investment in joint ventures	334	898
Distribution fees for Jonway Products and
Better Worlds Products	10,559	11,279
Intangible assets, net	4,457	4,571
Goodwill	324	324
Due from related party	4,429	3,093
Deposits and other assets	273	241
Total other assets	20,376	20,406
Total assets	$117,073	$115,964

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2013	2012

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$13,744	$8,754
Senior convertible debt	-	19,693
Accounts payable	20,836	22,386
Accrued liabilities	8,250	8,549
Notes payable	21,842	18,513
Advances from customers	3,153	3,782
Taxes payable	1,313	850
Due to related party	4,380	1,159
Other payables	2,686	3,102
Total current liabilities	76,204	86,788

Long term liabilities:
Senior convertible debt	20,486	0
Warranty costs	763	229
Total liabilities	97,453	87,017

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
302,518,002 and 302,448,325 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	230,097	229,785
Accumulated other comprehensive income	1,527	1,190
Accumulated deficit	(224,464)	(217,421)
Total ZAP shareholders’ equity	7,160	13,554
Non-controlling interest	12,460	15,393
Total equity	19,620	28,947
Total liabilities and equity	$117,073	$115,964

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012

Net sales	$12,268	$12,705	$26,633	$24,886
Cost of goods sold	(13,323)	(11,675)	(26,938)	(23,154)
Gross profit	(1,055)	1,030	(305)	1,732

Operating expenses:
Sales and marketing	2,087	3,469	3,520	5,581
General and administrative	2,543	2,805	4,519	5,296
Research and development	159	814	309	1,093
Total operating expenses	4,789	7,088	8,348	11,970

Loss from operations	(5,844)	(6,058)	(8,653)	(10,238)

Other income (expense):
Interest expense, net	(803)	(957)	(1,625)	(1,443)
Loss from equity in joint venture	(89)	(152)	(574)	(273)
Other Income	340	231	528	468
Total income (expense)	(552)	(878)	(1,671)	(1,248)
Loss before income taxes	(6,396)	(6,936)	(10,324)	(11,486)
Income tax benefit	12	92	25	130
Net Loss	$(6,384)	$(6,844)	$(10,299)	$(11,356)
Less: loss attributable to non-controlling interest	2,099	2,282	3,254	3,355
Net loss attributable to ZAP’s common shareholders	$(4,285)	$(4,562)	$(7,045)	$(8,001)

Net Loss	(6,384)	(6,844)	(10,299)	(11,356)
Other Comprehensive income / (Loss)
Foreign currency translation adjustments	454	34	660	(153)
Net unrealized loss on available for sale securities	-	(67)	-	(541)
Other comprehensive income/(loss)	454	(33)	660	(694)
Total comprehensive income (loss)	(5,930)	(6,877)	(9,639)	(12,050)
Less : Comprehensive loss attributable to non- controlling interest	1,877	2,263	2,931	3,428
Comprehensive loss attributable to ZAP’s common shareholders	$(4,053)	$(4,614)	$(6,708)	$(8,622)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	302,518	298,127	302,518	298,891

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations of the company and its consolidated subsidiaries	$(10,299)	$(11,356)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	312	1,588
Depreciation and amortization	3,284	2,526
Amortization of Distribution fees	720	1,079
Inventory Reserve	493	47
Provision for doubtful accounts	10	50
Loss from joint venture and other investments	576	273
Loss on disposal of equipment	-	10
Deferred tax benefit	(27)	(130)
Amortization of debt discount	793	410
Changes in assets and liabilities: (net of acquisition )
Accounts receivable	(1,337)	(44)
Notes Receivable	1,442	335
Inventories	1,495	(5,145)
Prepaid expenses and other assets	110	(466)
Due from related parties	2,178	(2,242)
Other Receivables	(38)	-
Accounts payable	(1,961)	4,653
Accrued liabilities	167	(93)
Taxes Payable	393	(557)
Advances from customers	(721)	(269)
Other payables	(554)	89

Net cash used for operating activities	(2,964)	(9,242)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(855)	(1,003)
Net cash flows used in investing activities:	(855)	(1,003)

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,999	18,203
Proceeds from short term borrowing	7,596	3,051
Change in restricted cash	(3,444)	(7,030)
Repayments to related parties	-	(1,886)
Repayments of notes payable	(20,054)	(2,589)
Payments on short term debt	(2,786)	(4,842)
Net cash provided by (used in) financing activities	4,311	4,907
Effect of exchange rate changes on cash and cash equivalents	(103)	(22)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	389	(5,360)
CASH AND CASH EQUIVALENTS, beginning of period	1,656	5,859
CASH AND CASH EQUIVALENTS, end of period	$2,045	$499

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$804	$812
Cash paid during period for taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Our target is to deliver the EV A380 SUV and EV minivan in the second half of 2013, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,510 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In the meantime, Jonway auto established its two wholly-owned subsidiaries, namely, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico. These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

 BASIS OF PRESENTATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the three and six months ended June 30, 2013 and 2012 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 and 2012 may not be indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013 (our “10-K”).

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

In May 2012, we were approved up to an aggregate of $ 24.3 million of a credit line with the credit exposure of $7.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The annual interest rate is 6.0%, and the loans are due in November 2013. We have also drawn $5.8 million in the form of notes payable as of June 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in September, October and November 2013.  As of June 30, 2013, the total credit exposure of $7.3 million has been fully used. The credit exposure expires in November 2013.

In December 2012, we were approved up to an aggregate of $4.0 million on a credit line with the credit exposure of $4.0 million from Taizhou Bank. This credit line was guaranteed by related parties. As of June 30, 2013, the total outstanding loan under this credit line was $1.6 million which were drawdown in January, February and June 2013 with annual interest rates from 5.92% to 8.53%. The loans are due in July and December 2013. A credit exposure of $2.0 million was used in the form of notes payable of $4.5 million with restricted cash of $2.5 million deposited with the bank. As of June 30, 2013, the remaining credit exposure was $0.4 million. The credit exposure expires in December 2013.

 In December 2012, we were approved up to an aggregate of $9.1 million of a credit line with the credit exposure of $4.5 million from Everbright Bank. As of June 30, 2013, $9.0 million was drawn down as notes payable with restricted cash of $4.5 million deposited with the bank.  As of June 30, 2013, this credit exposure has been fully used. The credit exposure expires in December 2013.

We were also approved up to an aggregate of $4.8 million on a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. By June 30, 2013, the total outstanding loan under this credit line was $4.8 million which was drawdown in February and June 2013, with an annual interest rate is 5.57%. The loans are due in August 2013 through 2014. We have also drawn $2.4 million in the form of notes payable as of June 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes were due in July 2013. The credit line expires in December 2013.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through May 20, 2014 in the event that we require additional liquidity. In addition, CEVC convertible note which was due August 2013 has been extended to August 2014.

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

On May 6, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company.  The Company has discontinued the sale of the Xebra vehicles after these 2008 models.  The 2008 Xebra vehicles were manufactured by a company called, Fula, based in Shandong Province, China, that ZAP had imported from.

As previously disclosed in the Company’s quarterly report on Form 10-Q filed May 15, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company. The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646. The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966. The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Xebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.

ZAP and the United States have reached a settlement of all matters arising out of the facts alleged in the complaint.  The settlement is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP has agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company has mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.

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

	For the Year ended December 31,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013	2012

Balance Sheet items, except for share capital, additional paid in capital and retained earnings (US$/RMB)	$6.3090	$6.1807	$6.3197	$6.1807	$6.3197

Amounts included in the statements of operations and cash flow statements (US$/RMB)	$6.3079	$6.1807	$6.3101	$6.1807	$6.3255

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

The Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are measured at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flow. Assets measured at fair value on a nonrecurring basis for the period ended June 30, 2013 are summarized below (in thousands):

		June 30, 2013
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

The Company believes the reported carrying amounts of its current assets and current liabilities approximate fair value, based upon the short-term nature of these accounts. The fair value of the Company’s investment in joint ventures, receivable from related parties and its convertible long-term debt are impracticable to determine.

Accounts Receivable and Notes Receivable

Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit-related losses to date.   The allowance for doubtful accounts was $222,000 and $201,000 at June 30, 2013 and December 31, 2012, respectively

Inventories

Most of the inventory on the balance sheet consisting of $9.0 million (net value) is in Jonway Auto in China, ZAP’s Inventories of approximately half a million out of the total consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lesser of lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

As of June 30, 2013, ZAP has reserved $789,542 of its vehicle inventory that is held by former Co-CEO and current ZAP Director, Steve Schneider on the River Road property that was being leased by ZAP from Mr., Schneider. Mr. Schneider took this inventory without ZAP authorization before and after an illegal and failed attempt to take control of ZAP.  He refuses to release the inventory. During the attempted takeover, $116,090 was diverted to a bank account set up by a former employee and board directors, Mark Abdou and Alex Wang.  To date, we have recovered $22,770 of these diverted funds.  The balance of $93,320 has not been recovered.

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

Long-lived assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. There are no impairment losses of long-lived assets for the periods ended June 30, 2013 and $2.6 million of impairment loss for the year ended December 31, 2012, respectively.

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

In April 2013 the FASB has issued Accounting Standards Update (ASU) No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date.  ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among it co-obligors and any additional amount the reporting entity expects to pay on behalf of it co-obligors.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results from operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, A Similar Tax Loss, or a Tax Credit Carry forward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss Carr forward, a similar tax loss, or a tax credit carry forward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carry forwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

NOTE 3– INVENTORIES, NET

Inventories are summarized as follows (in thousands):

Inventory
	June 30, 2013	December 31, 2012

Work in Process	$2,183	$2,155
Parts and supplies	3,981	4,178
Finished goods	6,134	7,144
	12,298	13,477
Less - inventory reserve	(2,913)	(2,325)
Inventories, net	$9,385	$11,152

 Changes in the Company’s inventory reserve are as follows (in thousands):

Provision
	June 30, 2013	December 31, 2012
Balance opening period	$2,325	$1,577
Current provision for Jonway Auto	415	-
Current provision for inventory ZAP-net	173	748
Balance end of period	$2,913	$2,325

NOTE 4 - Property, plant and equipment, net

Property, plant and equipment, are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012

Buildings and improvements	$20,816	$20,725
Machinery and equipment	49,543	48,081
Office furniture and equipment	510	499
Leasehold improvements	37	37
Vehicles	898	872
	71,804	70,214
Less: accumulated depreciation
and amortization	(19,679)	(16,857)
	$52,125	$53,357

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

	June 30, 2013	December 31, 2012

Land use right	$10,658	$10,558
Software	108	97
	10,766	10,655
Less: accumulated amortization	(786)	(657)
Less: accumulated Translation Adjustments	(114)	(231)
	$9,866	$9,767

As of June 30, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year	Amortization Expense
2013	$129
2014	242
2015	242
2016	242
2017	242
Thereafter	8,769
$9,866

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $1.5 million and $1.2 million for the three months, $3.1 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

 The goodwill and intangible assets at June 30, 2013 and 2012 are summarized as follows (in thousands):

		Net Book	Amortization and accumulated translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the six months ended	Value
	(In Years)	December 31, 2012	June 30, 2013	June 30, 2013
Patents and Trademarks	7	$52	$(11)	$41
Customer Relationships	8.5	600	(34)	566
Developed Technology	7	1,567	(119)	1,448
In Process Technology	(a)	183	4	187
Trade name	(a)	2,169	46	2,215
Intangibles		$4,571	$(114)	$4,457

Goodwill		$324	$-	$324

(a) The in process technology and trade name have been determined to have an indefinite life.

Amortization expense was approximately$108,000 and $216,000 for the three and six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year ended December 31,	Amortization Expense
2013	$212
2014	424
2015	407
2016	402
2017	402
Thereafter	208
$2,055

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements are presented below (in thousands):

	June 30, 2013	December 31, 2012

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(6,001)	(5,281)
	$10,559	$11,279

Amortization expense related to these distribution agreements for the three months ended June 30, 2013 and 2012 were $360,000 and $560,000, respectively.  Amortization expense related to these distribution agreements for the six months ended June 30, 2013 and 2012 were $720,000 and $1.1 million, respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense, as follows (in thousands):

Year ended December 31,
2013	$720
2014	1,440
2015	1,440
2016	1,440
2017	1,440
Thereafter	4,079
Total	$10,559

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

The carrying amount of the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	(123)	(280)	(403)
CTA	6	5	11
Balance as of December 31, 2012	$437	$461	$898
Less: Investment loss	(103)	(461)	(564)
Balance as of June 30, 2013	$334	$--	$334

The Company recorded a loss of $103,000 and $136,000 in ZAP Hangzhou for the six months ended June 30, 2013 and 2012, respectively. The Company recorded a loss of $83,000 and $85,000 in ZAP Hangzhou for the three months ended June 30, 2013 and 2012, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $461,000 in Shanghai Zapple for the six months ended June 30, 2013. These losses relate to investment in non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows: (in thousands)

	June 30, 2013	December 31, 2012
Shanghai Zapple
Total assets	$--	$1,472
Total liabilities	--	867
Revenue	--	-
Hangzhou ZAP
Total assets	1,300	1,682
Total liabilities	16	118
Revenue	$81	$922

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In March, 2012, Jonway was approved up to an aggregate of $0.8 million of credit line from a Sanmen local Bank. As of December 31, 2012, this credit line was fully used.  The credit line was repaid and expired in March 2013.

In May 2012, we were approved up to an aggregate of $ 24.3 million of a credit line with the credit exposure of $7.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The annual interest rate is 6.0%, and the loans are due in November 2013. We have also drawn $5.8 million in the form of notes payable as of June 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in September, October and November 2013.  As of June 30, 2013, the total credit exposure of $7.3 million has been fully used. The credit exposure expires in November 2013.

In December 2012, we were approved up to an aggregate of $4.0 million on a credit line with the credit exposure of $4.0 million from Taizhou Bank. This credit line was guaranteed by related parties. As of June 30, 2013, the total outstanding loan under this credit line was $1.6 million which were drawdown in January, February and June 2013 with an annual interest rates from 5.92% to 8.53%. The loans are due in July and December 2013. A credit exposure of $2.0 million was used in the form of notes payable of $4.5 million with restricted cash of $2.5 million deposited with the bank. As of June 30, 2013, the remaining credit exposure was $0.4 million. The credit exposure expires in December 2013.

 In December 2012, we were approved up to an aggregate of $9.1 million of a credit line with the credit exposure of $4.5 million from Everbright Bank. As of June 30, 2013, $9.0 million was drawn down as notes payable with restricted cash of $4.5 million deposited with the bank.  As of June 30, 2013, this credit exposure has been fully used. The credit exposure expires in December 2013.

We were also approved up to an aggregate of $4.8 million on a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. By June 30, 2013, the total outstanding loan under this credit line was $4.8 million which were drawdown in February and June 2013, with an annual interest rate of 5.57%. The loans are due in August 2013 through 2014. We have also drawn $2.4 million in the form of notes payable as of June 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in July 2013. The credit line expires in December 2013.

 Short term debt

Under the above mentioned credit line with credit exposure of $7.3 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately $1.6 million which was drawn down on May 25, 2012. The annual interest rate is 8.05% and was repaid in December, 2012. In November 2012, Jonway borrowed another one year short-term loan in the aggregate amount of approximately $7.3 million from CITIC under the credit line. The annual interest rate is 6.60%, and expires in November 2013.  The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right and a building at a total carrying amount of $5.8 million as of June 30, 2013 has been pledged as security for this loan.

In December 2012, Jonway entered into two short-term loans with Taizhou Bank for the aggregating amount of $1.6 million. The annual interest rates are 8.06% and 8.46% respectively, and the loans are due in February and June 2013, respectively. The loans are guaranteed by Jonway Group, shareholder Huaiyi Wang and his two families as well as restricted cash of $0.1 million   In February 2013; $0.8 million was renewed and expires in July 2013. In June 2013, $0.8 million was renewed and expires in December 2013

In January and February, 2013, Jonway borrowed $1.4 million and $3.4 million, respectively, from Industrial and Commercial Bank of China (ICBC). $1.4 million expires in January 2014 and $3.4 million expires at various dates during 2013 from May 2013 through December 31, 2013. In May 2013, $1.1 million was renewed and expires in June 2014. The annual interest rate is 6.90%. The loans are guaranteed by shareholders Alex Wang and Huaiyi Wang, with collateral pledged by land use right and buildings at a carrying amount of approximately $3.3 million.

The weighted average annual interest rate was 7.11% and 7.77% for the three and six months ended June 30, 2013 and 2012 respectively.

	June 30, 2013	December 31, 2012
Loan from CITIC bank	$7,280	$7,333
Loan from ICBC	4,854	--
Loan from Taizhou Bank	1,610	1,585
Loan from Pay-Ins Prem	-	36
	$13,744	$8,754

Bank Acceptance Notes

As of June 30, 2013, the Company has bank acceptance notes payable in the amount of $21.8 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of June 30, 2013, the restricted cash for the notes was $15.3 million.

	June 30, 2013	December 31, 2012
a) Bank acceptance notes payable to China Everbright bank	$9,061	$6,334
b) Bank acceptance notes payable to Taizhou bank	4,530	4,627
c) Bank acceptance notes payable to CITIC bank	5,824	5,608
d) Bank acceptance notes payable to ICBC	2,427	--
e) Bank acceptance notes payable to Yinzuo bank	--	1,268
f) Bank acceptance notes payable to Shanghai Pudong development bank	--	677
	$21,842	$18,513

a.
Notes payable to China Everbright bank have various maturity dates from July, 2013 to December 2013. The notes payable are guaranteed by land use right and a building at a total carrying value of $1.5 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

b.
Notes payable to Taizhou bank have various maturity dates from July 2013 to October, 2013. The Company is required to maintain cash deposits at 50% or 100% of the notes payable with the bank, in order to ensure future credit availability.

c.
Notes payable to CITIC bank have various maturity dates from September, 2013 to November, 2013. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

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

f.
On March 13, 2012 the Company and Shanghai Pudong Development Bank signed bank acceptance note agreement for $676,811. This bank note facility was issued to Jonway Auto’s suppliers and secured by a letter of credit, valued at $676,811, of which Jonway Auto was a beneficiary. The bank acceptance notes expired on March 13, 2013.

In July and August, 2013, approximately $9.3 million of notes payable matured. and approximately $7.3 million of notes payable were issued.  The new notes payable will be due in January and February 2014.  The Company is required to maintain cash deposits at 50% or 100% of the notes payable with the bank.

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC and accrues no interest with this new extension. On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2013.  The note accrues interest at a rate per annum of 8% effective from February 12, 2012.

The note is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted.,

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded. During 2011, a total of $16.9 million in amortization was recorded and charged to interest expense and the remaining balance of $2.1 million of the discount was offset against the Company’s equity account due to the note extension to August 12, 2013.  This convertible note has been extended until August 12, 2014.

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

-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	28,691	$0.44	5.0	--
Options granted under the plan	--			--
Options forfeited and expired	--			--
Options exercisable and Outstanding at June 30, 2013	28,691	$0.44	4.5	--

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2013 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at June 30, 2013.

As of June 30, 2013, total compensation cost of unvested employee stock options is $312,000.  This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three and six months ended June 30, 2013, as we have cumulative operating losses.

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

The performance of each segment is measured based on its profit or loss from operations to ZAP before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	Total

For the three months ended June 30, 2013 :
Net sales	$11,983	$264	$--	$21	$12,268
Gross profit (loss)	$(995)	$17	$--	$(77)	$(1,055)
Depreciation and amortization	$1,743	$296	$--	$--	$2,039
Net profit (loss)	$(4,283)	$(1,851)	$(174)	$(76)	$(6,384)
Total assets	$95,106	$21,704	$--	$263	$117,073

For the three months ended June 30, 2012
Net sales	$12,381	$272	$42	$10	$12,705
Gross profit (loss)	$899	$45	$33	$53	$1,030
Depreciation and amortization	$742	$547	$2	$7	$1,298
Net loss	$(4,651)	$(2,077)	$(94)	$(22)	$(6,844)
Total assets	$81,906	$44,222	$631	$319	$127,078

For the six months ended June 30, 2013 :
Net sales	$26,218	$387	$-	$28	$26,633
Gross profit (loss)	$(346)	$67	$-	$(26)	$(305)
Depreciation and amortization	$2,690	$1,313	$-	$1	$4,004
Net profit (loss)	$(6,641)	$(3,456)	$(174)	$(28)	$(10,299)
Total assets	$95,106	$21,704	$-	$263	$117,073

For the six months ended June 30, 2012
Net sales	$24,370	$386	$114	$16	$24,886
Gross profit (loss)	$1,622	$73	$40	$(3)	$1,732
Depreciation and amortization	$2,494	$1,093	$4	$14	$3,605
Net loss	$(6,842)	$(4,196)	$(128)	$(190)	$(11,356)
Total assets	$81,906	$44,222	$631	$319	$127,078

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 98% of our revenues for the three and six months ended June 30, 2013 respectively are from sales in China. Jonway Auto distributes its products to an established network of over 50 factory level dealers in China with some contributing more than 10% of our consolidated revenue

NOTE 11– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	June 30, 2013	December 31, 2012
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$4,301	$3,093
ZAP Hangzhou	128	-
Total	$4,429	$3,093

Amount due to related parties are follows:
	June 30, 2013	December 31, 2012
Jonway Group	$3,203	$122
Jonway Motor Cycle	261	181
Taizhou Huadu	603	431
Shanghai Zapple	--	36
ZAP Hangzhou	--	147
Betterworld	165	152
Cathaya Capital	148	90
Total	$4,380	$1,159

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of June 30, 2013, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the six months ended June 30, 2013 and 2012, Jonway made purchases from Jonway Group of $671,000 and $766,000. For the three months ended June 30, 2013 and 2012, Jonway made purchases from Jonway Group of 355,000 and $429,999.

Jonway Agreement with Zhejiang UFO

                 Based on a contract by and among Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following historical rates:

The first 3,000 vehicles	$44 per vehicle

Vehicles from 3,001 to 5,000	$30 per vehicle

Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO. Jonway has obligation to pay such fees based on the number of SUVs assembled by Zhejiang UFO.

Other Related Party Transactions

For the six months ended June 30, 2013 and 2012, Jonway purchased spare parts at the amount of $725,000 and $672,000 from Taizhou Huadu, respectively.  For the three months ended June 30, 2013 and 2012, Jonway purchased spare parts at the amount of $484,000 and $473,000 from Taihou Huadu.

NOTE 12-INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

 US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three months ended June 30, 2013 and 2012 was 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

PRC

            Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provisions for income taxes have been made as the Company has no taxable income for the periods.  $14,000 and $27,000 of tax benefits were recognized due to the change in the deferred tax assets in the three and six months ended June 30, 2013, respectively.

Loss before income taxes consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

US	$(2,099)	$(2,193)	$(3,656)	$(4,514)
PRC	(4,297)	(4,743)	(6,668)	(6,972)
	$(6,396)	$(6,936)	$(10,324)	$(11,486)
Benefit of income taxes consisted of

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013	2012	2013	2012

Current provision
US	$(2)	$-	$(2)	$-
PRC	-	-	-	-
Total Current	$(2)	$-	$(2)	$-

Deferred Benefit
US	$-	$-	$-	$-
PRC	14	92	27	130
Total Deferred benefit	14	92	27	130
Total benefit for income taxes	$12	$92	$25	$130

NOTE 13– LITIGATION

1.             On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou, Steven Schneider and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortuous misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  Wang was eventually dismissed from the lawsuit.  The Cross-Complaint also asserts the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due there under; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortuous interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortuous interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

On March 22, 2013, Plaintiffs/Cross-Defendants’ Cathaya and Lu filed a Demurrer to the Cross-Complaint, which is set for hearing on June 27, 2013.  ZAP also filed a Demurrer.  In response to these two Demurrers, on June 25, 2013, Abdou and Schneider filed an Amended Cross-Complaint.  The allegations in the Amended Cross-Complaint remain substantially the same as those set forth above.

On July 30, 2013, ZAP and Plaintiffs/Cross-Defendants’ Cathaya and Lu filed separate Demurrers to the Cross-Complaint, both of which are set for hearing on September 23, 2013.

ZAP intends to vigorously defend the Amended Cross-Complaint and to file a Cross-Complaint against Schneider and Abdou, and possibly others (except for Wang).

2.             Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,

Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There has been no activity in the case that we are aware of in the past several months.

3.             Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 2011, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

4              Long v. ZAP, et al., Case No. SW-250380, filed in the Superior Court of the State of California, County of Sonoma on September 20, 201 1. The Complaint alleges causes of action for injunctive relief and damages for breach of contract, breach of the implied covenant of good faith and fair dealing, failure to pay wages, wrongful termination, fraud, defamation, and illegal recording in violation of privacy rights. Included as defendants are ZAP, Jonway, Steve Schneider, William Hartman, and Priscilla Lu. The Company entered into a settlement agreement with the plaintiff in early September, 2012 and made an installment payment on September 21, 2012.  The case against the Company was settled in December, 2012.  The suit against individual defendants, Schneider, Hartman, and Lu is on-going.

5              Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Liuzhou Wuling

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

6.             Susan Sher v. ZAP, Case No. SCV-253158, filed on February 1, 2013, in the Superior Court of California, County of Sonoma. The Complaint alleges causes of action for breach of implied warranty and reimbursement under the California "Lemon Law" statutes. The Complaint contains allegations that ZAP failed to repair a 2008 Xebra purchased by plaintiff in violation of the statutes and an implied warranty of merchantability. This case was settled on May 29, 2013.

7.             A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 under which ZAP, through its legal counsel shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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

 The Company has accrued for estimated expenses related to above claims.

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  Maximum potential payments under guarantees total $6.8 million at June 30, 2013. The guarantee expires in November 2013. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 15 – SUBSEQUENT EVENTS

In July and August 2013, the company repaid $0.8 million of short term loans to Taizhou Bank and $1.1 million to ICBC.  In the same period, the company obtained $1.3 million short term loans at and interest rate of 7.05% and 7.41% from Taizhou Bank.  The loans are guaranteed by related party and will be due in January and February 2014.

In July and August 2013, approximately $9.3 million of notes payable matured and approximately $7.3 million of notes payable were issued. The new notes payable will be due in January and February 2014.

               Effective August 6, 2013, Benjamin Zhu, for personal reasons, resigned as the Company’s Corporate Secretary and its Chief Financial Officer. The Company has appointed Chi Kwong Fung as the Company’s new Finance Director and interim Chief Financial Officer pending the Company’s hiring of a Chief Financial Officer. Mr. Fung most recently served as Senior Finance Manager for SF Express (Group) Co. Limited. He served as Financial Controller for Carlo Castello Management & Accounting Services Ltd. For thirteen years, Mr. Fung was the Finance Manager for T.G. Battery Co. (Hong Kong) Limited. Mr. Fung has had extensive years managing the finances of the factories of T.G. Battery Co., a joint venture of Toshiba and a Singapore listed company.  At this company, he managed the finances of five production plants. He holds a CPA, a MBA from Henley College in the UK, and a Masters in Law from Hong Kong University in Corporate and Finance Law

Charles Schillings, the Company’s Co-Chief Executive Officer, has been appointed as Corporate Secretary.

On August 7, 2013, the 2013 annual meeting of shareholders was held at the San Francisco Airport Marriott Waterfront, 1800 Old Bayshore Highway, Burlingame, CA. According to the 2013 annual meeting of the shareholders, the following individuals were elected as directors to serve until the next annual meeting of shareholders or until their respective successors have been duly qualified and elected:

Priscilla M. Lu
Goman Chong
Co Tuong Nguyen
Wang Huai Yi
Wang Gang (Alex)

The CEVC convertible note has been extended to August 12, 2014.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	108.6%	91.9%	101.1%	93.0%
Operating expenses	39.0%	55.8%	31.3%	48.1%
Loss from operations	47.6%	47.7%	32.5%	41.1%
Net loss attributable to ZAP	34.9%	35.9%	26.5%	32.2%

These results of operations that have been derived from our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

              Net sales for the three months ended June 30, 2013 were $12.3 million as compared to $12.7 million for the three months ended June 30, 2012.

             Jonway Auto’s revenue for the three months ended June 30, 2013 decreased by $0.4 million from $12.4 million for the quarter ended June 30, 2012 compared to $12.0 million for the quarter ended June 30, 2013. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 2nd  quarter did not reach the expected volume (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2012 was 7.5%, which is unexpected low).

Net sales of our Advanced Technology segment increased by $11,000 from $10,000 to $21,000 for the three months ended June 30, 2013 and 2012, respectively. The increase is primarily due to sales of inventory that we discontinued and liquidated.  This is still far below our projections due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

        Our retail car lot has been effectively closed.  We are discontinuing this business segment.  We had no sales from this segment in 2013 as compared to $42,000 in sales for the three months ended June 30, 2012. We have closed the retail car lot and are currently settling our assets and inventory with Mr. Schneider, who is illegally holding these assets until his claims are settled.

                 In our Consumer Product segment, sales decreased $8,000, from $272,000 to $264,000 for the three months ended June 30, 2013 and 2012 respectively.  The steady sales volume is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

             Gross profit decreased by $2.1 million from a gross profit of $1.0 million for the three months ended June 30, 2012 to a gross loss of $1.1 million for the three months ended June 30, 2013.  Our margins declined from 8.1% to a negative 8.6%.

       Jonway Auto’s gross profit decreased by $1.9 million from a gross profit of $899,000 in the second quarter of 2012 to a gross loss of $995,000 for the second quarter ended June 30, 2013. The decrease was primarily due to a new price reduction program for the existing SUV models, which resulted in lower gross profit contributions in the three months ended June 30, 2013, while the Company launched upgraded models.  In order to deal with increasing competition in the SUV market in China, Jonway Auto initiated its price reduction program to end users throughout the three months ended June 30, 2013.

       Advanced Technology vehicles gross profit decreased $130,000 from a gross profit of $53,000 for the three months ended June 30, 2012 to a gross loss of $77,000 for the three months ended June 30, 2013.  The decrease was primarily due to selling vehicles at lower that cost to generate cash flow on obsolete inventory.

                 Our retail car lot gross profits decreased by $33,000 from $33,000 for the three months ended June 30, 2012 to $0 for the three months ended June 30, 2013. We have closed the retail car lot.

               The Consumer Products segment experienced a decrease in gross profit of $28,000 from a gross profit of $45,000 in the three months ended June 30, 2012 to $17,000 in the three months ended June 30, 2013. The decrease was due to reduced selling prices to generate cash flows on obsolete inventory.

Sales and marketing expenses decreased $1.4 million from $3.5 million for the three months ended June 30, 2012, to $2.1 million for the three months ended June 30, 2013.  As a percentage of sales the expense decreased from 27.3% for the three months ended June 30, 2012 to 17% for the three months ended June 30, 2013 due to an overall decrease in sales and marketing expenses.

General and administrative expenses decreased by $0.3 million from $2.8 million for the three months ended June 30, 2012 to $2.5 million for the three months ended June 30, 2013. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and (ii) less professional fees in 2013. The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

              Research and development expenses decreased by $655,000 from $814,000 for the three months ended June 30, 2012 to $ 159,000 for the three months ended June 30, 2013. The decrease was primarily due to fewer projects scheduled for the second quarter of 2013. In the prior year’s quarter ended June 30, 2012, we incurred Research and Development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

               Interest expense decreased by $154,000 from $957,000 in second quarter 2012 to $803,000 in the second quarter of 2013. In 2013, the amortization of the previous year’s discount on the convertible debt was significantly higher and we are incurring interest on our notes and short term borrowings.

               Other income increased by $109,000 from $231,000 for the three months ended June 30, 2012 to $340,000 for the three months ended June 30, 2013. This amount mainly represents an increase in the sales of metal scrap and an increase of interest income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

              Net sales increased by $1.7 million from $24.9 million for the six months ended June 30, 2012 to $26.6 million in June 30, 2013.

               Jonway auto’s revenue for the six months ended June 30, 2013 increased by $1.8 million from $24.4 million for the six months ended June 30, 2012 to $26.2 million for the six months ended June 30, 2013. The sales volume decreased due to  the following factors: (i) :more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Jonway ‘s upgraded A380 did not  launch into market in time to compete with these competitors (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the 1st half of 2013 (the GDP increase rate for this 1st half of 2013 compared to same period in 2012 was 7.6%, which is the lowest level in the past three years).

  Sales in the Advanced Technology segment increased by $12,000 from $16,000 in 2012 to $28,000 in 2013 for the six months ended June 30.  We sold discontinued models and obsolete stock to generate cash flows.

We experienced no increase in sales of consumer products comparing the first six months of 2012 to the first six months of 2013.

Our retail car lot experienced a decrease in sales of $115,000 from $115,000 in 2012 to $0 in 2013. The decrease was due to us closing the retail car lot.

Gross profit decreased by $2.0 million from $1.7 million for the Six Months ended June 30, 2012 to a gross loss of $0.3 million for the six months ended June 30, 2013.  The decrease in gross profit in the six months ended June 30, 2013 principally related to the lower profits on the manufacturing of Jonway Auto’s vehicles.

Jonway auto’s gross profit decreased by $1.9 million from $1.6 million for the first six months of 2012 to a gross loss of $0.3 million for the six months ended June 30, 2013. The decrease was primarily due to a new price reduction program to its existing models while the upgraded models with higher gross profit were not launched into market in the six months ended June 30, 2013.  In order to deal with the increasing competition in SUV market in China, Jonway auto initiated its price reduction program to end users throughout the first six months of 2013. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

In our Advanced Technology segment our gross profit decreased by $23,000 from a gross loss of $3,000 for the six months ended June 30, 2012 to a gross loss of $ 26,000 for the six months ended June 30, 2013.  The decrease was due to selling obsolete and discontinued models at lower that cost to generate cash flows.

In our Consumer Products segment we experienced a slight decrease of $6,000 in gross profits from a gross profit of $73,000 in 2012 to a gross profit of $67,000 in 2013. The decrease was due to the increase in costs of or Zappy pro flex that we did not pass on to our customers until the 3rd Quarter 2013.

            Gross profits in our retail car lot decreased by $40,000 from $40,000 for the Six Months ended June 30, 2012 to $0 for the Six Months ended June 30, 2013. We have closed this segment of our business.

            Sales and marketing expenses in the first Six Months of 2013 decreased by $2.1 million from $5.6 million in 2012 to $3.5 million in 2013.  As a percentage of sales the expense decreased from 22.4% for the six months ended June 30, 2012 to 13.2% for the six months ended June 30, 2013.  The lower sales and marketing expenses for the six months ended June 30, 2013 were contributed by the savings in advertisement expenses due to the termination of one major contract. The company has been continuously trying to save the expenditure since early 2012

               General and administrative expenses for the Six Months ended June 30, 2013 decreased by approximately $0.8 million, from $5.3 million in 2012 to $4.5 million in 2013. The decrease was due to the following: The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and fewer professional fees in 2013.  The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

            Research and development expenses decreased by $0.8 million from $1.1 million in 2012 to $0.3 million in 2013. The decrease was the result of fewer projects scheduled for the first six months of 2013.

                   Interest expense, net increased by $0.2 million from an interest expense of $1.4 million for the first Six Months of 2012 to interest expense of $1.6 million in the Six Months ended June 30, 2013.The increase was due to increased borrowings in China.

Other income (expense) increased $60,000 from $468,000 for the first six months of 2012 to other income of $528,000 for the first six month of 2013.  The increase was due to more sales of scrap metal by Jonway Auto.

Net loss for the six Months ended June 30, 2013 was $10.3 million loss compared to an $11.4 million loss for the six months ended June 30, 2012.

               Liquidity and Capital Resources

             In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At June 30, 2013, we believe that we will have sufficient liquidity required to conduct operations through August 15, 2014.

In January 2011, ZAP issued $19 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition.  On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a new maturity date of August 12, 2014.

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

                          In the first six months of 2013, the net cash used for operating activities was $3.0 million.  Cash used in the first six months of 2013 was comprised of the net loss incurred for the first six months of $10.3 million plus net non-cash expenses of $6.2 million and the net decrease of $1.2 million in operating assets and liabilities. In the first six months of 2012, net cash used for operating activities was $9.2 million. Cash used in the first six months of 2012 was comprised of the net loss incurred for the first six months of $11.4 million plus net non-cash expenses of $5.9 million and the net increase of $3.7 million in operating assets and liabilities

              Investing activities used cash of $0.86 million and $1.0 million in the first six months ended June 30, 2013 and 2012, respectively.  $0.86 million and $1.0 million were used for the purchases of equipment for the period ended June 30, 2013 and 2012, respectively.

              Financing activities for the first six months ended June 30, 2013 provided cash of $4.3 million compared with financing activities that provided cash of $4.9 million in 2012. During the first six months of 2013, we provided cash of $30.6 million in notes payable and  short term financing and used cash of $22.8 million for repayment short term debt and  notes payable and the change  in restricted cash of $3.4 million.

              The Company had cash of $2.0 million at June 30, 2013 as compared to $0.5 million at June 30, 2012. The Company had working capital deficits of $37.1 million and $51.3 million for the periods ended June 30, 2013 and December 31, 2012 respectively.

In the event that we require additional liquidity, one of our principal shareholders, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through August 2014.

         On May 15, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company. The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646. The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966. The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Xebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.

ZAP and the United States have reached a settlement of all matters arising out of the facts alleged in the complaint.  The settlement is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP has agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100.00 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company has mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

           As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 3.

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

 Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s first half year of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

   PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 15, 2013, the U.S. Department of Justice filed a complaint for declaratory and injunctive relief and for civil penalties against the Company. The complaint was filed in the U.S. District Court for the District of Columbia as United States v. ZAP; Civil Action No. 13-646. The action was brought under the National Traffic and Motor Vehicle Safety Act of 1966. The complaint alleges that the Company failed to develop and implement a remedy to bring its 2008 ZAP Xebra into compliance with minimum safety requirements; failed to timely and properly notify the National Highway Traffic Safety Administration (“NHTSA”) about the vehicle recalls; and was uncooperative and evasive with NHTSA.

ZAP and the United States have reached a settlement of all matters arising out of the facts alleged in the complaint.  The settlement is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP has agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100.00 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company has mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.

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

Dated: August 14, 2013	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2013	By: /s/ Charles Schillings
Name: Charles Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2013	By: /s/ Chi Kwong FUNG
Name: Chi Kwong FUNG

Title: Finance Director

(Principal Financial Officer)