Form 10-Q
period 2013-09-30
ZAP
filed 2013-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Yes  ☐   No  ☒

As of November, 14, 2013 there were 302,518,002 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2013	2012

Current assets:

Cash and cash equivalents	$570	$1,656
Restricted Cash	13,683	11,763
Notes receivable	58	947
Restricted Notes receivable	-	678
Accounts receivable	6,215	5,736
Inventories, net	8,582	11,152
Prepaid expenses and other current assets	1,305	502
Total current assets	30,413	32,434

Property, plant and equipment, net	51,558	53,357
Land use rights, net	9,866	9,767
Other assets:
Investment in joint ventures	255	898
Distribution fees for Jonway Products and
Better Worlds Products	10,199	11,279
Intangible assets, net	4,376	4,571
Goodwill	324	324
Due from related party	3,722	3,093
Deposits and other assets	205	241
Total other assets	19,081	20,406
Total assets	$110,918	$115,964

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)
	September 30,	December 31,
	2013	2012

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$15,957	$8,754
Convertible Bond	1,048	-
Senior convertible debt	20,679	19,693
Accounts payable	18,465	22,386
Accrued liabilities	7,961	8,549
Notes payable	18,726	18,513
Advances from customers	2,692	3,782
Taxes payable	1,083	850
Due to related party	3,023	1,159
Other payables	3,173	3,102
Total current liabilities	92,807	86,788

Long term liabilities:
Warranty costs	763	229
Total liabilities	93,570	87,017

Commitments and contingencies

Equity
Common stock, no par value; 800 million shares authorized;
302,518,002 and 302,448,325 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	230,975	229,785
Accumulated other comprehensive income	1,624	1,190
Accumulated deficit	(226,967)	(217,421)
Total ZAP shareholders’ equity	5,632	13,554
Non-controlling interest	11,716	15,393
Total equity	17,348	28,947
Total liabilities and equity	$110,918	$115,964

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012

Net sales	$9,929	$10,527	$36,562	$35,413
Cost of goods sold	9,316	10,578	36,254	33,732
Gross profit	613	(51)	308	1,681

Operating expenses:
Sales and marketing	1,224	2,319	4,744	7,900
General and administrative	1,849	3,402	6,368	8,698
Research and development	120	856	429	1,949
Total operating expenses	3,193	6,577	11,541	18,547

Loss from operations	(2,580)	(6,628)	(11,233)	(16,866)

Other income (expense):
Interest expense, net	(955)	(691)	(2,580)	(2,134)
Loss from equity in joint venture	(82)	(25)	(656)	(296)
Other Income	263	467	791	933
Total income (expense)	(774)	(249)	(2,445)	(1,497)
Loss before income taxes	(3,354)	(6,877)	(13,678)	(18,363)
Income tax benefit	8	14	33	144
Net Loss	$(3,346)	$(6,863)	$(13,645)	$(18,219)
Less: loss attributable to non-controlling interest	843	1,811	4,097	5,164
Net loss attributable to ZAP’s common shareholders	$(2,503)	$(5,052)	$(9,548)	$(13,055)

Net Loss	(3,346)	(6,863)	(13,645)	(18,219)
Other Comprehensive income / (Loss)
Foreign currency translation adjustments	193	25	853	(128)
Net unrealized loss on available for sale securities	-	133	-	(408)
Other comprehensive income/(loss)	193	158	853	(536)
Total comprehensive income (loss)	(3,153)	(6,705)	(12,792)	(18,755)
Less : Comprehensive loss attributable to non-controlling interest	748	1,799	3,679	5,227
Comprehensive loss attributable to ZAP’s common shareholders	$(2,405)	$(4,906)	$(9,113)	$(13,528)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	302,518	300,156	302,518	299,316

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations of the company and its consolidated subsidiaries	$(13,645)	$(18,219)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	462	2,154
Depreciation and amortization	4,970	4,084
Amortization of Distribution fees	1,080	1,620
Inventory Reserve	148	(106)
Provision for doubtful accounts	10	253
Loss from joint venture and other investments	643	293
Loss on disposal of equipment	34	13
Deferred tax benefit	(40)	(144)
Amortization of debt discount	1,063	794
Changes in assets and liabilities: (net of acquisition )
Accounts receivable	(348)	(1,169)
Notes Receivable	1,611	301
Inventories	2,707	(3,865)
Prepaid expenses and other assets	(458)	(650)
Due from related parties	1,725	(3,549)
Other Receivables	(47)	-
Accounts payable	(3,910)	5,154
Accrued liabilities	(187)	580
Taxes Payable	154	(368)
Advances from customers	(1,192)	1,040
Other payables	(751)	564
Net cash used for operating activities	(5,971)	(11,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales proceeds of property	-	79
Acquisition of property and equipment	(1,581)	(1,838)
Net cash flows used in investing activities:	(1,581)	(1,759)

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	For the Nine Months ended September 30,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	33,017	35,026
Proceeds from short term borrowing	11,858	3,141
Proceeds from Convertible Bond	1,496
Change in restricted cash	(1,603)	(9,027)
Proceeds from related parties	-	1,957
Repayments to related parties	-	(1,886)
Repayments of notes payable	(33,303)	(15,515)
Payments on short term debt	(4,889)	(6,004)
Net cash provided by financing activities	6,576	7,692
Effect of exchange rate changes on cash and cash equivalents	(110)	(5)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,086)	(5,292)
CASH AND CASH EQUIVALENTS, beginning of period	1,656	5,859
CASH AND CASH EQUIVALENTS, end of period	$570	$567

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,250	$1,117
Cash paid during period for taxes	7	-

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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

 BASIS OF PRESENTATION

The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the three and nine months ended September 30, 2013 and 2012 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou Joint Venture using the equity method of accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 and 2012 may not be indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013 (our “10-K”).

LIQUIDITY AND RESOURCES

In assessing our liquidity, we monitor and analyze our cash on-handand our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Our principal sources of liquidity consist of our existing cash on hand and bank facilities from China-based banks for Jonway Auto.

In May 2012, we were approved up to an aggregate of $ 24.3 million of a credit line with the credit exposure of $7.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The annual interest rate is 6.6%, and the loans are due in November 2013. We have also drawn $4.9 million in the form of notes payable as of September 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in October and November 2013. The loans were repaid when due in October and November 2013. As of September 30, 2013, the total credit exposure of $7.3 million has been fully used. The credit exposure expires in November 2013. Till the Form 10-Q release date, we are in the process to finalize the documents on the extension of the credit line with the bank.

In December 2012, we were approved up to an aggregate of $4.0 million on a credit line with the credit exposure of $4.0 million from Taizhou Bank. This credit line was guaranteed by related parties. As of September 30, 2013, the total credit exposure of $4 million has been fully used. The annual interest rates are 8.46% to 8.89%. The loans are due in December 2013 and February 2014. A credit exposure of $ 2.0 million was used in the form of notes payable of $4.6 million with restricted cash of $2.6 million deposited with the bank.

 In December 2012, we were approved up to an aggregate of $9.1 million of a credit line with the credit exposure of $4.5 million from Everbright Bank. As of September 30, 2013, $9.1 million was drawn down as notes payable with restricted cash of $4.5 million deposited with the bank.  As of September 30, 2013, this credit exposure has been fully used. The credit exposure expires from December 2013 to March 2014.

We were also approved up to an aggregate of $4.8 million on a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. By September 30, 2013, the total outstanding loan under this credit line was $4.8 million which were drawdown in February, June and August 2013, with an annual interest rate of 6.9%. The loans are due in October 2013 through August 2014, and have been repaid when due.We have also drawn $176,000 in the form of notes payable as of September 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in March 2014. The credit line expires in December 2013.

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

As of November 14, 2013 ZAP has received 284 refund requests of which 247 were deemed eligible

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

United States federal, state and local income tax returns prior to 2010 are not subject to examination by tax authority.

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

	For the Year ended	For the Three Months		For the Nine Months
	December 31,	Ended September 30,		Ended September 30,
	2012	2013	2012	2013	2012

Balance Sheet items, except for share capital, additional paid in capital and retained earnings (US$/RMB)	$6.3090	$6.1439	$6.3190	$6.1439	$6.3190

Amounts included in the statements of operations and cash flow statements (US$/RMB)	$6.3079	$6.1439	$6.3085	$6.1439	$6.3085

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

The Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are measured at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flow. Assets measured at fair value on a nonrecurring basis for the period ended September 30, 2013 are summarized below (in thousands):

		September 30, 2013
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

Accounts Receivable and Notes Receivable

Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The Company has not experienced significant credit-related losses to date.   The allowance for doubtful accounts was $261,000 and $201,000 at September 30, 2013 and December 31, 2012, respectively

Inventories

Most of the inventory on the balance sheet consisting of $8.3 million (net value) is in Jonway Auto in China, ZAP’s Inventories of approximately half a million out of the total consist primarily of vehicles, both gas and electric, parts and supplies, and finished goods and are carried at the lesser of lower of cost (first-in, first-out basis for ZAP and moving average basis for Jonway) or market (net realizable value or replacement cost). The Company maintains reserves for estimated excess, obsolete and damaged inventory based on projected future shipments using historical selling rates, and taking into account market conditions, inventory on-hand, purchase commitments, product development plans and life expectancy, and competitive factors. If markets for the Company’s products and corresponding demand were to decline, then additional reserves may be deemed necessary. Any changes to the Company's estimates of its reserves are reflected in cost of goods sold within the statement of operations during the period in which such changes are determined by management.

As of September 30, 2013, ZAP has reserved $856,000 of its vehicle inventory that is held by former Co-CEO and current ZAP Director, Steve Schneider on the River Road property that was being leased by ZAP from Mr., Schneider. Mr. Schneider took this inventory without ZAP authorization before and after an illegal and failed attempt to take control of ZAP.  He refuses to release the inventory. During the attempted takeover, $116,090 was diverted to a bank account set up by a former employee and board directors, Mark Abdou and Alex Wang.  To date, we have recovered $22,770 of these diverted funds.  The balance of $93,320 has not been recovered.

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

Long-lived assets

Long-lived assets are comprised of property and equipment and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. There are no impairment losses of long-lived assets for the periods ended September 30, 2013 and $2.6 million of impairment loss for the year ended December 31, 2012, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, A Similar Tax Loss, or a Tax Credit Carry forward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

                .

NOTE 3– INVENTORIES, NET

Inventories are summarized as follows (in thousands):

Inventory
	September 30, 2013	December 31, 2012

Work in Process	$2,390	$2,155
Parts and supplies	3,497	4,178
Finished goods	5,168	7,144
	11,055	13,477
Less - inventory reserve	(2,473)	(2,325)
Inventories, net	$8,582	$11,152

 Changes in the Company’s inventory reserve are as follows (in thousands):

Provision
	9 months ended September 30, 2013	Year ended 12/31/2012
Balance opening period	$2,325	$1,577
Current provision for Jonway Auto	40	-
Current provision for inventory ZAP-net	108	748
Balance end of period	$2,473	$2,325

 NOTE 4 - Property, plant and equipment, net

            Property, plant and equipment, are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012

Buildings and improvements	$21,363	$20,725
Machinery and equipment	49,952	48,081
Office furniture and equipment	514	499
Leasehold improvements	-	37
Vehicles	858	872
	72,687	70,214
Less: accumulated depreciation
and amortization	(21,129)	(16,857)
	$51,558	$53,357

Four pieces of land were acquired from the acquisition of Jonway auto in 2011, and since all land in the People’s Republic of China is government owned, and it cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years.  Intangible assets consist of the following:

	September 30, 2013	December 31, 2012

Land use right	$10,680	$10,558
Software	109	97
	10,789	10,655
Less: accumulated amortization	(849)	(657)
Less: accumulated Translation Adjustments	(74)	(231)
	$9,866	$9,767

  As of September 30, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

September 30 2013	Amortization Expense
2014	$242
2015	242
2016	242
2017	242
2018	242
Thereafter	8,656
$9,866

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $1.4 million and $1.8 million for the three months, and $4.5 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

 The goodwill and intangible assets at September 30, 2013 and 2012 are summarized as follows (in thousands):

		Net Book	Amortization and accumulated translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the nine months ended	Value
	(In Years)	December 31, 2012	September 30, 2013	September 30, 2013
Patents and Trademarks	7	$52	$(17)	$35
Customer Relationships	8.5	600	(54)	546
Developed Technology	7	1,567	(187)	1,380
In Process Technology	(a)	183	5	188
Trade name	(a)	2,169	58	2,227
Intangibles		$4,571	$(195)	$4,376

Goodwill		$324	$-	$324

(a) The in process technology and trade name have been determined to have an indefinite life.

Amortization expense was approximately$326,000 and  $330,000 for the  nine months ended September 30, 2013 and 2012, respectively. Amortization expense was approximately$110,000 and  $114,000 for the  three  months ended September 30, 2013 and 2012, respectively

As of September 30, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year ended December 31,	Amortization Expense
2013	$102
2014	424
2015	407
2016	402
2017	402
Thereafter	224
$1,961

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements are presented below (in thousands):

	September 30, 2013	December 31, 2012

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(6,361)	(5,281)
	$10,199	$11,279

Amortization expense related to these distribution agreements for the three months ended September 30, 2013 and 2012 were $360,000 and $540,000, respectively.  Amortization expense related to these distribution agreements for the nine months ended September 30, 2013 and 2012 were $1.08 million and $1.62 million, respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense, as follows (in thousands):

Year ended December 31,
2013	$360
2014	1,440
2015	1,440
2016	1,440
2017	1,440
Thereafter	4,079
Total	$10,199

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

The carrying amount of the joint ventures is as follows (in thousands):

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	(123)	(280)	(403)
CTA	6	5	11
Balance as of December 31, 2012	$437	$461	$898
Less: Investment loss	(182)	(461)	(643)
Balance as of September 30, 2013	$255	$--	$255

The Company recorded a loss of $182,000 and $92,000 in ZAP Hangzhou for the nine months ended September 30, 2013 and 2012, respectively. The Company recorded a loss of $79,000 and $7,000 in ZAP Hangzhou for the three months ended September 30, 2013 and 2012, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $461,000 in Shanghai Zapple for the nine months ended September 30, 2013. These losses relate to investments in non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows: (in thousands)

	September 30, 2013	December 31, 2012
Shanghai Zapple
Total assets	$--	$1,472
Total liabilities	--	867
Revenue	--	-
Hangzhou ZAP
Total assets	1,453	1,682
Total liabilities	347	118
Revenue	$82	$922

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

            In March, 2012, Jonway was approved up to an aggregate of $0.8 million of credit line from a Sanmen local Bank. As of December 31, 2012, this credit line was fully used.  The credit line was repaid and expired in March 2013.

In May 2012, we were approved up to an aggregate of $ 24.3 million of a credit line with the credit exposure of $7.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line will be secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The annual interest rate is 6.6%, and the loans are due in November 2013. We have also drawn $4.9 million in the form of notes payable as of September 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in October and November 2013. The loans were repaid when due in October and November 2013. As of September 30, 2013, the total credit exposure of $7.3 million has been fully used. The credit exposure expires in November 2013. Till the Form 10-Q release date, we are in the process to finalize the documents on the extension of the credit line with the bank.

In December 2012, we were approved up to an aggregate of $4.0 million on a credit line with the credit exposure of $4.0 million from Taizhou Bank. This credit line was guaranteed by related parties. As of September 30, 2013, the total credit exposure of $4 million has been fully used. The annual interest rates are 8.46% to 8.89%. The loans are due in December 2013 and February 2014. A credit exposure of $ 2.0 million was used in the form of notes payable of $4.6 million with restricted cash of $2.6 million deposited with the bank.

 In December 2012, we were approved up to an aggregate of $9.1 million of a credit line with the credit exposure of $4.5 million from Everbright Bank. As of September 30, 2013, $9.1 million was drawn down as notes payable with restricted cash of $4.5 million deposited with the bank.  As of September 30, 2013, this credit exposure has been fully used. The credit exposure expires from December 2013 to March 2014.

We were also approved up to an aggregate of $4.8 million on a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. By September 30, 2013, the total outstanding loan under this credit line was $4.8 million which were drawdown in February, June and August 2013, with an annual interest rate of 6.9%. The loans are due in October 2013 through August 2014, and have been repaid when due.We have also drawn $176,000 in the form of notes payable as of September 30, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in March 2014. The credit line expires in December 2013.

 Short term debt

Under the above mentioned credit line with credit exposure of $7.3 million granted by CITIC, Jonway entered into a Credit Agreement with CITIC for a revolving short term bank loan in the aggregate amount of approximately $1.6 million which was drawn down on May 25, 2012. The annual interest rate is 8.05% and was repaid in December 2012. In November 2012, Jonway borrowed another one year short-term loan in the aggregate amount of approximately $7.3 million from CITIC under the credit line. The annual interest rate is 6.60%, and expires in November 2013. It has been repaid when due. The loan is secured by a Maximum Amount Mortgage Contract by and between Jonway and CITIC dated May 25, 2012 in which land use right and a building with a total carrying amount of $5.8 million as of September 30, 2013 has been pledged as security for this loan.

In December 2012, Jonway entered into two short-term loans with Taizhou Bank for the aggregating amount of $1.6 million. The annual interest rates are 8.06% and 8.46% respectively, and the loans were due in February and June 2013, respectively. The loans are guaranteed by Jonway Group, shareholder Huaiyi Wang and his two families as well as restricted cash of $0.1 million    In July 2013, the company repaid   $0.8 million of short term loans to Taizhou Bank In July and August, the company obtained a total of $1.3 million short term loans at an interest rate of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by a related party and will be due in January and February 2014.

In January and February 2013, Jonway borrowed $1.4 million and $3.4 million, respectively, from Industrial and Commercial Bank of China (ICBC). $1.4 million is due in January 2014 and $3.4 million is due at various dates from May 2013 through December 31, 2013. In May 2013, $1.1 million was renewed and is due in June 2014. The annual interest rate is 6.90%. In August 2013, $1.1 million was renewed and is due in August 2014. The annual interest rate is 6.9%. In August and September, Jonway entered into a short-term loan of $1.5 million with ICBC. The loan was fully secured by a deposit of $1.5 million at ICBC. The loan is due in February and March 2014 respectively and the annual interest rate is 5.6%. The loans are guaranteed by shareholders Alex Wang and Huaiyi Wang, with collateral pledged by land use right and buildings at a carrying amount of approximately $3.3 million.

The weighted average annual interest rate was 8.01% and 7.77% for the three months ended September 30, 2013 and 2012 respectively. The weighted average annual interest rate was 8.15%and 7.77% for the nine months ended September 30, 2013 and 2012, respectively.

	September 30, 2013	December 31, 2012
Loan from CITIC bank	$7,324	$7,333
Loan from ICBC	6,348	--
Loan from Taizhou Bank	2,116	1,585
Loan from Pay-Ins Prem	169	36
	$15,957	$8,754

Bank Acceptance Notes

As of September 30, 2013, the Company has bank acceptance notes payable in the amount of $18.7 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of September 30, 2013, the restricted cash for the notes was $12.2 million.

	September 30, 2013	December 31, 2012
a) Bank acceptance notes payable to China Everbright bank	$9,110	$6,334
b) Bank acceptance notes payable to Taizhou bank	4,557	4,627
c) Bank acceptance notes payable to CITIC bank	4,883	5,608
d) Bank acceptance notes payable to ICBC	176	--
e) Bank acceptance notes payable to Yinzuo bank	--	1,268
f) Bank acceptance notes payable to Shanghai Pudong development bank	--	676
	$18,726	$18,513

a.
Notes payable to China Everbright bank have various maturity dates from December 2013 to March 2014. The notes payable are guaranteed by land use right and a building at a total carrying value of $1.5 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

b.
Notes payable to Taizhou bank have various maturity dates from October 2013 to March 2014. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with the bank, in order to ensure future credit availability. Notes payable were repaid when due.

c.
Notes payable to CITIC bank have various maturity dates from October 2013 to November 2013. The Company is required to maintain cash deposits of 100% of the notes payable with the bank, in order to ensure future credit availability. Notes payable were repaid when due.

d.	Notes payable to ICBC will be due in March 2014. The Company is required to maintain cash deposits of 100% of the notes payable with the bank, in order to ensure future credit availability.

e.
Notes payable to Yinzuo bank include 21 bank acceptance notes which expired in March 2013. The Company was required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

f.
On March 13, 2012 the Company and Shanghai Pudong Development Bank signed a bank acceptance note agreement for $676,811. This bank note facility was issued to Jonway Auto’s suppliers and secured by a letter of credit, valued at $676,811, of which Jonway Auto was a beneficiary. The bank acceptance notes expired on March 13, 2013.

From October 2013 to November 2013, approximately $6.2 million of notes payable matured and approximately $4.1 million of notes payable were issued.  The new notes payable will be due in April and May 2014.  The Company is required to maintain cash deposits at 50% or 100% of the notes payable with the bank.

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

            The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC and accrues no interest with this new extension. On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with a maturity date of August 12, 2013.  The note accrues interest at a rate per annum of 8% effective to February 12, 2012.

The note is convertible upon the option of CEVC at any time, into (a) shares of Jonway capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway capital stock owned by ZAP for each $1,000 principal amount of the Note being converted or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted.,

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded. During 2011, a total of $16.9 million in amortization was recorded and charged to interest expense and the remaining balance of $2.1 million of the discount was offset against the Company’s equity account due to the note extension to August 12, 2013.  This convertible note has been extended until August 12, 2014 with interest accrual as determined by the auditors, at 8% per annum. According to ASC 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties, therefore in the extended agreement the Convertible Note will bear a market interest rate at 8%. With the new extensionthe principal of $20.7 million will have the same conversion features to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. The interest as from August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company shall pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to (i) the Additional Interest accrued during such fiscal quarter divided by (ii) the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company .

.
CONVERTIBLE BOND

On June 12th, 2013, the Company signed a convertible bond agreement, in which a Convertible Bond will be put in place to fund the formation of JAZ (Jonway And ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to JAZ shares upon listing on the AIM market at a discount of 30% of the IPO price, and if no AIM listing will be achieved within the duration of Bond period then the Convertible Bond can be converted into ZAP shares at 30% below market price based on the average trading prices of the previous 120 days after notification by bond holder for shares conversion in whole or in part of the bond sum. The Convertible Bond bears an interest of 12% per annum payable in arrears in full. As at September 30, 2013 the Company received $1.7 million ($1.50 million net of interest)  of the $2 million, leaving $300,00 yet to be received. A total of $0.13 million in amortization was recorded with the remaining balance of $0.73 million of the discount was offset against the Company’s equity account.   The Bond has not been fully funded and the remaining $300,000 may not be forthcoming and its settlement date is uncertain.  Therefore, the final amount of the  Bond will not be determined until  the $300,000 either settled or  the  principal amount of the Bond is  reduced to $1.7 million.   At this time, only   the $1.7 million  that has been funded is accounted for  in the financial statements.Ratification  by the Company’s board of directors of the final amount of the Bond is pending the definitive payment or nonpayment of the remaining$300,000.

ZAP Hangzhou Joint Venture (ZHJV) was formed to develop electric power trains using local supply parts, and also develop new technology to comply with the China EV type approval requirements.  ZHJV has since provided the electric power train and technology for the compliance of China type approval for the Jonway Auto SUV EV, and is developing the power train for the minivan for both the lead acid and the lithium battery version.  Over the last few months, ZHJV has been working on getting the formation of an offshore entity of JAZ (Cayman Island Incorporated) in place to support the additional funding requirements to support further development of EV technology and EV product development. This new entity JAZ will seek funding for EV development, and will be singularly focused on EV platforms and technologies.  Funding from this will be directed to supporting the licensing of distribution rights from ZAP and also future development, sales and marketing of EV products.  The licensing of distribution rights from ZAP will help finance the on-going expenses of ZAP and help bridge over the financial needs and liabilities in paying the on-going operational cost of running ZAP USA, while ZAP continues to develop the USA market for both consumer EV products and low speed vehicle EVs.

JAZ is working on doing a UK AIM listing next year, and is working with professionals organizations in the UK to achieve this listing.  JAZ will be the vehicle for ZAP to focus on EV sales and marketing and further technology development, and will provide access to capital and funds for the on-going development of EV product line and markets

NOTE 9-STOCK-BASED COMPENSATION

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

-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	28,691	$0.44	5.0	--
Options granted under the plan	--			--
Options forfeited and expired	(14,796)			--
Options exercisable and Outstanding at September 30, 2013	13,895	$0.44	4.25	--

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2013 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at September 30, 2013.

As of September 30, 2013, total compensation cost of unvested employee stock options is $462,000.  This cost is expected to be recognized through September 30, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the three and nine months ended September 30, 2013, as we have cumulative operating losses.

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

	Jonway	Electric			Advanced
	Conventional	Consumer			Technology
	Vehicles	Products	Car outlet		Vehicles	Total

For the three months ended September 30, 2013:
Net sales	$9,660	$252	$		$17	$9,929
Gross profit (loss)	$512	$107	$		$(6)	$613
Depreciation and amortization	$1,389	$657	$		$0	$2,046
Net profit (loss)	$(1,719)	$(1,622)	$		$(5)	$(3,346)
Total assets	$88,226	$22,692	$		$0	$110,918

For the three months ended September 30, 2012

Net sales	$10,296	$177		$27	$27	$10,527
Gross profit (loss)	$96	$75		$(41)	$(181)	$(51)
Depreciation and amortization	$1,789	$955		$6	$1	$2,751
Net loss	$(4,207)	$(2,329)		$(169)	$(158)	$(6,863)
Total assets	$104,354	$24,259		$256	$350	$129,219

For the Nine months ended September 30, 2013:
Net sales	$35,878	$639		$-	$45	$36,562
Gross profit (loss)	$166	$174		$-	$(32)	$308
Depreciation and amortization	$4,079	$1,970		$-	$-	$6,049
Net profit (loss)	$(8,360)	$(5,078)		$(174)	$(33)	$(13,645)
Total assets	$88,226	$22,692		$-	$0	$110,918

For the Nine months ended September 30, 2012

Net sales	$34,666	$562		$142	$43	$35,413
Gross profit (loss)	$1,718	$148		$(1)	$(184)	$1,681
Depreciation and amortization	$3,775	$2,048		$5	$20	$5,848
Net loss	$(10,540)	$(7,035)		$(285)	$(359)	$(18,219)
Total assets	$104,354	$24,259		$256	$350	$129,219

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 98% of our revenues for the three and nine months ended September 30, 2013and 2012  respectively are from sales in China. Jonway Auto distributes its products to an established network of over 50 factory level dealers in China with some contributing more than 10% of our consolidated revenue

NOTE 11– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows (in thousands):
	September 30, 2013	December 31, 2012
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$2,790	$3,093
JAZ	805	-
ZAP Hangzhou	127	-
Total	$3,722	$3,093

Amount due to related parties are as follows (in thousands):
	September 30, 2013	December 31, 2012
Jonway Group	$1,925	$122
Jonway Motor Cycle	267	181
Taizhou Huadu	560	431
Shanghai Zapple	--	36
ZAP Hangzhou	--	147
Betterworld	149	152
Cathaya Capital	122	90

Total	$3,023	$1,159

Promissory notes and Down Payment on Convertible Note from Jonway Group

On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012.  The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed.  Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012.  Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of September 30, 2013, no advance has been made to ZAP from Jonway Group.

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the nine months ended September 30, 2013 and 2012, Jonway made purchases from Jonway Group of $916,000 and $942,000. For the three months ended September 30, 2013 and 2012, Jonway made purchases from Jonway Group of $236,000 and $176,000.

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

Other Related Party Transactions

For the nine months ended September 30, 2013 and 2012, Jonway purchased spare parts in the amount of $873,000 and $672,000 from Taizhou Huadu, respectively.  For the three months ended September 30, 2013 and 2012, Jonway purchased spare parts in the amount of $143,000 and $473,000 from Taihou Huadu.

NOTE 12-INCOME TAXES

The Company is subject to United States of America (“US”) and People’s Republic of China (“PRC”) profit tax.

 US

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three months ended September 30, 2013 and 2012 was 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

PRC

Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%.

No provisions for income taxes have been made as the Company has no taxable income for the periods.  $13,000 and $40,000 of tax benefits were recognized due to the change in the deferred tax assets in the three and nine months ended September 30, 2013, respectively.

Loss before income taxes consisted of:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013		2012	2013		2012

US		$(1,621)	$(3,165)		$(5,277)		$(7,679)
PRC		(1,733)	(3,712)		(8,401)		(10,684)
		$(3,354)	$(6,877)		$(13,678)		$(18,363)
Benefit of income taxes consisted of

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2013	2012		2013		2012

Current provision
US		$(5)	$-		$(7)		$-
PRC		-	-		-		-
Total Current		$(5)	$-		$(7)		$-

Deferred Benefit
US	$		$-	$		$
PRC		13	14		40		144
Total Deferred benefit		13	14		40		144
Total benefit for income taxes		$8	$14		$33		$144

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

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  Wang (but not the other Minority Board Member Defendants) eventually dismissed the Cross-Complaint.  The Cross-Complaint also asserts the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due there under; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortuous interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortuous interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

On March 22, 2013, Plaintiffs/Cross-Defendants’ Cathaya and Lu filed a Demurrer to the Cross-Complaint, which is set for hearing on June 27, 2013.  ZAP also filed a Demurrer.  In response to these two Demurrers, on June 25, 2013, Abdou and Schneider filed an Amended Cross-Complaint.  The allegations in the Amended Cross-Complaint remain substantially the same as those set forth above.

On July 30, 2013, ZAP and Plaintiffs/Cross-Defendants’ Cathaya and Lu filed separate Demurrers to the Cross-Complaint, both of which were sustained with leave to amend.  As of this date, a Second Amended Cross-Complaint has not yet been filed.  The last date for filing such a pleading is November 12, 2013.

ZAP intends to vigorously defend the Amended Cross-Complaint and to file a Cross-Complaint against Schneider and Abdou, and possibly others (except for Wang).

2.            Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing, Inc., et al. Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There has been no activity in the case that we are aware of in the past several months.

3.            Rainbow Cycle & Marine & Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle & Marine & Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding six Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 2011 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 2011, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012.  In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.  On November 4, 2013, the Company received from the Dealer a request for the Company to re-purchase the six Xebra vehicles for $3,100 each pursuant to a buy-back program for the vehicles.

4             Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Liuzhou Wuling Motors Co., Ltd., Pricilla Lu, and Steve Schneider.  The Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract; money had and received fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009.  On or about October 14, 2013, the parties reached a tentative settlement agreement.  The parties are currently working on formalizing that settlement agreement.

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

NHTSA determined that ZAP had not reasonably met its recall remedy and notification requirements and was ordered to remedy the model year 2008 Xebra by, among other things, refunding the purchase price, less reasonable allowance for depreciation, providing notice of this refund remedy to model year 2008 Xebra owners, purchasers, and dealers, and picking up and disposing of each recalled vehicle at ZAP’s sole expense. NHTSA determined that the average market price of a model year 2008 Xebra as of October 12, 2012 to be $3,100.  The order stated a total of 691 model year 2008 Xebra vehicles are subject to this remedy.  ZAP’s internal records indicate that 691 vehicles were imported into the U.S. by ZAP, of which 627 were shipped to customers located in the U.S.

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of November 14, 2013 ZAP has received 284 refund requests of which 247 were deemed eligible

 The Company has accrued for estimated expenses related to above claims.

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  Maximum potential payments under guarantees total $6.8 million at September 30, 2013. The guarantee expires at variance dates from November 2013 to June 2014. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 15 – SUBSEQUENT EVENTS

In October 2013 and November 2013, the company repaid $1.1 million in short-term loans to ICBC and $7.3 million to CITIC.

In November 2013, the company borrowed $0.8 million short-term loan from Taizhou Bank. The interest note is 8.89% and is due in May 2014. In October 2013, the company borrowed $1.1 million short-term loan from ICBC. The interest rate is 7.20% and is due in October 2014.

In October 2013 and November 2013, approximately $6.2 million of notes payable matured and approximately $4.1 million of new notes were issued. The new notes will be due in April 2014 and May 2014.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.8%	100.5%	99.2%	95.3%
Operating expenses	32.2%	62.5%	31.6%	52.4%
Loss from operations	-26.0%	-63.0%	-30.7%	-47.6%
Net loss attributable to ZAP	-25.2%	-48.0%	-26.1%	-36.9%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 were $9.9 million as compared to $10.5 million for the three months ended September 30, 2012.

Jonway Auto’s revenue for the three months ended September 30, 2013 decreased by $0.5million from $10.2 million for the quarter ended September 30, 2012 compared to $9.7 million for the quarter ended September 30, 2013. The sales volume decreased due to the following reasons  (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 3rd  quarter did not reach the expected volume (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2012 was 7.8%, which is unexpected low),

Net sales of our Advanced Technology segment decreased by $10,000 to $17,000 from $27,000 for the three months ended September 30, 2013 and 2012, respectively.  This is still far below our projections due to the tight United States credit market and general economic conditions negatively impacting our dealer sales in 2012. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot has been effectively closed.  We are discontinuing this business segment.   We are currently settling our assets and inventory with Mr. Schneider, who is illegally holding these assets until his claims are settled.

In our Consumer Product segment, sales increased by $75,000, from $177,000 to $252,000 for the three months ended September 30, 2012 and 2013 respectively.  The steady sales volume is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

Gross profit increased by $664,000 from a gross loss of $51,000 for the three months ended September 30, 2012 to a gross profit of $613,000 for the three months ended September 30, 2013.  Our margins increased from negative 0.5% to 6.2%.

Jonway Auto’s gross profit increased by $416,000 from a gross profit of $96,000 in the third quarter of 2012 to a gross profit of $512,000 for the third quarter ended September 30, 2013. The increase was primarily due to cost reduction on the material cost.

Advanced Technology vehicles gross loss decreased $175,000 from a gross loss of $181,000 for the three months ended September 30, 2012 to a gross loss of $6,000 for the three months ended September 30, 2013.  The gross losses were primarily due to selling vehicles at lower prices to generate cash flow on obsolete inventory.

Our retail car lot gross loss decreased by $41,000 from $41,000 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013. We have closed the retail car lot.

The Consumer Products segment experienced an increase in gross profit of $32,000 from $75,000 in the three months ended September 30, 2012 to $107,000 in the three months ended September 30, 2013. The increase was due to the low cost of  obsolete inventory.

Sales and marketing expenses decreased $1.1 million from $2.3 million for the three months ended September 30, 2012, to $1.2 million for the three months ended September 30, 2013.  As a percentage of sales the expense decreased from 22% for the three months ended September 30, 2012 to 12% for the three months ended September 30, 2013 due to an overall decrease in sales and marketing expenses.

General and administrative expenses decreased by $1.6 million from $3.4 million for the three months ended September 30, 2012 to $1.8 million for the three months ended September 30, 2013. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and (ii) less professional fees in 2013. The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

Research and development expenses decreased by $736,000 from $856,000 for the three months ended September 30, 2012 to $ 120,000 for the three months ended September 30, 2013. The decrease was primarily due to fewer projects scheduled for the third quarter of 2013. In the prior year’s quarter ended September 30, 2012, we incurred research and development fees relating to refinement of the automatic transmission for Jonway’s three and five door sport utility vehicles.

Interest expense increased by $264,000 from $691,000 in third quarter of 2012 to $955,000 in the third quarter of 2013. The amortization of discount on the convertible debt issued in this quarter amounted to $77,000, the bond interest expense amounted to $54,000 and the rest of the increase was incurred for short term loan and note payable .

Other income decreased by $204,000 from $467,000 for the three months ended September 30, 2012 to $263,000 for the three months ended September 30, 2013. This amount mainly represents a decrease in the sales of metal scrap and a decrease in interest income.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Net sales increased by $1.1 million from $35.4 million for the nine months ended September 30, 2012 to $36.5 million in September 30, 2013.

Jonway auto’s revenue for the nine months ended September 30, 2013 increased by $1.2 million from $34.7 million for the nine months ended September 30, 2012 to $35.9 million for the nine months ended September 30, 2013. The sales volume increased was due to more minivans sold in 2013.

Sales in the Advanced Technology segment increased by $2,000 from $43,000 in 2012 to $45,000  for the nine months ended September 30, 2013.  We sold discontinued models and obsolete stock to generate cash flow.

Sales of consumer products increased by $77,000 from $562,000 for the nine months ended September 30, 2012 to $639,000 for first nine months of 2013. The primary reason is due to a bulk sale to a major customer of our ZAPPY 3 electric scooters

Our retail car lot experienced a decrease in sales of $142,000 from $142,000 in 2012 to $0 in 2013. The decrease was due to us closing the retail car lot.

Gross profit decreased by $1.4 million from $1.7 million for the nine months ended September 30, 2012 to a gross profit of $0.3 million for the nine months ended September 30, 2013.  The decrease in gross profit was principally related to the lower profits on the manufacturing of Jonway Auto’s vehicles.

Jonway auto’s gross profit decreased by $1.5 million from $1.7 million for the first nine months of 2012 to a gross profit of $0.2 million for the nine months ended September 30, 2013. The decrease was primarily due to a new price reduction program to its existing models while the upgraded models with higher gross profit were not launched into market in the nine months ended September 30, 2013.  In order to deal with the increasing competition in the SUV market in China, Jonway auto initiated its price reduction program to end users throughout the first nine months of 2013. This resulted in a decrease of the ex-factory price to dealers by RMB 6,000 or over $950.

In our Advanced Technology segment our gross loss decreased by $152,000 from a gross loss of $184,000 for the nine months ended September 30, 2012 to a gross loss of $32,000 for the nine months ended September 30, 2013.  This was due to selling obsolete and discontinued models at lower prices to generate cash flows.

In our Consumer Products segment we experienced an increase of $26,000 in gross profit from a gross profit of $148,000 in 2012 to a gross profit of $174,000 in 2013. The increase was due to the increase in sales volume of the Zappy Pro Flex.

Gross profits in our retail car lot increased by $1,000 from a gross loss of $1,000 for the nine months ended September 30, 2012 to $0 for the nine months ended September 30, 2013. We have closed this segment of our business.

Sales and marketing expenses in the first nine months of 2013 decreased by $3.2  million from $7.9 million in 2012 to $4.7 million in 2013.  As a percentage of sales the expense decreased from 22% for the nine months ended September 30, 2012 to 13% for the nine months ended September 30, 2013.  The lower sales and marketing expenses for the nine months ended September 30, 2013 were contributed by the savings in advertisement expenses due to the termination of one major contract.

General and administrative expenses for the nine months ended September 30, 2013 decreased by approximately $2.3 million, from $8.7 million in 2012 to $6.4 million in 2013. The decrease was due to the following: The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and (ii) fewer professional fees in 2013.  The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

Research and development expenses decreased by $1.5 million from $1.9 million in 2012 to $0.4 million in 2013. The decrease was the result of fewer projects scheduled for the first nine months of 2013.

Interest expense, net increased by $0.5 million from an interest expense of $2.1 million for the first nine months of 2012 to interest expense of $2.6 million in the nine months ended September 30, 2013.The increase was due to increased borrowings in China and the discount on the convertible debt.

Other income (expense) decreased $142,000 from $933,000 for the first nine months of 2012 to other income of $791,000 for the first nine month of 2013.  The decrease was due to less sales of scrap metal by Jonway Auto.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At September 30, 2013, we believe that we will have sufficient liquidity required to conduct operations through  November 14, 2014.

In January 2011, ZAP issued $19 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition.  On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2014. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with 8% interest rate per annum will have a new maturity date of August 12, 2014. The interest as from August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company shall pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to (i) the Additional Interest accrued during such fiscal quarter divided by (ii) the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company.

.

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

In the first nine months of 2013, the net cash used for operating activities was $6.0 million.  Cash used in the first nine months of 2013 was comprised of the net loss incurred for the first nine months of $13.6 million plus net non-cash expenses of $8.4 million and the net decrease of $0.7 million in operating assets and liabilities. In the first nine months of 2012, net cash used for operating activities was $11.2 million. Cash used in the first nine months of 2012 was comprised of the net loss incurred for the first nine months of $18.2 million plus net non-cash expenses of $9.0 million and the net decrease of $2.0 million in operating assets and liabilities

Investing activities used cash of $1.58 million and $1.76 million in the first nine months ended September 30, 2013 and 2012, respectively.  $1.58 million and $1.84 million were used for the purchases of equipment.

Financing activities for the first nine months ended September 30, 2013 provided cash of $6.6 million compared with financing activities that provided cash of $7.7 million in 2012. During the first nine months of 2013, we provided cash of $44.9 million in notes payable and  short term financing and used cash of $38.2 million for repayment short term debt and  notes payable and the change  in restricted cash of $1.6 million. The issuance of convertible bonds provided cash of $1.5 million.

The Company had cash of $0.57 million at September 30, 2013 as compared to $1.66 million at December 31, 2012. The Company had working capital deficits of $58.7 million and $51.3 million for the periods ended September 30, 2013 and December 31, 2012 respectively.

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

ZAP and the United States have reached a settlement of all matters arising out of the facts alleged in the complaint.  The settlement is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP has agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100.00 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company has mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP. As of November 14, 2013 ZAP has received 284 refund requests of which 247 were deemed eligible

Critical Accounting Policies and Use of Estimates

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine safety disclosure

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(b) Exhibits.

Exhibit Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 14, 2013	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2013	By: /s/ Charles Schillings
Name: Charles Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2013	By: /s/ Chi Kwong FUNG
Name: Chi Kwong FUNG

Title: Finance Director

(Principal Financial Officer)