Form 10-K
period 2013-12-31
ZAP
filed 2014-04-15
CIK 1024628

UNITED STATES
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2013 was $15,652,983
There were a total of 302,518,002 shares of the Registrant’s Common Stock outstanding as of April 14, 2014.

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

We believe our acquisition of a majority interest in Jonway will give us the ISO9000 compliant production manufacturing facility we need to mass produce our electric vehicle products and allow us to expand our distribution network for ZAP electric vehicles internationally and provide access to the rapidly growing market for gasoline and electric vehicles in China and internationally.  We also believe our acquisition will allow us to leverage ZAP’s expertise in advanced automotive technologies to jointly develop electric and advanced technology vehicles with Jonway.  We already have jointly developed an electric version of Jonway’s A380 SUV, and we plan to sell this vehicle in China and internationally.    We also believe this acquisition will allow Jonway to expand its distribution network for its conventional fuel A380 SUVs internationally.   We plan to leverage the volume manufacturing capability of Jonway to produce both Jonway’s upgraded A380 5-door and 3-door SUVs and shuttle van as well as our jointly developed electric A380, shuttle van and ZAP’s electric Alias car at Jonway’s manufacturing facility in Sanmen, China

Our strategy is to serve the growing fleet and taxi market, especially for electric and fuel efficient vehicles.  While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully implement electric vehicle technologies as adequate charging infrastructure, service and support can be more easily managed in fleet operations where the vehicles may travel along predictable routes and have a central point of operation.  We also believe that volatile oil prices as well as government regulations and incentives have created opportunities for producers of electric and fuel efficient vehicles to serve the global fleet and taxi markets.

ZAP has twenty years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our website www.zapworld.com. We have been a pioneer in developing and marketing electric vehicles such as the zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter.  In 2003, we announced our first electric automobiles, including an electric automobile imported from our Chinese supplier. And in 2004, we introduced electric all-terrain vehicles.  In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all-electric Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

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

Business

ZAP has twenty years of experience designing, developing, manufacturing and selling innovative electric transportation products and Jonway has more than 2.6 million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year, and an extensive distribution network in China.  Leveraging ZAP’s experience in electric and alternative fuel vehicles and Jonway’s volume manufacturing capabilities and distribution network in China and internationally, ZAP Jonway intends to continue to develop technology and products in the electric vehicle market and  increase its electric vehicle production.  ZAP Jonway also intends to continue its production of conventional fuel vehicles and to expand its distribution network in both China and internationally.

China Taxi Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China and abroad through the sale of plug in electric SUV and Van models to large taxi and corporate fleets in China and internationally.  ZAP Jonway received type approval of its E380 in January 2013.  A lead acid version of the minivan EV is being offered for the low end market and the plan is to have the lithium acid version of the minivan launched for the international markets this year. The use of plug in electric for taxis will be limited to cities that have a lower range of no more than 200 km traveled per shift, and would need to have swappable batteries to ensure quick turnaround between shifts.  Currently, Hangzhou already has full electric taxis in operations, and many other cities are also beginning to launch full electric taxis with swappable batteries supported by the China National Grid.  The E380 S has swappable batteries compatible with China’s National Grid.

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

Jonway Van.  The Jonway Van is a conventional fuel small van. This product was launched in 2012.

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

ZAP Jonway MiniVan.  The MiniVan which was introduced in 2012 is offered in the traditional gasoline model with a 1.1 liter engine.  This minivan will be offered as EV with two options in 2014: one with lead acid for the low end market where range is limited to 80km and speed is no more than 100km per hour and a high end model with lithium batteries where speed is 130km per hour and range is 200 km distance.

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

ZAP Jonway Launches HYBRID CNG SUV Targeting Alternative Fuel Markets

         HYBRID Compressed Natural Gas (CNG) as an additional product in its line of New Energy Vehicles.  ZAP Jonway is launching its first HYBRID CNG vehicle with Jonway Auto’s A 380 SUV.  This new CNG SUV, named CN 380 will be available in 2014 for the international markets, focused on the accelerating growth in CNG vehicles in many developing countries and in the United States. CNG stations for refueling are not yet widely available in China, and will only be introduced in China to cities that currently support CNG refueling stations.  However, CNG is widely available in many international markets, and so the initial target markets will be outside of China.

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

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $31.75 million of which $29 million in cash and 8 million shares of stock valued at $2.72million have been paid. On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2013, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.  In January 2011, ZAP issued $19 million of convertible debt to an affiliate of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. In March 2012, the convertible debt was extended to August 2013 with no interest payments. This convertible note has been extended until August 12, 2014 with interest accrual as determined by the auditors, at 8% per annum. CEVC would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

        Jonway is located at the Da Tang industry zone of Jiangtiao Village, Sanmen County, Zhejiang Province in China.  Jonway has more than 2.6million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers.  Jonway has begun developing international distribution channels in Peru, Brazil, South East Asia and certain African and Middle Eastern countries. Jonway sold over 433 vehicles and over 820 vehicles internationally in 2012 and in 2013 respectively.  Jonway Auto sells its vehicles in China through its direct dealership distribution network of over 70 dealers, and over 200 customer service support centers in China.

         Since September 2007, Jonway has been designing and producing the three-door A380 SUV.  A new model of the three-door A380 SUV was launched in 2013.  The target market for the new three door model is international.   Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively.  This is the main product line for Jonway Auto.  Jonway sold 4,217 SUV’s and 367 minivans for a total of 4,584 vehicles in 2012 and 3,794 SUV’s and 503 minivans for a total of 4,297 vehicles in 2013.

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

In May 2012, Jonway started the sales of its gasoline mini-vans. During the last 7 months in 2012, Jonway sold 394 mini-vans in the Chinese and international market. The minivans in China are sold primarily to commercial customers for passenger transportation or goods transportation. In 2013, Jonway sold 503 minivans in the Chinese and international market.  Generally, this is focused at the low end market and the target customer is price sensitive. Currently, this market is dominated by two to three Chinese auto manufacturers that sell several million vehicles per year each. Therefore, the ability for Jonway Auto to penetrate this market would depend on its ability to differentiate by quality, performance as well as pricing.  Due to the start-up phase of the minivan, the gross margins of the product have been low and will improve with volume.

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

Better World sales and distribution of Z-Chargers.  ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations.  Better World completed the development of these chargers in 2011 and now has the US approved charge stations available for sales in the US market and internationally.  ZAP will begin to sell and market these charge stations in the US along with the EV products to its customers. There are three models available for sales in the US – out door chargers that can be installed on the curbs, wall mount for in-door garages and home chargers that can be installed in the home garages.  The former two are designed for public places, and has independent meters for measuring usage and billing.  The home chargers are designed for private use and can be connected to the metering within the house.  Better World’s charge stations are connected by a mobile network that can communicate to user’s cell phone to track charge levels, determine if users can travel the range with the charge level in the EV, show charge usage, place reservations of chargers in the network and determine availability of the chargers for use by the customers.

     Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple).   In November 2011, Jonway Auto and ZAP Hangzhou jointly set up this company with the registered capital of RMB 20 million. As of December 31, 2013 and December 31, 2012, Jonway Auto has funded RMB 5 million into this joint venture and ZAP Hangzhou has funded RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies. Shanghai Zapple has suspended operation.

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

During 2013 and 2012, ZAP expended approximately $0.2 million and $0.2 million, respectively, in research and development activities. No significant portion of such expenses was borne directly by our customers.

ZAP Hangzhou Joint Venture has built a technical research center and a research and development team composed of 6 engineers developing new energy vehicles and the engineering work to support type approval of the E380 SUV.  Hangzhou JV spent $329,000 in R&D in 2013.

 Jonway’s research and development expenses were $0.4 million in 2013 and $2.3 million in 2012.

Sales and Marketing

ZAP currently markets and sells ZAP Jonway products internationally and to dealers in the U.S. ZAP Jonway intends to leverage Jonway’s existing distribution channels in China and internationally, which include about 70 direct dealerships and over 200 customer support centers in China.  Jonway’s SUVs are being sold in South America, to the European Union, Africa and the Middle East.

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

 Jonway’s advertising and marketing expenses were $0.9 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.  ZAP’s advertising and marketing expenses were approximately $13,000 and $98,000 for the years ended December 31, 2013 and 2012, respectively.

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

The market conditions with demand for more new models and luxury in the vehicles, and the changes in sales management contributed to challenges for the company to increase its sales revenues.  The company introduced additional new models in the Shanghai Auto show in April 2013. The sales organization is now separated into two regional organizations, Northern and Southern China team in order to allow each of the regional managers to be able to focus more rigorously on their regions’ growth and customer support.

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

Jonway currently offers a 2-year or 60,000 kilometer warranty for the SUVs and minivans; it has built and continues to improve on its after-sales service network.  Jonway’s had over 200 after-sales service centers and 10 vehicle spare parts centers in China for logistics and distribution as of December 31, 2013.  Jonway has set up an after-sales services department to follow up and timely deal with quality claims from after-sales service stations or end-customers.  Jonway has also set up a quality department to focus on making claims to vehicle components suppliers for defective products, as well as taking responsibility of Jonway’s overall quality control.

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

Customers

 Since 1994, ZAP has sold electric vehicles in 75 countries. Most of our sales are to military, government and corporate fleets. ZAP has contracts to provide vehicles to the State of California, Presidio National Park, Federal Aviation Administration, Department of Energy, U.S. Army, United Parcel Service, City of Riverside, the City of Monterey and others.  Leveraging Jonway’s access to the China market, ZAP Jonway intends to focus on business development to create new markets within China.   Jonway sells its vehicles through a network of 70 dealerships in China and has started a distribution network in South America in Brazil and Peru, and Vietnam and Turkey for the European markets.

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

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog.  At December 31, 2013 ZAP Jonway was not an approved enterprise.  However, based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

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

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2013, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of December 31, 2013, Jonway had 22 issued patents (including 11 utility model patents and 11 exterior design patents and one pending patent applications with the China Patent and Trademark Bureau) Jonway’s issued patents start expiring in 2019.

ZAP Jonway does not know whether any of ZAP or Jonway’s pending patent applications will result in the issuance of patents or whether the examination process will require ZAP or Jonway to narrow their claims. Even if granted, there can be no assurance that these pending patent applications will provide ZAP Jonway with protection.

Subsidiaries

ZAP has the following wholly-owned subsidiaries:  Voltage Vehicles, a Nevada company,   ZAP Hong Kong, a Hong Kong limited company. Voltage Vehicles is engaged primarily in the distribution and sale of advanced technology and conventional automobiles, each reported as a segment;  Voltage Vehicles is not currently an operating subsidiary. Voltage Vehicles stopped operations in October 2013.  ZAP Hong Kong was established in 2011 as a wholly foreign owned enterprises (“WOFE”) and has no operation since incorporated.

We hold 51% of the equity shares of Jonway. As of December 31, 2013, Jonway has the following wholly-owned subsidiaries: Jonway Taizhou Selling Company, Jonway Taizhou Leasing Company and Taizhou Fuxing Vehicles Sale Co., Ltd. We also have 37.5% equity investment in ZAP Hangzhou Joint Venture and 50% equity investment in Shanghai Zapple Joint Venture.

Employees

As of April 12, 2014, ZAP had a total of 5 full-time employees. At present, there are two employment agreements with the officers of ZAP, Chuck Schillings, Co-CEO who was hired June 17, 2012; and Fung Chi Kwong, CFO who was hired August 1, 2013.

As of April 12, 2014, Jonway had a total of over 400 employees, all of whom are full-time employees.

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

ZAP incurred net losses attributable to ZAP of $15.0 million, $21.8 million and $40.8 million, for years ended December 31, 2013, 2012 and 2011, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $14.2 million, $ 19.1 million and $10.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ZAP Jonway believes that it may continue to incur operating and net losses for our gas and electric vehicles until at least the time ZAP Jonway begins significant volume deliveries of the new models of Jonway’s gasoline vehicles and the electric vehicle models, and when the international sales of the gasoline vehicles picks up volume.  We expect to begin international sales of the electric vehicles and the gasoline vehicles in limited quantities for key countries in 2014.  However, due to the uncertainty of type approval processes in different countries, this international sales volume and the EV sales may be delayed in some of the countries if the testing process requires substantial investment and corrective changes to the vehicles. We performed limited trial production of the enhanced version of the gas A380 SUV in late 2013. Even if we are able to successfully obtain type approvals in all the required countries for the electric vehicle models, there can be no assurance that it will be commercially successful as it depends on market adoption of full electric vehicles in the sales regions that ZAP Jonway targeted.  Our profitability will be dependent upon the successful development of new and additional sales dealership networks and successful commercial introduction and acceptance of our new gas and electric vehicles models, which may not reach our targeted volumes to achieve profitability.  Gross margins were low in 2012 due to the low volume and the competitive pricing of new competitors into the SUV markets in China.  Increased cost in sales and marketing also contributed to increased operating costs, which increased the net loss of the overall business.  The rising RMB has created challenges in competitiveness of the Chinese products internationally, as a result, the gross margins of international sales also suffered as a result of the RMB float.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were; $40.8 million for the year ended December 31, 2011, $21.8 million for the year ended December 31, 2012 and $15.0 million for the year ended December 31, 2013. ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the longer term to derive substantial revenues from the sales of our planned electric and the upgraded conventional fuel vehicles which are currently developing. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

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

Most of ZAP Jonway’s revenues and sales, as well as manufacturing production operations are in China, and is subject to the market and economic conditions as well as government regulations in China.  Over the years, the Chinese government regulations and policies have tended to have very direct impact on the development of specific industry sectors, whether this is in the form of restrictions, or in the form of incentives and credit availability.  Recently, the increased credit reserves placed on the banks in 2013 handicapped many small businesses in getting credit loans, and this has had some impact on the smaller direct dealerships Jonway Auto has in China. As a result, many smaller dealerships were unable to continue to get bank lines to support inventory purchases and display new products on their show room floors.  This credit tightening by the Chinese government on the banks will continue this year.  ZAP Jonway has replaced the smaller dealers with dealers that have a stronger financial backing in larger cities, in anticipation that bank credits will not loosen up much this year.

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

As of December 31, 2013, Jonway Auto has outstanding loans of approximately $15.0 million and bank acceptance notes of approximately $15.7 million to support the losses incurred and $69.0 million in deficit working capital.   These loans and bank acceptance notes are from multiple Chinese commercial banks. Interest rates for these loans range from 6% to 8% per annum and continue to be a burden on the profitability of the company.

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

ZAP anticipates that a substantial amount of its revenue in the future will be generated from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric vehicles, such as the Alias, electric A380 SUV and the improved gas fueled vehicle models are expected to be in production in 2014.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2013, ZAP Jonway incurred net losses of approximately $21.9 million and used approximately $2.3 million of cash in operations while recognizing approximately $51.5 million in revenue. As of December 31, 2013, ZAP Jonway had cash and cash equivalents of $2.63 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.  Jonway Auto’s cash flow depends heavily on continuing orders from its domestic and international markets, and using the payments to finance the bulk of the required working capital to deliver the products in order to fulfill the sales orders.  If the future orders were to slow down, or get substantially reduced, ZAP and Jonway Auto would need more funding to support its cash flow in order to make payment to its suppliers and meet its working capital cash needs.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. ZAP has received an order from Department of Transportation (DOT) in the U.S. to recall its 2008 Xebra vehicles with buy back because the proposed fix submitted in 2012 was not acceptable to DOT.  ZAP has discontinued the sale of Xebras since 2011 and also issued recall notices last year with respect to the 2008 Xebra® model. This recall is due to the 2008 Xebras inability to meet the braking distance requirements when the vehicle is operating at its maximum speed.   On November 14, 2012, NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and ordered ZAP to take specified actions to meet its requirements. ZAP’s recall includes 627 units sold in U.S. market. ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it would offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  ZAP began repurchasing vehicles in March, 2014.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible,

As for other models, while we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

Jonway depends in part on government subsidies and economic incentives to finance Jonway’s independent research and development, production and sale, such as a Chinese surtax exemption, technology innovation incentives and land use rights investment subsidies from local government.  The related government subsidies and incentives amounted to $0.24 million and $0.31 million for Jonway in 2013 and 2012, respectively.  If government policies change, or if Jonway otherwise fails to obtain these incentives, it will adversely affect ZAP Jonway’s financial position and operating results.  Due to lack of a business license, Jonway cannot obtain certain government grants for the auto manufacturing industry, or other incentives, such as the enterprise income tax preferential treatment, and other incentives for auto manufacturers.

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

 ZAP Jonway may, in the future, continue to acquire businesses in China and in other jurisdictions that we believe would benefit us in terms of product diversification, brand enhancement, technological advances, geographical presence or expansion of sales and distribution networks. Our ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable targets and to obtain any necessary financing for such acquisitions. In order to complete certain acquisitions, we may require regulatory approvals or other conditions to closing that delay the completing of strategic transactions beyond the time anticipated. Even if we successfully complete an acquisition, we may experience difficulties in integrating the acquired business, its personnel or its products into our existing business, particularly:

·	allocating management resources;

·	scaling up production and coordinating management of operations at new sites;

·	separating operations or support infrastructure for entities divested;

·	managing and integrating operations in geographically dispersed locations;

·	maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships;

·	integrating the acquired company’s systems into our management information systems;

·	satisfying unforeseen liabilities of acquired businesses, including environmental liabilities, which could require the expenditure of material amounts of cash;

·	operating in the geographic market or industry sector of the business acquired in which we may have little or no experience;

·	improving and expanding our management information systems to accommodate expanded operations; and losing key employees of acquired operations

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the year ended December 31, 2013 of the total sales of $51.5 million Jonway Automobile accounted for $50.6 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

                      ZAP Jonway has suffered some losses in personnel in 2013, and intends to replace these losses with more experienced and skilled people to do sales and marketing, financial management, design and training new personnel;

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
.

ZAP Jonway has suffered some losses in personnel in 2013, and intends to replace these losses with more experienced and skilled people to do sales and marketing, financial management, design and manufacturing personnel and service technicians for our vehicles. Competition for individuals with experience designing, manufacturing and servicing vehicles, particularly electric vehicles, is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm ZAP Jonway’s business and prospects.

.
If ZAP Jonway is unable to attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

The loss of the services of any of ZAP Jonway’s key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, ZAP Jonway is highly dependent on the services of Priscilla Lu, Chairman of ZAP’s Board, Chuck Schillings, Alex Wang, ZAP’s Co-Chief Executive Officers and Fung Chi Kwong, ZAP’s Chief Financial Officer. Only two of ZAP Jonway’s key employees are bound by an employment agreement for any specific term.  These employees are Chuck Schillings and Fung Chi Kwong.  There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2013, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary Jonway had 22 issued patents and 1 pending patent applications with the China Patent and Trademark Bureau.

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

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 65.93% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The chart below contains a summary of ZAP’s principal facilities at December 31, 2013:

Location	Use	Square Feet	Monthly Rent
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters	2,100	$1,700
3 West 3rd Street, Santa Rosa, CA	Vehicle Storage	10,000	$900
Zheijiang Province, China	China Office and Plant	915,386	$--

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

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  The Cross-Complaint also asserted the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due there under; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortious interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortious interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

After two hearings, on March 3, 2014, the Court granted the motion of Priscilla Lu to dismiss all claims asserted by Mark Abdou and Steven Schneider in their Second Amended Cross-Complaint against Ms. Lu, without leave to amend. As a result of the Court’s ruling, five of the Abdou/Schneider causes of action have been dismissed, including all claims against Ms. Lu.  In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP.

The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

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

The Court set January 15, 2015 as the trial date.

2.            A derivative lawsuit filed by Cathaya Capital against Steve Schneider, Mark Abdou, and Alex Wang also is scheduled to go to trial on January 1, 2015 and is being taken over by the Company, which is currently pursuing Steve Schneider to return inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to a new account.  In addition, on March 13, 2014, the Company filed a Cross –Complaint against Mark Abdou and Steve Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting.  This Cross-Complaint likewise is scheduled to go to trial on January 15, 2015.

3.           Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,
Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has recently learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated an intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There was no activity in the case that we are aware of in 2013.

4.            Rainbow Cycle &Marine &Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle &Marine &Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 201 1 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 201 1, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

5.            Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Luizhou Wuling
Motors Co., Ltd., Pricilla Lu, and Steve Schneider, Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract; money had and received fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009. The case was settled on March 27, 2014.

6.           A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

 .
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

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible

   Per the terms of the Consent Decree, ZAP was to repurchase the vehicles of all eligible owners who requested a refund by no later than December 31, 2013 or 30 days after an eligible owner’s refund request, whichever is later.   The Company did not repurchase any owner vehicles by December 31, 2013.  ZAP began repurchasing vehicles in March, 2014.

   On April 7, 2014 ZAP and the United States entered into an agreement to amend the Consent Decree wherein ZAP agreed to repurchase the vehicles of all eligible owners by no later than April 30, 2014. As of April 9, 2014 ZAP had repurchased at least 72 vehicles. The Company is planning on completing this buy-back program by April 30, 2014.

       The Company has accrued for estimated expenses related to above claims.

Item 4.  Mine safety disclosures

              Not Applicable

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low
Fiscal Year 2013
December 31, 2013	$0.11	$0.07
September 30, 2013	0.15	0.10
June 30, 2013	0.17	0.11
March 31, 2013	0.24	0.07

Fiscal Year 2012
December 31, 2012	$0.09	$0.07
September 30, 2012	0.12	0.10
June 30, 2012	0.11	0.11
March 31, 2012	0.21	0.17

Holders

            ZAP had approximately 3,393 record holders of our common stock as of April 11, 2014, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

ZAP maintains its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2013:

			(c)
	(a)		Number of Shares
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	11,821	0.39	12,629
2007 Consultant Stock Plan	200	1.00	1,575
2006 Incentive Stock Plan	27	0.86	27
2004 Consultant Stock Plan	--	—	53
2002 Incentive Stock Plan	--	--	7,942
Equity compensation plans not approved by security holders:	—	—	—

Total	12,048	0.40	22,226

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

        2013
ZAP issued 69,677 shares of common stock valued at $12,000 in exchange for engineering services.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2013

Overview and 2013Highlights

Throughout 2013, ZAP and Jonway Auto aimed at shifting Jonway’s focus towards new energy vehicles.  Jonway Auto’s factory re-tooled one of its buildings to support EV production, and began realigning the company’s resources to expanding EV as part of its main revenue stream.  The sales and marketing team underwent reorganization to support new dealers that have more financial backing as Chinese banks raise the bar on qualified borrowers.  As a result of the continued austerity of banking policies in China, the total number of dealers for traditional gasoline vehicles in Jonway Auto’s dealership network shrunk and currently stands at around 60 direct dealers.  The key challenge in Jonway Auto’s manufacturing plant is working capital due to longer payment terms from its dealership partners.

One of the primary milestones in 2013 was to set up an efficient production line in the new EV facility.  This required additional capital investment on tooling and assembly line facilities.  As a result of the 2013 investments in both design and manufacturing of new smaller EV models, ZAP and Jonway Auto are able to launch two new smaller EV products, SPARKEE and URBEE, both targeting more economically priced models with excellent quality.

As Chinese government continues to offer excellent incentives for EVs, moving away from the amount of lithium batteries to incentivizing longer range of the EV models, the market is now more readily adopting EVs for utility markets where recharging is less of an issue due to the use of central depot for charge stations.  The smaller EV products of both SPARKEE and URBEE are focused on addressing urban fleet markets.  The plan going forward is to adapt these models to support EMS vehicles for deliveries and service industries.

Building on the expertise that ZAP and Jonway Auto has with the China type approved A380SUV, the Companies plan to deliver their latest EV model using the New Eagle SUV announced last year.   The 5-Star Minivan EV is planned for type approval in 1H2014 will focus on the logistic market, where all of the main logistics companies are incented by the government to use EVs for its fleets.  The target pricing for these logistic vehicles will be to price them below gasoline vehicles, after applying the incentives, or to ensure that the amortized cost of installment payment on the batteries over several years will bring the overall cost of ownership plus fuel usage to below that of the gasoline by at least 40% when calculated over the course of 4 years.

 On other fronts, ZAP’s executive management in the US has resolved many of the legal issues associated with prior management.  Specifically, ZAP entered into an agreement with the United States on the resolution of the 2008 Xebra recall Agreement on a buy-back program was reached on July 17, 2013.  The Company is planning on completing this buy-back program by April 30, 2014.

      Internationally, Jonway Auto has completed its certification and type approval requirements in many targeted countries, such as Brazil, Vietnam, South Africa, Iraq and Thailand; thus, opening up partnerships in these countries to expand its sales.  Currently, it is working in collaboration with its Turkish partner to develop and get approval of its SUV model using a new diesel power train with EU6, focusing on the Eastern European markets.  Successful type approval could lead additional opportunities for EV SUV in these markets as well.

      In 2013 the renewable energy business of ZAP and Jonway Auto were reorganized into an entity JAZ (Jonway And ZAP), and the plan was to go IPO on AIM in the interest of addressing the European markets, especially Eastern European markets where there is a bigger demand for small sized EVs for congested city driving and commuting.  This entity JAZ is being organized to be a wholly owned subsidiary of ZAP.  The plan to move forward on AIM is still in progress as the Company assesses the cost and benefits of this offering and the opportunities in the European markets.

Un-resolved Issue

   The Board of ZAP has demanded that CO-CEO Alex Wang resolve the conflict of interest in Jonway Group’s purchase of the Aptera assets and the formation of the new company Aptera (same name as the product) in the USA.  Alex Wang has agreed to transfer the asset ownership of Aptera to Jonway Auto, but this currently remains unresolved.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

 Net sales increased by $1.3million, from $50.3 million for the year ended December 31, 2012 to $51.5 million for the year ended December 31, 2013.  This increase primarily related to the sales of minivans and spare parts.  Jonway’s sales contributed $50.6 million and $49.3 million to net sales for the years ended December 31, 2013 and 2012, respectively.

During the fiscal year 2013, Jonway sold 3,794 units of SUVs and 503 units of minivans. During the fiscal year 2012, Jonway sold 4,217 units of SUVs and 367 units of minivans.  The sales volume of SUVs decreased due to the following reasons: (i) more SUV models were launched into market by China-based auto makers, which intensified the completion, (ii) Although Jonway launched the upgraded A380, the resulting sales volume did not reach the expected volume, (iii) increasing oil prices in China affected customer demand and (iv) China’s overall economic condition worsened compared to fiscal year 2012. The sales volume of minivans increased in 2013 as compared to that of 2012 because we started to launch the sales of minivan in the middle of 2012 so we only had half year of sales in 2012 as opposed to full year of sales in 2013. Our sales of spare parts increased by approximately $4.6 million mainly due to the increased sales to one of our related party, whose exporting car sales increased significantly during 2013.

In our Advanced Technology segment, sales decreased by $106,000 from $151,000 for the year ended December 31, 2012 to $45,000 for the year ended December 31, 2013. The tight United States credit and general economic conditions negatively impacted our dealer sales in 2013. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

In our Consumer Product (ZAP) segment, sales increased by $148,000 from $723,000 for the year ended December 31, 2012 to $871,000 for the year ended December 31, 2013 due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

In our Car Outlet (Voltage Vehicles Car Lot) segment, we generated no sales in 2013 while we had net sales of $142, 000 for the year ended December 31, 2012. Our retail car lot has been effectively closed.  We are discontinuing this business segment. We are currently settling our assets and inventory with Mr. Schneider, who is illegally holding these assets until his claims are settled.

Gross profit decreased by $0.6 million, from $1.6 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013.  The decrease in gross profit for the year ended December 31, 2013related primarily to the decrease in sales volume and lower gross margins from the SUVs sold in China for the Jonway cars and also for the dealer incentives initiated in 2013.Jonway’s gross profit decreased from $1.1 million to $0.8 million from fiscal year 2012 to 2013.

In our Advanced Technology segment, our gross loss increased by $531,000 from a gross profit of $499,000 for the year ended December 31, 2012 to a gross loss of $32,000 for the year ended December 31, 2013. The gross losses were primarily due to selling vehicles at lower prices to generate cash flow on slow-moving inventory.

In our Consumer Products (ZAP) segment, we experienced a decrease of $97,000 in gross profit from a gross profit of$285,000 for the year ended December 31, 2012 to a gross profit of $188,000 for the year ended December 31, 2013. This was due to selling old and discontinued models at lower prices to generate cash flows.

We did not have any income or loss for our retail car outlet (Voltage Vehicles Car Lot) segment in 2013. We are in the process of closing our retail car business in the U.S.

Sales and marketing expenses decreased by $4.3 million, from $10.7 million for the year ended December 31, 2012 to $6.4 million for the year ended December 31, 2013. The decrease in selling and marketing expense was mainly due to the decrease in advertisement expenditures resulted from the tighten budget during the year 2013.

General and administrative expenses decreased by $1.2 million, from $10.9 million for the year ended December 31, 2012 to $9.7 million for the year ended December 31, 2013. The decrease was primarily a result of reductions in ZAP US operations due to the following: (i) less salaries and wages due to transferring of various functions to Jonway China, and (ii) fewer professional fees in 2013. The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

Research and development expenses decreased by $1.9 million, from $2.5 million for the year ended December 31, 2012 to $0.6million for the year ended December 31, 2013. Our normal research and development expenses relating to further developing new gasoline and electric vehicle models, including EV type approval testing, EV production facilities and new model engineering development. The decrease was primarily due to fewer projects scheduled in 2013.

Recall expense decreased by $2.1 million, from $2.1 million for the year ended December 31, 2012 to $nil for the year ended December 31, 2013. The accrual was made on the estimated recall expenses for the Model -Year 2008 XEBRA sedan that was sold several years ago but was found to have inadequate braking distance. The recall expense was based on the total cost and freight to repurchase the MY 2008 Xebra vehicles.

Impairment loss increased by $0.1 million, from $2.56 million for the year ended December 31, 2012 to $2.64 million for the year ended December 31, 2013.The impairment loss was recorded for the 3-door SUVs mold equipment. During 2012, the manufacturing of the 3-door SUVs was suspended in light of the defective in the mold equipment. The sum of the discounted future cash flows expected to generate from the 3-door mold equipment and their disposition was less than the carrying value. Therefore we decided to record an impairment loss of $2.56 million in 2012.During 2013, we determined that the fair value of those 3-door SUVs mold equipment was zero and we recorded an additional impairment loss of $2.64 million.

Interest expense, net increased by $0.7 million, from $3.0million for the year ended December 31, 2012 to $3.7 million for the year ended December 31, 2013. The increase was mainly due to the increased borrowings in China, and the amortization of prepaid interest and discount related to the newly issued convertible debt.

Loss from equity in Joint venture we account for our 37.5% interest in the ZAP Hangzhou Joint Venture and 50% interest in Shanghai Zapple Joint Venture by the equity method of accounting.  Investment in these two Joint Ventures was fully written off during 2013 due to the suspension of Shanghai Zapple and the loss of ZAP Hangzhou.

Other income increased by $0.6 million, from $0.4 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013. In 2013, interest income increased resulted from increased cash deposit with the Chinese banks.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand, our operating and capital expenditure commitments and our financing abilities. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. At December 31, 2013, we believe that we will have sufficient liquidity required to conduct operations through December 31, 2014.

In January 2011, ZAP issued $19.0 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note without interest from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2015. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with 8% interest rate per annum will have a new maturity date of August 12, 2014.It is likely that we will be able to extend the maturity of the debt upon the expiration date.

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

We used cash in operations of $2.3 million and $6.5 million for the years ended December 31, 2013and 2012, respectively. Cash used in operations in 2012 was the result of the net loss of $31.2 million, offset by non-cash expenses of $16.4 million.  In 2012, non-cash expenses mainly included $0.5 million related to stock-based compensation for consulting and other services, $1.7 million for stock-based compensation to employees, $2.6 million of impairment loss of long-lived assets, $7.9 million of depreciation and amortization, $1.2 million of amortization of debt discount, $0.8 million of inventory reserve and $0.9 million from loss on sale of marketable securities. Cash used in operations in 2013 was the result of the net loss incurred for the year of $21.9 million, offset by non-cash expenses of $13.7 million. In 2013, non-cash expenses mainly included $0.6 million for stock-based compensation to employees, $2.6 million of impairment loss of long-lived assets, $8.2 million of depreciation and amortization, $1.2 million of amortization of debt discount and $0.9 million of loss from joint venture.

In 2012, the net change in operating assets and liabilities resulted in a cash increase of $8.2 million. The change was primarily due to increase in accounts payable of $7.2 million, increase in accrued liabilities of $2.1 million, increase in accounts receivable of $2.9 million and offset by decrease in prepaid expenses and other assets of $1.2 million. .

In 2013, the net change in operating assets and liabilities resulted in a cash increase of $6.0 million. The change was primarily due to increase in accounts payable of $1.2 million, increase in advance from customers of $1.3 million, increase in related parties of $1.8 million, offset by decrease in  inventories of $3.8 million and notes receivable of $1.5 million.

         We used cash of $2.1 million and $1.3 million in the investing activities for the years ended December 31, 2013 and 2012, respectively. In 2013, $2.2 million was used for the acquisition of property and equipment, mostly of which was for the production of SUV. In 2012, $2.5 million was used for the acquisition of property and equipment, offset by $1.1 million proceeds from the sales of marketable securities.

 We were provided cash of $5.4million and $3.7 million from the financing activities for the years ended December 31, 2013 and 2012, respectively. In 2013, we received $22.9 million and $39.1 million, respectively, from short term borrowings and notes payable. These were offset by a decrease in restricted cash of $1.4 million and repayments of notes payable and short term borrowings of $42.6 million and $16.9 million, respectively. In 2012, we received $12.6 million and $8.0 million, respectively, from short term borrowings and notes payable. These were offset by an increase in restricted cash of $5.6 million and repayments of related party loans and short term borrowings of $2.0 million and $9.3 million, respectively.

 We had cash and cash equivalents of $2.6 million as of December 31, 2013 as compared to $1.7 million as of December 31, 2012. We had a working capital deficit of $69.0 million as of December 31, 2013 as compared to a deficit of $54.4 million as of December 31, 2012.  We had a recurring loss of $21.9 million and $31.2 million during 2013 and 2012, respectively. Even though we had the above negative factors, we still believe that there is sufficient liquidity for our operations through December 31, 2014.

During 2013, Jonway received line of credit of $43.2 million (credit exposure of $20.5 million), of which $0.6 million of credit exposure has not been used by December 31, 2013. The unused lines of credit expire in December 2014. As long as we continue to pledge our buildings and land use rights with the bank, along with the guarantee support from Jonway Group and our shareholders, we believe that the line of credit can be renewed when due. Also our Principal shareholder, Jonway Group, has agreed to provide the necessary supports to meet our financial obligations through December 31, 2014 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would renew the convertible note and in the event that CEVC decides to call on the repayment, the repayment would be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, warranty costs, stock based compensation, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Stock Based Compensation

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

        As a result of our acquisition of Jonway, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Our goodwill at December 31, 2013 and 2012 was approximately $0.3million and $0.3 million, respectively.

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

We have audited the accompanying consolidated balance sheets of ZAP and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York

April 15, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$2,629	$1,656
Restricted Cash	10,758	11,763
Notes receivable	185	947
Restricted Notes receivable	-	678
Accounts receivable	5,351	5,736
Inventories, net	8,034	11,152
Prepaid expenses and other current assets	1,007	502
Total current assets	27,964	32,434

Property, plant and equipment, net	48,004	53,357
Land use rights, net	10,008	9,767
Other assets:
Investment in joint ventures	-	898
Distribution agreements for Jonway Products and
Better Worlds Products, net	9,839	11,279
Intangible assets, net	4,280	4,571
Goodwill	334	324
Due from related party	6,061	3,093
Deposits and other assets	543	241
Total other assets	21,057	20,406
Total assets	$107,033	$115,964

See accompanying notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$14,961	$8,754
Convertible Bond	1,153	-
Senior convertible debt	20,679	19,693
Accounts payable	23,648	22,386
Accrued liabilities	7,874	8,549
Notes payable	15,695	18,513
Advances from customers	5,233	3,782
Taxes payable	1,704	850
Due to related party	2,409	1,159
Other payables	3,574	3,102
Total current liabilities	96,930	86,788

Long term liabilities:
Accrued liabilities and others	752	229
Total liabilities	97,682	87,017

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
302,518,002 and 302,448,325 shares issued and outstanding
at December 31, 2013 and December 31, 2012, respectively	231,125	229,785
Accumulated other comprehensive income	1,707	1,190
Accumulated deficit	(232,417)	(217,421)
Total ZAP shareholders’ equity	415	13,554
Non-controlling interest	8,936	15,393
Total equity	9,351	28,947
Total liabilities and equity	$107,033	$115,964

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)

	For the Years ended December 31,
	2013	2012

Net sales	$51,547	$50,281
Cost of goods sold	(50,595)	(48,656)
Gross profit	952	1,625

Operating expenses:
Sales and marketing	6,428	10,658
General and administrative	9,655	10,853
Research and development	618	2,510
Recall expenses	-	2,064
Impairment loss on long-lived assets	2,640	2,560
Total operating expenses	19,341	28,645

Loss from operations	(18,389)	(27,020)

Other income (expense):
Interest expense, net	(3,666)	(2,950)
Loss from equity in joint venture	(899)	(391)
Loss on sales of marketable securities	-	(871)
Other Income	951	351
Total income (expense)	(3,614)	(3,861)
Loss before income taxes	(22,003)	(30,881)
Income tax benefit (expense)	54	(282)
Net Loss	$(21,949)	$(31,163)
Less: net loss attributable to non-controlling interest	6,953	9,338
Net loss attributable to ZAP’s common shareholders	$(14,996)	$(21,825)

Net Loss	(21,949)	(31,163)
Other Comprehensive income (loss)
Foreign currency translation adjustments	1,013	(61)

Total comprehensive income (loss)	(20,936)	(31,224)
Less : Comprehensive loss attributable to non-controlling interest	6,457	9,370
Comprehensive loss attributable to ZAP’s common shareholders	$(14,479)	$(21,854)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.05)	$(0.07)
Weighted average number of common shares outstanding:
Basic and diluted	302,518	299,647

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

				Accumulated	Non-
	Common Stock		Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Deficit	Loss	interest	Equity
Balance at January 1, 2012	297,746	225,378	(195,596)	1,051	24,762	55,595

Stock issuance to consultants	1,279	231	-	-	-	231
Stock issuance for employee compensation	949	178	-	-	-	178
Stock issuance for legal settlements	2,110	204	-	-	-	204
Stock Issuance for Board Members	364	40	-	-	-	40
Fair value of warrants and options issued for:	-	-	-	-	-	-
Stock Based Compensation	-	1,582	-	-	-	1,582
Convertible note discount	-	2,172	-	-	-	2,172
Amount reclassified from AOCI	-	-	-	169	-	169
Net Loss	-	-	(21,825)	-	(9,338)	(31,163)
Foreign currency translation loss	-	-	-	(30)	(31)	(61)
Balance at December 31, 2012	302,448	$229,785	$(217,421)	$1,190	$15,393	$28,947

Stock Based Compensation	70	611	-	-	-	611
Note discount for convertible senior debt	-	729	-	-	-	729
Foreign currency translation gain	-	-	-	517	496	1,013
Net loss	-	-	(14,996)	-	(6,953)	(21,949)
Balance at December 31, 2013	302,518	$231,125	$(232,417)	$1,707	$8,936	$9,351

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations of ZAP and its consolidated subsidiaries	$(21,949)	$(31,163)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	611	1,760
Stock-based compensation for consulting and other services	-	475
Depreciation and amortization	8,169	7,864
Provision for doubtful accounts	483	201
Inventory reserve	(391)	748
Loss from equity in joint ventures	899	391
Loss on disposal of equipment	35	76
Impairment loss of long-lived assets	2,640	2,560
Deferred tax expense (benefit)	(54)	282
Loss on sales of marketable securities	-	871
Amortization of debt discount	1,167	1,186
Amortization of prepaid interest expense	127	-
Changes in assets and liabilities:
Accounts receivable	126	(2,899)
Notes Receivable	1,492	(170)
Inventories	3,848	(795)
Prepaid expenses and other assets	(707)	1,190
Due from related parties	(1,779)	(261)
Accounts payable	1,164	7,240
Accrued liabilities	288	2,087
Advances from customers	1,328	1,815
Due to related parties	222	-
Net cash used in operating activities	(2,281)	(6,542)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of marketable securities	-	1,128
Acquisition of property and equipment	(2,199)	(2,506)
Proceeds from sales of equipment	17	39
Net cash flows used in investing activities:	(2,182)	(1,339)

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	1,383	(5,644)
Proceeds from notes payable	39,145	8,000
Proceeds from short term loans	22,862	12,572
Proceeds from convertible bond	1,496	-
Repayments to related parties	-	(1,948)
Repayments of notes payable	(42,557)	-
Payments on short term loans	(16,940)	(9,295)
Net cash provided by financing activities	5,389	3,685
Effect of exchange rate changes on cash and cash equivalents	47	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	973	(4,203)
CASH AND CASH EQUIVALENTS, beginning of year	1,656	5,859
CASH AND CASH EQUIVALENTS, end of year	$2,629	$1,656

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,627	$1,541
Cash paid during period for taxes	$-	$-

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

Jonway’s approved scope of business operations includes the production and sale of vehicle spare parts, and the sale of UFO licensed vehicles.  The principal activities of Jonway are the production and sale of automobile spare parts and the production and distribution of SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.

With the completion of the acquisition of a majority interest in Jonway, the combined companies’ new product lines include the A380 SUV EV and the minivan EV. Both products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. Since the acquisition, the companies have been working on developing the joint product line, marketing and sales plans for the EV product lines.

Jonway received certification of the EV production line by the Chinese electric vehicle authorities, which occurred in February 2013. Meanwhile; the engineering teams from both companies are undertaking extensive testing of the A380 SUV EV at Jonway Auto and ZAP Hangzhou EV research and development center.

Our target is to deliver the EV A380 SUV and EV minivan in 2014, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,510 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In May 2012, we launched the gasoline-powered minivan models into China market. We expect this gasoline minivan series can contribute our business expansion across the world. In the meantime, Jonway auto established its three wholly-owned subsidiaries, namely, Taizhou Setting Co. Ltd, focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico. These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

 BASIS OF PRESENTATION AND CONSOLIDATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, Advanced Technology Vehicles, ZAP and ZAP Hong Kong for the years ended December 31, 2013 and 2012 and are in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou and our 50% interest in Shanghai Zapple using the equity method of accounting because we have significant influence but not control.

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

               In May 2012, we were approved up to an aggregate of $ 24.3 million of a credit line from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line was secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line, in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The loans were repaid in November 2013. The credit line expired in November 2013.

         In November 2013, we were approved up to an aggregate of $24.5 million of a credit line, with the credit exposure of $6.4 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line was secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.4 million in November 2013. The annual interest rate is 6.6%, and the loans are due in November 2014. We have also drawn $2.7 million in the form of notes payable as of December 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due onApril 24 and April 29, 2014.  As of December 31, 2013, the credit exposure of $6.4 million has been used, and $- million was still available for use. The credit line expires in November 2015.

         In December 2012, we were approved up to an aggregate of $4.1 million of a credit line, with the credit exposure of $4.1 million from Taizhou Bank. This credit line was guaranteed by related parties. As of December 31, 2013, the total outstanding loan under this credit line was $2.1 million. The annual interest rates are from 8.46% to 8.89%.The loans are due separately in January, February and May 2014, and have been repaid when due. A credit exposure of $2.0 million was used in the form of notes payable of $4.0 million with restricted cash of $2.0 million deposited with the bank. As of December 31, 2013, the total credit exposure of $4.1 million has been fully used. This credit line was reduced to $2.5 million in early 2014 when it was renewed.

         In December 2013, we were approved up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.2 million. As of December 31, 2013, $8.9 million was drawn down as notes payable with restricted cash of $4.45 million deposited with the bank.  As of December 31, 2013, the credit line of $8.9 million has been used, and $0.3 million ($0.15 million credit exposure) was still available for use. The credit line expires in December 2014.

In December 2012, we were also approved up to an aggregate of $4.8 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. This credit line expired in December 2013.

In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. As of December 31, 2013, the total outstanding loan under this credit line was $6.4 million, with $1.5 million restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from February 2014 to November 2014. Loans due as of the date of this report have been repaid when due. We have also drawn $177,000 in the form of notes payable as of December 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable, which were due in March 2014. As of December 31, 2013, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

        Jonway intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. The credit will also help advance new electric vehicle initiatives, launch new strategic global sales and marketing operations, bolster infrastructure, and finance working capital. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through December 31, 2014 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

 NOTE-2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, warranty costs, stock based compensation, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

 Concentration of Credit Risk

The Company’s operations are substantially carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations maybe substantially influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

	December 31, 2013	December 31, 2012

Balance sheet items, except for share capital, additional	$ 1=RMB 6.1122	$1=RMB 6.3090
paid in capital and retained earnings, as of year end

Amounts included in the statements of operations	$ 1=RMB 6.1171	$1=RMB6.3079
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

        Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Accounting standards establish a three level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. It was impracticable to determinate the fair value of the receivable from a related party and the distribution agreements. The three levels of inputs are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that is directly or indirectly observable;

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

         The Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are measured at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flows (Level 3 inputs).Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2013 are summarized below (in thousands):

                                                                       December 31, 2013
Assets		Level 1	Level 2	Level 3	Fair Value Measurements
Long-lived assets- 3-door SUV mold	(1)	-	-	$-	$-

Investments in joint ventures	(2)	-	-	$-	$-

                                                                       December 31, 2012
Assets		Level 1	Level 2	Level 3	Fair Value Measurements
Long-lived assets- 3-door SUV mold	(1)	-	-	$2,560	$2,560

Investments in joint ventures	(2)	-	-	$898	$898

Impairment loss
		2013	2012

Impairment loss on long-lived assets	(1)	$2,640	$2,560
Loss from equity in joint ventures	(2)	$899	$391

(1)
The original carrying value was $5.20 million ($5.12 million at the exchange rate of 12/31/2012). The Company recognized impairment charges of $2.64 million (included in “impairment loss of long-lived assets” on the face of consolidated statements of operations and comprehensive loss) and $2.56 million for the years ended December 31, 2013 and 2012, respectively. These charges were related to the impairment in the 3-door SUV mold equipment used in the Jonway Auto segment.

(2)	The Company recorded a loss of $899 and $391, respectively for the years ended December 31, 2013 and 2012.

         Accounts Receivable and Notes Receivable

 Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The allowance for doubtful accounts was $696, 000 and $201,000 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, ZAP has reserved $824,519 of its vehicle inventory that is held by Steve Schneider on River Road property that was being leased by ZAP from Steven Schneider. Mr. Schneider refuses to release this inventory until his lawsuit against the ZAP is heard by the courts.

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

 Product warranty costs

           Jonway provides a 2-year or 60,000 kilometer warranty for its SUV and minivan products. Jonway records the estimated cost of the product warranties at the time of sale using the estimated cost of product warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

Jonway	2013	2012
Balance as of January 1	$964	$1,097
Provision for warranties	732	1,115
Charges against warranties	(858)	(1,248)
Balance December 31	838	964
Less: long term portion	(207)	(229)
Current portion	$631	$735

$207,000 was included in “accrued liabilities and others- long term” on the consolidated balance sheets. $631,000 was included in long-term “accrued liabilities” on the consolidated balance sheets.

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

        Recent Accounting Pronouncements

         There have been no new accounting pronouncements that would have a material impact on the financial position of the Company.

NOTE 3– INVENTORIES, NET

Inventories, net at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012

Work in Process	$2,228	$2,155
Parts and supplies	2,906	4,178
Finished goods	4,881	7,144
	10,015	13,477
Less - inventory reserve	(1,981)	(2,325)
Inventories, net	$8,034	$11,152

Changes in the Company’s inventory reserve during the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Balance opening period	2,325	$1,577
Current provision for Jonway Auto	(529)	-
Current provision for inventory ZAP-net	185	748
Balance end of period	1,981	$2,325

NOTE 4 - Property, plant and equipment, net, and Land Use Rights

Property, plant and equipment, net at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012

Buildings and improvements	$21,473	$20,725
Machinery and equipment	48,572	48,081
Office furniture and equipment	518	499
Leasehold improvements	-	37
Vehicles	865	872
	71,428	70,214
Less: accumulated depreciation
and amortization	(23,424)	(16,857)
	$48,004	$53,357

Four pieces of land were acquired from the acquisition of Jonway auto in 2011.All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2013 and 2012, land use rights consist of the following:

	December 31, 2013	December 31, 2012

Land use right	$10,855	$10,558
Software	109	97
	10,964	10,655
Less: accumulated amortization	(912)	(657)
Less: accumulated Translation Adjustments	(44)	(231)
	$10,008	$9,767

As of December 31, 2013, estimated future amortization expense for land use rights is as follows (in thousands):

Year ending	Amortization
December 31,	Expense
2014	$255
2015	255
2016	255
2017	255
2018	255
Thereafter	8,733
$10,008

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $6.7 million and $5.7 million for the years ended December 31, 2013 and 2012.

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

       The goodwill and intangible assets at December 31, 2013 and 2012 are summarized as follows:

			Amortization and accumulated
		Net Book	translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the year ended	Value
	(In Years)	12/31/2012	12/31/2013	12/31/2013
Patents and Trademarks	7	$52	$(22)	$30
Customer Relationships	8.5	600	(75)	525
Developed Technology	7	1,567	(270)	1,297
In Process Technology	(a)	183	6	189
Trade name	(a)	2,169	70	2,239
Intangibles		$4,571	$(291)	$4,280

Goodwill		$324	$10	$334

(a)	The in process technology and trade name have been determined to have an indefinite life.

As of December 31, 2013, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year ending December 31,	Amortization Expense

2014	$424
2015	407
2016	402
2017	402
Thereafter	217
$1,852

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2013 and 2012 are presented below (in thousands):

	12/31/2013	12/31/2012

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less amortization	(6,721)	(5,281)
	$9,839	$11,279

Amortization expenses related to these distribution agreements for the years ended December 31, 2013and 2012was $1,440,000and $2,160,000, respectively.  Amortization is based over the term of the agreements. The estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2014	$1,440
2015	1,440
2016	1,440
2017	1,440
2018	1,440
Thereafter	2,639
Total	$9,839

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

NOTE 7 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World. Priscilla Lu, Ph.D., who is the current Chairman of the Board of ZAP, is also a director and General Partner of Cathaya Capital, which is a shareholder of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Jonway Group. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Jonway Group owns 25% of the equity shares of ZAP Hangzhou. Th ejoint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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

The carrying amount of Company’s investment in the joint ventures is as follows (in thousands):

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2011	$554	$736	$1,290
Less: investment loss	(123)	(280)	(403)
CTA	6	5	11
Balance as of December 31, 2012	437	461	898
Less: investment loss	(438)	(461)	(899)
CTA	1	-	1
Balance as of December 31, 2013	$-	$-	$-

The Company recorded a loss of $438,000 and $123,000 in ZAP Hangzhou, and a loss of $461,000 and $280,000 in Shanghai Zapple for the years ended December 31, 2013 and 2012 respectively.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows (in thousands):

	December 31,
	2013	2012
Shanghai Zapple
Total assets	$-	$1,472
Total liabilities	-	867
Revenue	-	-

Hangzhou ZAP
Total assets	1,346	1,682
Total liabilities	359	118
Revenue	$83	$922

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

              In May 2012, we were approved up to an aggregate of $24.3 million of a credit line from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line was secured by land and buildings on this land owned by Jonway and guaranteed by Jonway Group. Under the above credit line, in November 2012, Jonway borrowed one year short-term loans in the aggregate amount of approximately $7.3 million. The loans were repaid in November 2013. The credit line expired in November 2013.

         In November 2013, we were approved up to an aggregate of $24.5 million of a credit line, with the credit exposure of $6.4 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. When drawn down, the credit line was secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.4 million in November 2013. The annual interest rate is 6.6%, and the loans are due in November 2014. We have also drawn $2.7 million in the form of notes payable as of December 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in April 2014.  As of December 31, 2013, the credit exposure of $6.4 million has been used, and $- million was still available for use. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line, with the credit exposure of $4.1 million from Taizhou Bank. This credit line was guaranteed by related parties. As of December 31, 2013, the total outstanding loan under this credit line was $2.1 million. The annual interest rates are from 8.46% to 8.89%.The loans are due separately in January, February and May2014, and have been repaid when due. A credit exposure of $2.0million was used in the form of notes payable of $4.0 million with restricted cash of $2.0 million deposited with the bank. As of December 31, 2013, the total credit exposure of $4.1 million has been fully used.  This credit line was reduced to $2.5 million in early 2014 when it was renewed.

 In December 2013, we were approved up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.2 million. As of December 31, 2013, $8.9 million was drawn down as notes payable with restricted cash of $4.45 million deposited with the bank.  As of December 31, 2013, the credit line of $8.9 million has been used, and $0.3 million ($0.15 million credit exposure) was still available for use. The credit line expires in December 2014.

In December 2012, we were also approved up to an aggregate of $4.8 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. This credit line expired in December 2013.

In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings on this land owned by Jonway and guaranteed by related parties. As of December 31, 2013, the total outstanding loan under this credit line was $6.4 million, with $1.5 million restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from February 2014 to November 2014.Loans due as of the date of this report have been repaid when due. We have also drawn $177,000 in the form of notes payable as of December 31, 2013. We deposited 100% cash as restricted cash as collateral for these notes payable, which were due in March 2014. As of December 31, 2013, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

 Short term debt (in thousands)

	12/31/2013	12/31/2012
Loan from CITIC bank	$6,381	$7,133
Loan from ICBC	6,381	-
Loan from Taizhou Bank	2,127	1,585
Loan from Pay-Ins Prem	72	36
	$14,961	$8,754

In November 2012, Jonway borrowed a one year short-term loan in the aggregate amount of approximately $7.1 million from CITIC under the credit line. The annual interest rate is 6.60%, and expires in November 2013. It has been repaid when due. In November 2013, Jonway borrowed one year short-term loans in the aggregate amount of $6.4 million. The annual interest rate is 6.6%, and the loans are due in November 2014.The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 11, 2013, in which land use right and a building with a total carrying amount of $5.8million as of December 31, 2013 has been pledged as security for this loan. The shareholder and CEO Alex Wang also personally guaranteed these loans.

In December 2012, Jonway entered into two short-term loans with Taizhou Bank for the aggregating amount of $1.6 million. The annual interest rates were 8.06% and 8.46% respectively, and the loans were due in February and June 2013, respectively. The loans are guaranteed by Jonway Group, the shareholder Huaiyi Wang and his two families. The loan was repaid in 2013.In July, August and November 2013, the company borrowed a total of $2.1 million short term loans at interest rates of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by the related parties including Jonway Group, the shareholder Wang Huayi and other individuals. Loans of $1.3 million were due in January and February 2014, and were repaid when due. The remaining balance of $0.8 million will be due in May 2014.

The Company also borrowed loans from Industrial and Commercial Bank of China (ICBC) during 2013. In June 2013, Jonway borrowed a one year short-term loan of $1.1 million. The annual interest rate was 6.9%. In August 2013, Jonway borrowed a 6 months short-term loan of $0.8 million. The annual interest rate was 5.6%. In August 2013, Jonway borrowed a one year short-term loan of $ 1.2 million. The annual interest rate was 6.9%. In September 2013, Jonway borrowed a 6 months short-term loan of $0.7 million. The annual interest rate was 5.6%. In November 2013, Jonway borrowed a one year short term loan of $1.5 million.  The annual interest rate was 7.2%. In December 2013, Jonway borrowed a one year short term loan of $1.1 million. The annual interest rate was 7.2%. These loans were guaranteed by the related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and CEO Alex Wang. The Company also pledged buildings and land use right at a carrying value of $3.7 million with ICBC. Restricted cash of $1.5 million was also deposited with ICBC.

        The weighted average interest rates were 7.04% and 6.51% for the years ended December 31, 2013 and 2012, respectively.

Bank acceptance notes

As of December 31, 2013, the Company has bank acceptance notes payable in the amount of $15.7 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of December 31, 2013, the restricted cash for the notes was $9.3 million.

(in thousands)
	12/31/2013	12/31/2012
a) Bank acceptance notes payable to China Everbright bank	$8,891	$6,333
b) Bank acceptance notes payable to Taizhou bank	3,927	4,627
c) Bank acceptance notes payable to CITIC bank	2,700	5,608
d) Bank acceptance notes payable to ICBC	177	-
e) Bank acceptance notes payable to Yinzuo bank	-	1,268
f) Bank acceptance notes payable to Shanghai Pudong development bank	-	677
	$15,695	$18,513

a.
Notes payable to China Everbright bank include 114 bank acceptance notes expiring at various maturity dates from January 2014 to June 2014. The notes payable are guaranteed by land use right and a building at a total carrying value of $2.2 million. The Company is also required to maintain cash deposits of 50% of the notes payable with the bank, in order to ensure future credit availability.

b.
Notes payable to Taizhou bank include 68 bank acceptance notes expiring at various maturity dates from February 2014 to May 2014. The Company is required to maintain cash deposits of 50% of the notes payable with the bank, in order to ensure future credit availability.

c.
Notes payable to CITIC bank include 2 bank acceptance notes expiring on April 24 and April 29, 2014. The Company is required to maintain cash deposits of 100% of the notes payable with the bank, in order to ensure future credit availability.

d.
Notes payable to ICBC bank has 1 bank acceptance note due and paid in March 2014. The Company is required to maintain cash deposits of 100% of the notes payable with the bank, in order to ensure future credit availability.

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

NOTE 9 -SENIOR CONVERTIBLE DEBT-China Electric Vehicle Corporation (“CEVC”) Note

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013according to the representation letter dated March 21, 2012 from CEVC and accrues no interest with this new extension. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zheijiang Jonway Automobile, Co. Ltd. held by ZAP. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million.

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

In July 2013, this convertible note has been extended until August 12, 2014 with interest accrual at 8% per annum. According to ASC 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note will bear a market interest rate at 8%. With the new extension, the principal of $20.7 million will have the same conversion features to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company shall pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to (i) the Additional Interest accrued during such fiscal quarter divided by (ii) the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2015.

.
NOTE10- CONVERTIBLEBOND

On June 12, 2013, the Company signed a convertible bond agreement, pursuant to which a Convertible Bond would be put in place to fund the formation of JAZ (Jonway and ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to JAZ shares upon listing on the AIM market at a discount of 30% of the IPO price, and if no AIM listing will be achieved within the duration of Bond period then the Convertible Bond can be converted into ZAP shares at 30% below market price based on the average trading prices of the previous 120 days after notification by bond holder for shares conversion in whole or in part of the bond sum. The Convertible Bond bears interest at 12% per annum payable in arrears in full. As of December 31, 2013 the Company received $1.7 million ($1.50 million net of interest) of $2 million, leaving $300,000 yet to be received. A total of $0.18 million in amortization was recorded with the remaining balance of $0.55 million of the discount was offset against the Company’s equity account. The Bond has not been fully funded and the remaining $300,000 may not be forthcoming and its settlement date is uncertain. Therefore, the final amount of the Bond will not be determined until either the $300,000 is received or the principal amount of the Bond is reduced to $1.7 million. As of December 31, 2013, only the $1.7 million that has been funded is accounted for in the accompanying consolidated financial statements. Ratification by the Company’s board of directors of the final amount of the Bond is pending the definitive payment or nonpayment of the remaining$300,000.

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

JAZ is planning to list on the UK AIM next year, and is working with professionals in the UK to achieve this listing. JAZ will be the vehicle for ZAP to focus on EV sales and marketing and further technology development, and will provide access to capital and funds for the on-going development of EV product line and markets.

NOTE 11 - INCOME TAXES

The Company is subject to United States of America (“United States” or “US”) and People’s Republic of China (“China” or “PRC”) income tax on any profit generated, if any.

 Income (loss) before provision for income taxes consisted of:
	2013	2012
United States	$(7,759)	$(12,106)
China	(14,244)	(18,775)
	$(22,003)	$(30,881)

Provision for income taxes consisted of:

	2013	2012
Current provision:
US	$-	$-
China	-	-
Total current provision	-	-

Deferred provision (benefit):
US	-	-
China	(54)	282
Total Deferred provision (benefit)	(54)	282
Total provision (benefit ) for income taxes	$(54)	$282

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. The Company has no taxable income for the year so did not incur income taxes. The applicable income tax rate for the Company for both years ended December 31, 2013 and 2012 was 34%.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2013 and 2012 is presented below:

	For the years ended December 31,
	2013	2012
Net operating loss carryovers	$49,824	$47,942
Temporary differences, including
Stock based compensation	(6,456)	(6,248)
Fixed assets, due to differences in depreciation	(288)	(288)
Non-qualified options and warrants	(6,728)	(6,728)
Reserves on investments	(2,026)	(1,877)
Intangible assets, due to impairment	(99)	(99)
R&D credit	138	138
Amortization of debt discount	(1,691)	(1,294)

Total gross deferred tax assets	$32,674	$31,546
Valuation allowance	(32,674)	(31,546)
Net deferred tax assets	$-	$-

       The net change in the valuation allowances for the years ended December 31, 2013 and 2012 were an increase of $1.1 million and $2.0 million, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established.

       As of December 31, 2013, the Company had net operating loss carry forwards of approximately $146 million, which expires in the years 2014 through 2029.

       The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the years ended December 31, 2013 and 2012. The federal tax returns of 2010, 2011 and 2012 remain subject to examination. And the state tax returns from 2008 to 2012 remain subject to examination.

PRC

       Effective January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, the Company’s subsidiary in PRC is subject to an enterprise income tax rate of 25%. No provision for income taxes has been made as the Company has no taxable income for the periods.

       The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 is presented below (in thousand):

	For the years ended December 31,
	2013	2012
Deferred tax assets:
Property and equipment,
due to differences in depreciation	$303	$241
Inventories, due to impairment	236	369
Accrued liabilities	217	241
Net operating loss Carry forward	7,395	5,488
Total deferred tax assets, gross	8,151	6,339
Valuation allowance	(7,848)	(6,098)
Deferred tax assets, net of valuation allowance	303	241
Less: current portion	-	-
Non-current portion	$303	$241

          The non-current portion of deferred tax assets were included in the “Deposits and other assets” on the accompanying consolidated balance sheets.

          The net change in the valuation allowances for the years ended December 31, 2013 and 2012 was an increase of $1.8 million and $3.1 million, respectively.

          As of December 31, 2013, the Company had net operating loss carry forwards of approximately of $31.4 million, which expires in the years 2014 through 2018.

          The following table reconciled the U.S. statutory rates to the Company's effective rate for the years ended December 31, 2013 and 2012.

	For the years ended December 31,
	2013	2012
U.S. statutory rate	34.0%	34.0%
U.S. permanent differences	-34.0%	-34.0%
China income tax rate	25.0%	25.0%
Changes in DTA valuation allowance	-25.2%	-24.1%

Effective tax rate	-0.2%	0.9%

NOTE 12– STOCK-BASED COMPENSATION

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

-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options exercisable and outstanding at December 31, 2012	28,691	$0.44	5.0	--
Options forfeited and expired	(16,643)			--
Options exercisable and outstanding at December 31, 2013	12,048	$0.40	4.0	--

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2013 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at December 31, 2013.

As of December 31, 2013, total compensation cost of unvested employee stock options is $611,000.  This cost is expected to be recognized through December 31, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the years ended December 31, 2013 and 2012, as we have cumulative operating losses.

NOTE 13 – LOSS PER SHARE

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

	December 31,
	2013	2012
Net loss used in computing basic and diluted earnings per share	$(14,996)	$(21,825)
Basic and diluted loss per share	$(0.05)	$(0.07)
Basic weighted average shares outstanding	302,518	299,647

Anti-dilutive shares as of December 31:
Warrants outstanding	38,000	38,155
Options outstanding	12,047	28,691

For the years ended December 31, 2013 and 2012, 12.0 million and 28.7 million options, and 38.0 million and 38.2 million warrants, respectively were not included in the diluted loss per share because the average stock price was lower than the strike price of these options and warrants.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

A summary of non-cash investing and financing information is as follows (in thousands):

	December 31, ,
	2013	2012
Supplemental disclosure of non-cash investing and financing activities
Discount for beneficial conversion feature related to JAZ convertible bond	$728	$-
Prepaid interest expense for JAZ convertible bond	$77	$-
Note discount for convertible senior debt	$-	$2,172
Common stock issued for debt settlement	$-	$204

NOTE 15 – SEGMENT REPORTING

Operating Segments

 In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles, minivans and spare parts principally through distributors in China. The Advanced Technology Vehicles segment represents sales and marketing outside of China of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will transition to selling mostly Jonway’s EV A380SUV and EV minivan in 2013. The Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	Voltage Vehicles Car Lot	Advanced Technology Vehicles	ZAP Hong Kong	Totals

For the year ended December 31, 2013
Net sales	$50,631	$871	$-	$45	$-	$51,547
Gross profit (loss)	$797	$188	$-	$(33)	$-	$952
Depreciation and amortization	$5,541	$2,628	$-	$-	$-	$8,169
Net loss	$(14,190)	$(7,516)	$(174)	$(68)	$(1)	$(21,949)
Total assets	$86,971	$19,991	$-	$-	$71	$107,033

For the year ended December 31, 2012
Net sales	$49,265	$723	$142	$151	$-	$50,281
Gross profit (loss)	$1,071	$285	$(230)	$499	$-	$1,625
Depreciation and amortization	$5,062	$2,770	$6	$26	$-	$7,864
Net loss	$(19,057)	$(9,608)	$(1,859)	$(631)	$(8)	$(31,163)
Total assets	$91,396	$23,979	$235	$354	$-	$115,964

       Customer information

Approximately 98.2% or $50.6 million of our 2013 revenues are from sales in China.  Jonway Auto distributes its products to an established network of over 70factory level dealers in China with one customer contributing to 11% of our consolidated revenue. Approximately 98.0% or $49.3 million of our 2012 revenues are from sales in China. Jonway Auto distributes its products to an established network of over 100 factory level dealers in China with one customer contributing to 12% of our consolidated revenue.

Supplier information

For the years ended 2013 and 2012, approximately 98.5% or $49.8 million and 99.0% or $48.2 million of the consolidated cost of goods sold were purchased in China. For the year ended December 31, 2013 and 2012, Haerbin Dongan Auto, Engine Manufacturing Co., Ltd., as the sole supplier of engine to Jonway, accounted for22% and 21% of the total purchase, respectively.

NOTE 16-SHAREHOLDERS’ EQUITY

Common stock

2012 ISSUANCES

ZAP issued 1, 279,354 shares of common stock valued at $231,178 in exchange for consulting services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

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

Total warrants outstanding at December 31, 2012 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
Series D-2-Restricted	55	1.09	7-1-12
$0.50 Warrants-Restricted	18,000	0.50	6-1-14
$0.50 Warrants-Restricted	20,000	0.50	2-12-15
$0.70 Warrants-Unrestricted	100	0.70	6-2-13

	38,155

2013 ISSUANCES

ZAP issued 69,677 shares of common stock valued at $12,000 in exchange for engineering services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

Total warrants outstanding at December 31, 2013 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
$0.50 Warrants-Restricted	18,000	0.50	6-1-14
$0.50 Warrants-Restricted	20,000	0.50	2-12-15
	38,000

       55,000 of Series D-2 warrants and 100,000 of $0.70 unrestricted warrants expired in fiscal year 2013.

NOTE 17 – RELATED PARTY TRANSACTIONS

       Due from (to) related parties

      Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

      Amount due from related parties are as follows (in thousands):

	12/31/2013	12/31/2012
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$4,973	$3,093
JAZ	961	-
ZAP Hangzhou	127	-
Total	$6,061	$3,093

     Amount due to related parties are follows (in thousands):

	12/31/2013	12/31/2012
Jonway Group	$303	$122
Jonway Motor Cycle	113	181
Taizhou Huadu	631	431
Shanghai Zapple	36	36
ZAP Hangzhou	-	147
Ms. Lu	30	-
Betterworld	149	152
Cathaya Capital	1,147	90
Total	$2,409	$1,159

      Promissory notes and Down Payment Convertible Note from Jonway Group

      On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012. Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of December 31, 2013, no advance has been made to ZAP from Jonway Group.

      Transactions with Jonway Group

       Jonway Group is considered as a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in JonwayGroup. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $1.4 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

       Jonway Agreement with Zhejiang UFO

       Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

       According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following rates (historical exchange rate):

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

       Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  For the years ended December 31, 2013 and 2012, $706,000and $807,000 were recorded as assembling fees, respectively. Also during 2013, Jonway sold SUVs in the amount of $95,000 and spare parts in the amount of $8,255,000 to Zhejiang UFO. During 2012, Jonway sold SUVs in the amount of $415,000 and spare parts in the amount of $3,516,000 to Zhejiang UFO.

       Other Related Party Transactions

       During 2013, Jonway purchased spare parts in the amount of $55,000 and $1,214,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. During 2012, Jonway purchased spare parts in the amount of $154,000 and $1,173,000 from Jonway Motor Cycle and Taizhou Huadu, respectively.

NOTE 18– LITIGATION

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

      On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  In the Cross-Complaint, the Minority Board Member Defendants joined in bringing a cross-claim for a determination as to the rightful composition of the Board pursuant to California Corporations Code section 709.  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)  The Cross-Complaint also asserted the following purported claims:  (1) Steven Schneider’s claim for “breach of promise” against Pricilla Lu based on an alleged August 2009 oral promise that ZAP would provide Steven Schneider with a more favorable employment contract; (2) Steven Schneider’s claim for “breach of agreement to negotiate in good faith” against ZAP, based on ZAP’s alleged failure in August 2009 to negotiate an employment contract with Steven Schneider; (3) Mark Abdou’s claim against ZAP alleging that ZAP breached a Director Agreement with Mark Abdou (“Abdou Director Agreement”) by failing to pay all compensation allegedly due thereunder; (4) Mark Abdou’s claim for “breach of the covenant of good faith and fair dealing” against ZAP based on the alleged breaches of the Abdou Director Agreement; and (5) a claim against Lu for tortious interference with contractual relations (although the Cross-Complaint is unclear as to who is bringing the tortious interference claim against Lu and the factual basis for the claim).  The Cross-Complaint seeks an unspecified amount of damages and other consideration.

After two hearings, on March 3, 2014, the Court granted the motion of Priscilla Lu to dismiss all claims asserted by Mark Abdou and Steven Schneider in their Second Amended Cross-Complaint against Ms. Lu, without leave to amend. As a result of the Court’s ruling, five of the Abdou/Schneider causes of action have been dismissed, including all claims against Ms. Lu.  In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP.

    The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

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

The Court set January 15, 2015 as the trial date..

2.            A derivative lawsuit filed by Cathaya Capital against Steve Schneider, Mark Abdou, and Alex Wang also is scheduled to go to trial on January 1, 2015 and is being taken over by the Company, which is currently pursuing Steve Schneider to return inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to a new account.  In addition, on March 13, 2014, the Company filed a Cross –Complaint against Mark Abdou and Steve Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constrictive trust; and (4) an accounting.  This Cross-Complaint likewise is scheduled to go to trial on January 15, 2015.

3.           Integrity Automotive, LLC and Randall Waldman v. ZAP Motor Manufacturing,
Inc., et al., Complaint filed on March 2, 2010, Case No. 10 CI-01383 in the Jefferson Circuit Court, Division Ten, of the Commonwealth of Kentucky. The Complaint alleges causes of action for civil conspiracy, breach of fiduciary duties, conversion, and breach of contract and that the Defendants conspired against plaintiffs in connection with certain business transactions in Kentucky. Although no specific monetary demand is included, the Complaint seeks punitive damages, actual damages, and interest. All of the defendants answered and cross-complained on March 29, 2010, and discovery was served on plaintiffs requiring responses in early May 2010. The Company intends to defend itself vigorously in this matter and has recently learned that plaintiff Randall Waldman was arrested in Kentucky in late April, 2010, and charged with felonious criminal conduct. The Court indicated an intent to dismiss the case for failure to prosecute in early 2012 but the plaintiffs retained new counsel and successfully opposed the dismissal. There was no activity in the case that we are aware of in 2013.

4.           Rainbow Cycle &Marine &Siloam Springs Cycle, v. Voltage Vehicles, Arkansas Motor Vehicle Commission, Case No. 10-008. On April 1, 2010, Rainbow Cycle &Marine &Siloam Spring Cycle (the "Dealer"), an automobile dealer in the State of Arkansas, submitted a complaint to the Arkansas Motor Vehicle Commission (the "Commission") regarding 6 Xebra vehicles purchased from the Company in 2008, each at the price of $8,750.00. The Dealer requested that the Commission order the Company to refund all monies paid by the Dealer to the Company for the vehicles, to pay all transportation costs, and in addition to assess penalties and interest charges against the Company in an unspecified amount. The Commission issued a Notice of Hearing on August 11, 2010, setting a hearing for September 15, 2010 on the Dealer's Complaint. The Company responded with a Motion to Dismiss, which the Commission set for hearing on December 15, 2010 and at the same time continued the hearing on the Dealer's Complaint to the same date. After the hearing, the Commission ruled that the Company was required to refund the Dealer's purchase price for the vehicles and to pay for transportation of the vehicles off of the Dealer's premises. In response, the Company's local counsel filed a Petition for Judicial Review on March 1, 201 1 in the Circuit Court of Pulaski County, State of Arkansas, challenging the Commission's decision. On November 11, 201 1, the Circuit Court upheld the decision of the Commission, and the Company filed a notice of Appeal on December 16, 201 1, and the Arkansas Supreme Court reversed and remanded to the Commission for further proceedings on October 11, 2012. There has been no subsequent activity in this matter since that time of which we are aware. In the event of a final, unfavorable outcome, the potential loss to the Company associated with the refund would be approximately $57,000.

5.            Alvarez Lincoln - Mercury, Inc. vs. ZAP, Voltage Vehicles, Luizhou Wuling
Motors Co., Ltd., Pricilla Lu, and Steve Schneider, Complaint filed on May 30, 2012, in the Superior Court of the State of California, County of Riverside, Case No. RIC 1208152. The Complaint alleges causes of action for breach of written contract, money had and received, fraud by intentional misrepresentation, fraud by concealment, and fraud by negligent misrepresentation. The allegations contained in the Complaint include a claim that plaintiff believed it was purchasing 2010 model year vehicles but that in fact the vehicles were model year 2009. The case was settled on March 27, 2014.

6.           A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible

Per the terms of the Consent Decree, ZAP was to repurchase the vehicles of all eligible owners who requested a refund by no later than December 31, 2013 or 30 days after an eligible owner’s refund request, whichever is later.   The Company did not repurchase any owner vehicles by December 31, 2013.  ZAP began repurchasing vehicles in March, 2013.

On April 7, 2014, ZAP and the United States entered into an agreement to amend the Consent Decree wherein ZAP agreed to repurchase the vehicles of all eligible owners by no later than April 30, 2014. As of April 9, 2014, ZAP had repurchased at least 72 vehicles. The Company is planning on completing this buy-back program by April 30, 2014.

     The Company has accrued for estimated expenses related to above claims.

NOTE 19– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $7.7 million at December 31, 2013. The guarantee expires at variance dates from April 2014 to December 2014. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 20 – SUBSEQUENT EVENTS

In January and February 2014, Jonway repaid $0.65 million and $0.65 million of short term loans respectively to Taizhou Bank when they became due. In February and March 2014, Jonway repaid $0.82 million and $0.65 million of short term loans respectively to Industrial and Commercial Bank of China (ICBC) when due.

In February 2014, Jonway borrowed $0.33 million of short term loan from Taizhou Bank. The loan expires in August 2014 and the annual interest rate is 8.89%.

In March 2014, Jonway borrowed $0.79 million of short term loan from Industrial and Commercial Bank of China (ICBC). The loan expires in September 2014 and the annual interest rate is 5.6%. Restricted cash of the same amount was deposited with the bank.

In March 2014, Jonway borrowed $0.98 million from CITIC Bank. The loan expires in March 2015 and the annual interest rate is 7.08%. The Company pledged a building and land use right at an aggregate carrying value of $0.5 million to the bank.

From January to March 2014, approximately $9.71 million of notes payable matured.

From January to March 2014, approximately $6.61 million of notes payable were issued. The Company is required to main cash deposits of 50% of the notes payable with the bank. These notes payable expire at variance maturity dates from July 2014 to September 2014.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that there was one material weakness.

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness may result in reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and a number of audit adjustments to be identified by our auditors during their review and audit work.  This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures.

Managements Remediation Initiatives

    In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are considering utilizing outside accounting experts to assist us in accounting for future complex transactions and establishment of additional monitoring controls.

        Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Zap, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

          No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of April 15, 2014 are as follows:

Name	Age	Position
Alex Wang	31	Co-Chief Executive Officer/Director
Chuck Schillings	55	Co-Chief Executive Officer
Fung Chi Kwong	46	Chief Financial Officer
Priscilla Marilyn Lu, Ph.D.	61	Director, Chairman of the Board of Directors
Huai Yi Wang		Director
Goman Chong	39	Director
Co Nguyen	40	Director

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

Wang, Huai Yi is the founder and Chairman of Jonway Group, a multi-business enterprise owned 100% by him and his immediate family.  The company is headquartered in Taizhou, Zhejiang Province.  He founded Jonway Auto in 2004, which was a wholly owned 100% by Jonway Group until ZAP acquired 51% of the equity in January 2011.  Jonway Group also owns Jonway Motorcycle, which produces more than a million motorcycles a year, primarily focused at the international markets.  Jonway Group also owns a number of real estate enterprises that have real estates in Zhejiang Province.  He has had a long history in automobiles and owns a number of auto supply parts companies that supplies to Jonway Auto and other automobile companies.

Wang "Alex" Gang, CEO of Zhejiang Jonway Automobile Co. Ltd., graduated from the University of Sunderland in the United Kingdom with an undergraduate degree in business administration.  A member of the Zhejiang Council and member of the After 70's Elite Club in Taizhou, Mr. Wang has many years of manufacturing management experience as well as a broad overview of international market development and management.  Through his manufacturing innovations and international training, Mr. Wang has been able to enhance Jonway Auto's level of modernization and internationalization.

Goman Chong serves as a general partner of Cathaya Capital, L.P. He has also been the President of Daifu Waste Management Holdings Limited since September 2007, a medical waste management company invested in by Goldman Sachs. Mr. Chong served as the Chief Executive Officer of Daifu Group, a medical information portal, from June 2007 to January 2009. From April 2004 to January 2006, he served as a Business Development Manager in Beijing for News Corporation, a global media company. Mr. Chong received his MBA degree from the Tsinghua–M.I.T. Sloan joint program at Tsinghua School of Economics and Management in 2004, and his Bachelor of Arts degree in Economics, Statistics and Actuarial Science from the University of Toronto in 1997.

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

The officers and directors listed below, after re-constituting the Board in the Company's shareholder's meeting held in August, 2013, did not file a Form 3 for the fiscal year ended 2013.  None of these people, with the exception of Wang Huai Yi, currently own any shares and they are in the process of preparing to file Form 3’s.  However, filing the Form 3 may take some time due to the logistical issue that most of these people do not reside in the U.S. and do not have access to a U.S. authorized notary.

Chuck Schillings
Wang Huai Yi
Goman Chong
Co Nguyen
Fung Chi Kwong

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

ZAP’s Audit Committee is currently composed of Mr. Chong, Mr, Co Nguyen and Ms. Lu. At present, none of the audit committee members are deemed independent.

There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2013.

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

There was no compensation paid for services of the directors during fiscal year 2013.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2013 include ZAP’s Co-Chief Executive Officers and Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chuck Schillings, Co-Chief Executive Officer (3)	2013 2012	162,000 82,800	— —	— ---	37,149	— —	— —	— —	162,000 119,949
Alex Wang, Co-Chief Executive Officer	2013 2012	150,000 150,000	—	—		—	—	150,000	150,000 150,000
Fung Chi Kwong	2013	34,000							34,000

Benjamin Zhu Chief Financial Officer (4)	2012	140,000	--	--	97,267	--	--	--	237,267

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

(2) The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options or warrants granted in 2013):

2012
Dividends	None
Expected volatility	146.54 and 127.78
Risk free interest rate	0.79% to 1.11%
Expected life	6.06 years

 (3) Mr. Schillings was appointed Chief Operating Officer on June 17, 2012
 (4) Mr. Schillings was appointed Co-Chief Executive Officer on August 8, 2012

ZAP has two employment agreements at December 31, 2013 with Mr. Schillings as of June 17, 2012, and Mr. Fung Chi Kwong as of August 1, 2013.

Mr. Zhu’s agreement provided for a base salary of $140,000, an option grant of 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements. In 2012, Mr. Zhu was awarded an option grant of an additional 500,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years. If Mr. Zhu is terminated after three months of employment with ZAP, unless terminated for cause, by death or disability, Mr. Zhu will be paid an amount equal to his salary for the remainder of the 21-month period following his initial 3 months of employment. Mr. Zhu terminated his employment on August 6, 2013.

Mr. Schillings’ agreement provides for a base salary of $144,000 and an option grant of 400,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements.

Mr. Fung’s agreement provides for a base salary of $90,000 and certain travel reimbursements.

Name ___________	Option Awards _____________________________________________________				Stock Awards ________________________
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Chuck Schillings, Co-Chief Executive Officer	253,000	147,000	$0.10	07/31/2022	-	-
Alex Wang, Co-Chief Executive Officer	1,332,000	1,668,000	$0.43	9/6/2016	--	--

Outstanding Equity Awards at 2013 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 14, 2014 for (i) each director, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is ZAP’s address: 501 Fourth Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 501 Fourth Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 14, 2014 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 14, 2014, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 14, 2014 that were exercisable on or within 60 days after April 14, 2014, and references to restricted stock units in the footnotes of the table below include only restricted stock units outstanding as of April 14, 2014 that would vest and could settle on or within 60 days after April 14, 2014. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 302,518,002 shares of Common Stock outstanding on April 14, 2014 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 14, 2014.

Name	Number of Shares Beneficially Owned	Percent Owned
Cathaya Capital L.P. (2)	195,981,276	44.36%
Alex Wang	88,690,981	20.08%
Priscilla Lu (3)	6,600,364	1.49%
Goman Chong	10,000	- *
Directors and Executive Officers as a group	291,282,621	65.93%

Goldenstone Worldwide Limited	30,000,000	6.79%
The Banks Group (1)	12,848,297	2.91%
All other holders of shares, warrants and options	107,648,724	24.37%
Total Fully diluted shares (4)	441,779,642	100.00%

* Less than one percent

(1) Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks,   and   Banks Development, an affiliate of the Banks Group.

(2) Includes (a) 90,981,276 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant (see 3).

(3) Dr. Lu is the Chairman of the Board of Directors of ZAP and is also founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P.; a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World. Accordingly, Ms. Lu represents Cathaya Capital who is the beneficial ownership and this may be deemed to include (a) a promissory note convertible into 90,981,276 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,600,364 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 15, 2014 held by Dr. Priscilla Marilyn Lu on behalf of Cathaya Capital. Dr. Lu as per Cathaya Capital’s Limited Partner Agreement, and General Partner Agreement, manages the investment of the portfolio companies, Better World, CEVC and ZAP.

(4) Includes shares, options and warrants described in the notes above, as applicable

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC. On March 22, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note from August 12, 2012 to August 12, 2013 and the interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. In July 2013 this convertible note has been extended until August 12, 2014 with interest accrual as determined by the auditors, at 8% per annum. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2015.

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

In determining independence, the Board of Directors reviews and seeks to determine whether directors have any material relationship with ZAP, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors reviews business, professional, charitable and familial relationships of the directors in determining independence. A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is, or at any time during the past three years was, employed by ZAP, or he or she is an executive officer of an entity that has an executive officer of ZAP serving on the compensation committee of its board of directors.  Mr. Wang is not deemed independent because he is an executive officer of ZAP and ZAP’s 51% owned subsidiary, Jonway. Ms. Lu, and Mr. Chong  are not deemed independent because they are general partners of Cathaya Capital, L.P., which along with its affiliates, beneficially owns more than 50% of ZAP. Mr. Co Nguyen is not deemed independent because he is the CFO of Cathaya Capital.  Mr. Wang Huai Yi is not deemed independent because he is the minority owner of Jonway Auto.

ZAP’s Audit Committee is currently composed of Mr. Chong, Mr. Co Nguyen and Ms. Lu. None of whom are deemed independent.  The Audit Committee should be a three director committee and as such, ZAP does not comply with the NASDAQ criteria

Item. 14 Principal Accountant Fees and Services
Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category	Fiscal 2013 Fees __________	Fiscal 2012 Fees __________
Audit Fees	$150,000	$200,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	— __________	— __________
Total Fees	$150,000	$200,000

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
4.8
Zap Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.2 to Zap’s Form 8K filed January 25, 2011)

4.9
Amendment No. 1 to Note dated March 31, 2011 in favor of China Electric Vehicle Corporation (amending Zap Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.4 to Zap’s Form 10Q filed May 17, 2011)

4.10
Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.3 to Zap’s Form 8K filed January 25, 2011)

4.11
Amendment No.1 to Warrant dated March 31, 2011issued to China Electric Vehicle Corporation (amending Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.3 to Zap’s Form 10Q filed May 17, 2011)

9.1
ZAP Subordinated Convertible Promissory Note dated February 11, 2010  in favor of Samyang Optics Co., Ltd. dated January 27, 2010 (incorporated by reference to Exhibit 10.73 to Zap’s Form 10K filed April 15, 2011)

10.1*
Amended and Restated Voting Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.5 to Zap’s Form 8K filed January 25, 2011)

10.2*	Zap 2002 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-131501) filed February 3, 2006
10.3*	Zap 2004 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-117560) filed July 22, 2004)
10.4*	Zap 2006 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)
10.5*	Zap 2007 Incentive Stock Plan (incorporated by reference to Exhibit 4.2 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)

10.6*	Zap 2008 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-157954) filed March 13, 2009)
10.7	Employment Agreement dated June 10, 2009 by and between Zap and Gary Dodd (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed June 18, 2009)
10.8
Amendment to Prior Employment Agreement dated August 6, 2009 by and between Zap and Steven Schneider (amending and restating prior employment agreement)  (incorporated  by reference to Exhibit 10.9 to Zap’s Form 8K filed August 10, 2009)

10.9
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

10.24	Promissory Note dated December 11, 2011 by Zhejiang Jonway Automobile Co., Ltd. in favor of Jonway Group Co. Ltd. (filed herewith)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Zap’s Form 10-K filed on April 15, 2011)
23.1	Consent of Friedman LLP (filed herewith)
31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certifications of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	Exhibit 101.INS
101.SCH*	Exhibit 101.SCH
101.CAL*	Exhibit 101.CAL
101.DEF*	Exhibit 101.DEF
101.LAB*	Exhibit 101.LAB
101.PRE*	Exhibit 101.PRE

______________

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

ZAP

Date: April 15, 2014
By:  /s/ Chuck Schillings
_________________________

Chuck Schillings
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2014
By:  /s/ Alex Wang
_________________________

Alex Wang
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2014
By: /s/ Fung Chi Kwong
_________________________

Fung Chi Kwong
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Charles Schillings, Alex Wang and Fung Chi Kwong as his or her attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ Chuck Schillings _________________________ Chuck Schillings	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2014

By: /S/ ALEX WANG _________________________ Alex Wang	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2014

By: /S/ FUNG CHI KWONG _________________________ Fung Chi Kwong	Chief Financial Officer (principal financial and accounting officer)	April 15, 2014

By: /S/ PRISCILLA LU _________________________ Priscilla Lu	Director and Chairperson	April 15, 2014

By: /S/ GOMAN CHONG _________________________ Goman Chong	Director	April 15, 2014

By: /S/ Huaiyi Wang _________________________ Huaiyi Wang	Director	April 15, 2014
By:/S/ Co Nguyen	Director	April 15, 2014
Co Nguyen