Form 10-Q
period 2014-03-31
ZAP
filed 2014-05-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes  ☐   No  ☒

As of May 12, 2014, there were 392,702,074 shares outstanding of the registrant’s common stock.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013

Current assets:

Cash and cash equivalents	$1,918	$2,629
Restricted Cash	7,790	10,758
Notes receivable	-	185
Accounts receivable	5,026	5,351
Inventories, net	7,928	8,034
Prepaid expenses and other current assets	471	1,007
Total current assets	23,133	27,964

Property, plant and equipment, net	46,627	48,004
Land use rights, net	9,864	10,008
Other assets:
Distribution fees for Jonway Products and
Better Worlds Products,net	9,479	9,839
Intangible assets, net	4,137	4,280
Goodwill	331	334
Due from related party	3,163	6,061
Deposits and other assets	590	543
Total other assets	17,700	21,057
Total assets	$97,324	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$14,116	$14,961
Convertible Bond	1,244	1,153
Senior convertible debt	20,679	20,679
Accounts payable	20,828	23,648
Accrued liabilities	7,609	7,874
Notes payable	12,494	15,695
Advances from customers	4,645	5,233
Taxes payable	791	1,704
Due to related party	4,786	2,409
Other payables	3,458	3,574
Total current liabilities	90,650	96,930

Long term liabilities:
Accrued liabilities and others	918	752
Total liabilities	91,568	97,682

Commitments and contingencies

ZAP Shareholders' Equity
Common stock, no par value; 800 million shares authorized;
302,518,002 and 302,518,002 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	232,659	231,125
Accumulated other comprehensive income	1,647	1,707
Accumulated deficit	(235,794)	(232,417)
Total ZAP shareholders’ equity	(1,488)	415
Non-controlling interest	7,244	8,936
Total equity	5,756	9,351
Total liabilities and equity	$97,324	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three months ended March 31,
	2014	2013

Net sales	$6,821	$14,365
Cost of goods sold	(7,792)	(13,615)
Gross profit	(971)	750

Operating expenses:
Sales and marketing	734	1,433
General and administrative	2,064	1,976
Research and development	186	150
Total operating expenses	2,984	3,559

Loss from operations	(3,955)	(2,809)

Other income (expense):
Interest expense, net	(876)	(822)
Loss from equity in joint venture	-	(485)
Other Income	124	188
Total income (expense)	(752)	(1,119)
Loss before income taxes	(4,707)	(3,928)
Income tax benefit(expense)	(304)	13
Net Loss	$(5,011)	$(3,915)
Less: loss attributable to non-controlling interest	1,634	1,155
Net loss attributable to ZAP’s common shareholders	$(3,377)	$(2,760)

Net Loss	(5,011)	(3,915)
Other Comprehensive income(loss)
Foreign currency translation adjustments	(118)	206
Other comprehensive income(loss)	(118)	206
Total comprehensive income (loss)	(5,129)	(3,709)
Less : Comprehensive loss attributable to non-controlling interest	1,692	1,054
Comprehensive loss attributable to ZAP’s common shareholders	$(3,437)	$(2,655)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	302,518	302,518

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,011)	$(3,915)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	34	85
Depreciation and amortization	2,079	1,965
Provision for (recovery of) doubtful accounts	2	(6)
Inventory reserve	(32)	(74)
Loss from joint venture and other investments	-	485
Deferred tax expense(benefit)	304	(13)
Amortization of debt discount	91	391
Changes in assets and liabilities:
Accounts receivable	282	(617)
Notes Receivable	185	919
Inventories	73	1,673
Prepaid expenses and other assets	177	(1,582)
Due from related parties	2,887	(518)
Accounts payable	(2,666)	(764)
Accrued liabilities	(52)	(385)
Taxes Payable	(901)	320
Advances from customers	(550)	(1,758)
Due to related parties	2,451	-
Other payables	(154)	(912)
Net cash used for operating activities	(801)	(4,706)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(480)	(335)
Net cash flows used in investing activities:	(480)	(335)

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months ended March 31,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	2,910	(4,197)
Proceeds from notes payable	6,643	13,316
Proceeds from short term loans	2,109	5,558
Proceeds from equity investment	1,500	-
Repayments of notes payable	(9,748)	(9,167)
Payments of short term loans	(2,837)	(817)
Net cash provided by financing activities	577	4,693
Effect of exchange rate changes on cash and cash equivalents	(7)	(103)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(711)	(451)
CASH AND CASH EQUIVALENTS, beginning of period	2,629	1,656
CASH AND CASH EQUIVALENTS, end of period	$1,918	$1,205

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$314	$197
Cash paid during period for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

Our target is to deliver the EV A380 SUV and EV minivan in 2014, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 60,000 or over $9,510 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In the meantime, Jonway auto established its three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd. focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico. These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

 BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the three months ended March 31, 2014 and 2013 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principals (“GAAP”).  In these financial statements, “subsidiaries” are companies that are over 50% controlled, the financial statements of which are consolidated with those of the Company.  Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 and 2013 may not be indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

LIQUIDITY AND RESOURCES

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Our principal sources of liquidity consist of our existing cash on hand and bank facilities from China-based banks for Jonway Auto.

In November 2013, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed an additional one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. We have also drawn down $2.7 million in the form of notes payable as of March 31, 2014. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due on April 24 and April 29, 2014.  As of March 31, 2014, the credit exposure of $7.3 million has been fully used. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of March 31, 2014, the total outstanding under this credit line was $1.1 million. The annual interest rate is 8.89%.The loans are due separately in May and August 2014. A credit exposure of $1.0 million was used in the form of notes payable of $2.0 million with restricted cash of $1.0 million being deposited with the bank. As of March 31, 2014, the total credit exposure of $2.1 million has been used.

In December 2013, we were approved up to an aggregate of $9.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.5 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of March 31, 2014, $7.9 million was drawn down as notes payable in which $1.2 million was without a restricted cash deposit. The amount of restricted cash deposited with the bank was $3.4 million.  As of March 31, 2014, the credit exposure of $4.5 million has been fully used. The credit line expires in December 2014.

In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of March 31, 2014, the total outstanding loan under this credit line was $5.7 million with$0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from June 2014 to November 2014. As of March 31, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

As of March 31, 2014, Jonway had $14.1 million in short term bank loans outstanding, which are borrowed from the above stated China-based banks with interest rates ranging from 5.60% to 8.89% per annum and expire at various times through March 2015.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through March 31, 2015 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew the convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

	March 31, 2014	December 31, 2013

Balance sheet items, except for share capital, additional	$ 1=RMB 6.1632	$1=RMB 6.1122
paid in capital and retained earnings

Amounts included in the statements of operations	$ 1=RMB 6.0969	$1=RMB 6. 1171
and cash flows for the periods

            Recent Accounting Pronouncements

            There have been no new accounting pronouncements that would have a material impact on the financial position of the Company.

NOTE 3– INVENTORIES, NET

            Inventories are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013

Work in Process	$2,474	$2,228
Parts and supplies	3,618	2,906
Finished goods	3,713	4,881
	9,805	10,015
Less - inventory reserve	(1,877)	(1,981)
Inventories, net	$7,928	$8,034

 Changes in the Company’s inventory reserve are as follows (in thousands):

	March 31, 2014	December 31, 2013
Balance opening period	1,981	$2,325
Current provision for Jonway Auto	-	(529)
Current provision for inventory ZAP	(104)	185
Balance end of period	1,877	$1,981

NOTE 4– INVESTMENT IN JOINT VENTURES

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

The carrying amount of the Company’s investment in the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2012	$437	$461	$898
Less: investment loss	(438)	(461)	(899)
CTA	1	--	1
Balance as of December 31, 2013	--	--	--
Less: Investment loss	--	--	--
CTA	--	--	--
Balance as of March 31, 2014	$--	$--	$--

The carrying amount of the Joint Venture investment had been written down to $0 as of December 31, 2013. The Company recorded a loss of $0 and $24,000 in ZAP Hangzhou for the three months ended March 31, 2014 and 2013, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $0 and $461,000 in Shanghai Zapple for the three months ended March 31, 2014 and 2013 respectively. These losses relate to investment in non-consolidated joint ventures accounted for under the equity method of accounting because the company does not have control.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows: (in thousands)

	March 31, 2014	December 31, 2013
Shanghai Zapple
Total assets	$--	$--
Total liabilities	--	--
Revenue	--	--
Hangzhou ZAP
Total assets	1,217	1,346
Total liabilities	340	359
Revenue	$--	$83

NOTE 5 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In November 2013, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. We have also drawn down $2.7 million in the form of notes payable as of March 31, 2014. We deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due on April 24 and April 29, 2014.  As of March 31, 2014, the credit exposure of $7.3 million has been fully used. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of March 31, 2014, the total outstanding under this credit line was $1.1 million. The annual interest rate is 8.89%.The loans are due separately in May and August 2014. A credit exposure of $1.0 million was used in the form of notes payable of $2.0 million with restricted cash of $1.0 million being deposited with the bank. As of March 31, 2014, a total credit exposure of $2.1 million has been used.

In December 2013, we were approved up to an aggregate of $9.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.5 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of March 31, 2014, $7.9 million was drawn down as notes payable in which $1.2 million was without a restricted cash deposit. The amount of restricted cash deposited with the bank was $3.4 million.  As of March 31, 2014, the credit exposure of $4.5 million has been fully used. The credit line expires in December 2014.

In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of March 31, 2014, the total outstanding loan under this credit line was $5.7 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from June 2014 to November 2014. As of March 31, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

 Short term debt

In November 2013, Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million from CITIC. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed $0.98 million from CITIC Bank. The loan expires in March 2015 and the annual interest rate is 7.08%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 11, 2013, in which a land use right and a building with a total carrying amount of $6.2 million as of March 31, 2014 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

In July, August and November 2013, the company borrowed a total of $2.1 million of short term loans at interest rates of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by related parties including Jonway Group, the shareholder Wang Huayi and other individuals. Loans of $1.3 million were due in January and February 2014, and were repaid when due. The remaining balance of $0.8 million will be due in May 2014. Jonway borrowed a short-term loan of $0.3 million in February 2014 at the annual interest rate of 8.89% which is due in August 2014.

The Company also borrowed loans from Industrial and Commercial Bank of China (ICBC) during 2013. In June 2013, Jonway borrowed a one year short-term loan of $1.1 million. The annual interest rate was 6.9%. In August 2013, Jonway borrowed a 6 months short-term loan of $0.8 million. The annual interest rate was 5.6%. The loan was repaid when due in February 2014.  In August 2013, Jonway borrowed a one year short-term loan of $ 1.1 million. The annual interest rate was 6.9%. In September 2013, Jonway borrowed a 6 months short-term loan of $0.7 million. The annual interest rate was 5.6%. The loan was repaid when due in March 2014.  In November 2013, Jonway borrowed a one year short term loan of $1.5 million.  The annual interest rate was 7.2%. In December 2013, Jonway borrowed a one year short term loan of $1.1 million. The annual interest rate was 7.2%.In March 2014, Jonway borrowed a 6 months short-term loan of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 5.6% and is due in September 2014. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.65 million with ICBC.

The weighted average annual interest rate during 2013 was 7.04%. In the first quarter of 2014, the weighted average annual interest rate was 6.95%.

(in thousands)

	3/31/2014	12/31/2013
Loan from CITIC bank	$7,301	6,381
Loan from ICBC	5,656	6,381
Loan from Taizhou Bank	1,136	2,127
Loan from Pay-Ins Prem	23	72
	$14,116	$14,961

As of March 31, 2014, the Company has bank acceptance notes payable in the amount of $12.5 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of March 31, 2014, the restricted cash for the notes was $7.0 million.

Bank acceptance notes – 3 to 6 month term for each note issued (in thousands)

	3/31/2014	12/31/2013
a) Bank acceptance notes payable to China Everbright bank	$7,870	$8,891
b) Bank acceptance notes payable to Taizhou bank	1,947	3,927
c) Bank acceptance notes payable to CITIC bank	2,677	2,700
d) Bank acceptance notes payable to ICBC	-	177
	$12,494	$15,695

a.
Notes payable to China Everbright bank have various maturity dates from May 2014 to September 2014. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

b.
Notes payable to Taizhou bank have various maturity dates from April 2014 to August, 2014. The Company is required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

c.	Notes payable to CITIC bank will be due in April 2014. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

d.	Notes payable to ICBC were due in March 2014 and repaid. The Company was required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

 NOTE 6- CONVERTIBLE BOND

On June 12, 2013, the Company signed a convertible bond agreement, pursuant to which a Convertible Bond would be put in place to fund the formation of JAZ (Jonway and ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to JAZ shares upon listing on the AIM market at a discount of 30% of the IPO price, and if no AIM listing will be achieved within the duration of Bond period then the Convertible Bond can be converted into ZAP shares at 30% below market price based on the average trading prices of the previous 120 days after notification by bond holder for shares conversion in whole or in part of the bond sum. The Convertible Bond bears interest at 12% per annum payable in arrears in full. As of March 31, 2014, the Company received $1.7 million ($1.50 million net of interest) of $2 million, leaving $300,000 yet to be received. A total of $0.18 million in amortization was recorded with the remaining balance of $0.55 million of the discount was offset against the Company’s equity account. The Bond has not been fully funded and the remaining $300,000 may not be forthcoming and its settlement date is uncertain. Therefore, the final amount of the Bond will not be determined until either the $300,000 is received or the principal amount of the Bond is reduced to $1.7 million. As of March 31, 2014, only the $1.7 million that has been funded is accounted for in the accompanying consolidated financial statements. Ratification by the Company’s board of directors of the final amount of the Bond is pending the definitive payment or nonpayment of the remaining$300,000.

On March 30, 2014 and April 22, 2014 a bondholder requested an early conversion of $300,000 of the principle balance of the Bond into shares of the Company’s common stock.   The Company permitted the bondholder to exercise his conversion rights subject to the terms and conditions of an agreement dated April 23, 2014 which, among other things, calculated conversion prices for the Company’s common stock based upon the conversion terms set forth in the Bond. Till our report date, the common stock hasn’t been issued yet and will be issued in the 2nd quarter of 2014.

NOTE 7 – SEGMENT REPORTING

Operating Segments

In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Vehicles segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles, minivans and spare parts principally through distributors in China. The Advanced Technology Vehicles segment represents sales and marketing outside of China of the ZAPTRUCK XL, the ZAPVAN Shuttle and the Xebra® Sedan and will transition to selling mostly Jonway’s EV A380SUV and EV minivan in 2014. The Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

     The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

			Voltage	Advanced
	Jonway		Vehicles	Technology	ZAP Hong
	Auto	ZAP	Car outlet	Vehicles	Kong	Total

For the three months ended March 31, 2014:
Net sales	$6,733	$88	$-	$-	$-	$6,821
Gross profit (loss)	$(994)	$23	$-	$-	$-	$(971)
Depreciation and amortization	$1,423	$656	$-	$-	$-	$2,079
Net profit (loss)	$(3,334)	$(1,677)	$-	$-	$-	$(5,011)
Total assets	$77,722	$19,464	$-	$-	$138	$97,324

For the three months ended March 31, 2013

Net sales	$14,235	$123	$-	$7	$-	$14,365
Gross profit (loss)	$649	$50	$-	$51	$-	$750
Depreciation and amortization	$947	$657	$-	$1	$-	$1,605
Net loss	$(2,358)	$(1,605)	$-	$48	$-	$(3,915)
Total assets	$94,227	$22,884	$179	$377	$-	$117,667

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 99% or $6.7 million of our revenues for the three months ended March 31, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing 14% of our consolidated revenue. Approximately 99% or $14.2 million of our revenues for the three months ended March 31, 2013 are from sales in China. Jonway Auto distributed its products to an established network of over 70 factory level dealers in China with one customer contributing 11% of our consolidated revenue.

Supplier information

For the three months ended March 31, 2014 and 2013, approximately 99% or $7.7 million and 99% or $13.6 million of the consolidated cost of goods sold were purchased in China. For the three months ended March 31, 2014 and 2013, Haerbin Dongan Auto, Engine Manufacturing Co., Ltd., as the sole supplier of engines to Jonway, accounted for 29% and 21% of the total purchases, respectively.

NOTE 8– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows (in thousands):
	3/31/2014	12/31/2013
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$2,130	$4,973
JAZ	1,033	961
ZAP Hangzhou	-	127
Total	$3,163	$6,061

Amount due to related parties are follows (in thousands):
	3/31/2014	12/31/2013
Jonway Group	$2,351	$303
Jonway Motor Cycle	126	113
Taizhou Huadu	736	631
Shanghai Zapple	37	36
Ms. Lu	30	30
Betterworld	149	149
Cathaya Capital	1,357	1,147
Total	$4,786	$2,409

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the three months ended March 31, 2014 and 2013, Jonway made purchases from Jonway Group of $217,000 and $316,000.

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

NOTE9- SHAREHOLDERS’ EQUITY

In February 2014, a binding letter of commitment in equity investment in ZAP was signed between ZAP and some investors in China. Based on the agreement, the investors agreed to invest $1,500,000-$2,000,000 to ZAP to pay for the buyback of the 2008 Xebras as mandated by the Department of Transportation. Also based on the agreement, upon receiving the investment, ZAP’s common shares will be issued. The strike price of the shares issued will be at $0.06 per share which is discounted from the average price of the last 60 days at the time the agreement was signed, which is approximately $0.09 per share, resulting in the issuance of 25 million shares for $1,500,000 and 33,333,333 shares if $2,000,000 was reached. As of March 31, 2014, ZAP has already received the cash investment of $1,500,000 and recorded in “common stock” on the condensed consolidated balance sheet. As of the report date, common shares have not been issued yet. The Company expects to issue these shares in the 2nd quarter of 2014.  As of the report date, US$1.9 million of the $2 million has been received.

NOTE 10– LITIGATION

On March 13, 2014, the Company filed its own operative First Amended Cross-Complaint in the Cathaya Lawsuit (the “ZAP Cross-Complaint”) against Abdou and Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting.  By the ZAP Cross-Complaint, the Company is, among other things, pursuing Schneider and Abdou for return of inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to another account.

The Court set January 15, 2015 as the trial date for all parties’ claims asserted in the Cathaya Lawsuit.

Other Regulatory Compliance Matters

ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that it is in non -compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non- compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non- compliance issues.

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

On April 7, 2014, ZAP and the United States who entered into an agreement to amend the Consent Decree wherein ZAP agreed to repurchase the vehicles of all eligible owners by no later than April 30, 2014.

On April 30, 2014, ZAP reported to NHTSA that the Company increased the number of vehicle owners it deemed eligible for a refund from 311 to 315 and that ZAP had either delivered or mailed full refund checks to 314 vehicle owners. The remaining vehicle owner requested the check be hand delivered on May 2, 2014 and received payment on that day.

Per the terms of the Consent Decree, ZAP has 30 days after it issues a refund to arrange for the pick up of a vehicle. As of May 12, 2014 the Company has picked up 263 vehicles and it plans on picking up remaining vehicles within the 30 day time frame.  As of May 10, 2014 all payments have been remitted.

       The Company has accrued for estimated expenses related to the above claims.

 NOTE 11 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $7.0 million and $7.7 million as of March 31, 2014 and 2013, respectively. The guarantee expires at variance dates from April 2014 through December 2014. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 12 – SUBSEQUENT EVENTS

In May 2014, Jonway repaid $0.81 million of a short term loan to Taizhou Bank when they became due. In April 2014, Jonway partially repaid $0.56 million of a short term loan to CITIC Bank.

In May 2014, Jonway borrowed $0.81 million of a short term loan from Taizhou Bank. The loan expires in November 2014 and the annual interest rate is 8.89%.

In April 2014, Jonway borrowed $0.81 million of short term loan from Industrial and Commercial Bank of China (ICBC). The loan expires in April 2015 and the annual interest rate is 5.6%. Restricted cash of the same amount was deposited with the bank.

From April 2014 to May 2014, approximately $4.07 million of notes payable matured.

In April 2014, approximately $7.39 million of notes payable were issued. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with the bank. These notes payable expire in October 2014.

On April 29, 2014, the Company, Cathaya Capital L.P and Korea Yung (“Yung”) entered into an agreement (“Agreement”) to amend the terms of Yung’s Convertible Bond. The Agreement provides that in the event the Company is unable to make the required Bond payment to Yung on or before June 20, 2014, the Company will be required to provide Yung with written notice setting forth the Company’s proposal to extend the June 20, 2014 maturity date which proposal to subject to approval by Yung in her absolute discretion. The Agreement also provides that in the event either the Company or Zhejiang Jonway Automobile Co. Ltd. (“Jonway”) is a party to a change of control transaction or a sale of assets, the proceeds from such transactions, subject to applicable law, shall first be applied by the Company toward the Bond payments to Yung prior to payments to any other creditors of either the Company or Jonway. Lastly, the Agreement provides that in the event of the liquidation and dissolution of the Company, the Bond payments to Yung, in compliance with applicable law, shall have priority over payments to other of the Company’s unsecured creditors and that Cathaya Capital L.P. will subordinate to the Bond payments to Yung all preferences to which Cathaya Capital L.P. would be entitled upon such liquidation and dissolution.

Cathaya Operations Management Limited, China Electric Vehicle Corp and Ms. Lu have elected to convert the amounts recorded as due to related parties to common stock.  The amount of $937,312 due to Cathaya Operations Management Limited and the amount of $30,231 due to Ms. Lu have been converted into 17,819,783 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 17,819,783 shares of common stock have been issued in April 2014.

Ms. Lu has elected to have her investment in the Convertible bond of $300,000 converted to 4,862,237 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 4,862,237 shares of common stock have been issued in May 2014.

.    China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $639,068 due on the $20.7 million convertible note to 6,439,552 shares of common stock at the average of the closing prices for each trading day during such fiscal quarter ended on (and including) the last trading day of such fiscal quarter. The 6,439,552 shares of common stock have been issued in April 2014.

.     In March 2014, Jonway Group agreed to pay all of the outstanding mold expenses of the Minivan that is currently still outstanding, and in return ZAP will share half of the asset value and share the IPR (50%) of the Minivan with Jonway Auto. The Minivan was purchased by ZAP from a prior agreement between ZAP and Jonway Group which was signed on January 18, 2012.  In return for ZAP receiving worldwide exclusivity for the sales, distribution, and product IPR rights for all current and future models of the compressed natural gas (“CNG”) versions of Jonway Auto’s Products, including, but not limited to, SUV, minivan, and all other models, the Company’s Board of Directors authorized on March 28, 2014 to issue 61,000,000 shares of common stock to the companies owned by the Co-CEO and shareholder Alex Wang, including 20,000,000 shares to Major Management Limited, 20,000,000 shares to Max Reliance Management Limited and 21,000,000 shares to New Dragon Management Limited. The 61,000,000 shares of common stock have been issued in April 2014.

In May 2014, ZAP issued 62,500 shares of common stock to Jeffery and Karen Bank, who paid $5,000 in cash on behalf of ZAP to address a lawsuit from Jackson Long.

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

Recent Developments

In March 2014, the Company launched Sparkee and Urbee in the EV product line. They are focused on addressing urban fleet market and ideal for daily errands. Urbee is well positioned as utility and delivery vehicle. The Company is going to adapt this smallest EV to support deliveries and service industries. Urbee is delivered to customers in the 2nd Quarter. These two additional small EV products complement the existing SUV which is China type approved and eligible for government reimbursements, and also the minivan EV which will be undergoing type approval this year.  The Sparkee, Urbee and the Minivan all have both lead acid for the lower end market as well as lithium battery versions of the model to address the longer range and higher end market.  The lithium battery versions can be configured for either as normal charge or fast charge in order to accommodate drivers who require a faster charge turnaround.

By partnering with Jonway Group’s motorcycle dealership network in China, Jonway Auto has been able to develop over thirty new dealers interested in the smaller Urbee and Sparkee EV.  These qualified new dealers have placed committed orders of over 25,000 to be delivered over the next 12 months.  These full electric small EVs are targeting smaller cities where consumers use the smaller EVs for daily commute or small load deliveries. Jonway Auto has begun volume manufacturing and delivery of these smaller EVs and will ramp from its current 500 vehicles per month to 1,500 vehicles per month by end of June 2014.  The target is to be able to deliver 2000 per month towards latter part of 2014 in order to meet the delivery of 25,000 within 12 months.  On litigation, Lu and ZAP filed a Demurrer to the Second Amended Cross-Complaint’s first, fifth, sixth, seventh and eighth claims.  On March 3, 2014, the Court granted the Demurrer in its entirety and dismissed all claims asserted by Abdou and Schneider against Lu, without leave to amend. In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP.The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

           ZAP intends to vigorously defend the Second Amended Cross-Complaint.

Regarding the recall of Xebras, mandated by Department of Transportation (DOT), on April 7, 2014 ZAP and the United States entered into an agreement to amend the Consent Decree wherein ZAP agreed to repurchase the vehicles of all eligible owners by no later than April 30, 2014.

On April 30, 2014 ZAP reported to NHTSA the Company increased the number of vehicle owners it deemed eligible for a refund from 311 to 315 and ZAP informed NHTSA that ZAP had either delivered or mailed full refund checks to all 314 vehicle owners. The remaining vehicle owner requested the check be hand delivered on May 2, 2014 and received payment on that day. These have all been completed,

 In regard to Aptera,the board of ZAP has demanded that CO-CEO Alex Wang resolve the conflict of interest in Jonway Group’s purchase of the Aptera assets and the formation of the new company Aptera (same name as the product) in the USA.  Alex Wang has agreed to transfer the asset ownership of Aptera to Jonway Auto, but this currently remains unresolved.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s Statements of Operations (see Financial Statements and Notes) for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	(114.2)	(94.8)
Operating expenses	(43.7)	(24.8)
Loss from operations	(58.0)	(19.6)
Net loss attributable to ZAP	(49.5)	(19.2)

These results of operations that have been derived from our financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net sales for the quarter ended March 31, 2014 were $6.8 million as compared to $14.4 million for the quarter ended March 31, 2013.

   Jonway Auto’s revenue for the quarter ended March 31, 2014 decreased by $7.5 million from $14.2 million for the quarter ended March 31, 2013 compared to $6.7 million in first quarter ended March 31, 2014. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 1st  quarter did not reach the expected volume (iii) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2013 was 7.4%, which is unexpected low).

   Our first quarter sales of our Advanced Technology segment sales decreased by $7,000 from $7,000 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014.  The decrease is primarily due to tight United States credit and general economic conditions negatively impacted our dealer sales in the 1st  quarter of 2014. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

        Our retail car lot has been effectively closed.  We are discontinuing this business segment. We are currently settling our assets and inventory with Mr. Schneider, who is illegally holding these assets until his claims are settled.

         In our Consumer Product segment first quarter sales decreased from $123,000 in the three months ended March 31, 2013 to $88,000 in the three months ended March 31, 2014.  The decrease is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters was postponed until the 2nd Quarter of 2014.

               Gross profit decreased by $1.7 million from a gross profit of $750,000 for the three months ended March 31, 2013 to a gross loss of $971,000 for the three months ended March 31, 2014.  Our margins declined from 5.2% to -14.2%.

       Jonway Auto’s gross profit decreased by $1.6 million from $649,000 in the first quarter of 2013 to a gross loss of $994,000 for the first quarter ended March 31, 2014. The decrease was primarily due to the change of sales mix. The portion of low end product increased in the 1st quarter of 2014 in comparing with the same period of last year.

       Advanced Technology vehicles’s gross profit decreased by $51,000 from a gross profit of $51,000 for the period ended March 31, 2013 to $0 for the period ended March 31, 2014.  No products sold in the 1st quarter of 2014.

                 We have closed the retail car lot in 2013.

               The Consumer Products segment experienced a decrease in gross profit in the first quarter from $50,000 in 2013 to a gross profit of $23,000 in 2014. The decrease was due to a decrease in sales volume of our ZAPPY 3 Pro Flex.

Sales and marketing expenses decreased by $0.7 million from $1.4 million for the three month period ended March 31, 2013 to $0.7 million for the three months ended March 31, 2014.  As a percentage of sales, the expense increased from 10.0% for the quarter ended March 31, 2013 to 10.7% for the quarter ended March 31, 2014 due to smaller sales volume compared to the same period in 2013 and an overall decrease in sales and marketing expenses.

General and administrative expenses increased by $95,000 from $2.0 million for the quarter ended March 31, 2013 to $2.1 million in 2014.

              Research and development expenses increased by $36,000 from $150,000 for the first quarter ended March 31, 2013 to $186,000 for the first quarter ended March 31, 2014. The increase was primarily due to the development of a low-speed electric car, Urbee.

               Interest expense increased by $54,000 from $822,000 in first quarter 2013 to $876,000 in the first quarter of 2014.

               Other income decreased by $65,000 from $188,000 for the period ended March 31, 2013 to $123,000 for the period ended March 31, 2014. This amount mainly represents a decrease in the sales of metal scrap and subsidy income.

               Liquidity and Capital Resources

        In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At March 31, 2014, we believe that we will have sufficient liquidity required to conduct operations through March 31, 2015.

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

              In the first three months of 2014, net cash used in operating activities was $0.8 million.  Cash used in the first three months of 2014 was comprised of the net loss incurred for the three months of $5.0 million plus net non-cash expenses of $2.5 million and the net decrease of $1.7 million in operating assets and liabilities. In the first three months of 2013, net cash used for operating activities was $4.7 million.

              Investing activities used cash of $480,000 and $335,000 in the first three months ended March 31, 2014 and 2013, respectively. Investing activities were used for the purchase of equipment.

              Financing activities for the three months ended March 31, 2014 provided cash of $0.6 million compared with financing activities that provided cash of $4.7 million for the three months ended March 31, 2013. During the first three months of 2014, we provided cash of $8.8 million in short term loan and notes.  We used cash of $12.6 million in repayment of notes and short term borrowings. The equity investment provided cash of $1.5 million. Restricted cash changed by $2.9 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, financing activities provided cash of $4.7 million, which was mostly contributed by the short term loan and notes.

              The Company had cash of $1.9 million at March 31, 2014 as compared to $2.6 million at December 31, 2013. The Company had working capital deficits of $67.5 million and $69.0 million for the periods ended March 31, 2014 and December 31, 2013 respectively.

In the event that we require additional liquidity, our Principal shareholders and related parties, Jonway Group, Alex Wang and Huaiyi Wang have agreed to provide the necessary support to meet our financial obligations through March 31, 2015.  In addition, CEVC (China Electric Vehicle Corporation) would renew the convertible note and in the event that CEVC decides to call on the repayment, the repayment would be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

Item 4.  Controls and Procedures

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. The Company is considering utilizing outside accounting experts to assist us in accounting for future complex transactions.

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

 Changes in internal control over financial reporting

                  No significant changes were made in our internal control over financial reporting during the Company’s first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

   PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

              On March 3, 2014, the Court granted the Demurrer in its entirety and dismissed all claims asserted by Abdou and Schneider against Lu, without leave to amend. In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP.

The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

           ZAP intends to vigorously defend the Second Amended Cross-Complaint.

               On March 13, 2014, the Company filed its own operative First Amended Cross-Complaint in the Cathaya Lawsuit (the “ZAP Cross-Complaint”) against Abdou and Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting.  By the ZAP Cross-Complaint, the Company is, among other things, pursuing Schneider and Abdou for return of inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to another account.

 The Court set January 15, 2015 as the trial date for all parties’ claims asserted in the Cathaya Lawsuit.

Other Regulatory Compliance Matters

            ZAP has filed with the National Highway Transportation Safety Agency (NHTSA) that it is in non- compliance with Department of Transportation (DOT) requirements potential hazard may exist because the Model -Year 2008 XEBRA sedan and pickup does not stop in the required distance at 30 miles per hour and the master cylinder does not have separate brake fluid reservoirs with proper labeling and other miscellaneous non- compliance issues.  A public hearing was held in Washington DC on October 9, 2012 that allowed the DOT to take comments from the public and from their inside officers for consideration in their determination of whether ZAP has made a reasonable effort to 1) notify dealers and purchasers of the brake recall and 2) provide a remedy to the public to correct the brake problem.    There were recommendations at the public hearing  from DOT staff testifying at the hearing that ZAP should be subject to penalties and be required to repurchase the MY 2008 Xebra vehicles.   ZAP has contracted with an independent testing facility to test the remedy that ZAP believes will correct the stopping distance problem, the duel brake fluid reservoir with correct labeling and other miscellaneous non- compliance issues.

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

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible

              Per the terms of the Consent Decree, ZAP was to repurchase the vehicles of all eligible owners who requested a refund by no later than December 31, 2013 or 30 days after an eligible owner’s refund request, whichever is later.   The Company did not repurchase any owner vehicles by December 31, 2013.  ZAP began repurchasing vehicles in March 2014.

   On April 7, 2014, ZAP and the United States entered into an agreement to amend the Consent Decree wherein ZAP agreed to repurchase the vehicles of all eligible owners by no later than April 30, 2014.

On April 30, 2014, ZAP reported to NHTSA that the Company increased the number of vehicle owners it deemed eligible for a refund from 311 to 315 and that ZAP had either delivered or mailed full refund checks to 314 vehicle owners. The remaining vehicle owner requested the check be hand delivered on May 2, 2014 and received payment on that day.

Per the terms of the Consent Decree, ZAP has 30 days after it issues a refund to arrange for the pick up of a vehicle. As of May 12, 2014 the Company has picked up 263vehicles and it plans on picking up remaining vehicles within the 30 day time frame. As of May 10, 2014, all payments have been remitted.

               The Company has accrued for estimated expenses related to above claims.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Dated: May 15, 2014	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: May 15, 2014	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: May 15, 2014	By: /s/ Fung Chi Kwong
Name: Fung Chi Kwong

Title: Chief Financial Officer

(Principal Financial Officer)