Form 10-Q
period 2014-06-30
ZAP
filed 2014-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number    001-32534

ZAP
(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 4th Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code))

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

Yes  X   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filer required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  X   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  X

As of August 12, 2014, there were  395,810,821 shares outstanding of the registrant’s common stock.

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2014	2013

Current assets:

Cash and cash equivalents	$509	$2,629
Restricted Cash	11,751	10,758
Notes receivable	-	185
Accounts receivable	5,105	5,351
Inventories, net	9,965	8,034
Prepaid expenses and other current assets	786	1,007
Total current assets	28,116	27,964

Property, plant and equipment, net	45,255	48,004
Land use rights, net	9,818	10,008
Other assets:

Disribution fees, net	15,088	9,839
Intangible assets, net	4,035	4,280
Goodwill	332	334
Due from related party	3,777	6,061
Deposits and other assets	562	543
Total other assets	23,794	21,057
Total assets	$106,983	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2014	2013

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$14,684	$14,961
Convertible Bond	855	1,153
Senior convertible debt	20,679	20,679
Accounts payable	21,437	23,648
Accrued liabilities	6,627	7,874
Notes payable	16,134	15,695
Advances from customers	5,488	5,233
Taxes payable	845	1,704
Due to related party	5,797	2,409
Other payables	3,154	3,574
Total current liabilities	95,700	96,930

Long term liabilities:
Accrued liabilities and others	860	752
Total liabilities	96,560	97,682

Commitments and contingencies

Equity
Common stock, no par value; 800 million shares authorized;
395,810,821 and 302,518,002 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	241,195	231,125
Accumulated other comprehensive income	1,647	1,707
Accumulated deficit	(238,562)	(232,417)
Total ZAP shareholders’ equity	4,280	415
Non-controlling interest	6,143	8,936
Total equity	10,423	9,351
Total liabilities and equity	$106,983	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,

	2014	2013	2014	2013

Net sales	$7,588	$12,268	$14,409	$26,633
Cost of goods sold	(7,567)	(13,323)	(15,359)	(26,938)
Gross profit	21	(1,055)	(950)	(305)

Operating expenses:
Sales and marketing	746	2,087	1,480	3,520
General and administrative	2,377	2,543	4,440	4,519
Research and development	74	159	260	309
Total operating expenses	3,197	4,789	6,180	8,348

Loss from operations	(3,176)	(5,844)	(7,130)	(8,653)

Other income (expense):
Interest expense, net	(998)	(803)	(1,873)	(1,625)
Loss from equity in joint venture	-	(89)	-	(574)
Other Income	300	340	423	528
Total income (expense)	(698)	(552)	(1,450)	(1,671)
Loss before income taxes	(3,874)	(6,396)	(8,580)	(10,324)
Income tax benefit(expense)	3	12	(301)	25
Net Loss	$(3,871)	$(6,384)	$(8,881)	$(10,299)
Less: loss attributable to non-controlling interest	1,103	2,099	2,737	3,254
Net loss attributable to ZAP’s common shareholders	$(2,768)	$(4,285)	$(6,144)	$(7,045)

Net Loss	(3,871)	(6,384)	(8,881)	(10,299)
Other Comprehensive income / (Loss)
Foreign currency translation adjustments	2	454	(116)	660
Total comprehensive income (loss)	(3,869)	(5,930)	(8,997)	(9,639)
Less : Comprehensive loss attributable to non-controlling interest	1,102	1,877	2,794	2,931
Comprehensive loss attributable to ZAP’s common shareholders	$(2,767)	$(4,053)	$(6,203)	$(6,708)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	365,252	302,518	333,712	302,518

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,881)	$(10,299)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	114	312
Depreciation	3,456	3,284
Amortization of Distribution agreement	720	720
Provision for (recoverage of)doubtful accounts	(34)	10
Inventory Reserve	(454)	493
Loss from joint venture and other investments	-	576
Gain on disposal of equipment	(6)	-
Deferred tax expense(benefit)	302	(27)
Amortization of debt discount	268	793
Changes in assets and liabilities: (net of acquisition )
Accounts receivable	657	(1,337)
Notes Receivable	184	1,442
Inventories	(1,957)	1,495
Prepaid expenses and other assets	(193)	72
Due from related parties	2,273	2,178
Accounts payable	(2,059)	(1,961)
Accrued liabilities	(438)	167
Taxes Payable	(851)	393
Advances from customers	293	(721)
Due to related parties	4,250	-
Other payables	(327)	(554)
Net cash used in operating activities	(2,683)	(2,964)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(644)	(855)
Proceeds from sale of equipment	16	-
Net cash flows used in investing activities:	(628)	(855)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(1,071)	(3,444)
Proceeds from issuance of common stock	1,900	-
Proceeds from notes payable	16,232	22,999
Proceeds from short term borrowing	5,173	7,596
Repayments of notes payable	(15,682)	(20,054)
Payments on short term debt	(5,345)	(2,786)
Net cash provided by financing activities	1,207	4,311
Effect of exchange rate changes on cash and cash equivalents	(16)	(103)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,120)	389
CASH AND CASH EQUIVALENTS, beginning of period	2,629	1,656
CASH AND CASH EQUIVALENTS, end of period	$509	$2,045

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$795	$804
Cash paid during period for taxes	$2	$-

Supplemental disclosure of cash flow information
Issue 61 million shares of common stock for acquisition of IPR and Distribution
rights for Minivan and CNG products	$5,969
Issue 6,439,552 shares of common stock to pay interest payable	$639
Issue 7,970,983 shares of common stock to redeem Convertible bond	$600
Issue 17,819,783 shares of common stock to pay oustanding balance due
to related parties	$968

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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

The principal activities of Jonway up until recently  were the production and sale of automobile spare parts and the production and distribution of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.

Over the last three years, Jonway Auto continued the sales and production of its gasoline model SUV and minivan, while trying to ramp up on the production of its EV product line.  This has proven to be challenging not only because of the difference in technologies between gasoline and EVs but also because the marketing strategy and the sales channel and sales network are totally different.   Despite the difficulties, ZAP and Jonway Auto was able to achieve type approval of its EV SUV, and also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power and the other with lead acid batteries, intended for lower speed and shorter range. Jonway Auto, as authorized auto manufacturer in China, has access to the required licenses for China type approval for both the SUV and minivan models, thus giving these models the advantage that the lithium battery versions would be eligible for Chinese government subsidies which range from 30,000 RMB (~US$5,000) to 90,000 RMB (~US$15,000) depending on the range achieved between recharges and also local government subsidies.  Recently, the Chinese government announced that these subsidies have been extended to the year 2020, with the total amount of subsidies gradually tapering off each year.  Additionally, the Chinese government announced the mandate that government vehicles must be Chinese made, and that a minimum of 30% of the vehicles purchased have to be full electric.  These incentives, plus the elimination of sales tax, consumer tax, and license plate registration fees which can be more than US$20,000 in some cities like Shanghai, the EV opportunities for Jonway Auto’s EV SUV and EV minivan are substantial.

ZAP and Jonway Auto has been focused on the EV fleet markets in China  So with the recent reinforced subsidies and requirements for government entities to purchase full electric vehicles, Jonway Auto’s EV SUV is  suited for government officials to use on a daily basis, and the EV minivan is well positioned for city utility and maintenance service transportation.  Both of these EV models currently are unique in China because the auto companies have primarily focused on sedans that are generally very small, some only two seats and not suitable for government official cars to be used daily, whereas the SUV is a 5 seat vehicle with comfortable leg room and seating.

As of the beginning of 2014, Jonway Auto   transforming its manufacturing plant to support mass production of several full electric vehicle models.  With the urgent priority to provide multiple manufacturing EV production lines to support multiple models of EVs, Jonway Auto began to reduce its resource investment in the traditional gasoline vehicle products, cutting back on funding sales and marketing of its gasoline SUV and  gasoline minivans, and quickly migrating the company’s organization and team to support the ramp up of electric vehicle manufacturing, and preparing the sales and marketing to leasing companies and government organizations in the major cities.  The first half of 2014 was a major transitioning period, where there was significant slowdown in gasoline vehicle production and sales, and redirecting the manufacturing staff to support mass production rollout of  its EVs, starting with its new Neighborhood EV (NEV) model, Urbee for city commuters.  The new Urbee started its first production delivery in April 2014.

The combined companies’ new EV product lines include the A380 SUV EV and the minivan EV, the recently announced Urbee and Sparkee. Both the EV SUV and EV minivan products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles.

1Q2014 shows a decline in sales volume of the gasoline SUV and gasoline minivan, because of the realignment of resources to support EV as the mainstream business in Jonway Auto going forward.  In the second quarter of 2014, close to 1000 Urbees were produced and sold in the month of June when Urbee production started to ramp.  In 2Q2014 the revenues were lower when compared year over year as Jonway Auto cut back on its gasoline vehicle sales and marketing activities in order to redirect the organization and resources to focus on developing the EV dealership networks.  The operational expenses were reduced to half of the comparable quarter run rate compared to 2Q2013, as the company shifts to using a few major dealerships to sell the new Urbee EVs.  Given that the EV market is just now being developed in China, Jonway Auto is partnering with a few strong dealers in order to work closely on the product service support and customer service.  Net loss attributable to ZAP common shareholders has been reduced from negative $4.285M last year in 2Q2013 to negative $2.768M in 2Q2014 for the quarter.  The goal of the companies is for Jonway Auto to be able to improve the profitability of the company by 2014 year end  by producing and selling at a rate of 2,000 Urbees per month on average, and at least 500 SUVs or minivans per month, combining the delivery of both EVs and gasoline versions of the models.

ZAP and Jonway Auto strategy is to leverage the volume sales orders and the continuing demand from the market for Urbees to drive down the cost of production in the factory for EVs, and be able to substantially absorb the cost overhead of the factory.  The mass production ramp of the Urbees, help streamline the EV manufacturing process, providing a good training ground for the production engineers, and paving the way for volume production of the more sophisticated EV products of minivan and EV SUVs.

Jonway Auto will cut back on the number of gasoline SUV models in order to reduce the overhead costs of carrying too many different gasoline versions of the SUV models.  Jonway Auto will focus on its high volume lower cost gasoline model priced at around US$10,000, replacing its 1.6 liters gasoline model by a more cost effective and efficient 1.5 liter engine model.  This will be the mainstream gasoline model.

In the meantime, Jonway auto established its three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd. focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements include the accounts of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the six months ended June 30, 2014 and 2013 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Management considers “subsidiaries” to be companies that are over 50% owned or controlled by ZAP,.  Intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 and 2013 may not be indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

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

In November 2013, we were approved for up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. In April, the company partially repaid $0.56 million. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. We have also drawn down $4.3 million in the form of notes payable as of June 30, 2014. Except for a note payable utilizing the credit exposure of $0.56 million, we deposited cash for the balance as collateral for these notes payable this is classified as restricted cash on the accompanying condensed consolidated balance sheet. These notes are due in October, 2014.  As of June 30, 2014, the credit exposure of $7.3 million has been fully used. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of June 30, 2014, the total outstanding under this credit line was $1.1 million. The annual interest rate is 8.89%.The loans are due in two payments separately in August and November 2014. A credit exposure of $1.2 million was used in the form of notes payable of $3.2 million with restricted cash of $2.0 million being deposited with the bank. As of June 30, 2014, a total credit exposure of $2.3 million has been used.

In December 2013, we were approved up to an aggregate of $9.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.5 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of June 30, 2014, $8.1 million was drawn down as notes payable in which $1.2 million was without a restricted cash deposit. The amount of restricted cash deposited with the bank was $3.8 million.  In June 2014, Jonway borrowed $0.31 million at interest rate of 7.28% for six months from China Everbright Bank. As of June 30, 2014, the credit exposure of $4.5 million has been fully used. The credit line expires in December 2014.

In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of June 30, 2014, the total outstanding loan under this credit line was $6.5 million with $1.6 million of restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from August 2014 to June 2015. Jonway also drew down $0.49 million in the form of a note payable as of June 2014. We deposited 100% cash as restricted cash for the note payable. As of June 30, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

                As of June 30, 2014, Jonway had $14.7 million in short term bank loans outstanding, which are borrowed from the above stated China-based banks with interest rates ranging from 5.6% to 8.89% per annum and expire at various times through June 2015.

Jonway intends to utilize the credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. These credit lines will also be used to support the company’s expansion plans, with emphasis on its electric vehicle production line facilities in China. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through June 30, 2015 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew the convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

We will require additional capital to expand our current operations and support on-going operating losses until we can reach a larger sales volume in order to absorb operating overhead costs.  In particular, we require additional capital to expand our presence across the world, to continue development of our electric vehicle business, to continue strengthening our dealer network and after-sale service centers and expanding our market initiatives.  We also require financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute our business plan and pursue our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric and other fuel efficient vehicles.

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

                                                                                            June 30, 2014            December 31, 2013

     Balance sheet items, except for share capital, additional        $ 1=RMB 6.1552     $1=RMB 6.1122

     paid in capital and retained earnings

     Amounts included in the statements of operations                  $ 1=RMB 6.1397   $1=RMB 6. 1171

     and cash flows for the periods

Recent Accounting Pronouncements

In April 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the impact, if any, of this ASU on the Company’s financial position, results of operations and cash flows.

NOTE 3– INVENTORIES, NET

Inventories are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013

Work in Process	$3,526	$2,228
Parts and supplies	4,952	2,906
Finished goods	3,428	4,881
	11,906	10,015
Less - inventory reserve	(1,941)	(1,981)
Inventories, net	$9,965	$8,034

 Changes in the Company’s inventory reserve are as follows (in thousands):

	June 30, 2014	December 31, 2013
Balance opening period	$1,981	$2,325
Current provision for Jonway Auto	-	(529)
Current provision for inventory ZAP	(40)	185
Balance end of period	$1,941	$1,981

NOTE 4 – DISTRIBUTION AGREEMENT

Distribution agreements are presented below (in thousands):

	June 30, 2014	December 31, 2013

Better World Products-related party	$2,160	$2,160
Jonway Auto CNG Products	5,969	-
Jonway Products	14,400	14,400
	22,529	16,560
Less amortization	(7,441)	(6,721)
	$15,088	$9,839

Amortization expense related to these distribution agreements for the three months ended June 30, 2014 and 2013 were $360,000 and $360,000, respectively.  Amortization expense related to these distribution agreements for the six months ended June 30, 2014 and 2013 were $720,000 and $720,000, respectively.  Amortization is based over the term of the agreements. There were no amortization expenses for CNG products as it has not yet been marketed in the first half of 2014.

Distribution Agreement with [Jonway Auto] for CNG Products

On June 26, 2014, ZAP entered into an International Distribution with Jonway Auto as the distributor of Jonway Auto’s gas SUV and gas minivan, both in the U. S. and internationally. In connection with the distribution agreement the Company also issued 61 million shares of ZAP common stock valued at $6.0 million to Jonway Group.  Jonway Group had to pay the outstanding minivan mold balance in exchange for the 61 million shares of ZAP’s common stock.

NOTE 5– INVESTMENT IN JOINT VENTURES

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

The carrying amount of the Company’s investment in the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2012	$437	$461	$898
Less: investment loss	(438)	(461)	(899)
CTA	1	--	1
Balance as of December 31, 2013	--	--	--
Less: Investment loss	--	--	--
CTA	--	--	--
Balance as of June 30, 2014	$--	$--	$--

The carrying amount of the Joint Venture investment had been written down to $0 as of December 31, 2013. The Company recorded a loss of $0 and $103,000 in ZAP Hangzhou for the six months ended June 30, 2014 and 2013, respectively. The Company recorded a loss of $0 and $83,000 in ZAP Hangzhou for the three months ended June 30, 2014 and 2013, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $0 and $461,000 in Shanghai Zapple for the three and six months ended June 30, 2014 and 2013 respectively. These losses relate to investment in non-consolidated joint ventures accounted for under the equity method of accounting because the Company does not have control.

NOTE6 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In November 2013, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. In April, the company partially repaid $0.56 million. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. We have also drawn down $4.3 million in the form of notes payable as of June 30, 2014. Except for a note payable utilizing the credit exposure of $0.56 million, we deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in October, 2014.  As of June 30, 2014, the credit exposure of $7.3 million has been fully used. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of June 30, 2014, the total outstanding under this credit line was $1.1 million. The annual interest rate is 8.89%.The loans are due separately in August and November 2014. A credit exposure of $1.2 million was used in the form of notes payable of $3.2 million with restricted cash of $2.0 million being deposited with the bank. As of June 30, 2014, a total credit exposure of $2.3 million has been used.

               In December 2013, we were approved for up to an aggregate of $9.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.5 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of June 30, 2014, $8.1 million was drawn down as notes payable in which $1.2 million was without a restricted cash deposit. The amount of restricted cash deposited with the bank was $3.8 million.  In June 2014, Jonway borrowed a 6 months short-term loan of $0.31 million at interest rate of 7.28%. As of June 30, 2014, the credit exposure of $4.5 million has been fully used. The credit line expires in December 2014.

                In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of June 30, 2014, the total outstanding loan under this credit line was $6.5 million with $1.6 million of restricted cash deposited with the bank. The annual interest rates are from 5.6% to 7.2%.  The loans are due in various dates from August 2014 to June 2015. Jonway also drew down $0.49 million in form of a note payable as of June 2014. We deposited 100% cash as restricted cash for the note payable. As of June 30, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014.

 Short term debt

In November 2013, Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million from CITIC. The annual interest rate is 6.6%, and the loans are due in November 2014. In April 2014, Jonway partially repaid $0.56 million. In March 2014, Jonway borrowed $0.98 million from CITIC Bank. The loan expires in March 2015 and the annual interest rate is 7.08%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 11, 2013, in which a land use right and a building with a total carrying amount of $6.1 million as of June 30, 2014 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

In July, August and November 2013, the company borrowed a total of $2.1 million of short term loans at interest rates of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by related parties including Jonway Group, the shareholder Wang Huayi and other individuals. Loans of $1.3 million were due in January and February 2014, and were repaid when due. The remaining balance of $0.8 million was repaid in May 2014. Jonway borrowed a short-term loan of $0.3 million in February 2014 at the annual interest rate of 8.89% which is due in August 2014. Jonway borrowed a short-term loan of $0.8 million in May 2014 at the annual interest rate of 8.89% which is due in November 2014.

The Company also borrowed loans from Industrial and Commercial Bank of China (ICBC) during 2013. In June 2013, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.9%. The loan was due and repaid in June 2014. In August 2013, Jonway borrowed a 6 months short-term loan of $0.8 million. The annual interest rate was 5.6%. The loan was repaid when due in February 2014.  In August 2013, Jonway borrowed a one year short-term loan of $ 1.1 million. The annual interest rate was 6.9%. In September 2013, Jonway borrowed a 6 months short-term loan of $0.7 million. The annual interest rate was 5.6%. The loan was repaid when due in March 2014.  In November 2013, Jonway borrowed a one year short term loan of $1.5 million.  The annual interest rate was 7.2%. In December 2013, Jonway borrowed a one year short term loan of $1.1 million. The annual interest rate was 7.2%.In March 2014, Jonway borrowed a 6month short-term loan of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 5.6% and is due in September 2014. In April 2014, Jonway borrowed a 6 months short-term loan of 0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 6%. In June 2014, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.256%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.61 million with ICBC.

In June 2014, the company borrowed a 6 month short-term loan of $0.31 million at an interest rate of 7.28% from China Everbright Bank. The loan was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right with a carrying value of $2.1 million.

The weighted average annual interest rate during 2013 was 7.04%. In first and the second quarter of 2014, the weighted average annual interest rate was 6.95% and 7.45%. respectively

(in thousands)

	June 30, 2014	December 31, 2013
Loan from CITIC bank	$6,750	$6,381
Loan from ICBC	6,476	6,381
Loan from Taizhou Bank	1,137	2,127
Loan from China Everbright Bank	309	0
Loan from Pay-Ins Prem	12	72
	$14,684	$14,961

As of June 30, 2014, the Company has bank acceptance notes payable in the amount of $16.1 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of June 30, 2014, the restricted cash for the notes was $10.1 million.

Bank acceptance notes – 3 to 6 month term for each note issued (in thousands)

	June 30, 2014	December 31, 2013
a) Bank acceptance notes payable to China Everbright bank	$8,075	$8,891
b) Bank acceptance notes payable to Taizhou bank	3,246	3,927
c) Bank acceptance notes payable to CITIC bank	4,326	2,700
d) Bank acceptance notes payable to ICBC	487	177
	$16,134	$15,695

a.
Notes payable to China Everbright bank have various maturity dates from July 2014 to November 2014. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

b.
Notes payable to Taizhou bank have various maturity dates from August 2014 to December, 2014. The Company is required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

c.
Notes payable to CITIC bank will be due in October 2014.  Except for a note payable utilizing credit exposure of $0.56 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

d.	Notes payable to ICBC will be due in December 2014. The Company was required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

 NOTE 7- CONVERTIBLE BOND

On June 12, 2013, the Company signed a convertible bond agreement, pursuant to which a Convertible Bond would be put in place to fund the formation of JAZ (Jonway and ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to JAZ shares upon listing on the AIM market at a discount of 30% of the IPO price, and if no AIM listing will be achieved within the duration of Bond period then the Convertible Bond can be converted into ZAP shares at 30% below market price based on the average trading prices of the previous 120 days after notification by bond holder for shares conversion in whole or in part of the bond sum. The Convertible Bond bears interest at 12% per annum payable in arrears in full. As of June 30, 2014, the Company received $1.7 million ($1.50 million net of interest) of $2 million, leaving $300,000 yet to be received. A total of $0.48 million in amortization was recorded with the remaining balance of $0.25 million of the discount was offset against the Company’s equity account. The Bond has not been fully funded and the remaining $300,000 may not be forthcoming and its settlement date is uncertain.

On April 23, 2014, the Company entered into an agreement with Bernard Fung (“Fung Agreement”) concerning the balance owing to him under the Company’s Convertible Bond dated June 20, 2013 (“Bond”).  Mr. Fund notified the Company that he wanted to convert the $300,000 balance owing on the Bond into shares of the Company’s common stock in accordance with the conversion procedures set forth in the Bond. Pursuant to the Fung Agreement, the Company issued 3,108,747 shares of its common stock in satisfaction of all amounts owing to Mr. Fund under the Bond.

On January 25, 2014, Ms. Lu, one of the bond holders, had elected to have her investment in the Convertible bond of $300,000 converted to 4,862,237 shares of common stock under the same terms and conditions as the other bond holders based upon the conversion terms set forth in the Bond  4,862,237 shares of common stock were issued in May 2014. Additionally, Ms. Lu is transferring these shares to Cathaya Operations Management and the shares will be reissued to Cathaya Operations Management.

NOTE 8 – SEGMENT REPORTING

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

	Jonway	Electric		Advanced
	Conventional	Consumer		Technology
	Vehicles	Products	Car outlet	Vehicles	ZAP HK	Total

For the three months ended June 30, 2014:
Net sales	$7,240	$348	$-	$-	$-	$7,588
Gross profit (loss)	$(74)	$95	$-	$-	$-	$21
Depreciation and amortization	$1,428	$656	$-	$-	$-	$2,084
Net profit (loss)	$(2,252)	$(1,619)	$-	$-	$-	$(3,871)
Total assets	$82,487	$24,357	$-	$-	$139	$106,983

For the three months ended June 30, 2013
Net sales	$11,983	$264	$-	$21	$-	$12,268
Gross profit (loss)	$(995)	$17	$0	$(77)	$-	$(1,055)
Depreciation and amortization	$1743	$296	$-	$-	$-	$2,039
Net loss	$(4,283)	$(1,851)	$(174)	$(76)	$-	$(6,384)
Total assets	$95,106	$21,704	$-	$263	$-	$117,073

For the six months ended June 30, 2014:
Net sales	$13,974	$435	$-	$-	$-	$14,409
Gross profit (loss)	$(1,066)	$116	$-	$-	$-	$(950)
Depreciation and amortization	$2,864	$1,312	$-	$-	$-	$4,176
Net profit (loss)	$(5,585)	$(3,296)	$-	$-	$-	$(8,881)
Total assets	$82,487	$24,357	$-	$-	$139	$106,983

For the six months ended June 30, 2013
Net sales	$26,218	$387	$-	$28	$-	$26,633
Gross profit (loss)	$(346)	$67	$-	$(26)	$-	$(305)
Depreciation and amortization	$2,690	$1,313	$-	$1	$-	$4,004
Net loss	$(6,641)	$(3,456)	$(174)	$(28)	$-	$(10,299)
Total assets	$95,106	$21,704	$-	$263	$-	$117,073

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 97% or $14.0 million of our revenues for the six months ended June 30, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 45 factory level dealers in China with one customer contributing 14% of our consolidated revenue. Approximately 98%  or $26.2 million of our revenues for the six months ended June 30, 2013 are from sales in China. Jonway Auto distributed its products to an established network of over 50 factory level dealers in China with one customer contributing 10% of our consolidated revenue.

Supplier information

            For the three and six months ended June 30, 2014 and 2013, approximately 99% or $7.7 million and  98% or $15.0 million and 99% or $13.6 million and 99% or $26.6 million of the consolidated cost of goods sold were purchased in China. For the three and six months ended June 30, 2014 and 2013, Haerbin Dongan Auto, Engine Manufacturing Co., Ltd., as the sole supplier of engines to Jonway, accounted for 29% and 18% and 21% and  21% of the total purchases, respectively.

NOTE 9– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	06/30/214	12/31/2013
Sanmen Branch of Zhejiang UFO Automobile
Manufacturing Co., Ltd	2,038	4,973
Taizhou Jonway Electric Vehicle Selling Co., Ltd	633	-
JAZ	1,106	961
ZAP Hangzhou	-	127
Total	3,777	6,061

Amount due to related parties are as follows:
	6/30/2014	12/31/2014
Jonway Group	4,314	303
Jonway Motor Cycle	155	113
Taizhou Huadu	692	631
Shanghai Zapple	37	36
ZAP Hangzhou	-	-
Ms. Lu	-	30
Betterworld	149	149
Cathaya Capital	450	1,147
Total	5,797	2,409

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the six months ended June 30, 2014 and 2013, Jonway made purchases from Jonway Group of $390,000 and $671,000. For the three months ended June 30, 2014 and 2013, Jonway made purchases from Jonway Group of $168,000 and $355,000.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

              Cathaya Operations Management Limited and China Electric Vehicle Corp have elected to convert the amounts recorded as due to related parties to common stock.  The amount of $967,543 due to Cathaya Operations Management Limited have been converted into 17,819,783 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 17,819,783 shares of common stock have been issued in April 2014

China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $639,068 due on the $20.7 million convertible note to 6,439,552 shares of common stock at the average of the closing prices for each trading day during such fiscal quarter ended on (and including) the last trading day of such fiscal quarter. The 6,439,552 shares of common stock have been issued in April 2014.

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

NOTE 11– LITIGATION

1. On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou (“Abdou”), Steven Schneider (“Schneider”) and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)

Abdou and Schneider amended the Cross-Complaint by filing their First Amended Cross-Complaint (the “First Amended Cross-Complaint”) on June 25, 2013.  Cathaya and Lu filed a Demurrer to the First Amended Cross-Complaint.  The Court sustained Cathaya’s and Lu’s Demurrer, and gave Abdou and Schneider leave to amend.  On November 12, 2013, Abdou and Schneider filed their Second Amended Cross-Complaint.

Lu and ZAP filed a Demurrer to the Second Amended Cross-Complaint’s first, fifth, sixth, seventh and eighth claims.  On March 3, 2014, the Court granted the Demurrer in its entirety and dismissed all claims asserted by Abdou and Schneider against Lu, without leave to amend.  In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP regarding unpaid employee compensation.  The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

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

On May 15, 2014, Abdou’s and Schneider’s counsel filed a motion to be relieved as counsel in the Cathaya Lawsuit, which was granted on August 4, 2014.  Consequently, Abdou and Schneider were unrepresented in the Cathaya Law suit as of August 4, 2014

On June 6, 2014, the Court entered an Order Granting Plaintiff’s Motion for Sanctions due to Violations of Court’s Discovery Order, which imposed certain monetary and evidentiary sanctions against Abdou and Schneider, including, among other things, precluding Abdou and Schneider from calling certain witnesses and offering evidence of or relating to certain issues at trial.

2. A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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

NHTSA on November 16, 2012 gave notification to ZAP from the Office of Chief Counsel of NHTSA stating that it determined that ZAP had not reasonably met its recall remedy and notification requirements and was ordered to remedy the model year 2008 Xebra by, among other things, refunding the purchase price, less reasonable allowance for depreciation, providing notice of this refund remedy to model year 2008 Xebra owners, purchasers, and dealers, and picking up and disposing of each recalled vehicle at ZAP’s sole expense. NHTSA determined that the average market price of a model year 2008 Xebra as of October 12, 2012 to be $3,100.

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible and refunds had been made.

On April 30, 2014, ZAP reported to NHTSA that the Company increased the number of vehicle owners it deemed eligible for a refund from 311 to 315 and that ZAP had either delivered or mailed refund checks to 314 vehicle owners.

On June 30, 2014, the number of vehicle owners ZAP had deemed eligible for a refund was 316.   ZAP had either delivered or mailed full refund checks to 315 vehicle owners.

Per the terms of the Consent Decree, ZAP has 30 days after it issues a refund to arrange for the pick up of a vehicle. As of August 1, 2014 the Company had picked up 315 vehicles.  The remaining vehicle is scheduled to be picked up by ZAP in August, 2014 when the owner returns from an extended vacation.

As of August 1, 2014, $1,059,755 had been paid out to owners of the recalled 2008 Xebras.  This amount includes refunds and the cost to transport and destroy vehicles.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

               The Company has accrued for estimated expenses related to above claims last year, and the amount refunded is less than the accrued estimated amount.

 NOTE 12– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $5.2 million and $6.8 million as of June 30, 2014 and 2013, respectively. The guarantee expires in December 2014. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

NOTE 13 – SUBSEQUENT EVENTS

In July 2014, Jonway borrowed $1.22 million of a short term loan from Everbright Bank. The loan expires in June 2015 and the annual interest rate is 7.2%.

In August 2014, Jonway repaid $0.32 million of a short term loan to Taizhou Bank when it became due.

In August 2014, Jonway borrowed $0.32 million of a short term loan from Taizhou Bank. The loan expires in February 2015 and the annual interest rate is 8.93%.

In August 2014, Jonway repaid $1.14 million of a short term loan to ICBC when it became due.

In July 2014, approximately $5.12 million of notes payable matured.

In July 2014, approximately $3.9 million of notes payable were issued. The Company is required to maintain cash deposits of 50% of the notes payable with the bank. These notes payable expire in January 2015.

          The Company has arrived at an agreement with Korea Yung (“Yung Agreement”) concerning the repayment of the June 20, 2013 Convertible Bond for US$1,100,000 loan which came due June 20, 2014. Under this new Yung Agreement, the Company will issue approximately 13,656,042 shares of its common stock (“Shares”) which will have an aggregate market value equal to $1,100,000 plus simple interest owed for the period outstanding until the principle is paid back in the Company’s shares. These shares will be issued at a discount to market based on averaged end of the day share price 120 days prior to date of signing the agreement.  The actual number shares issued may vary from the number of shares shown here depending on when the final agreement is signed.  The Company also made arrangements with Yung to have the option to buy back the issued shares at the discounted price during the period through June 20, 2015.

On February 26, 2014, a binding letter of commitment in equity investment in ZAP was signed between the Company and four individual investors. The four individual investors are the representatives of the employees of Jonway Auto and Jonway Group in China and they will hold the issued stocks on behalf of these employees. The shares were issued at discounted share price based on averaged price over the last 60 days from the date of signing the agreement. As of June 30, 2014, $1.9 million was received by ZAP. The number of stock to be issued in the third quarter is 31,666,668.

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

Recent Developments

In March 2014, the Company launched Sparkee and Urbee in the EV product line. They are focused on addressing urban fleet market and ideal for daily errands. Urbee is well positioned as utility and delivery vehicle. The Company is going to adapt this smallest EV to support deliveries and service industries. Urbee is to be delivered to customers in the 2nd Quarter. These two additional small EV products complement the existing SUV which is China type approved and eligible for government reimbursements, and also the minivan EV which will be undergoing type approval this year.  The Sparkee, Urbee and the Minivan all have both lead acid for the lower end market as well as lithium battery versions of the model to address the longer range and higher end market.  The lithium battery versions can be configured for either as normal charge or fast charge in order to accommodate drivers who require a faster charge turnaround.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	99.7%	108.6%	106.6%	101.1%
Operating expenses	42.1%	39.0%	42.9%	31.3%
Loss from operations	41.9%	47.6%	49.5%	32.5%
Net loss attributable to ZAP	37.2%	34.9%	42.6%	26.5%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 were $7.6 million as compared to $12.3 million for the three months ended June 30, 2013.

Jonway Auto’s revenue for the three months ended June 30, 2014 decreased by $4.8 million from $12.0 million for the quarter ended June 30, 2013 compared to $7.2 million for the quarter ended June 30, 2014. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 2nd  quarter did not reach the expected volume (iii) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2013 was 7.5%, which is unexpectedly low).

Our second quarter sales of our Advanced Technology segment sales decreased by $21,000 from $21,000 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014.  The decrease is primarily due to tight United States credit and general economic conditions negatively impacted our dealer sales in the second quarter of 2014. We also began the transition of moving our operations from the U.S. to China and switching suppliers for advanced technology vehicles from outside contract manufacturers to our auto manufacturing plant in China.

Our retail car lot has been effectively closed.  We are discontinuing this business segment.

                In our Consumer Product segment, sales increased $84,000 to $348,000 from $264,000 for the three months ended June 30, 2014 and 2013 respectively.  The steady sales volume is primarily due to a bulk sale to a major customer of our ZAPPY 3 electric scooters.

Gross profit increased by $1.1 million from a gross loss of $1.1 million for the three months ended June 30, 2013 to a gross profit of $21,000 for the three months ended June 30, 2014.  Our margins rose from negative 8.6% to 0.28%.

Jonway Auto’s gross loss decreased by $921,000 from a gross loss of $995,000 in the second quarter of 2013 to a gross loss of $74,000 for the second quarter ended June 30, 2014. There was no price reduction program carried out this year.

The Consumer Products segment experienced an increase in gross profit of $78,000 from a gross profit of $17,000 in the three months ended June 30, 2013 to $95,000 in the three months ended June 30, 2014. The increase was due to bulk sales to major customers carried out in 2nd quarter of 2014.

Sales and marketing expenses decreased $1.3 million from $2.1 million for the three months ended June 30, 2013, to $0.75 million for the three months ended June 30, 2014.  As a percentage of sales the expense decreased from 17% for the three months ended June 30, 2013 to 9.8% for the three months ended June 30, 2014 due to an overall decrease in sales and marketing expenses.

General and administrative expenses decreased by $166,000 from $2.5 million for the quarter ended June 30, 2013 to $2.4 million in 2014. It was due to cost control and recoverage of doubtful debts

Research and development expenses decreased by $85,000 from $159,000 for the three months ended June 30, 2013 to $74,000 for the three months ended June 30, 2014. It was because fewer projects, Urbee and 1.5L were involved in this quarter, were carried out.

Interest expense increased by $195,000 from $803,000 in the second quarter of 2013 to $998,000 in the second quarter of 2014. In 2014, the amortization of the previous year’s discount on the convertible debt was significantly higher and we are incurring interest on our notes and short term borrowings.

Other income decreased by $40,000 from $340,000 for the three months ended June 30, 2013 to $300,000 for the three months ended June 30, 2014. It was due to scrap sales dropped.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net sales decreased by $12.2 million from $26.6 million for the six months ended June 30, 2013 to $14.4 million in June 30, 2014.

Jonway auto’s revenue for the six months ended June 30, 2014 decreased by $12.2 million from $26.2 million for the six months ended June 30, 2013 to $14.0 million for the six months ended June 30, 2014. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) increasing oil prices in China affected customer demand and (iii) China’s overall economic condition worsened during the 1st half of 2014 (the GDP increase rate for this 1st half of 2014 compared to same period in 2013 was 7.4%, which is unexpectedly low).

There were no sales in the Advanced Technology segment in the first half of 2014. Sales dropped by $28,000 from June 30, 2013 to $0 of June 30, 2014.

Sales of consumer products comparing the first six months of 2014 increased by $48,000 from $387,000 of the first six months of 2013 to $435,000 in the first half of 2014.

Gross loss increased by $645,000 from $305,000 for the Six Months ended June 30, 2013 to $950,000 for the six months ended June 30, 2014.  The increase in gross loss in the six months ended June 30, 2014 principally related to the lower profits on the manufacturing of Jonway Auto’s vehicles.

Jonway auto’s gross loss increased by $0.8 million from $0.3 million for the first six months of 2013 to a gross loss of $1.1 million for the six months ended June 30, 2014. The increase was primarily due to sales drop.

In our Advanced Technology segment our gross loss decreased by $26,000 from a gross loss of $26,000 for the six months ended June 30, 2013 to a gross loss of $0 for the six months ended June 30, 2014.  There were no sales of Advanced Technology segment in the first half of 2014.

In our Consumer Products segment we experienced an increase of $51,000 in gross profits from a gross profit of $67,000 in 2013 to a gross profit of $118,000 in 2014. The increase was due to bulk sales to major customers carried out in 2nd quarter of 2014.

Our retail car lot has been effectively closed.  We are discontinuing this business segment

Sales and marketing expenses decreased by $2.0 million from $3.5 million for the six months ended June 30, 2013 to $1.5 million for the same period ended June 30, 2014.  As a percentage of sales the expense decreased from 13.2% for the six months ended June 30, 2013 to 10.3% for the six months ended June 30, 2014.  The company has been continuously trying to save the expenditure in 2014. There was due to drop in sales volume and overall decrease in sales and marketing expenses

General and administrative expenses for the Six Months ended June 30, 2014 decreased by approximately $79,000, from $4.5 million in 2013 to $4.4 million in 2014. It was due to cost control and recoverage of doubtful debts

Research and development expenses decreased by $49,000 from $309,000 for the six months ended June 30, 2013 to $260,000 for the same period ended June 30, 2014. There were fewer projections carried out

Interest expense, net increased by $0.25 million from an interest expense of $1.6 million for the first Six Months of 2013 to interest expense of $1.9 million in the Six Months ended June 30, 2014.The increase was due to increased borrowings in China.

Other income (expense) decreased $105,000 from $0.5 million for the first six months of 2013 to other income of $0.4 million for the first six month of 2014. It was due to scarp sales dropped

Net loss for the six Months ended June 30, 2014 was $8.9 million loss compared to an $10.3 million loss for the six months ended June 30, 2013. The gross loss for this year was lower than 2013. Jonway auto carried out effective cost control led to the amount of Net loss lower than last year,

               Liquidity and Capital Resources

        In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At June 30, 2014, we believe that we will have sufficient liquidity required to conduct operations through June 30, 2015.

In January 2011, ZAP issued $19.0 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition. On March 31, 2012, ZAP entered into an amendment to the note which extended the maturity date of the note without interest from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until February 12, 2015. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with 8% interest rate per annum will have a new maturity date of August 12, 2015.It is likely that we will be able to extend the maturity of the debt upon the expiration date.

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

In the first six months of 2014, net cash used in operating activities was $2.7 million.  Cash used in the first six months of 2014 was comprised of the net loss incurred for the six months of $8.9 million plus net non-cash expenses of $4.4 million including the depreciation of $3.5 million and amortization of $0.7 million and the net decrease of $1.8 million in operating assets and liabilities including the changes in due to related parties of $4.3 million, account payable of $2.1 million and due from related parties of $2.3 million. In the first six months of 2013, net cash used for operating activities was $3.0 million.

Investing activities used cash of $0.6 million and $0.9 million in the first six months ended June 30, 2014 and 2013, respectively. Investing activities were used for the purchase of equipment, offset by $16,000 proceeds from the sales of motor vehicles.

Financing activities for the six months ended June 30, 2014 provided cash of $1.2 million compared with financing activities that provided cash of $4.3 million for the six months ended June 30, 2013. During the first six months of 2014, we provided cash of $21.4 million in short term loan and notes.  We used cash of $21.0 million in repayment of notes and short term borrowings. The issuance of common stocks provided funds of $1.9 million. Restricted cash changed by $1.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2013, financing activities provided cash of $4.3 million, which was mostly contributed by the short term loan and notes.

The Company had cash of $0.5 million at June 30, 2014 as compared to $2.6 million at December 31, 2013. The Company had working capital deficits of $67.6 million and $69.0 million for the periods ended June 30, 2014 and December 31, 2013 respectively.

In the event that we require additional liquidity, our Principal shareholders and related parties, Jonway Group, Alex Wang and Huaiyi Wang have agreed to provide the necessary support to meet our financial obligations through June 30, 2015.  In addition, CEVC (China Electric Vehicle Corporation) has renewed the convertible note and in the event that CEVC decides to call on the repayment, the repayment would be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

 Changes in internal control over financial reporting

                  No significant changes were made in our internal control over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

             1. On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou (“Abdou”), Steven Schneider (“Schneider”) and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.

On February 19, 2013, the Minority Board Member Defendants filed a Cross-Complaint in the Cathaya Lawsuit (the “Cross-Complaint”).  (On March 14, 2013, Wang Gang a/k/a Alex Wang filed a Request for Dismissal withdrawing as a cross-complainant.)

Abdou and Schneider amended the Cross-Complaint by filing their First Amended Cross-Complaint (the “First Amended Cross-Complaint”) on June 25, 2013.  Cathaya and Lu filed a Demurrer to the First Amended Cross-Complaint.  The Court sustained Cathaya’s and Lu’s Demurrer, and gave Abdou and Schneider leave to amend.  On November 12, 2013, Abdou and Schneider filed their Second Amended Cross-Complaint.

Lu and ZAP filed a Demurrer to the Second Amended Cross-Complaint’s first, fifth, sixth, seventh and eighth claims.  On March 3, 2014, the Court granted the Demurrer in its entirety and dismissed all claims asserted by Abdou and Schneider against Lu, without leave to amend.  In addition, the Court dismissed all tort claims against ZAP.  However, the Court’s ruling does not dismiss all claims against ZAP regarding unpaid employee compensation.  The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract-based claims are against ZAP only and do not allow for punitive damages.

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

On May 15, 2014, Abdou’s and Schneider’s counsel filed a motion to be relieved as counsel in the Cathaya Lawsuit, which was granted on August 4, 2014.  Consequently, Abdou and Schneider were unrepresented in the Cathaya Lawsuit as of August 4, 2014

On June 6, 2014, the Court entered an Order Granting Plaintiff’s Motion for Sanctions due to Violations of Court’s Discovery Order, which imposed certain monetary and evidentiary sanctions against Abdou and Schneider, including, among other things, precluding Abdou and Schneider from calling certain witnesses and offering evidence of or relating to certain issues at trial.

2. A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal council shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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

NHTSA on November 16, 2012 gave notification to ZAP from the Office of Chief Counsel of NHTSA stating that it determined that ZAP had not reasonably met its recall remedy and notification requirements and was ordered to remedy the model year 2008 Xebra by, among other things, refunding the purchase price, less reasonable allowance for depreciation, providing notice of this refund remedy to model year 2008 Xebra owners, purchasers, and dealers, and picking up and disposing of each recalled vehicle at ZAP’s sole expense. NHTSA determined that the average market price of a model year 2008 Xebra as of October 12, 2012 to be $3,100.

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 691 vehicles that have been sold by ZAP.  As of March 25, 2014 ZAP had received 318 refund requests of which 311 were deemed eligible and refunds had been made.

On April 30, 2014, ZAP reported to NHTSA that the Company increased the number of vehicle owners it deemed eligible for a refund from 311 to 315 and that ZAP had either delivered or mailed refund checks to 314 vehicle owners.

On June 30, 2014, the number of vehicle owners ZAP had deemed eligible for a refund was 316.   ZAP had either delivered or mailed full refund checks to 315 vehicle owners.

 Per the terms of the Consent Decree, ZAP has 30 days after it issues a refund to arrange for the pick up of a vehicle. As of August 1, 2014 the Company had picked up 315 vehicles.  The remaining vehicle is scheduled to be picked up by ZAP in August, 2014 when the owner returns from an extended vacation.

 As of August 1, 2014, $1,059,755 had been paid out to owners of the recalled 2008 Xebras.  This amount includes refunds and the cost to transport and destroy vehicles.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

               The Company has accrued for estimated expenses related to above claims last year, and the amount refunded is less than the accrued estimated amount.

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

*To be filed by amendment.

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

Dated: August 14, 2014	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2014	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2014	By:	/s/ Fung Chi Kwong
Name: Fung Chi Kwong

Title: Chief Financial Officer

(Principal Financial Officer)