Form 10-Q/A
period 2014-06-30
ZAP
filed 2014-08-18
CIK 1024628

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

•	Attach XBRL exhibits for the quarterly period ended June 30, 2014 on Exhibit 101

This restatement is to include the XBRL exhibits to the Company’s Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

Item 6.  Exhibits

(b) Exhibits.

Exhibit Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Furnished herewith, XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2014	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 18, 2014	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 18, 2014	By:	/s/ Fung Chi Kwong
Name: Fung Chi Kwong

Title: Chief Financial Officer

(Principal Financial Officer)