Form 10-Q
period 2014-09-30
ZAP
filed 2014-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Yes  ☐   No  ☒

As of November 12, 2014, there were  427,477,489 shares outstanding of the registrant’s common stock.

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$818	$2,629
Restricted Cash	12,997	10,758
Notes receivable	244	185
Accounts receivable	4,607	5,351
Inventories, net	9,872	8,034
Prepaid expenses and other current assets	587	1,007
Total current assets	29,125	27,964

Property, plant and equipment, net	44,105	48,004
Land use rights, net	9,757	10,008
Other assets:
Distribution fees, net	14,729	9,839
Intangible assets, net	3,926	4,280
Goodwill	332	334
Due from related party	3,973	6,061
Deposits and other assets	569	543
Total other assets	23,529	21,057
Total assets	$106,516	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2014	2013

LIABILITIES AND EQUITY
Current liabilities:
Short term loans	$16,092	$14,961
Convertible Bond	1,100	1,153
Senior convertible debt	20,679	20,679
Accounts payable	20,899	23,648
Accrued liabilities	7,016	7,874
Notes payable	16,155	15,695
Advances from customers	7,231	5,233
Taxes payable	775	1,704
Due to related party	7,081	2,409
Other payables	3,037	3,574
Total current liabilities	100,065	96,930

Long term liabilities:
Accrued liabilities and others	781	752
Total liabilities	100,846	97,682

Commitments and contingencies

Equity
Common stock, no par value; 800 million shares authorized;
427,477,489 and 302,518,002 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	241,250	231,125
Accumulated other comprehensive income	1,645	1,707
Accumulated deficit	(241,976)	(232,417)
Total ZAP shareholders’ equity	919	415
Non-controlling interest	4,751	8,936
Total equity	5,670	9,351
Total liabilities and equity	$106,516	$107,033

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended Sept 30,		For the Nine Months ended Sept 30,
	2014	2013	2014	2013

Net sales	$5,220	$9,929	$19,630	$36,562
Cost of goods sold	(5,840)	(9,316)	(21,200)	(36,254)
Gross profit	(620)	613	(1,570)	308

Operating expenses:
Sales and marketing	1,703	1,224	3,183	4,744
General and administrative	1,448	1,849	5,888	6,368
Research and development	119	120	380	429
Total operating expenses	3,270	3,193	9,451	11,541

Loss from operations	(3,890)	(2,580)	(11,021)	(11,233)

Other income (expense):
Interest expense, net	(1,124)	(955)	(2,998)	(2,580)
Loss from equity in joint venture	-	(82)	-	(656)
Other Income	212	263	635	791
Total income (expense)	(912)	(774)	(2,363)	(2,445)
Loss before income taxes	(4,802)	(3,354)	(13,384)	(13,678)
Income tax benefit(expense)	(1)	8	(302)	33
Net Loss	$(4,803)	$(3,346)	$(13,686)	$(13,645)
Less: loss attributable to non-controlling interest	1,390	843	4,127	4,097
Net loss attributable to ZAP’s common shareholders	$(3,413)	$(2,503)	$(9,559)	$(9,548)

Net Loss	(4,803)	(3,346)	(13,686)	(13,645)
Other Comprehensive income / (Loss)
Foreign currency translation adjustments	(3)	193	(119)	853
Total comprehensive income (loss)	(4,806)	(3,153)	(13,805)	(12,792)
Less : Comprehensive loss attributable to non-controlling interest	1,392	748	4,185	3,679
Comprehensive loss attributable to ZAP	$(3,414)	$(2,405)	$(9,620)	$(9,113)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	412,700	302,518	360,632	302,518

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended Sept 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations of the company and its consolidated subsidiaries	$(13,686)	$(13,645)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	169	462
Depreciation and amortization	5,196	4,970
Amortization of Distribution agreement	1,080	1,080
Provision for (recovery of )doubtful accounts	(15)	10
Inventory Reserve	(453)	148
Loss from joint venture and other investments	-	643
(Gain)Loss on disposal of equipment	(18)	34
Deferred tax benefit(expense)	301	(40)
Amortization of debt discount	513	1,063
Changes in assets and liabilities
Accounts receivable	1,157	(348)
Notes Receivable	(61)	1,611
Inventories	(1,879)	2,707
Prepaid expenses and other assets	(1)	(505)
Due from related parties	2,134	(547)
Accounts payable	(2,597)	(3,910)
Accrued liabilities	(480)	(187)
Taxes Payable	(917)	154
Advances from customers	2,036	(1,192)
Due to related parties	5,761	2,272
Other payables	(388)	(751)
Net cash used in operating activities	(2,148)	(5,971)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(1,077)	(1,581)
Proceeds from sale of equipment	40	-
Net cash flows used in investing activities:	(1,037)	(1,581)

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended Sept 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	(2,315)	(1,603)
Proceeds from issuance of common stock	1,900	-
Proceeds from notes payable	22,801	33,017
Proceeds from short term borrowings	8,640	11,858
Proceeds from convertible Bond	-	1,496
Repayments of notes payable	(22,232)	(33,303)
Payments on short term debt	(7,404)	(4,889)
Net cash provided by financing activities	1,390	6,576
Effect of exchange rate changes on cash and cash equivalents	(16)	(110)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,811)	(1,086)
CASH AND CASH EQUIVALENTS, beginning of period	2,629	1,656
CASH AND CASH EQUIVALENTS, end of period	$818	$570

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,152	$1,250
Cash paid during period for taxes	2	7

Supplemental disclosure of cash flow information
Issue 61 million shares of common stock for acquisition of IPR and Distribution
rights for Minivan and CNG products	$5,969	$-
Issue 6,439,552 shares of common stock to pay interest payable	$639	$-
Issue 7,970,983 shares of common stock to redeem Convertible bond	$600	$-
Issue 17,819,783 shares of common stock to pay oustanding balance
due to related parties	$968	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

ZAP (together with its subsidiaries, the “Company” or “ZAP”) was incorporated in California in September, 1994. ZAP markets electric, alternative energy, and fuel efficient automobiles and commercial vehicles, motorcycles and scooters, and other forms of personal transportation. The Company’s business strategy is to develop, acquire, and commercialize electric vehicles and electric vehicle power systems which the Company believes have fundamental practical and environmental advantages over available internal combustion modes of transportation and that can be produced commercially on an economically competitive basis.

In pursuit of a manufacturing plant and a partner with an existing product line, a distribution and customer support network in China, and experience in vehicle manufacturing, ZAP acquired a majority of the outstanding equity in Zhejiang Jonway Automobile Co., Ltd. (“Jonway Auto” or “Jonway”). The Company believes its 51% acquisition of Jonway will enable it to access the rapidly-growing Chinese market for electric vehicles (“EV”) and to expand its EV business and distribution network around the world. The Company also believes Jonway’s ISO 9001 certified manufacturing facility provides the competitive production capacity and resources to support production of ZAP’s new  line of electric SUV, minivan, and Neighborhood EV (“NEV”).

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

The principal activities of Jonway until recently were the production and sales of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.  Over the past three years, Jonway continued the production and sales of its gasoline model SUV and minivan, while developing and ramping production of its EV product line. Jonway received type approval of its EV SUV and EV certification of its manufacturing facility from the Chinese government more than a year ago.  It also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power, and the other with lead acid batteries, intended for lower speed and shorter range.  Jonway began production on a new NEV in April, 2014 focusing on the growing aging and young adult population in China that generally do not hold a driver’s license

Jonway Auto, as an authorized auto manufacturer in China, has access to the required licenses for China type approval for both the SUV and minivan models, providing these models with the advantage that lithium battery versions would be eligible for subsidies from the Chinese central and local governments ranging from RMB 35,000 (~US$5,000) to RMB 100,000  (~US$16,000) depending upon the range of the vehicle achieved between recharges. EVs reaching 250km in range per charge could receive up to ~$10,000 subsidies from the central government and another ~$10,000 from the local government.  Currently 88 local government cities are participating in this subsidy as required by the central government.  The Chinese government recently announced these subsidies have been extended to the year 2020, with the total amount of subsidies gradually tapering off each year.  Additionally, the Chinese government recently mandated that government vehicles must be Chinese-made and that a minimum of 30% of the vehicles purchased are required to be full electric.  ZAP believes these incentives, combined with the elimination of sales tax, consumer tax, and license plate registration fees on full electric vehicles (which can total more than US$20,000 for gas vehicles in some cities like Shanghai), are creating a strong economic incentive for the purchase of electric vehicles and a substantial market opportunity for Jonway’s new EV SUV and EV minivan product line. Jonway Auto’s EV SUV and EV minivan have been reconfigured with smaller engines to support lower power consumption. The EV SUV has a 20kwatt (40kwatt peak) engine. The EV minivan which is a much lighter vehicle has a 13.5kwatt engine. These newly reconfigured EVs adapted to maximize range at optimal speeds will be available for mass production in 1Q2015.

ZAP and Jonway Auto are focused on the EV fleet markets in China.  With the recent reinforced subsidies and requirements for government entities to purchase full electric vehicles, the Company believes Jonway’s new EV SUV is particularly suited for use by government officials and personnel.  Jonway’s SUV currently has an advantage in China because most auto companies to date have focused primarily on producing small electric sedans, some with only two seats, that are not very practicable for use by government officials on a daily basis.  Whereas, Jonway’s  SUV is a larger 5-person vehicle with comfortable  seating and legroom.  Jonway’s EV minivan is well-positioned for government city utility and maintenance transportation and service.  The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China.

Jonway Auto began transforming its manufacturing plant to support mass production of several full electric vehicle models in 2014.  With the urgent priority to provide multiple manufacturing EV production lines to support multiple models of EVs, Jonway reduced its resource investment in the traditional gasoline vehicle products and cut back on funding the sales and marketing of its gasoline SUV and gasoline minivans.   Jonway is now in the process of migrating its organization to support the ramp up of electric vehicle production and preparing for sales and marketing to fleet markets, including to leasing companies and government organizations in the major cities.  2014 has been a major transitioning year for Jonway Auto, where there has been an intentional slowdown in gasoline vehicle production and sales, while Jonway is redirecting its manufacturing and sales and marketing groups to support the mass rollout of  its EVs, starting with its new Neighborhood EV model, Urbee, for city commuters. Many of the traditional gasoline vehicle dealerships that are not focused on supporting EV products will be dropped. This transition from gasoline to electric vehicles has affected the revenue and profitability of the Company.  As the sales of gasoline vehicles decreases, overhead costs are being absorbed by a smaller volume of sales, reducing gross margins.  We anticipate improvement in the gross margins as the sales volume of new EV products increases.

Another factor affecting the overall reduction in sales by many of the dealers is the shrinking bank credit lines available to smaller dealerships and business. As a result of the Chinese government’s requirement for banks to retain a larger cash reserve, credit facilities for smaller dealerships have been reduced, thus contracting the overall availability of credit for purchasing.  However, Chinese banks are being encouraged by the Chinese government to support credit facilities to promote EV sales, including EV leasing and EV fleet markets.

The combined companies’ new EV product lines include the A380 SUV EV and the minivan EV, the recently announced Urbee, and Sparkee. Both the EV SUV and EV minivan products leverage the production moldings, the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles.  The new Urbee started its first production delivery in the 2nd quarter of 2014.  The first production deliveries of the EV SUV and Minivans are projected to occur in the 1st and 2nd quarters of 2015, respectively.

The Company’s 3Q2014 revenues were lower when compared year over year as Jonway cut back on its gasoline vehicle sales and marketing activities in order to redirect the organization and resources to focus on developing the EV dealership networks and selling the Urbee, Jonway has received orders over twenty thousand projected sales orders, with monthly quantities ordered for the different dealerships.  Some of the orders for these Urbees will depend on availability of working capital, and Jonway Auto is delivering the Urbees based on the amount of advanced payments from the dealerships and partners.  Urbee is a low speed vehicle which is currently not a nationally recognized category in China except for a few provinces. The rate of orders placed from the pipeline will in part depend on the rate at which Jonway Auto is able to manufacture and deliver the vehicles.  Given that the EV market is just now being developed in China, Jonway Auto is partnering with a few strong dealers in order to work closely on the product service support and customer service.

The goal of the Company is to become cash flow positive in the second half of 2015 by producing and selling vehicles at a target  rate of a couple thousand Urbees per month on average and at least a few hundred SUVs or minivans per month, combining the delivery of both EVs and gasoline versions of the models. The Company’s strategy for achieving this goal is to leverage the volume sales orders and the continuing demand from the market for Urbees to drive down the cost of production in the factory for EVs and to substantially absorb the overhead of the factory.  The Company believes  mass production ramp up of the Urbees will help streamline the EV manufacturing process, provide a good training ground for the production engineers, and pave the way for volume production of the more sophisticated EV products of minivan and EV SUVs.

Jonway Auto will cut back on the number of gasoline SUV models in order to reduce the overhead costs of carrying too many different gasoline versions.  Jonway will focus on its high volume lower cost gasoline model priced at around US$10,000, replacing its 1.6 liters gasoline model with a more cost effective and efficient 1.5 liter engine model.  This will be Jonway’s mainstream gasoline model.

In the meantime, Jonway auto established its three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd., focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd., focusing on minivan marketing and distribution in China, and Taizhou Vehicle Leasing Co., Ltd., focusing on the vehicle leasing business in Taizhou.

BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements include the accounts of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, ZAP Stores and ZAP Hong Kong for the three and nine months ended September 30, 2014 and 2013 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Management considers “subsidiaries” to be companies that are over 50% owned or controlled by ZAP,.  Intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non –controlling interests are included in equity.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 and 2013 may not be indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.  These unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (our “10-K”).

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

                As of September 30, 2014, we had $16.1 million in short term bank loans outstanding on the approved credit line of $41.3 million with credit exposure totaling $19.6 million with four China-based banks. The loans are secured by land and buildings owned by Jonway and guaranteed by related party Jonway Group and shareholder Wang Huaiyi.  The interest rates on the loans range from 5.04% to 8.93% per annum and the loans expire at various times through September, 2015.

Jonway intends to raise funds to support working capital needs for EV production.  If additional funding is available above the amount required for working capital, Jonway may use the additional funds for the testing and homologation of new models and potentially for new EV product molds. Depending upon the amount of available capital, funds may also be used to support the Company’s expansion plans, with emphasis on  electric vehicle sales and marketing, and new product roll outs. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through November 14, 2015 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew the convertible note which has been extended to August 2015. In the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

We intend to fund our long term liquidity needs related to operations through additional indebtedness, equity financing or a combination of both.  Although we believe that these sources will provide sufficient liquidity for us to meet our future liquidity and capital obligations, our ability to fund these needs will depend on our future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond our control, including trends in our industry and technological developments.

On September 16, 2014 the Company entered into a Placement Agency Agreement  for the purpose of identifying qualified prospective purchasers of  the Company’s debt and/or equity securities through the private placement of such securities.

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

                                                                                            September 30, 2014            December 31, 2013

     Balance sheet items, except for share capital, additional        $ 1=RMB 6.1547     $1=RMB 6.1122

     paid in capital and retained earnings

     Amounts included in the statements of operations                  $ 1=RMB 6.1480   $1=RMB 6. 1171

     and cash flows for the periods

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments stipulate that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition would be achieved. The amendments in this Accounting Standards Update are effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have material impact on the Company’s condensed consolidated financial statements, although there may be additional disclosures upon adoption.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

NOTE 3– INVENTORIES, NET

            Inventories are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013

Work in Process	$3,017	$2,228
Parts and supplies	4,315	2,906
Finished goods	4,500	4,881
	11,832	10,015
Less - inventory reserve	(1,960)	(1,981)
Inventories, net	$9,872	$8,034

 Changes in the Company’s inventory reserve are as follows (in thousands):

	September 30, 2014	December 31, 2013
Balance opening period	$1,981	$2,325
Current provision for Jonway Auto	-	(529)
Current provision for inventory ZAP-net	(21)	185
Balance end of period	$1,960	$1,981

NOTE 4 – DISTRIBUTION AGREEMENT

Distribution agreements are presented below (in thousands):

	September 30, 2014	December 31, 2013

Better World Products-related party	$2,160	$2,160
CNG Products	5,969	-
Jonway Products	14,400	14,400
	22,529	16,560
Less amortization	(7,800)	(6,721)
	$14,729	$9,839

Amortization expense related to these distribution agreements for the three months ended September 30, 2014 and 2013 were $360,000 and $360,000, respectively.  Amortization expense related to these distribution agreements for the nine months ended September 30, 2014 and 2013 were $1,080,000 and $1,080,000, respectively.  Amortization is based over the term of the agreements. There were no amortization expenses for CNG products as it has not yet been marketed in the first three quarters of 2014.

Distribution Agreement with Jonway Auto for CNG Products

On June 26, 2014, ZAP entered into an International Distribution with Jonway Auto as the distributor of Jonway Auto’s compressed natural gas SUV and compressed natural gas minivan, both in the US. and internationally. In connection with the distribution agreement the Company also issued 61 million shares of ZAP common stock valued at $6.0 million to Jonway Group.  Jonway Group had to pay the outstanding minivan mold balance in exchange for the 61 million shares of ZAP’s common stock.

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

In November 2011, Jonway and ZAP Hangzhou jointly set up Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple) with the focus to support “EV car sharing” or EV leasing.  Zapple has a registered capital of RMB 20 million. Jonway and ZAP Hangzhou each own 50% of the equity share of Shanghai Zapple. Jonway injected RMB 5 million into this joint venture and ZAP Hangzhou injected RMB 3 million.

The carrying amount of the Company’s investment in the joint ventures is as follows:

	ZAP Hangzhou	Shanghai Zapple	Total

Balance as of December 31, 2012	$437	$461	$898
Less: investment loss	(438)	(461)	(899)
CTA	1	--	1
Balance as of December 31, 2013	--	--	--
Less: Investment loss	--	--	--
CTA	--	--	--
Balance as of September 30, 2014	$--	$--	$--

The carrying amount of the Joint Venture investment had been written down to $0 as of December 31, 2013. The Company recorded a loss of $0 and $182,000 in ZAP Hangzhou for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded a loss of $0 and $79,000 in ZAP Hangzhou for the three months ended September 30, 2014 and 2013, respectively. Due to the suspension of Shanghai Zapple operations, the company recorded a loss of $0 and $461,000 in Shanghai Zapple for the three and nine months ended September 30, 2014 and 2013 respectively. These losses relate to investment in non-consolidated joint ventures accounted for under the equity method of accounting because the Company does not have control.

NOTE 6 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

              In November 2013, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. In April 2014, the company partially repaid $0.56 million. The annual interest rate is 6.6%, and the loans are due in November 2014. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. We have also drawn down $5.6 million in the form of notes payable as of September 30, 2014. Except for a note payable utilizing the credit exposure of $0.56 million, we deposited 100% cash as restricted cash as collateral for these notes payable. These notes are due in October, 2014.  As of September 30, 2014, the credit exposure of $7.3 million has been fully used. The credit line expires in November 2015. The Company repaid the note payable due in October 2014. After September 30, 2014, the bank agreed to renew the credit line.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of September 30, 2014, the total outstanding loans under this credit line were $1.1 million. The loans are due separately in November 2014 and February 2015 respectively. The annual interest rates are 8.89% and 8.93% respectively. A credit exposure of $1.2 million was used in the form of notes payable of $3.2 million with restricted cash of $2.0 million being deposited with the bank. As of September 30, 2014, a total credit exposure of $2.4 million has been used. The Company repaid the loan due in October 2014. The credit line has not renewed as of November 14, 2014.

               In December 2013, we were approved for up to an aggregate of $9.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.5 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of September 30, 2014, $6.9 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.8 million.  In June 2014, Jonway borrowed a 6 months short-term loan of $0.31 million at interest rate of 7.28%. In July 2014, Jonway borrowed an 11 months short-term loan of $1.2 million at interest rate of 7.2%. As of September 30, 2014, the credit exposure of $4.5 million has been fully used. The credit line expires in December 2014 and not yet renewed as of November 14, 2014. The Company repaid the note payable due in October 2014.

                In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of September 30, 2014, the total outstanding loan under this credit line was $6.5 million with $1.6 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 7.2%.  The loans are due in various dates from October 2014 to September 2015. Jonway also drew down $0.49 million in the form of a note payable as of June 2014. We deposited 100% cash as restricted cash for the note payable. As of September 30, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014 and not yet renewed as of November 14, 2015. The Company repaid the loan due in October 2014.

In October 2014, Jonway repaid the short term debts of $2.27 million and bank acceptance notes of $7.4 million when they became due.  Except for the aforesaid repayment, there are no short term loan and bank acceptance notes due by November 14, 2014. There is no bank acceptance notes issued after September 30, 2014.

 Short term debt

In November 2013, Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million from CITIC. The annual interest rate is 6.6%, and the loans are due in November 2014. In April 2014, Jonway partially repaid $0.56 million. In March 2014, Jonway borrowed $0.98 million from CITIC Bank. The loan expires in March 2015 and the annual interest rate is 7.08%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 11, 2013, in which a land use right and a building with a total carrying amount of $6.1 million as of September 30, 2014 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

In July, August and November 2013, the company borrowed a total of $2.1 million of short term loans at interest rates of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by related parties including Jonway Group, the shareholder Wang Huayi and other individuals. Loans of $1.3 million were due in January and February 2014, and were repaid when due. The remaining balance of $0.8 million was repaid in May 2014. Jonway borrowed a short-term loan of $0.3 million in February 2014 at the annual interest rate of 8.89% which was repaid in August 2014. Jonway borrowed a short-term loan of $0.8 million in May 2014 at the annual interest rate of 8.89% which is due in November 2014. In August, Jonway borrowed a short-term loan of $0.3 million at the annual interest rate of 8.93% which is due in February 2015. In October 2014, Jonway repaid $0.81 million of a short term loan to Taizhou Bank when it became due. In October 2014, Jonway borrowed $0.81 million of a short term loan from Taizhou Bank. The loan expires in April 2015 and the annual interest rate is 8.496%

The Company also borrowed loans from Industrial and Commercial Bank of China (ICBC) during 2013. In June 2013, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.9%. The loan was due and repaid in June 2014. In August 2013, Jonway borrowed a 6 months short-term loan of $0.8 million. The annual interest rate was 5.6%. The loan was repaid when due in February 2014.  In August 2013, Jonway borrowed a one year short-term loan of $ 1.1 million. The annual interest rate was 6.9%. It was due and repaid. In September 2013, Jonway borrowed a 6 months short-term loan of $0.7 million. The annual interest rate was 5.6%. The loan was repaid when due in March 2014.  In November 2013, Jonway borrowed a one year short term loan of $1.5 million.  The annual interest rate was 7.2%. In December 2013, Jonway borrowed a one year short term loan of $1.1 million. The annual interest rate was 7.2%.In March 2014, Jonway borrowed a 6-month short-term loan of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 5.6% and repaid when due in September 2014. In April 2014, Jonway borrowed a 6 months short-term loan of 0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 6%. In June 2014, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.256%. In August 2014, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.92%. In September 2014, Jonway borrowed a 6-month short-term loan of $0.8 million at the annual interest rate of 5.04%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.58 million with ICBC and $1.6 million of restricted cash of September 30, 2014. In October 2014, Jonway repaid $1.46 million of a short term loan to ICBC when it became due. In  October 2014, Jonway borrowed $1.46 million of a short term loan from ICBC. The loan expires in October 2015 and the annual interest rate is 6.6%

In June 2014, the company borrowed a 6 month short-term loan of $0.31 million at an interest rate of 7.28% from China Everbright Bank. In July 2014, Jonway borrowed a 11 months short-term loan of $1.2 million at the annual interest rate of 7.2%. The loans were guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right with a carrying value of $2.1 million.

The weighted average annual interest rate during 2013 was 7.04%, the weighted average annual interest rate for the first three quarters of 2014 was 6.95%, 7.45% and 7.0% respectively

          (in thousands)

	September 30, 2014	December 31, 2013
Loan from CITIC bank	$6,752	6,381
Loan from ICBC	6,476	6,381
Loan from Taizhou Bank	1,137	2,127
Loan from China Everbright Bank	1,527	-
Loan from Pay-Ins Prem	200	72
	$16,092	14,961

Bank acceptance notes

As of September 30, 2014, the Company has bank acceptance notes payable in the amount of $16.2 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of September 30, 2014, the restricted cash for the notes was $11.4 million.

– 3 to 6 month term for each note issued (in thousands)

	September 30, 2014	December 31, 2013
a) Bank acceptance notes payable to China Everbright bank	$6,856	$8,891
b) Bank acceptance notes payable to Taizhou bank	3,246	3,927
c) Bank acceptance notes payable to CITIC bank	5,566	2,700
d) Bank acceptance notes payable to ICBC	487	177
	$16,155	$15,695

a.
Notes payable to China Everbright bank have various maturity dates from October 2014 to March 2015. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. In October 2014, the company repaid the note payable when it became due.

b.
Notes payable to Taizhou bank have various maturity dates from October 2014 to February, 2015. The Company is required to maintain cash deposits at 50% to 100% of the notes payable with the bank, in order to ensure future credit availability. In October 2014, the company repaid the note payable when it became due.

c.
Notes payable to CITIC bank will be due from October 2014 to March 2015.  Except for a note payable utilizing credit exposure of $1.12 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability. In October 2014, the company repaid the note payable when it became due.

d.	Notes payable to ICBC will be due in December 2014. The Company is required to maintain cash deposits at 50% to 100% of the notes payable with the bank, in order to ensure future credit availability.

In October 2014, approximately $7.4 million of notes payable matured and repaid. There is no notes payable issued after September 30, 2014.

 NOTE 7- CONVERTIBLE BOND

On June 12, 2013, the Company signed a convertible bond agreement, pursuant to which a Convertible Bond would be put in place to fund the formation of JAZ (Jonway and ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to ZAP shares. The Company received $1.7 million of the $2 million. As of October 27th, 2014, US$500,000 of the convertible bond has been repaid to one of the bond holders (Korea Yung), and US$600,000 has been converted to ZAP shares by the other bond holders, leaving an outstanding principal amount of $600,000 on the bond yet to be repaid in cash or in ZAP shares.

Effective September 29, 2014, the Company and Korea Yung amended their original agreement dated August 12, 2014. Under the amendment, the Company made a payment totaling $528,500 to Yung as of October 27th, 2014.  The payment represented a principal reduction of $500,000 and $28,500 of interest on the Company’s outstanding convertible bond held by Yung. Per the agreement, the Company will release 7,095,344 shares from escrow and deliver the shares to Yung, or repay the remaining $600,000 principal in cash in part or in full, on or before December 31, 2014 or within five (5) business days thereafter.

NOTE 8 – SEGMENT REPORTING

Operating Segments

                In accordance with ASC 280, the Company has identified four reportable segments consisting of Jonway Vehicles, Advanced Technology Vehicles, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Vehicles segment represents sales of the gas fueled and electric vehicles of Jonway A380 three and five-door sports utility vehicles, minivans and spare parts principally through distributors in China. The Advanced Technology Vehicles segment represents EV sales and marketing outside of China. The Consumer Product segment represents our ZAPPY3 personal transporters. The Company’s chief operating decision making group, which is comprised of the Chief Executive Officer and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

     The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway	Electric			Advanced
	Conventional	Consumer			Technology
	Vehicles	Products	Car outlet		Vehicles	ZAP HK	Total

For the three months ended September 30, 2014:
Net sales	$4,951	$269		$-	$-	$-	$5,220
Gross profit (loss)	$(692)	$72		$-	$-	$-	$(620)
Depreciation and amortization	$1,445	$655		$-	$-	$-	$2,100
Net profit (loss)	$(2,837)	$(1,966)		$-	$-	$-	$(4,803)
Total assets	$82,207	$22,870		$-	$-	$1,439	$106,516

For the three months ended September 30, 2013

Net sales	$9,660	$252	$		$17	$-	$9,929
Gross profit (loss)	$512	$107	$		$(6)	$-	$613
Depreciation and amortization	$1389	$657	$		$-	$-	$2,046
Net loss	$(1,719)	$(1,622)	$		$(5)	$-	$(3,346)
Total assets	$88,226	$22,692	$		$0	$-	$110,918

For the nine months ended September 30, 2014:
Net sales	$18,926	$704		$-	$-	$-	$19,630
Gross profit (loss)	$(1,759)	$189		$-	$-	$-	$(1,570)
Depreciation and amortization	$4,309	$1,967		$-	$-	$-	$6,276
Net profit (loss)	$(8,424)	$(5,262)		$-	$-	$-	$(13,686)
Total assets	$82,207	$22,870		$-	$-	$1,439	$106,516

For the nine months ended September 30, 2013

Net sales	$35,878	$639		$-	$45	$-	$36,562
Gross profit (loss)	$166	$174		$-	$(32)	$-	$308
Depreciation and amortization	$4,079	$1,970		$-	$0	$-	$6,049
Net loss	$(8,360)	$(5,078)		$(174)	$(33)	$-	$(13,645)
Total assets	$88,226	$22,692		$-	$0	$-	$110,918

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Customer information

Approximately 96% or $18.9 million of our revenues for the nine months ended September 30, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 50 factory level dealers in China. Approximately 98% or $35.9 million of our revenues for the nine months ended September 30, 2013 are from sales in China. Jonway Auto distributed its products to an established network of over 50 factory level dealers in China.

Supplier information

For the three and nine months ended September 30, 2014 and 2013, approximately 96.6% or $5.6 million and  97.6% or $20.6 million and 98.2% or $9.1 million and 98.5% or $35.7 million of the consolidated cost of goods sold were purchased in China.

NOTE 9– RELATED PARTIES

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and supplies used in manufacturing.

Amount due from related parties are as follows:
	September 30, 2014	December 31, 2013
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$2,767	$4,973
JAZ	1,166	961
ZAP Hangzhou	40	127
Total	$3,973	$6,061

Amount due to related parties are follows:
	September 30, 2014	December 31, 2013
Jonway Group	$4,213	$303
Jonway Motor Cycle	134	113
Taizhou Huadu	701	631
Shanghai Zapple	37	36
Ms. Lu	-	30
Mr. Wang	560	-
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co	953	-
Cathaya Capital	334	1147
Total	$7,081	$2,409

Transactions with Jonway Group

Jonway Group is considered a related party as the Wang Family, one of the shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of the plastic spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. For the nine months ended September 30, 2014 and 2013, Jonway made purchases from Jonway Group of $915,000 and $916,000. For the three months ended September 30, 2014 and 2013, Jonway made purchases from Jonway Group of $241,000 and $236,000.

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

On February 26, 2014, a binding letter of commitment in equity investment in ZAP was signed between the Company and four individual investors. The four individual investors are the representatives of the employees of Jonway Auto and Jonway Group in China and they will hold the issued stocks on behalf of these employees. The shares were issued at discounted share price based on averaged price over the last 60 days from the date of signing the agreement. As of September 30, 2014, $1.9 million was received by ZAP. The number of stock issued on August 14, 2014 was 31,666,668.

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

As of September 30, 2014 the Company had deemed 317 vehicle owners eligible for a refund and picked up 315 of the vehicles. The Company had paid out $1,059,755 to owners of the recalled 2008 Xebras as of September 30, 2014.  This amount includes refunds and the cost to transport and destroy vehicles.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

               The Company has accrued for estimated expenses related to above claims last year, and the amount refunded is less than the accrued estimated amount. The excess amount will be reversed into income when the relevant authority satisfies that the company has met the obligation.

 NOTE 12– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and dealers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by Jonway Auto would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $1.9 million and $6.8 million as of September 30, 2014 and 2013, respectively. This is a reduction of $4.9 million from 2013. The guarantee expires in December 2014. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

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

Recent Developments

 Jonway signed an OEM contract with AIMA, the largest producer of EV motorcycles in the world, to manufacture and produce a new version of the Urbee for AIMA.  AIMA will be selling the new Urbee model through its network of over 2,000 EV motorcycle dealers throughout China.  AIMA is headquartered in Tianjin, China, and had sales of over 3 million electric motorcycles last year.  AIMA funded a new design for the Urbee to provide a unique look for AIMA’s brand.  Sales of the new models are projected to commence in January, 2015 and the products will be manufactured by Jonway.

AIMA is one of five major OEM partners with whom Jonway has signed strategic agreements.  The other OEM partners are Sunra from Jiangsu Province, third largest EV motorcycle manufacturer in China, Zongshen, the largest EV 3-wheel motorcycle manufacturer in China, based out of Jiangsu, Da Jiang from Hebei Province, and Wu Yang from Henan Province.

Jonway received type approval certification for its SUV in Brazil and signed an annual sales contract with its partner Agra 8000, a Brazilian company headquartered in Rio de Janeiro.  After several years of extensive work by the joint partners, Jonway’s SUV has been calibrated to meet the E22 requirements, with complete type approval and certification issued for Brazil, and meeting all crash, safety, and emissions requirements.  The annual sales contract starts with initial monthly shipments of 50 SUVs per month.

In regard to Aptera, the board of ZAP has demanded that Co-CEO Alex Wang resolve the conflict of interest in Jonway Group’s purchase of the Aptera assets and the formation of the new company Aptera (same name as the product) in the USA.  Alex Wang has agreed to transfer the asset ownership of Aptera to Jonway Auto, but this issue currently remains unresolved.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	111.9%	93.8%	108.0%	99.2%
Operating expenses	62.6%	32.2%	48.1%	31.6%
Loss from operations	-74.6%	-26.0%	-56.1%	-30.7%
Net loss attributable to ZAP	-65.4%	-25.2%	-48.7%	-26.1%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

              Net sales for the three months ended September 30, 2014 were $5.2 million as compared to $10.0 million for the three months ended September 30, 2013.

             Jonway Auto’s revenue for the three months ended September 30, 2014 decreased by $4.7 million from $9.7 million for the quarter ended September 30, 2013 compared to $5.0 million for the quarter ended September 30, 2014. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway ‘s upgraded A380, which was launched  into the market to compete with these competitors, the resulting sales volume ramped up in this 3rd  quarter did not reach the expected volume (iii) China’s overall economic condition worsened during the quarter (the GDP increase rate for this quarter compared to same quarter in 2013 was 7.3%, which is unexpectedly low).

Our third quarter sales of our Advanced Technology segment sales decreased by $17,000 from $17,000 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014.

       In our Consumer Product segment, sales increased $17,000 to $269,000 from $252,000 for the three months ended September 30, 2014 and 2013 respectively.

             Gross profit decreased by $1.2 million from a gross profit of $0.6 million for the three months ended September 30, 2013 to a gross loss of $0.6 million for the three months ended September 30, 2014.  Our margins dropped from 6.2% to negative 11.9%.

       Jonway Auto’s gross profit decreased by $1.2 million from a gross profit of $512,000 in the third quarter of 2013 to a gross loss of $692,000 for the third quarter ended September 30, 2014. The sales volume for both SUV and minivan dropped in comparing with last year. The low sales volume did not generate sufficient contribution to absorb the operating cost leading to increase in gross loss

          The Consumer Products segment experienced a decrease in gross profit of $35,000 from a gross profit of $107,000 in the three months ended September 30, 2013 to $72,000 in the three months ended September 30, 2014. The decrease was due to bulk sales to major customers carried out in 3rd quarter of 2014.

Sales and marketing expenses increased $0.5 million from $1.2 million for the three months ended September 30, 2013, to $1.7 million for the three months ended September 30, 2014.  As a percentage of sales the expense increased from 12.3% for the three months ended September 30, 2013 to 32.6% for the three months ended September 30, 2014 due to the decrease in net sales and carrying out the promotion program for 1.5 liter model of SUV in the third quarter.

General and administrative expenses decreased by $0.4 million from $1.8 million for the quarter ended September 30, 2013 to $1.4 million in 2014. It was due to cost control and a drop in subcontracting fees as sales volume dropped.

              Research and development expenses decreased by $1,000 from $120,000 for the three months ended September 30, 2013 to $119,000 for the three months ended September 30, 2014.

               Interest expense increased by $169,000, from $955,000 in the third quarter of 2013 to $1.1 million in the third quarter of 2014. In 2014, the amortization of the previous year’s discount on the convertible debt was significantly higher and we are incurring interest on our notes and short term borrowings.

               Other income decreased by $51,000 from $263,000 for the three months ended September 30, 2013 to $212,000 for the three months ended September 30, 2014. It was due to a decrease in sales of scrap.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

              Net sales decreased by $17.0 million from $36.6 million for the nine months ended September 30, 2013 to $19.6 million in September 30, 2014.

               Jonway auto’s revenue for the nine months ended September 30, 2014 decreased by $17.0 million from $35.9 million for the nine months ended September 30, 2013 to $18.9 million for the nine months ended September 30, 2014. The sales volume decreased due to  the following factors: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) China’s overall economic condition worsened during the three quarters of 2014 (the GDP increase rate for the three quarters of 2014 compared to same period in 2013 was 7.4%, which is unexpectedly low).

  There were no sales in the Advanced Technology segment in the three quarters of 2014. Sales dropped by $45,000 from September 30, 2013 to $0 of September 30, 2014.

Sales of consumer products comparing the first nine months of 2014 increased by $65,000 from $639,000 of the first nine months of 2013 to $704,000 in the three quarters of 2014.

Gross profit decreased by $1.9 million from gross profit of $308,000 for the nine months ended September 30, 2013 to gross loss of $1.6 million for the nine months ended September 30, 2014.  The decrease in gross profit in the nine months ended September 30, 2014 principally related to the lower sales volume on both SUV and minivan.

Jonway auto’s gross profit decreased by $2.0 million from a gross profit of $0.2 million for the first nine months of 2013 to a gross loss of $1.8 million for the nine months ended September 30, 2014. The decrease was primarily due to sales drop.

            Sales and marketing expenses decreased by $1.5 million from $4.7 million for the nine months ended September 30, 2013 to $3.2 million for the same period ended September 30, 2014.  As a percentage of sales the expense increased from 13.0% for the nine months ended September 30, 2013 to 16.2% for the nine months ended September 30, 2014 due to drop in net sales.  The company has been continuously trying to reduce the expenditures in 2014. There was a decrease in sales volume and overall decrease in sales and marketing expenses

               General and administrative expenses for the nine months ended September 30, 2014 decreased by approximately $0.5 million, from $6.4 million in 2013 to $5.9 million in 2014. It was due to cost control and dropped in subcontracting fees.

            Research and development expenses decreased by $49,000 from $429,000 for the nine months ended September 30, 2013 to $380,000 for the same period ended September 30, 2014. There were fewer projects carried out

                   Interest expense, net increased by $0.4 million from $2.6 million for the first nine months of 2013 to $3.0 million in the nine months ended September 30, 2014.The increase was due to increased borrowings in China and amortization of convertible debt costs.

Other income (expense) decreased $0.2 million from $0.8 million for the first nine months of 2013 to other income of $0.6 million for the first nine months of 2014. It was due to a decrease in sales of scrap.

Net loss for the nine months ended September 30, 2014 was $13.7 million loss compared to a $13.6 million loss for the nine months ended September 30, 2013.

               Liquidity and Capital Resources

        In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in related party securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.  At September 30, 2014, we believe that we will have sufficient liquidity required to conduct operations through September 30, 2015.

In January 2011, ZAP issued $19.0 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition. On March 31, 2012 ZAP entered into an amendment to the note which extended the maturity date of the note without interest from August 12, 2012 to August 12, 2013. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with 8% interest rate per annum will have a new maturity date of August 12 2015.  It is likely that we will be able to extend the maturity of the debt upon the expiration date. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until August 12, 2015.

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

  On September 16, 2014 the Company entered into a Placement Agency Agreement with a company under which prospective purchasers of debt and equity securities issued by ZAP would be identified.  ZAP intends to raise capital in the future through the private placement of such securities.

              In the first nine months of 2014, net cash used in operating activities was $2.1 million.  Cash used in the first nine months of 2014 was comprised of the net loss incurred for the nine months of $13.7 million plus net non-cash expenses of $6.8 million including the depreciation of $5.2 million and amortization of $1.1 million and the net decrease of $4.8 million in operating assets and liabilities including the changes in due to related parties of $5.8 million, advance from customers of $2.0 million and due from related parties of $2.1 million. In the first nine months of 2013, net cash used for operating activities was $6.0 million. The drop in net cash used in operating activities was due to the financial support provided from Jonway Group to Jonway auto. The decrease in sales volume in this quarter had negative impact on Jonway Auto’s liquidity. As a shareholder of the company, Jonway Group will provide additional liquidity to the company and its subsidiaries in order to meet the financial obligations. Thus, the amount due to Jonway Group on September 30, 2014 was much higher than on December 31, 2013.

              Investing activities used cash of $1.0 million and $1.6 million in the first nine months ended September 30, 2014 and 2013, respectively. Investing activities were used for the purchase of equipment, offset by $40,000 proceeds from the sales of motor vehicles.

              Financing activities for the nine months ended September 30, 2014 provided cash of $1.4 million compared with financing activities that provided cash of $6.6 million for the nine months ended September 30, 2013. During the first nine months of 2014, we provided cash of $31.4 million in short term loan and notes.  We used cash of $29.6 million in repayment of notes and short term borrowings. The issuance of common stocks provided funds of $1.9 million. Restricted cash changed by $2.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, financing activities provided cash of $6.6 million, which was mostly contributed by the short term loan and notes.

              The Company had cash of $0.8 million at September 30, 2014 as compared to $2.6 million at December 31, 2013. The Company had working capital deficits of $70.9 million and $69.0 million for the periods ended September 30, 2014 and December 31, 2013 respectively.

In the event that we require additional liquidity, our Principal shareholders and related parties, Jonway Group, Alex Wang and Huaiyi Wang have agreed to provide the necessary support to meet our financial obligations through November 14, 2015.  In addition, CEVC (China Electric Vehicle Corporation) has renewed the convertible note and in the event that CEVC decides to call on the repayment, the repayment would be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

As of September 30, 2014 the Company had deemed 317 vehicle owners eligible for a refund and picked up 315 of the vehicles. The Company had paid out $1,059,755 to owners of the recalled 2008 Xebras as of September 30, 2014.  This amount includes refunds and the cost to transport and destroy vehicles.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

               The Company has accrued for estimated expenses related to above claims last year, and the amount refunded is less than the accrued estimated amount. The excess amount will be reversed into income when the relevant authority satisfies that the company has met the obligation.

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

Dated: November 14, 2014	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2014	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 14, 2014	By:	/s/ Fung Chi Kwong
Name: Fung Chi Kwong

Title: Chief Financial Officer

(Principal Financial Officer)