Form 10-K
period 2014-12-31
ZAP
filed 2015-04-15
CIK 1024628

UNITED STATES
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

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
Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2014 was $11,946,684.

There were a total of 460,212,950 shares of the Registrant’s Common Stock outstanding as of April 15, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to obtain adequate working capital from Chinese banks to finance the manufacturing of the products ordered by the dealers;

our ability to raise additional funding to support the on-going capital investment needed to produce new models and stay competitive in the automobile market;

our ability to find the bank financing needed by the dealerships in China to support products to display in their show room and stock the warehouse inventory;

our ability to fund marketing and sales in order to establish and strengthen our sales network, product brand and promote the Company’s products;

•	our ability to maintain effective disclosure controls and procedures;

•	our ability to utilize ZAP’s presence in the US to successfully market and sell Jonway’s products;

•	whether the Chinese government subsidies for electric vehicles will continue through 2020 at the levels that have been published;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain type approval from government authorities for new products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles; and

•	changes in our business plan and corporate strategies that may affect the financial performance of ZAP and Jonway.

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

PART I

Item 1.   Business

Overview of Recent Developments

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles.  The acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd., or Jonway, in January 2011 was attained by funding of initially more than $36 million from Cathaya Capital.  The goal was to have access to an automobile manufacturing facility for producing electric vehicles and to have access to the electric vehicle market in China through Jonway Automobile’s dealership network.  We believed this would help position ZAP as a significant supplier to electric vehicles in the Chinese market.

The acquisition of a majority interest in Jonway gives ZAP a full automobile production manufacturing facility to mass produce electric vehicle products and allows us to expand our distribution network for ZAP’s electric vehicles and provide access to the rapidly growing electric vehicle market  in China and internationally.   The electric version of Jonway’s A380 SUV was type approved in 2013 in China, and this product has been upgraded in the last year to utilize more advanced lithium battery systems and improved electric power train.

In 2014, Jonway transitioned away from its traditional gasoline vehicle business to focus on the electric vehicle market. This resulted in reduced revenues in 2014 compared to 2013, and increased the burdened cost of production due to lower volumes. Jonway’s gasoline SUV and minivan faced stiff competition in China over the past couple of years due to the increased number of larger companies  now dominating this category of vehicles for gasoline cars. With increased competition, Jonway has had to lower its price for its gasoline SUV models, resulting in lower gross margins. The lower volume of gasoline vehicles produced due to the competitive SUV market, created a barrier for further material cost reduction. Due to the challenging environment for gasoline vehicle markets , ZAP Jonway realigned its focus to electric vehicle markets in 2014 and launched its small low speed electric vehicle, Urbee, while continuing to enhance and upgrade its EV SUV and EV minivan.

 The EV SUV and EV minivan are lithium battery based and are eligible to qualify for subsidies from the Chinese central government and certain local governments.  The cost of lithium battery based electric vehicles has been expensive, with the cost of the batteries usually accounting for more than 60% of the cost of the vehicles.  Without government subsidies, the lithium based EV would be too costly for the Chinese market.  The Chinese government has committed to continue to reimburse lithium based EVs until 2020, with gradual reduction of 5% per year in the amount subsidized.  Subsidies from the government are reimbursed to the manufacturer after the EV has been sold. The time to receive the reimbursement may be lengthy and the process arduous. As a result, the manufacturer needs to put up the full amount of working capital in order to produce the EV, sell the vehicle, and  receive the reimbursement from the government at a later date. To mitigate the working capital requirements to fund the production of EVs with lithium batteries, Jonway is working on a lead acid battery version of the minivan and SUV.  These vehicles are designed for city driving, but will not be eligible for government subsidies because they are lead acid based.  However, the lower price of the lead acid EV may be equally competitive, especially for the minivan market where most buyers are using it for city deliveries with daily limited driving range.  The lead acid minivan is targeting its price point to be only slightly above the gasoline minivans, and similarly for the SUV lead acid versions. Driving range for the lead acid battery vehicles will be 35% to 40% less than the lithium battery vehicles.  However, the minimum range will still be over 100km.  Lead acid EVs with lower range and smaller engines, targeting small city driving, will be available at end of 2015 and will not be dependent on reimbursements from the government subsidies, hopefully, reducing the strain on working capital.

In order to more efficiently address the market demand for EVs, especially, in smaller cities, Jonway launched a smaller more economical low speed vehicle (LSV), Urbee, which is lead acid based.  This EV is much cheaper than the lithium based EVs and is not eligible for government subsidies.  Urbee, being a much lighter vehicle, requires less battery and is able to sustain a reasonable range of 150km between charges.

The Urbee EV is targeting the lower end market in China and internationally.  However,   China central government currently does not offer low speed vehicle (LSV) licenses.  Most of the LSVs sold today in China are in the Shandong and Hunan provinces, where local governments have granted an exception to support LSVs.  The LSV products in China are not eligible for subsidy, even if produced with lithium batteries, because China has not yet approved this as an automobile category. Although several hundred thousand LSVs were sold in 2014, these have been sold primarily in the provinces where local governments have granted such exceptions to support LSVs in small towns and villages. This support is given in order to enable consumers to have a lower cost alternative means of transportation without adding to air pollution.

The near term objective for the Company is to produce enough volume of the Urbees to carry the overhead cost of Jonway’s factory. So, despite the lower gross margins of the Urbees, the production volume helps reduce the manufacturing cost overall for all of the vehicles including the SUVs and minivans by absorbing the cost of the factory overhead.  Since launching the Urbees in June 2014, Jonway has produced and sold more than 4,000 Urbees.  The target is to be able to produce and sell approximately 1,500 to 2,000 Urbees per month, which will cover a portion of the overhead cost of the factory.  The market response on the product has been favorable.  However, as China does not currently have an LSV category for its automobiles, many dealers are hesitant to carry Urbees because it can not be registered with a license plate. The places where Urbees are sold are primarily in very small towns and villages where buyers are buying U as an alternative to motorcycles for a safer and more comfortable means of transportation.

Our strategy in the longer term, is to serve the city delivery fleets where EVs can help reduce pollution in the cities.   The Company’s EV minivan is ideal for this market and can be configured as a delivery van or a passenger van.  While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully deploy electric vehicles because they are more likely to have adequate charging infrastructure, service, and support and the vehicles often travel along predictable routes with a central point of operation.  Fleet markets or delivery vehicles are more sensitive to the economics of fuel cost and when electric vehicles can be offered at comparable prices to gasoline vehicles, given the support of subsidies, the incentives to use EVs can be compelling for these markets.

The high cost of lithium batteries and EV power train have created working capital challenges for Jonway.  As a result, Jonway signed OEM agreements with companies such as Shi Kong from Hangzhou, who is partnered with Dong Feng (one of the largest government auto manufacturers in China) to manufacture and sell the Company’s EV minivan.  Dong Feng has access to a very large amount of working capital and benefits from its larger distribution channels and established sales network.  Under the OEM business model, Jonway is not selling directly into the distribution channels or to end customers, so the margins would be lower, but the large sales opportunity could increase volume, ultimately reducing manufacturing material costs. This partnership arrangement mitigates the strain on working capital, reduces cost of sales,  and operating expenses, and may improve net margins.  This is one of the ways to address the market in the near term without straining for more working capital. Longer term, ZAP and Jonway wants to develop its own new EV distribution network and be able to fund this new channel development.  Both ZAP and Jonway are seeking additional funding from financial institutions and strategic partners.

Background and History

ZAP has twenty years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our website www.zapworld.com. We have been a pioneer in developing and marketing electric vehicles such as the zero-emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter.  In 2003, we announced our first electric automobiles, including an electric automobile imported from our Chinese supplier. We introduced electric all-terrain vehicles in 2004.  In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all-electric Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

ZAP was incorporated in 1994 under the name “ZAP Power Systems,” and changed its name to “ZAPWORLD.COM” in 1999 and to ZAP in 2001. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California 95401.  ZAP’s telephone number is (707) 525-8658.  ZAP’s main company website is www.zapworld.com. Information contained on the website is not incorporated by reference herein and you should not consider information on the website to be part of this annual report on Form 10-K.

 ZAP has twenty years of experience designing, developing, manufacturing and selling innovative electric transportation products and Jonway has more than ten years of automobile manufacturing production history and holds the rights to the license for manufacturing SUVs and minivans (Chinese Auto License #6, issued out of the city of Hangzhou in Zhejiang Province).  This is the only automobile license issued by Hangzhou city, which is considered to be one of the largest and more industrially advanced cities in China.  Jonway’s factory has approximately 400 factory workers and engineers and around one million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year, and an extensive sales distribution network in China.

China Fleet Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China and abroad through the sale of plug-in electric SUV and Van models to large taxi and corporate fleets in China and internationally.  ZAP Jonway received type approval of its E380 in January 2013.  A lead acid version of the minivan EV will be offered for the low end market and the plan is to have the lithium acid version of the minivan launched for China and the international markets this year. There is more rapid adoption in the use of electric vehicles for fleets that are focused on providing EVs to delivery and logistic companies, as well as car-sharing leasing companies in the densely populated cities.

 ZAP Jonway also intends to market its vehicles to government and corporate fleets.  ZAP believes that the adoption of electric vehicles continues to be limited by the lack of adequate charging infrastructure, service, and support.  ZAP also believes these limitations may be more easily managed in fleet operations where vehicles may travel along predictable routes and have a central point of operation.  Accordingly, ZAP markets its vehicles to fleet customers.

Our Vehicles and Products

        Jonway Automotive Products: Gasoline Model

Jonway’s current automotive product line includes the gas fueled A380 Five-Door SUV, the A380 Three-Door SUV and the Jonway Van.  The A380 Three-Door SUV has not been popular in China, and is offered only in limited quantities.

Jonway A380 Five-Door.  The Jonway A380 Five-Door is a gasoline powered 4-speed sport utility vehicle available in 1.5 liter engines and is available with automatic or manual transmission.

Jonway Van.  The Jonway Van is a conventional fuel small van. This product was launched in 2012.  Due to the competitive market for gasoline minivans in China, Jonway has not had large volume sales of gasoline minivans.  The target for volumes sales for the minivans will be in the EV models.

    ZAP Automotive Products: Electric Vehicles

ZAP Jonway SUV A380, E380 and E380-S.  ZAP’s current automotive product line includes the all-electric E-380 SUV. The E-380 SUV has a range of 150km and speed of up to 130km per hour.  It has a 25 kwatt hour engine, with peak performance of over 60kwatt hour.  This has been type approved for China and is available for international markets.

ZAP Jonway Minivan.  The Minivan which was introduced in 2012 is offered in the traditional gasoline model with a 1.1 liter engine.  This minivan will be offered as EV with two options in 2015: one with lead acid for the low end market where range is limited to 80km and speed is no more than 100km per hour and a high end model with lithium batteries where speed is 130km per hour and range is 200 km distance.

URBEE. The Urbee is a low-speed electric vehicle. With a driving range of over 150 km per charge, it is ideally suited for daily city driving with overnight recharging.  The Urbee can hold up to two passengers is designed for corporate and university campuses, airports, warehouses, military bases, retirement communities and golf courses. A four passenger, four door version is now available in China, and has a higher power engine.  The maximum speed for the Urbee is 60kph (~37 mph).  The Urbee is type approved for Europe as L6 vehicle, and currently undergoing the DOT certification process as LSV in the U.S.   As it is classified as a low speed vehicle, the Urbee is limited by its controller to travel at speed up to 25 mph (the maximum for LSV’s) in the US and European markets.

ZAP Jonway Launches HYBRID CNG SUV Targeting Alternative Fuel Markets

         HYBRID Compressed Natural Gas (CNG) as an additional product in its line of New Energy Vehicles.  ZAP Jonway launched its first HYBRID CNG vehicle with Jonway Auto’s A 380 SUV.  CNG is widely available in many international markets, but due to the lack of refueling stations in China, there is no significant market in China.

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

 Jonway Auto was issued the EV Catalogue License and factory certification for EV production manufacturing

Jonway Auto was issued the EV Catalogue License and factory certification for EV production manufacturing, and has also received E380 SUV China type approval and Catalogue License.  The EV Catalogue License issued to Jonway's factory for production manufacturing of Electrical Vehicles allows their factory in Sanmen, Zhejiang to manufacture and produce all current and future Electrical Vehicle products.  This certification process rigorously verifies the factory's safety procedures in handling production of EV products, and reviews the production processes, testing and handling of lithium battery packaging and installation.

ZAP Jonway also received the type approval for its E380 SUV.  The E380 SUV represents the first international EV to receive Chinese type approval.  The E380 SUV is the first electric vehicle allowed to be produced and sold in China from an international company, ZAP.  The electric power train for the E380 SUV was designed by ZAP Hangzhou Joint Venture; a joint venture company formed to do engineering design for electric vehicles, and was principally responsible for achieving the type approval, working in conjunction with the factory engineers at Jonway Auto.  This long and arduous testing process took more than one year, and required extensive endurance and safety testing, as well as detailed engineering documentation of both the design and the test

Other ZAP Products

ZAPPY3 Personal Transporters.  The ZAPPY3 Pro Flex is designed to meet the requirements of material handling, warehousing, fabrication and construction industries.  ZAP has two basic models, the Pro Flex 350 and the Pro Flex 500.

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

Neither Jonway nor Jonway Group is in the National Catalog or qualified directly to produce whole automobiles.  Zhejiang UFO Automobile Manufacturing Co., Ltd., or Zhejiang UFO, to which Jonway Group is one of three shareholders with minority interest, is listed in the National Catalog as a qualified manufacturer of certain UFO-brand cars.  Jonway currently has authorization from Zhejiang UFO to use Zhejiang UFO’s manufacturing permits and licenses to assemble and sell the automobiles manufactured by Jonway at the Sanmen branch of Zhejiang UFO, or the Sanmen Branch, pursuant to the Contractual Operation Agreement entered into among Zhejiang UFO, Jonway and Jonway Group on January 1, 2006, or the Operations Agreement.  This agreement gives Jonway the authority to manufacture #6 Catalogue licensed vehicles which specifically includes SUVs and Minivans in China.  This license is required in China for sales in China and for export internationally. Pursuant to the Operations Agreement:

•
Zhejiang UFO granted Jonway the full power to operate and manage the Sanmen Branch and manufacture the SUV and minivan products for which Zhejiang UFO has manufacturing permits or licenses, except for certain professional matters;

•
the parties agreed that the Sanmen Branch shall not manufacture or sell other automobiles or products without Zhejiang UFO’s authorization or conduct any business with a third party other than Jonway; and

•
Jonway agreed to pay certain contracting fees to Zhejiang UFO.  Zhejiang UFO and Jonway Group have mutually agreed that the Operations Agreement will be extended indefinitely for Jonway to produce and sell the SUV and minvan models.  .

We understand that laws of the People’s Republic of China do not expressly prohibit the aforementioned arrangements.  However, it is possible that the government of the People’s Republic of China may decide that manufacturing Jonway automobiles under Zhejiang UFO’s license or the manufacturing of vehicles with a brand name other than the UFO brand listed in the National Catalog is not in full compliance with laws of the People’s Republic of China.  In this case, Jonway could face sanctions from the government, including fines, an order to cease operations, and revocation of Jonway’s general business license.  To be a qualified automobile manufacturer, Jonway may apply to the government of the People’s Republic of China to be separately listed on the National Catalog.  However, due to the current industry policies of the government of the People’s Republic of China, new manufacturing permits and licenses are rarely, if ever, granted and even then, applying for new models is likely to be a time-consuming process.  Also, if the government were to revoke Zhejiang UFO's license or if Zhejiang UFO refuses to apply for Jonway models under the National Catalog, Jonway may have to look for alternative partners that could lend the use of such a license for a fee. If this were to happen, it may take some time to formalize the agreement with the potential new partner.  However, this is not uncommon, as currently, there are many companies in China already utilizing another company’s license to manufacture the automobiles.

Jonway has a general business license issued by the company registration authority of the People’s Republic of China, indicating that it is duly incorporated, validly existing and has an operation term of 36 years, or until 2040, which term may be extended, subject to government approval.

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

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $31.75 million of which $29.03 million in cash was paid from the funding by Cathaya Capital into ZAP in order to attain the 51% equity purchase and an additional 8 million shares of ZAP stock valued at $2.72million have been paid for the total purchase price of $31.75 million. To complete this transaction, Cathaya Capital funded ZAP a total of US$36 million at the time when the transaction was closed.  Out of this $36 million, $19 million was in the form of a convertible note through a special purpose vehicle China Electric Vehicle Corporation (CEVC).  With interest accrual the current face value of the note is US$20,679,069.  This CEVC note had expired in February 2012, but was extended multiple times year after year subsequently.  Current expiration date is August 12, 2015.  CEVC agreed that if a repayment demand is made, this repayment could be repaid in Jonway Automobile’s shares as per the original agreement, and to which the convertible note holds as collateral.

 On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2014, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement.  In January 2011, ZAP issued $19 million of convertible debt to CEVC , a subsidiary of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. In March 2012, the convertible debt was extended to August 12, 2013 with no interest payments. This convertible note has been extended subsequently multiple times, each time for an additional year and the last extension puts the expiration date at August 12, 2015,  with interest accrual as determined by the auditors, at 8% per annum. The accrued interest resulted in an increase in the value of the convertible note to $20,679,069. In the event that CEVC decides to call on the repayment, the repayment would likely be paid  in Jonway Auto shares which according to the commitment signed in the convertible note would result in 0.003743% of Jonway equity for each multiple of $1000 on the value of the note.  Currently this stands at 39.47% of the equity holding in Jonway Shares.  If the repayment were made to CEVC, ZAP continues to retain all rights signed in former agreements with Jonway Auto, such as the exclusivity of all international distribution rights of Jonway Auto’s EV and Jonway Motorcycle EVs, signed with Goldenstone Worldwide Ltd in October 2010, which owns all international distribution rights of Jonway Auto.  Through the distribution agreement rights signed with Goldenstone Worldwide Ltd, ZAP will continue to own the worldwide exclusive rights to distribute EVs produced by Jonway Auto, and also EV motorcycle for Jonway Motorcycle which is a subsidiary under Jonway Group, even if ZAP’s convertible note repayment to CEVC were made with Jonway Automobile’s shares.

        Jonway is located at the Da Tang industry zone of Jiangtiao Village, Sanmen County, Zhejiang Province in China.  Jonway has around 1 million square feet of manufacturing space, on 64 acres of land with the ability to produce up to 50,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers.  Jonway sold 1,709 gasoline SUVs and 15 gasoline Minivans and 4,375 EV Urbees in 2014.  The lack of working capital has constrained the production delivery of the SUVs despite orders in the backlog.  The reduced working capital caused delay in shipments for orders placed by the dealers.  This delay in shipment further aggravates the reduction of sales.   Chinese banks overall have been reducing the available credit to small and medium size companies in China by more than 25% to 35%, in order to increase the banks’ credit reserves.  Jonway’s loans with the banks, following market trends, have been reduced by approximately 25%  over the last 6 months due to the bank’s credit reduction.  Jonway is seeking additional financing from Chinese banks and institutions.  If Jonway were successful in getting investors or strategic partners to do equity funding of the working capital and on-going manufacturing costs of Jonway, ZAP’s equity ownership of Jonway will be reduced to below 51%.  However, ZAP would still continue to own the rights for sales of the EV products of Jonway.

Jonway has begun developing international distribution channels in Peru, Brazil, South East Asia and certain African and Middle Eastern countries. Jonway sold over 170 vehicles and over 820 vehicles internationally in 2014 and in 2013 respectively.  Jonway Auto sells its vehicles in China through its direct dealership distribution network of over 68 dealers, and over 230 customer service support centers in China.

         Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively.  In 2014, Jonway reduced the number of different SUV models offered to the dealers and focused on promoting the more cost competitive 1.5 liter model.  This is now the main gasoline product line for Jonway Auto.  Jonway sold 1,709 SUV’s and 15 minivans for a total of 1,724, vehicles in 2014 and 3,794 SUV’s and 503 minivans for a total of 4,297 vehicles in 2013. This reduction is primarily due to Jonway’s realignment to focus on electric vehicle market due to the fierce competition in the gasoline SUV market in China.  Jonway successfully introduced Urbee, a lead acid driven small electric vehicle in April 2014. It widen the product line of the company in 2014, Jonway sold 4,375 Urbees through the national wide distribution network.

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

ZAP Hangzhou. In 2009, ZAP and Better world formed a joint venture technology development company in Hangzhou.  Currently, the joint venture is 37.5% owned by ZAP, 25% owned by Jonway Group, and 37.5% owned by Better World.  The joint venture is proportionally capitalized to support the R&D of electric vehicle power train and to provide the technical support for type approval and certification required for the new energy vehicles developed by ZAP and Jonway.  Better World provide on board charging technology and charge station expertise and standards compliancy know-how.  ZAP Jonway and ZAP Hangzhou also plan to use their knowledge of the local Chinese market to target opportunities for electric vehicle growth within China’s vehicle fleets. ZAP Hangzhou is located at a facility in Hangzhou provided by the Holley Group.  The facility has conducted engineering and integration of electric drive trains in the Jonway A380 5-door SUV. Over the years, this Hangzhou joint venture has developed the Vehicle Control Unit (VCU) for the EV SUV, EV minivan and a Chinese manufacturer’s sedan.   However, due to funding constraints, this technology joint venture currently is understaffed, and on hold while ZAP Jonway seeks further funding for future technology developments. The management decided to suspend the operation of the joint venture after finishing the existing projects on hand.

Better World sales and distribution of Z-Chargers.  ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations.  Better World completed the development of these chargers in 2011 and now has the US approved charge stations available for sales in the US market and internationally.

     Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple).   In November 2011, Jonway Auto and ZAP Hangzhou jointly set up this company with the registered capital of RMB 20 million. As of December 31, 2014 and December 31, 2013, Jonway Auto has funded RMB 5 million into this joint venture and ZAP Hangzhou has funded RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies. Shanghai Zapple has suspended operation.

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

During 2014 and 2013, ZAP expended approximately $0.04 million and $0.2 million, respectively, in research and development activities. No significant portion of such expenses was borne directly by our customers.

ZAP Hangzhou Joint Venture has built a technical research center and a research and development team composed of 6 engineers developing new energy vehicles and the engineering work to support type approval of the E380 SUV.  Hangzhou JV spent $15,000 in R&D in 2014.

Jonway’s research and development expenses were $0.6 million in 2014 and $0.4 million in 2013.

Sales and Marketing

ZAP currently markets and sells ZAP Jonway products internationally and to dealers in the U.S. ZAP Jonway had intended  to leverage Jonway’s existing distribution channels in China and internationally, which include about 68 direct dealerships and over 230 customer support centers in China that were established for its gasoline vehicle products.  Jonway’s gasoline SUVs are being sold in South America, to the European Union, Africa and the Middle East.

With the new focus by Jonway to emphasize primarily on electric vehicle markets in China, the dealerships established for the gasoline products are not necessarily appropriate. Given the lack of readily available recharging infrastructure for electric vehicles, the main market for EVs seem to be with fleets. The current dealership networks from Jonway sell primarily to end customers.  Fleet markets tend to be vertical markets that are better addressed by specialized sales force.  This new sales force or sales channel is currently being cultivated through the partnerships that Jonway is establishing with the Urbee EV and minivan EV partners.

 Jonway’s advertising and marketing expenses were $0.2 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.  ZAP’s advertising and marketing expenses were approximately $21,500 and $13,000 for the years ended December 31, 2014 and 2013, respectively.  This low level of marketing and sales expenditure is due to the shortage of available funds, and as a result Jonway has relied more on the major partners that it has established recently to launch the sales of its EV products.

The company introduced additional new model of 1.5L in August 2014. The target market of 1.5L gasoline SUV focused on middle price market. The product was welcomed in the market, and is currently the lowest priced SUV for its category. Jonway received over 1,000 orders from the dealers but due to lack of working capital, it has been unable to fulfill the orders promptly and has been producing the SUV products pending on available working capital.

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

Jonway currently offers a 3-year or 60,000 kilometer warranty for the SUVs and minivans; it has built and continues to improve on its after-sales service network.  Jonway’s had over 230 after-sales service centers and 10 vehicle spare parts centers in China for logistics and distribution as of December 31, 2014.  Jonway has set up an after-sales services department to follow up and timely deal with quality claims from after-sales service stations or end-customers.  Jonway has also set up a quality department to focus on making claims to vehicle components suppliers for defective products, as well as taking responsibility of Jonway’s overall quality control.

Manufacturing

ZAP Jonway manufactures the A380 electric SUV and the minivan at Jonway’s manufacturing facility in Sanmen, Zhejiang China.  This facility has the capacity to produce up to 50,000 vehicles per year.  Jonway produces the three-door and five-door A380 SUVs and spare parts at this facility. It also produced minivans starting from 2012. In 2014, Jonway commenced the production of Urbee with the production capacity of 30,000 vehicles per year. Jonway’s facility is certified under the ISO 9000 quality standards promulgated by the International Organization for Standardization.

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

In the U.S., our vehicles are subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including all applicable United States federal motor vehicle safety standards, or FMVSS. As a manufacturer, we must self-certify that a vehicle meets or otherwise obtain an exemption from all applicable FMVSSs, as well as the NHTSA bumper standard, before the vehicle can be imported into or sold in the United States. There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

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

   EPA Emissions & Certificate of Conformity

For ZAP Business

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board, or CARB, with respect to emissions for our vehicles, particularly greenhouse gasses. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. The EPA and CARB are both moving forward with more stringent regulations regarding greenhouse gases for future model years and ZAP may face increased cost in complying with these regulations for conventional fuel vehicles.  The EV Urbee is currently undergoing the CARB and DOT certification process for the US market.

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

   The State Environmental Protection Administration limits exhaust emission on the basis of China I, II, III and IV. Different limits of exhaust emission and testing measures in these standards shall be applied to different types of vehicles.

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

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog.   Based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006, and all parties have agreed that this will be extended beyond this period indefinitely.  All of Jonway Automobile’s vehicles’ application for National Catalog have been done by Zhejiang UFO.  The National Catalog license under UFO authorizes the manufacturing of SUVs and minivans, and the agreement between Zhejiang UFO and Jonway Group is that Jonway Automobile will have exclusivity on this National Catalogue license to manufacture and sell the approved SUVs and minivans applied through UFO’s license

According to the Developing Policy, an investment project for manufacturing automobile components and parts must be filed with the provincial NDRC and a company with foreign investment must be approved by the Ministry of Commerce, or its competent local delegate. Jonway has complied with all the government regulations.

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

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2014, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of December 31, 2014, Jonway had 16 issued patents (including 4 utility model patents and 12 exterior design patents). Jonway’s issued patents start expiring in 2019.

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

We hold 51% of the equity shares of Jonway. As of December 31, 2014, Jonway has the following wholly-owned subsidiaries: Jonway Taizhou Selling Company, Jonway Taizhou Leasing Company and Taizhou Fuxing Vehicles Sale Co., Ltd. We also have 37.5% equity investment in ZAP Hangzhou Joint Venture and 50% equity investment in Shanghai Zapple Joint Venture.

Employees

As of  April 15, 2015, ZAP had a total of two full-time employees. At present, there are two employment agreements with the officers of ZAP, Chuck Schillings, Co-CEO who was hired June 17, 2012 and Fung Chi Kwong, CFO who has hired August 1 2013.

As of  April 15, 2015, Jonway had a total of over 400 employees, all of whom are full-time employees.

Item 1A.  Risk Factors

If ZAP Jonway is unable to obtain adequate working capital from Chinese banks to finance the manufacturing of the products ordered by the dealers, Jonway may not be able to meet delivery commitments and would have to refund deposits made by dealers that have placed orders and paid down payments.

ZAP Jonway has been experiencing a shortage of working capital, and has continued to manage cash flow by delaying delivery of products that have been ordered and has received portions of the payments.  Jonway has relied on a revolving credit line from the Chinese banks, but with the banks reducing the credit availability, Jonway may not be able to meet delivery commitment dates which would result in order cancellation and shrinkage of backlog.  This may reduce dealership confidence in the Jonway and their interest to continue to market and sell the products.

If ZAP Jonway is unable to raise additional funding to support the on-going capital investment needed to produce new models and stay competitive in the automobile market, then this would erode the competitiveness of its products.

ZAP Jonway has been trying to raise funding to support on-going product development and next generation new models in order to stay competitive.  To remain competitive, ZAP Jonway has to launch new models every 18 months in order to keep up with market trends and technology advancements.  Inability to raise adequate funding would reduce the ability of ZAP Jonway to produce new models of its products.

If ZAP Jonway is unable to find the bank financing needed by the dealerships in China to support the dealers’ show room and stock their warehouse inventory, then dealers may decide to choose other products to sell in their dealerships, and the lack of stock in the warehouse also may deter interest by the dealers to continue promoting the products.

Due to the tight bank credits available to small businesses, many dealers now are in need of the automobile companies to provide financing and guarantees in order to fund the showroom stock and the warehouse.  Without the financing support, many dealers may not be able to continue selling our products.

If ZAP Jonway is unable to adequately fund marketing and sales in order to establish and strengthen our sales network, product brand and promote the Company’s products, then ZAP Jonway may be limiting the growth of the revenues and the expansion of the business.

ZAP Jonway may not be able to adequately fund marketing and sales, and thereby limiting the exposure needed to promote the products and bring market awareness of its product line.  This would limit the growth and expansion of the overall business.

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

ZAP incurred net losses attributable to ZAP of $17.6 million; $15.0 million and $21.8 million, for years ended December 31, 2014, 2013 and 2012, respectively and has had net losses in each quarter since its inception.  Jonway incurred net losses of $13.9 million, $ 14.2 million and $19.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Jonway has outstanding short term loans in total of US$9.8 million as of December 2014 with multiple Chinese banks, and the collateral used for the loan has used up all of Jonway Auto’s factory building and land.  This loan has been used to finance Jonway’s losses over the last few years. Additionally outstanding notes payable amounts to $17.7 million as of December 2014.  Due to the slow down of the economy of China, Chinese banks have reduced the credit line available to small and medium size businesses in order to increase their credit reserves, anticipating the continuing down turn in the economy.  Jonway’s short term loan with Taizhou was recently reduced by US $1 milion which has created a credit crunch for the company.  Despite orders in the pipeline for both the SUV and minivan, Jonway without adequate working capital, has not been able to keep up with manufacturing the products to meet the delivery.  Jonway anticipates that the other short term loans that remain may also be reduced which will further negatively impact the working capital.

ZAP Jonway believes that it may continue to incur operating and net losses for our gasoline and electric vehicles until at least the time ZAP Jonway begins significant volume deliveries of the new models of Jonway’s electric vehicle models, and when the international sales of the EVs picks up volume.  We expect to begin international sales of the electric vehicles  in limited quantities for key countries in 2015.  However, due to the uncertainty of type approval processes in different countries, this international sales volume and the EV sales may be delayed in some of the countries if the testing process requires substantial investment and corrective changes to the vehicles. Even if we are able to successfully obtain type approvals in all the required countries for the electric vehicle models, there can be no assurance that it will be commercially successful as it depends on market adoption of full electric vehicles in the sales regions that ZAP Jonway targeted.  Our profitability will be dependent upon the successful development of new and additional sales EV dealership networks and successful commercial introduction and acceptance of our electric vehicles models, which may not reach our targeted volumes to achieve profitability this year.  Gross margins were low in 2014 due to the low volume and the competitive pricing of new competitors into the SUV markets in China.  The unexpectedly low of economic growth in China in 2014 also affected the sales of vehicle. The reduction of bank credit has reduced the financial support needed by dealers to grow their business, place larger orders and continue to expand market and sell the products. Increased cost in sales and marketing also contributed to increased operating costs, which increased the net loss of the overall business.  The rising RMB has created challenges in competitiveness of the Chinese products internationally, as a result, the gross margins of international sales also suffered as a result of the RMB float.

ZAP Jonway expects the rate at which we will incur losses to continue in the foreseeable future as we:

·	Build the new EV dealership networks in China

·	increase our business development and manufacturing activities for the new van model and electric vehicles in China;

·	begin international business development, marketing and sales which requires expensive type approval testing

·	develop international semi-knock down kit (SKD) manufacturing activities that may be required in some of the countries to attain favorable import tax rates;

·	continue to design, develop new models to keep up with demands of the market and compete against new models from competitors and manufacture our follow on planned new gas and electric vehicles;

·	bolstering our after-sale services network especially internationally;

·	build inventories of parts and components for our new gas and electric vehicles;

·	develop and equip manufacturing facilities to produce our new gas and electric vehicle models;

·	expand our design, development, maintenance and repair capabilities;

·	increase our sales and marketing activities to support new models promotion;

·	increase our general and administrative functions to support our growing operations; and

.	Overall rising RMB is likely to continue which will increase the cost of operations in China.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were; $21.8 million for the year ended December 31, 2012, $15.0 million for the year ended December 31, 2013 and $17.6 million for the year ended December 31, 2014.  ZAP acquired 51% of the equity shares of Jonway in January 2011.  ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products.  Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the foreseeable future to derive a significant portion of its revenues from the sales of our planned electric and the main 1.5L gasoline SUV product. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

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

Due to the continued losses incurred by both ZAP and Jonway Auto, Jonway Auto has been borrowing money from Chinese banks using the land and buildings from its factory in Sanmen.  These loans are used for both working capital as well as supplementing the losses over the last few years.  Currently all of its land and building has been used as collateral against the loans made by Jonway Automobile in order to fund the losses incurred over the last couple of years.

As of December 31, 2014, Jonway Auto has outstanding loans of approximately $9.8 million and bank acceptance notes of approximately $17.7 million to support the losses incurred and $69.5 million in deficit working capital.   These loans and bank acceptance notes are from multiple Chinese commercial banks. Interest rates for these loans range from 5% to 9% per annum and continue to be a burden on the profitability of the company.

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

ZAP anticipates that a substantial amount of its revenue in the future will be generated from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles.  Of ZAP Jonway’s planned vehicles, our electric vehicles, such as the Alias, electric A380 SUV and the improved gas fueled vehicle models are expected to be in production in 2015.  All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2014, ZAP Jonway incurred net losses of approximately $24.3 million and used approximately $0.4 million of cash in operations while recognizing approximately $28.7 million in revenue. As of December 31, 2014, ZAP Jonway had cash and cash equivalents of $0.24 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.  Jonway Auto’s cash flow depends heavily on continuing orders from its domestic and international markets, and using the payments to finance the bulk of the required working capital to deliver the products in order to fulfill the sales orders.  If the future orders were to slow down, or get substantially reduced, ZAP and Jonway Auto would need more funding to support its cash flow in order to make payment to its suppliers and meet its working capital cash needs.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. ZAP has received an order from Department of Transportation (DOT) in the U.S. to recall its 2008 Xebra vehicles with buy back because the proposed fix submitted in 2012 was not acceptable to DOT.  ZAP has discontinued the sale of Xebras since 2011 and also issued recall notices last year with respect to the 2008 Xebra® model. This recall is due to the 2008 Xebras inability to meet the braking distance requirements when the vehicle is operating at its maximum speed.   On November 14, 2012, NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and ordered ZAP to take specified actions to meet its requirements. ZAP’s recall includes 627 units sold in U.S. market. ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it would offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  ZAP began repurchasing vehicles in March, 2014.  As of Dcember 31, 2014 ZAP had received 316 eligible refund requests,

As for other models, while we have performed extensive internal testing, we currently have a limited frame of reference by which to evaluate the performance of our vehicles, particularly our electric vehicles, in the hands of our customers. While it has not initiated any product recalls to date, Jonway has had a relatively short operating history and there can be no assurances that Jonway will not be required to recall products in the future. There can be no assurance that ZAP Jonway will be able to detect and fix any defects in the vehicles prior to their sale to consumers.  In the future, ZAP Jonway may at various times, voluntarily or involuntarily, initiate a recall if any of our vehicles or their components prove to be defective. Such recalls, voluntary or involuntary, involve significant expense and diversion of management attention and other resources, which would adversely affect our brand image in our target markets and could adversely affect our business, prospects, financial condition and results of operations. ZAP Jonway’s electric vehicles may not perform consistent with customers’ expectations or consistent with other vehicles currently available. For example, ZAP Jonway’s vehicles may not have the durability or longevity of current vehicles, and may not be as easy to repair as other vehicles currently on the market. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to ZAP Jonway’s brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

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

Jonway depends in part on government subsidies and economic incentives to finance Jonway’s independent research and development, production and sale, such as a Chinese surtax exemption, technology innovation incentives and land use rights investment subsidies from local government.  The related government subsidies and incentives amounted to $0.33 million and $0.24 million for Jonway in 2014 and 2013, respectively.  If government policies change, or if Jonway otherwise fails to obtain these incentives, it will adversely affect ZAP Jonway’s financial position and operating results.  Due to lack of a business license, Jonway cannot obtain certain government grants for the auto manufacturing industry, or other incentives, such as the enterprise income tax preferential treatment, and other incentives for auto manufacturers.

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd.  For the year ended December 31, 2014 of the total sales of $28.7 million Jonway Automobile accounted for $27.9 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition.  ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2014, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary Jonway had 16 issued patents

The protection provided by the patent laws is and will be important to our future opportunities. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

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

ZAP’s executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 69.0% of our outstanding shares of common stock, including securities convertible into shares of ZAP common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring shareholder approval, including the election of directors, amendment of our amended and restated articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The chart below contains a summary of ZAP’s principal facilities at December 31, 2014:

Location	Use	Square Feet	Monthly Rent
501 Fourth Street, Santa Rosa, CA	Corporate Headquarters	2,100	$1,700
2 West 3rd Street, Santa Rosa, CA	Vehicle Storage	10,000	$900
Zheijiang Province, China	China Office and Plant	915,386	$--

 ZAP’s facilities are rented. ZAP’s principal executive offices are located at 501 Fourth Street, Santa Rosa, California. The property is rented on a month-by-month basis from Al Yousuf, LLC.

The 3rd Street property, in Santa Rosa is rented on a month-by-month basis with 2 West 3rd Street, Santa Rosa, Ca, LLC. We began renting this property in July 2012. This property is rented on a month –by- month basis from 2 W 3rd, Inc.

ZAP believes our insurance policies cover all insurance requirements of the landlords. ZAP owns the basic tools, machinery and equipment necessary for the conduct of our repairs, our research and development and vehicle prototyping activities. ZAP believes that the above facilities are generally adequate for ZAP’s present operations.

Jonway’s principal executive offices and manufacturing facility is located in Da Tang Industry Zone, Jiangtiao Village, Sanmen Country, Zhejiang Province, China. The building is 915,386 square feet and building includes offices, a canteen and dorms, plants for assembly, painting, pressing and welding, warehouses for paint and raw materials, and an area to store vehicles.  Jonway occupies the entire space and has no properties pledged except for some land use rights for the grant of bank credit facilities. For such detailed pledges of land use rights, please refer to the below discussion of the liquidity and capital resources.

            Jonway has obtained certificates of property for all of its buildings.

 Item 3.  Legal Proceedings

1. On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou (“Abdou”), Steven Schneider (“Schneider”) and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.  On November 12, 2013, Abdou and Schneider filed their operative Second Amended Cross-Complaint against ZAP, Cathaya and Lu (the “Defendant Cross-Complaint”).  Wang Gang a/k/a Alex Wang dismissed his claims in the Cathaya lawsuit.

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

On March 13, 2014, ZAP filed its own operative First Amended Cross-Complaint in the Cathaya Lawsuit (the “ZAP Cross-Complaint”) against Abdou and Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting.  By the ZAP Cross-Complaint, the Company is, among other things, pursuing Schneider and Abdou for return of inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to another account.

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

On January 12, 2015, a Settlement Agreement and Mutual Release was entered into between Cathaya, Lu Lu and ZAP, on the one hand, and Schneider, Abdou, and Libertas Law Group, Inc. (“Libertas”) on the other hand (the “Settlement Agreement”).  On January 15, 2015, in accordance with the terms of the Settlement Agreement, dismissals were filed with respect to the Cathaya lawsuit and all related actions, including the Defendant Cross-Complaint and the ZAP Cross-Complaint, with prejudice.  Further, under the terms of the Settlement Agreement, (i) ZAP agreed to pay a total of $167,000 to Abdou, (ii) Abdou, Schneider and Libertas released ZAP, Cathaya and Lu from any and all claims relating to events occurring prior to January 12, 2015 and (iii) ZAP, Cathaya and Lu released Abdou, Schneider and Libertas from any and all claims relating to events occurring prior to January 12, 2015.

2. A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal counsel shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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
ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 686 vehicles that have been sold by ZAP.
As of December 31, 2014 the Company had deemed 316 vehicle owners eligible for a refund and picked up 315 of the vehicles. The Company had paid out $1,081,159 to owners of the recalled 2008 Xebras as of December 31, 2014.  This amount includes refunds,cost to transport and destroy vehicles, salaries, and other expenses related to the repurchase program.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

Item 4.  Mine safety disclosures

              Not Applicable

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low
Fiscal Year 2014
December 31, 2014	$0.10	$0.10
September 30, 2014	0.11	0.10
June 30, 2014	0.12	0.10
March 31, 2014	0.32	0.27

Fiscal Year 2013
December 31, 2013	$0.11	$0.07
September 30, 2013	0.15	0.10
June 30, 2013	0.17	0.11
March 31, 2013	0.24	0.07

Holders

            ZAP had approximately 3,393 record holders of our common stock as of April 15, 2015, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

ZAP maintains its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2014:

			(c)
	(a)		Number of Shares
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	11,821	0.39	12,629
2007 Consultant Stock Plan		1.00	1,775
2006 Incentive Stock Plan	27	0.86	27
2004 Consultant Stock Plan	--	—	53
2002 Incentive Stock Plan	--	--	7,942
Equity compensation plans not approved by security holders:	—	—	—

Total	11,848	0.40	22,426

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

ZAP issued 158,877,506 shares of common stock valued at $13,143,987.  These shares were issued for the following expenses:

Interest on CEVC note	$1,876,413
Repayment of amounts advanced by Cathaya and a third party	$1,378,343
Repayment of amounts advanced by Alex Wang and a third party	$2,714,945
Purchase of IPR &CNG distribution rights	$5,969,286
Repayment of Convertible Bond	$1,200,000
Settlement of Professional services	$5,000

These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

Item 6.  Selected Financial Data

A registrant that qualifies as a smaller reporting company is not required to provide information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2014

Overview and 2014 Highlights

In 2014, Jonway transitioned away from its traditional gasoline vehicle business to focus on the electric vehicle market. This resulted in reduced revenues in 2014 compared to 2013, and increased the burdened cost of production due to lower volumes. Jonway’s gasoline SUV and minivan faced stiff competition in China in the last couple of years, due to increased number of larger companies who are now dominating this category of vehicles for gasoline cars. With increased competition, Jonway has had to lower its price for its gasoline SUV models, resulting in lower gross margins. The lower volume of gasoline vehicles produced due to the competitive SUV market, created a barrier for further material cost reduction. Due to the challenging environment for gasoline vehicle markets, in 2014, ZAP Jonway realigned its focus on electric vehicle markets and launched the small low speed electric vehicle, Urbee, while continuing to enhance and upgrade its EV SUV and EV minivan.

The EV SUV and EV minivan currently is lithium based with eligibility to qualify for subsidies from the Chinese central government and certain local governments.  The cost of lithium battery based electric vehicle has been expensive, with the batteries accounting for usually more than 60% of the cost of the vehicle.  Without government subsidies, the lithium based EV would be too costly for the Chinese market.  The Chinese government has committed to continue to reimbursed lithium based EVs until 2020, with gradual reduction of 5% per year in the amount subsidized.  The subsidies from the government are reimbursed to the manufacturers after the EV has been sold. The time to get the reimbursement can be lengthy and the process arduous. As a result, the manufacturer would still need to put up the full amount of working capital in order to produce the EV and sell it, and then subsequently at some later date, get the reimbursement from the government. To mitigate the working capital requirements to fund the production of EVs with lithium batteries, Jonway is working on a lead acid battery version of the minivan and SUV, that is designed for city driving but will not be eligible for government subsidies because it is lead acid based.  However, the lower price of the lead acid EV may be equally competitive, especially for the minivan market where most buyers are using it for city deliveries with daily limited driving range.  The lead acid minivan is targeting its price point to be only slightly above the gasoline minivans, and similarly for the SUV lead acid versions as well.  These will be available end of 2015 and will not be dependent on reimbursements from the government subsidies.

In order to more efficiently address the market demand for EVs, especially in the smaller cities, Jonway launched a smaller lower speed vehicle, Urbee that is lead acid based.  This small lead acid battery EV is much cheaper than the lithium based EVs, but is not eligible for government subsidies.  This LSV being a much lighter vehicle requires less battery and is able to sustain a reasonable range of 150km between charges.

The Urbee EV is targeting the lower end market in China and internationally.  However, today China does not offer low speed vehicle licenses, and most of the LSVs sold in China are in the Shandong and Hunan provinces where local governments have granted an exception to support LSVs.  The LSV products in China are not eligible for subsidy, even if produced with lithium batteries, because China has not yet approved this as an automobile category. Although several hundred thousand LSVs were sold in 2014, these have been sold primarily in the provinces where local governments have granted such exceptions to support LSVs in small towns and villages. This support is given in order to enable consumers to have a lower cost alternative means of transportation without adding to air pollution.

The near term objective is to produce enough volume of the Urbees in order to cover the overhead cost of Jonway’s factory, despite the lower gross margins of the Urbees.  Since launching the Urbees in June 2014, Jonway produced and sold more than 4000 Urbees.  The target is to be able to produce and sell around 1500 to 2000 per month which will cover part of the overhead cost of the factory.  However, the Urbees are limited by the constraint that LSV is not an approved category for automobiles in China, although in many provinces local governments have allow these vehicles to be operating in small towns and country roads.  There are many LSV companies lobbying with the government to approve this as a legal category so that LSVs can receive automobile license plates and operate legally in all of the cities.  Jonway’s strategy currently is to address the EV city market by offering the SUV and minivan with the shorter range and smaller engines targeting city drivers and short distance delivery van markets because both the SUV and the minivan are approved categories under the Chinese automobile license that Jonway has.
Our strategy in the longer term, is to serve the growing fleet EV market with the EV minivan and EV SUV, with emphasis initially on the EV minivan for delivery market.  While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully deploy electric vehicles because they are more likely to have adequate charging infrastructure, service and support and  the vehicles may travel along predictable routes and have a central point of operation.  Fleet markets or delivery vehicles are more sensitive to the economics of fuel cost and when electric vehicles can be offered at comparable prices to gasoline vehicles, given the support of subsidies, the proposition to use EVs can be compelling for these markets.
The high cost of lithium battery EV power train has created working capital challenges for Jonway.  As a result, Jonway signed partnership agreements with companies that has access to capital and has orders from larger distribution channels. Since Jonway is not directly selling into the distribution channels or end customers, and will be selling the EV minivans through the partnerships, the margins are slimmer, and the EV power train will be configured according to the partnerships’ specification. This partnership arrangement mitigates the strain for working capital and cost of sales, but this also significantly reduces the margins.  This is in the near term one of the ways to address the market without adequate working capital.

As Chinese government continues to offer excellent incentives for EVs, moving away from the amount of lithium batteries to incentivizing longer range of the EV models, the market is now more readily adopting EVs for utility markets where recharging is less of an issue due to the use of central depot for charge stations.  The smaller EV product, URBEE is focused on addressing urban commuter markets.  The plan going forward is to adapt this model to support EMS vehicles for deliveries and service industries.

Building on the expertise that ZAP and Jonway Auto has with the China type approved A380SUV, the Companies plan to deliver their latest EV model using the New Eagle SUV announced last year.   The 5-Star Minivan EV is planned for type approval in 1H2015 will focus on the logistic market, where all of the main logistics companies are incented by the government to use EVs for its fleets.  This type approval for the EV minivan had been delayed due to funding needs.  The cost of type approval of the EV minivan in China is high and Jonway had not been able to obtain the needed funding to complete the type approval.  Through the newly formed partnerships, Jonway hopes to share the cost of completing this type approval by mid-2015.  The target pricing for these logistic vehicles will be to price them below gasoline vehicles, after applying the incentives, or to ensure that the amortized cost of installment payment on the batteries over several years will bring the overall cost of ownership plus fuel usage to below that of the gasoline by at least 40% when calculated over the course of 4 years.

With the demand for high working capital, outstanding liability that Jonway Auto has accrued and the lack of bank financing because of Chinese bank credit crunch, ZAP Jonway is looking at several options to address the financial needs and outstanding liabilities.  Jonway may in the future be looking for equity financing in China which may reduce ZAP’s majority ownership of Jonway Auto.  Therefore, ZAP is considering reorganizing the company to reduce the financial burdens of the bank loans and supplier payables that were carried over from the gasoline vehicle business under Jonway Automobile and separating this from the business associated with the sales and marketing of EVs produced by Jonway and potentially with other partner companies’ electric vehicles, such as the recent agreement signed with Dong Feng Automobile for the EV minivans.  Currently the sales and marketing organization of Jonway Auto is under a separate subsidiary of Jonway Auto, and this may be retained by ZAP while reorganizing the manufacturing production arm of Jonway Auto. The repayment of the CEVC convertible note would also reduce the outstanding liability of ZAP, while maintaining control of the sales and marketing of Jonway Auto’s business with the sales subsidiary.

If the CEVC were to elect for repayment of the convertible note by ZAP in Jonway shares, then according to the commitment signed in the convertible note, this would result in 0.003743% of Jonway equity for each multiple of $1000 on the value of the note.  Currently this stands at 39.47% of the equity holding in Jonway Shares. ZAP would retain 11.53% of Jonway Auto’s ownership.  The repayment of the CEVC note would reduce ZAP’s debt, and would also reduce the liabilities associated with Jonway Auto.  ZAP is likely going to retain control of the sales and marketing organization of Jonway and will likely continue to operate the business to support the development of its EV automobile markets.

 On other fronts, ZAP’s executive management in the US has resolved many of the legal issues associated with prior management.  Specifically, ZAP entered into an agreement with the United States on the resolution of the 2008 Xebra recall Agreement on a buy-back program was reached on July 17, 2013.  The Company has completed the repurchase of all of the 2008 Xebras and followed which it believes it was required to purchase under the Agreement required process for disposal.  The outstanding Xebras held by former CEO Steve Schneider were also retrieved as of March 31, 2015 as part of the settlement of the compensation dispute between ZAP and Steve Schneider and Mark Abdou.  As of January 9th, 2015, ZAP reached a settlement agreement with Steve Schneider and Mark Abdou on their dispute with the company on employee compensation. All other litigations regarding non-payment of professional and legal fees dispute that were left over from the prior management under former CEO Steve Schneider have reached settlement.  Settlement payments are being paid off over a period of time through 2015 and 2016.  Currently ZAP is in arrears with its payment of the settlement agreement with Hogan & Lovells.  This settlement payment is to pay off outstanding legal fees charged for services rendered by Hogan & Lovells during 2009 through 2012 while under the former CEO. ZAP has not been able to pay the outstanding amount that was due in December 31, 2014.  This is a breach of the payment schedule agreed to in the settlement agreement with Hogan & Lovells. The Company is in discussion with Hogan & Lovells in hopes of reaching an extension for the payment, while the Company seeks funding and receipt of sales revenues in the US to finance the payment.

ZAP has aborted its attempts made in 2013 to consider an alternative AIM listing in the UK, due to the high cost for listing, and the uncertainty in raising funding from the listing.  Currently, ZAP is looking at other partnerships to support on-going sales revenues and also equity fund from investors or strategic partners that would be interested in the automobile market in China, and the production facilities and license of Jonway Automobile.  ZAP Jonway is also looking to reduce the outstanding liabilities by reorganizing the debt of Jonway Automobile and ZAP.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

 Net sales decreased by $22.8million, from $51.5 million for the year ended December 31, 2013 to $28.7 million for the year ended December 31, 2014.  This decrease primarily related to the drop in volume of both SUV and minivans and spare parts.  Jonway’s sales contributed $27.9 million and $50.6 million to net sales for the years ended December 31, 2014 and 2013, respectively.

During the fiscal year 2014, Jonway sold 1,709 units of SUVs and 15 units of minivans. During the fiscal year 2013, Jonway sold 3,794 units of SUVs and 503 units of minivans.  In April of 2014, Jonway commenced the sales of Urbee which is a low-speed electric vehicle. During the fiscal year of 2014, Jonway sold 4,375 units of Urbee. The management of ZAP expects that the sales of Urbee in the coming year will be sharply increased as an international distribution agreement had been signed with a global renowned distributor in late 2014.
The sales volume of SUVs decreased due to the following reasons: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway launched the upgraded A380, the resulting sales volume did not reach the expected volume, (iii) China’s overall economic condition worsened compared to fiscal year 2014. The sales volume of minivans decreased in 2014 as compared to that of 2013 because the company intended to withdraw from the gasoline market of this segment and focused on the electric vehicle market of commercial vehicle.

In our Advanced Technology segment, sales decreased by $45,000 from $45,000 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. No transaction for this item in the fiscal year of 2014

In our Consumer Product (ZAP) segment, sales decreased by $71,000 from $871,000 for the year ended December 31, 2013 to $800,000 for the year ended December 31, 2014.

Car Outlet (Voltage Vehicles Car Lot) segment has been effectively closed.  We are discontinuing this business segment.

Gross profit decreased by $4.0 million, from gross profit of $1.0 million for the year ended December 31, 2013 to gross loss of $3.0 million for the year ended December 31, 2014.  The decrease in gross profit for the year ended December 31, 2014 related primarily to the decrease in sales volume and lower gross margins from the SUVs sold in China for the Jonway cars and also for the dealer incentives initiated in 2013. Jonway’s gross profit decreased from $0.8 million to -$3.2 million from fiscal year 2013 to 2014.

In our Advanced Technology segment, our gross loss decreased by $33,000 from $33,000 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. No transaction for this item during the fiscal year of 2014

In our Consumer Products (ZAP) segment, we experienced an increase of $37,000 in gross profit from a gross profit of$188,000 for the year ended December 31, 2013 to a gross profit of $225,000 for the year ended December 31, 2014.

Sales and marketing expenses decreased by $2.4 million, from $6.4 million for the year ended December 31, 2013 to $4.0 million for the year ended December 31, 2014. The decrease in selling and marketing expense was mainly due to the decrease in advertisement expenditures resulted from the tighten budget during the year 2014.

General and administrative expenses decreased by $1.0 million, from $9.7 million for the year ended December 31, 2013 to $8.7 million for the year ended December 31, 2014. The decrease was primarily due to less salaries and wages for ZAP US in 2014. The general and administrative expenses in Jonway were also reduced due to the cost control in various administrative functions.

Research and development expenses increased by $17,000, from $0.62 million for the year ended December 31, 2013 to $0.63 million for the year ended December 31, 2014.

Impairment loss increased to $5.60 million for the year ended December 31, 2014 from $2.64 million for the year ended December 31, 2013. The impairment loss for the fiscal year of 2014 was recorded for the CNG distribution right and the Trade name. The impairment loss of last year was recorded for the 3-door SUVs mold equipment.

Interest expense, net increased by $0.3 million, from $3.7 million for the year ended December 31, 2013 to $4.0 million for the year ended December 31, 2014. The increase was mainly due to the increased borrowings in China, and the amortization of prepaid interest and discount related to the newly issued convertible debt.

Loss from equity in Joint venture decreased to $0 in the year ended December 31, 2014 from $0.9 million in the year ended December 31, 2013. The investment in the Joint Venture had been fully written off in the fiscal year of 2013.

Other income increased by $0.9 million, from $1.0 million for the year ended December 31, 2013 to $1.9 million for the year ended December 31, 2014. In 2014, ZAP US reversed the over-provision of recall expenses accrued in 2012 since the claims for the refund were expired as of December 31, 2014..

Net loss increased by $2.5 million, from $21.9 million for the year ended December 31, 2013 to $24.4 million for the year ended December 31, 2014. The increase was mainly a result of a decrease in gross profit and an increase in impairment loss offset by an increase in other income.

Liquidity and Capital Resources

The automobile production business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, and bank acceptance notes, have utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2014 and 2013 were (49.37) and 10.45 respectively. Our equity deficiency as of December 31, 2014 was $1.9 million. As of December 31, 2014, our current liabilities exceeded the current assets by approximately $69.5 million, which raise substantial doubt about our ability to continue as a going concern. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:
•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.
Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requiremements and debt obligations as they become due. However this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the automobile industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the year ended December 31, 2014 have been prepared on a going concern basis
In assessing our liquidity, we monitor and analyze our cash on-hand, our operating and capital expenditure commitments and our financing abilities. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. At December 31, 2014, we believe that we will have sufficient liquidity required to conduct operations through December 31, 2015.

In January 2011, ZAP issued $19.0 million of convertible debt to China Electric Vehicle Corporation (“CEVC”) to make a partial payment in connection with the Jonway Acquisition. On March 31, 2013, ZAP entered into an amendment to the note which extended the maturity date of the note without interest from August 12, 2013 to August 12, 2014. This amendment changed the terms of the note requiring adjustment of the conversion price of note for dilutive issuances by ZAP. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until August 12, 2015. The interest accrued through the maturity date of February 12, 2013 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million with 8% interest rate per annum will have a new maturity date of August 12, 2015. It is likely that we will be able to extend the maturity of the debt upon the expiration date.

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

Cash provided by the operation of $0.1 million for the year ended December 31, 2014. We used cash in operations of $2.3 million for the years ended December 31, 2013. Cash used in operations in 2014 was the result of the net loss of $24.4 million, offset by non-cash expenses of $15.1 million.  In 2014, $0.2 million for stock-based compensation to employees, $5.6 million of impairment loss of long-lived assets, $8.3 million of depreciation and amortization, $0.5 million of amortization of debt discount. Cash used in operations in 2013 was the result of the net loss incurred for the year of $21.9 million, offset by non-cash expenses of $13.7 million. In 2013, non-cash expenses mainly included $0.6 million for stock-based compensation to employees, $2.6 million of impairment loss of long-lived assets, $8.2 million of depreciation and amortization, $1.2 million of amortization of debt discount and $0.9 million of loss from joint venture.

In 2014, the net change in operating assets and liabilities resulted in a cash increase of $9.5 million. The change was primarily due to increase in accounts receivable of $2.7 million, increase in due from related parties of $3.5 million, increase in due to related parties of $5.5 million and offset by decrease in accrued liabilities and accounts payable of $1.2 and $2.1 million respectively .

In 2013, the net change in operating assets and liabilities resulted in a cash increase of $6.0 million. The change was primarily due to increase in accounts payable of $1.2 million, increase in advance from customers of $1.3 million, increase in related parties of $1.8 million, offset by decrease in  inventories of $3.8 million and notes receivable of $1.5 million.

         We used cash of $1.1 million and $2.1 million in the investing activities for the years ended December 31, 2014 and 2013, respectively. In 2014, $1.1 million was used for the acquisition of property and equipment, mostly of which was for the production of SUV. In 2013, $2.2 million was used for the acquisition of property and equipment.

 We used cash of $1.0 million while provided cash of $5.4 million from the financing activities for the years ended December 31, 2014 and 2013, respectively. In 2014, we received $13.2 million and $34.0 million, respectively, from short term borrowings and notes payable. The issuance of common stock generated $1.9 million. These were offset by an increase in restricted cash of $26,000 and repayments of notes payable and short term borrowings of $31.8 million and $18.3 million, respectively. In 2013, we received $22.9 million and $39.1 million, respectively, from short term borrowings and notes payable. These were offset by a decrease in restricted cash of $1.4 million and repayments of notes payable and short term borrowings of $42.6 million and $16.9 million, respectively.

 We had cash and cash equivalents of $0.24 million as of December 31, 2014 as compared to $2.6 million as of December 31, 2013. We had a working capital deficit of $69.5 million as of December 31, 2014 as compared to a deficit of $69.0 million as of December 31, 2013.  We had a recurring loss of $24.4 million and $21.9 million during 2014 and 2013, respectively. Even though we had the above negative factors, we still believe that there is sufficient liquidity for our operations through December 31, 2015.

During 2014, Jonway received line of credit of $30.9 million, Taizhou Bank’s credit line was not counted as it informed the company that it will not provide banking facilities after the settlement of outstanding loans in April 2015, (credit exposure of $2.4 million), of which $1.0 million credit exposure has not been used by December 31, 2014. The unused lines of credit expire in December 2015. As long as we continue to pledge our buildings and land use rights with the bank, along with the guarantee support from Jonway Group and our shareholders, we believe that the line of credit can be renewed when due. Also our Principal shareholder, Jonway Group, has agreed to provide the necessary supports to meet our financial obligations through December 31, 2015 in the event that we require additional liquidity. In the event that CEVC (China Electric Vehicle Corporation)  decides to call on the repayment of the Note which is due August 12, 2015, the repayment would be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

        As a result of our acquisition of Jonway, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Our goodwill at December 31, 2014 and 2013 was approximately $0.3million and $0.3 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ZAP and Subsidiaries

We have audited the accompanying consolidated balance sheets of ZAP and Subsidiaries (the “Company”) as of December 31,2014 and 2013, and the related consolidated statements of operations and comprehensive loss, equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2014.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has both a working capital and shareholders’ deficiency at December 31, 2014, as well as recurring net losses, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York
April 15, 2015

ZAP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS	2014	2013

Current assets:
Cash and cash equivalents	$238	$2,629
Restricted Cash	10,673	10,758
Notes receivable	81	185
Accounts receivable	2,724	5,351
Inventories, net	8,380	8,034
Prepaid tax	110	-
Prepaid expenses and other current assets	377	1,007
Total current assets	22,583	27,964

Property, plant and equipment, net	42,595	48,004
Land use rights, net	9,711	10,008
Other assets:
Distribution fees, net	9,399	9,839
Intangible assets, net	3,195	4,280
Goodwill	332	334
Due from related party	2,791	6,061
Deposits and other assets	390	543
Total other assets	16,107	21,057
Total assets	$90,996	$107,033

See accompanying notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2014	2013

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities:
Short term loans	$9,849	$14,961
Convertible Bond	-	1,153
Senior convertible debt	20,679	20,679
Accounts payable	21,389	23,276
Accrued liabilities	3,848	7,874
Notes payable	17,747	15,695
Advances from customers	7,139	5,233
Taxes payable	1,266	1,704
Due to related party	7,121	2,781
Other payables	3,094	3,574
Total current liabilities	92,132	96,930

Long term liabilities:
Accrued liabilities and others	745	752
Total liabilities	92,877	97,682

Commitments and contingencies

Equity (Deficiency)
Common stock, no par value; 800 million shares authorized;
461,395,508 and 302,518,002 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively	244,368	231,125
Accumulated other comprehensive income	1,655	1,707
Accumulated deficit	(250,000)	(232,417)
Total ZAP shareholders’ equity (deficiency)	(3,977)	415
Non-controlling interest (deficiency)	2,096	8,936
Total equity (deficiency)	(1,881)	9,351
Total liabilities and equity	$90,996	$107,033

See accompanying notes to the consolidated financial statements

ZAP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)

	For the Years ended December 31,
	2014	2013

Net sales	$28,689	$51,547
Cost of goods sold	(31,703)	(50,595)
Gross profit	(3,014)	952

Operating expenses:
Sales and marketing	3,982	6,428
General and administrative	8,711	9,655
Research and development	634	618
Impairment loss on assets	5,596	2,640
Total operating expenses	18,923	19,341

Loss from operations	(21,937)	(18,389)

Other income (expense):
Interest expense, net	(4,023)	(3,666)
Loss from equity in joint venture	-	(899)
Other Income	1,888	951
Total income (expense)	(2,135)	(3,614)
Loss before income taxes	(24,072)	(22,003)
Income tax benefit(expense)	(301)	54
Net Loss	$(24,373)	$(21,949)
Less: loss attributable to non-controlling interest	6,790	6,953
Net loss attributable to ZAP’s common shareholders	$(17,583)	$(14,996)

Net Loss	(24,373)	(21,949)
Other Comprehensive income (loss)
Foreign currency translation adjustments	(102)	1,013
Total comprehensive income (loss)	(24,475)	(20,936)
Less : Comprehensive loss attributable to non-controlling interest	6,840	6,457
Comprehensive loss attributable to ZAP’s common shareholders	$(17,635)	$(14,479)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	377,547	302,518

See accompanying notes to the consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIENCY)
(In thousands, except per share data)

	Common			Accumulated	Shareholders'	Non-	Total ZAP
	Shares	Stock	Accumulated Deficit	Comprehensive loss	Equity (Deficiency)	controlling interest	Equity (Deficiency)
Balance at December 31, 2012	302,448	229,785	(217,421)	1,190	13,554	15,393	28,947
Stock Based Compensation	70	611			611		611
Note discount for convertible senior debt		729			729		729
Foreign currency translation gain				517	517	496	1,013
Net loss			(14,996)		(14,996)	(6,953)	(21,949)
Balance at Dec 31, 2013	302,518	231,125	(232,417)	1,707	415	8,936	9,351

Stock Based Compensation		219			219		219
Note discount for convertible senior debt		(120)			(120)		(120)
Issuance of common stock	31,667	1,900			1,900		1,900
Common stock issued for services	63	5			5		5
Common stock issued for acquisition of distribution rights	61,000	5,969			5,969		5,969
Common stock issued to settle interest payable	15,167	1,876			1,876		1,876
Common stock issued to redeem convertible bond	15,066	1,200			1,200		1,200
Common stock issued to settle outstanding balance due					-		-
to related parties and third parties	35,915	2,194			2,194		2,194
Foreign currency translation gain				(52)	(52)	(50)	(102)
Net loss			(17,583)		(17,583)	(6,790)	(24,373)
Balance at December 31, 2014	461,396	244,368	(250,000)	1,655	(3,977)	2,096	(1,881)

See accompanying notes to the consolidated financial statements

ZAP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,373)	$(21,949)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based employee compensation	224	611
Depreciation and amortization	6,844	6,729
Amortization of Distribution agreement	1,440	1,440
Provision for doubtful accounts	236	483
Change in inventory reserve	(170)	(391)
Impairment loss of long-lived assets	5,596	2,640
Loss from joint venture and other investments	-	899
Loss on disposal of equipment	87	35
Deferred tax provision (benefit)	301	(54)
Amortization of debt discount	513	1,167
Amortization of prepaid interest expense	-	127
Changes in assets and liabilities
Accounts receivable	2,709	126
Notes Receivable	102	1,492
Inventories	(603)	3,848
Prepaid expenses and other assets	333	(707)
Due from related parties	3,466	(1,779)
Accounts payable	(2,116)	1,164
Accrued liabilities	(1,205)	(844)
Taxes Payable	(425)	826
Advances from customers	1,935	1,328
Due to related parties	5,542	222
Other payables	(287)	306
Net cash provided by (used in) operating activities	149	(2,281)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(1,114)	(2,199)
Proceeds from sale of equipment	56	17
Net cash flows used in investing activities:	(1,058)	(2,182)

ZAP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	26	1,383
Proceeds from issuance of common stock	1,900	-
Proceeds from notes payable	33,964	39,145
Proceeds from short term borrowing	13,267	22,862
Proceeds from convertible bond	-	1,496
Repayments of notes payable	(31,826)	(42,557)
Repayment of convertible bond	(500)	-
Payments on short term debt	(18,297)	(16,940)
Net cash provided by (used in) financing activities	(1,466)	5,389
Effect of exchange rate changes on cash and cash equivalents	(16)	47
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,391)	973
CASH AND CASH EQUIVALENTS, beginning of year	2,629	1,656
CASH AND CASH EQUIVALENTS, end of year	$238	$2,629

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,778	$1,627
Cash paid during period for taxes	2	-

Supplemental disclosure of cash flow information
Issue 61 million shares of common stock for acquisition of IPR and Distribution
rights for Minivan and CNG products	$5,969	$-
Issue 15,166,651 shares of common stock to settle interest payable	$1,876	$-
Issue 15,066,328 shares of common stock to redeem Convertible bond	$1,200	$-
Issue 35,915,360 shares of common stock to settle oustanding balance
due to related parties and third parties	$2,194	$-
Issue 62,500 shares of common stock for service	$5	$-

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

On January 21, 2011, the Company completed the acquisition of 51% of the equity shares of Jonway for a total purchase price of $31.75 million consisting of approximately $29.03 million in cash and 8 million shares of ZAP common stock valued at $2.72 million.  The Company believes that the acquisition will allow it to expand its electric vehicle (“EV”) business and distribution network around the world, give it access to the rapidly growing Chinese market for electric vehicles and have competitive production capacity in an ISO 9000 certified manufacturing facility with the capacity and resources to support production of ZAP’s electric vehicles and new product line of mini vans and mini SUVs.

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

Our target is to deliver the EV A380 SUV and EV minivan in 2015, with the purpose of obtaining the Chinese central government electric vehicle incentives of up to RMB 70,000 or over $11,390 per vehicle.  ZAP intends to use the existing manufacturing plant from Jonway that is being upgraded for the production of the electric vehicles and utilizing the existing Jonway models to gain economy of scale and reduce molding investment costs. ZAP also intends to leverage Jonway’s distribution and customer support centers in China to support the sales and marketing of its new EV product line. In the meantime, Jonway auto established its three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd. focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd. focusing on minivan marketing and distribution in China and Taizhou Vehicle Leasing Co., Ltd focusing on the vehicle leasing business in Taizhou.

ZAP plans to focus on developing new international markets such as Brazil, South Africa, Russia and some of the Central America countries such as Costa Rica, Ecuador and Mexico. These countries are looking for affordable gasoline and electric SUVs and minivans with a competitive price and qualities.

 BASIS OF PRESENTATION AND CONSOLIDATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, Advanced Technology Vehicles, ZAP and ZAP Hong Kong for the years ended December 31, 2014 and 2013 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

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
.
Liquidity and Capital Resources

As of December 31, 2014, our current liabilities exceeded the current assets by approximately $69.5 million and our equity deficiency was $1,881,000, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requiremements and debt obligations as they become due. However this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the automobile industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the year ended December 31, 2014 have been prepared on a going concern basis.

          In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

                                    As of March 2014, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $7.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. As of December 31, 2014, the credit exposure of $6.02 million has been fully used. The credit line expires in November 2015.

In early 2014, we were approved up to an aggregate of $2.4 million of a credit line from Taizhou Bank. As of December 31, 2014, a total credit exposure of $1.46 million has been used. The bank informed the company that the credit line will not renew after the settlement of outstanding borrowings in early 2015.

               In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. As of December 31, 2014, the credit exposure of $4.6 million has been fully used. The credit line expires in December 2014 and not yet renewed as of December 31, 2014.

                In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). As of December 31, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014 and not yet renewed as of December 31, 2014.

        Jonway intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through March 31, 2016 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with one high credit quality financial institution. As of December 31, 2014, deposits exceeded the amount of insurance provided by $161,000; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

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

	December 31, 2014	December 31, 2014

Balance sheet items, except for share capital, additional	$ 1=RMB 6.1460	$1=RMB 6.1122
paid in capital and retained earnings, as of year end

Amounts included in the statements of operations	$ 1=RMB 6.1457	$1=RMB6.1171
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

        Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Accounting standards establish a three level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturities. It was impracticable to determinate the fair value of the receivable from a related party and the obligation for distribution fee, because there is no market for such instruments. The three levels of inputs are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that is directly or indirectly observable;

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

         The Company records certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally assets are measured at fair value on a nonrecurring basis as a result of impairment changes. Fair value was estimated based on discounted cash flows (Level 3 inputs).Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2014 are summarized below (in thousands):

			December 31, 2014
Assets		Level 1	Level 2	Level 3	Fair Value Measurements
CNG distribution right	(1)			$1,000	$1,000
Trade name	(2)			1,600	1,600

			December 31, 2013
Assets		Level 1	Level 2	Level 3	Fair Value Measurements
Trade name	(1)			$2,239	$2,239

Impairment loss
		2014	2013

Impairment loss on Distribution rights	(1)	$4,969	$0
Impairment loss on Intangible assets	(2)	$627	$0

(1)
The CNG distribution right was acquired in the fiscal year of 2014 at $5.96 million by issuing 61 million shares. In March 2014, Jonway Group agreed to pay all of the outstanding mold expenses of the Minivan that is currently still outstanding, and in return ZAP will share half of the asset value and share the IPR (50%) of the Minivan with Jonway Auto. The Minivan was purchased by ZAP from a prior agreement between ZAP and Jonway Group which was signed on January 18, 2012.  In return for ZAP receiving worldwide exclusivity for the sales, distribution, and product IPR rights for all current and future models of the compressed natural gas (“CNG”) versions of Jonway Auto’s Products, including, but not limited to, SUV, minivan, and all other models, the Company’s Board of Directors authorized on March 28, 2014 to issue 61,000,000 shares of common stock to the companies owned by the Co-CEO and shareholder Alex Wang. The 61,000,000 shares of common stock have been issued in April 2014.The Company recognized impairment charges of $4.96 million for the years ended December 31, 2014.

(2)	The Company recognized impairment loss for Trade name in the year ended December 31, 2014.

         Accounts Receivable and Notes Receivable

 Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles form the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The allowance for doubtful accounts was $439,284 and $696,000 on December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013 respectively, the company has reserved $1,380,000 and $1981,000 of its inventory for obsolescence.

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

Intangible Assets-Finite

Intangible assets consist of patents, trademarks, land use rights, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 8.5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred. As of December 31, 2014, the company recognized an impairment loss of $627,000 for the Trade name. The impairment charge was based on the fair value which was the estimation of discounted cash flow.

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

 Product warranty costs

           Jonway provides a 3-year or 60,000 kilometer warranty for its SUV and minivan products. Jonway records the estimated cost of the product warranties at the time of sale using the estimated cost of product warranties based on historical results. The estimated cost of warranties has not been significant to date. Should actual failure rates and material usage differ from our estimates, revisions to the warranty obligation may be required.

Jonway	2014	2013
Balance as of January 1	$631	$964
Provision for warranties	483	732
Charges against warranties	(633)	(858)
Balance December 31	481	838
Less: long term portion	(188)	(207)
Current portion	$293	$631

$188,000 was included in “accrued liabilities and others- long term” on the consolidated balance sheets. $293,000 was included in short-term “accrued liabilities” on the consolidated balance sheets.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This Update focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in the ASU are effective beginning after December 15, 2016. We do not expect the adoption of ASU 2015-02 to have material impact on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in the ASU are effective beginning after December 15, 2015. We do not expect the adoption of ASU 2015-03 to have material impact on our consolidated financial statements.

NOTE 3– INVENTORIES, NET

Inventories, net at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013

Work in Process	$3,054	$2,228
Parts and supplies	3,601	2,906
Finished goods	3,105	4,881
	9,760	10,015
Less - inventory reserve	(1,380)	(1,981)
Inventories, net	$8,380	$8,034

Changes in the Company’s inventory reserve during the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Balance opening period	$1,981	$2,325
Current provision for Jonway Auto	251	(529)
Current provision for inventory ZAP-net	(852)	185
Balance end of period	$1,380	$1,981

NOTE 4 - Property, plant and equipment, net, and Land Use Rights

Property, plant and equipment, net at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013

Buildings and improvements	$21,381	$21,473
Machinery and equipment	48,914	48,572
Office furniture and equipment	889	518
Vehicles	817	865
	72,001	71,428
Less: accumulated depreciation
and amortization	(29,406)	(23,424)
	$42,595	$48,004

Four pieces of land were acquired from the acquisition of Jonway auto in 2011. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2014 and 2013, land use rights consist of the following:

	December 31, 2014	December 31, 2013

Land use right	$10,978	$10,855
Software	109	109
	11,087	10,964
Less: accumulated amortization	(1,146)	(912)
Less: accumulated Translation Adjustments	(230)	(44)
	$9,711	$10,008

          As of December 31, 2014, estimated future amortization expense for land use rights is as follows (in thousands):

Amortization
Year	Expense
2015	$226
2016	207
2017	207
2018	205
2019	205
Thereafter	8,661
$9,711

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $6.8 million and $6.7 million for the years ended December 31, 2014 and 2013.

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

       The goodwill and intangible assets at December 31, 2014 and 2013 are summarized as follows:

			Impairment provision,
			Amortization and accumulated
		Net Book	translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the six months ended	Value
	(In Years)	December 31, 2013	December 31, 2014	December 31, 2014
Patents and Trademarks	7	$30	$(23)	$7
Customer Relationships	8.5	525	(97)	428
Developed Technology	7	1,297	(325)	972
In Process Technology	(a)	189	(1)	188
Trade name	(a)	2,239	(639)	1,600
Intangible assets		$4,280	$(1,085)	$3,195

Goodwill		$334	$(2)	$332

(a)	The in process technology and trade name have been determined to have an indefinite life.

As of December 31, 2014, the company recognized an impairment loss of $627,000 for the Trade name. The impairment charges was based on the fair value which was the estimation of discounted cash flow.
As of December 31, 2014, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year ended December 31,	Amortization Expense
2015	$429
2016	422
2017	419
Thereafter	137
$1,407

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2014 and 2013 are presented below (in thousands):

	December 31, 2014	December 31, 2013

Better World Products-related party	$2,160	$2,160
CNG Products	1,000	-
Jonway Products	14,400	14,400
	17,560	16,560
Less amortization and impairment	(8,161)	(6,721)
	$9,399	$9,839

Amortization expenses related to these distribution agreements for the years ended December 31, 2014 and 2013 was $1,440,000and $1,440,000, respectively.  Amortization is based over the term of the agreements. As of December 31, 2014, the company recognized an impairment loss of $5.0 million for the distribution right of CNG Products which was acquired in the current year.The estimated future amortization expense is as follows (in thousands):

Year ended December 31,

2015	$1,540
2016	1,540
2017	1,540
2018	1,540
2019	1,540
Thereafter	1,699
Total	$9,399

Distribution Agreement with Better World, Ltd

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with a related party, Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of its common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better World products, such as charging stations for electric vehicles both in the U.S. and internationally. Priscilla Lu, Chairman of the Board of Directors of ZAP, is also a director of Better World, Ltd.

Distribution Agreement with Goldenstone Worldwide Limited for Jonway Products

On October 10, 2010, ZAP entered into an International Distribution with Goldenstone Worldwide Limited as the distributor of Jonway products such as gasoline SUV’s and gasoline and electric motor scooters, both in the U. S. and internationally. In connection with the distribution agreement the Company also issued 30 million shares of ZAP common stock valued at $14.4 million. The Jonway Group had previously granted exclusive worldwide distribution of Jonway products to Goldenstone Worldwide Limited. ZAP acquired a 51% equity interest in Jonway Auto but this equity interest did not include the worldwide distribution rights for Jonway Products. Therefore it was necessary for ZAP to acquire distribution rights for Jonway Products.

Distribution Agreement with Jonway Auto for CNG Products

On June 26, 2014, ZAP entered into an International Distribution with Jonway Auto as the distributor of Jonway Auto’s compressed natural gas SUV and compressed natural gas minivan, both in the US. and internationally. In connection with the distribution agreement the Company also issued 61 million shares of ZAP common stock valued at $6.0 million to Jonway Group. As of December 31, 2014, the company recognized an impairment loss of $5.0 million for the distribution right of CNG Products which was acquired in the current year.

NOTE 7 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World. Priscilla Lu, Ph.D., who is the current Chairman of the Board of ZAP, is also a director and General Partner of Cathaya Capital, which is a director of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Jonway Group. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Jonway Group owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million. The management decided to suspend the operation of the joint venture after finishing the existing projects on hand.

In November 2011, Jonway and ZAP Hangzhou jointly set up Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple) with registered capital of RMB 20 million. Jonway and ZAP Hangzhou each own 50% of the equity share of Shanghai Zapple. Jonway injected RMB 5 million into this joint venture and ZAP Hangzhou injected RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies. Zapple had suspended operation.

The carrying amount of Company’s investment in the joint ventures as of December 31, 2014 and 2013 was nil.

The Company recorded a loss of $0 and $438,000 in ZAP Hangzhou, and a loss of $0 and $461,000 in Shanghai Zapple for the years ended December 31, 2014 and 2013 respectively.

Summarized financial information of Hangzhou ZAP and Shanghai Zapple are as follows (in thousands):

	December 31,
	2014	2013

Hangzhou ZAP
Total assets	1,079	1,346
Total liabilities	429	359
Revenue	$152	$83

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

             In November 2013, we were approved up to an aggregate of $24.3 million of a credit line, with the credit exposure of $6.3 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. In March 2014, the credit exposure increased by $1.0 million to $7.3 million. In November 2014, a land use right pledged to CITIC Bank was released to the company and the credit exposure approved by the bank was $6.02 million. When drawn down, the credit line is secured by land and buildings owned by Jonway and guaranteed by the related party Jonway Group. Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million in November 2013. In April 2014, the company partially repaid $0.56 million. The annual interest rate is 6.6%, and the loans are due in November 2014. The company repaid the loans when they became due. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. The company early settled the loan in December 2014. The company borrowed a one year short term loan in December 2014 at an annual interest rate of 6.6%. We have also drawn down $5.7 million in the form of notes payable as of December 31, 2014. Except for a note payable utilizing the credit exposure of $5.04 million, we deposited 50% cash as restricted cash as collateral for these notes payable. These notes are due from March 2015 to November, 2015.  As of December 31, 2014, the credit exposure of $6.02 million has been fully used. The credit line expires in November 2015.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed. This credit line was guaranteed by related parties. As of December 31, 2014, the total outstanding loans under this credit line were $1.1 million. The loans are due separately in February and April 2015 respectively. The annual interest rates are 8.89% and 8.93% respectively. A credit exposure of $0.33 million was used in the form of notes payable of $0.65 million with restricted cash of $0.33 million being deposited with the bank. As of December 31, 2014, a total credit exposure of $1.46 million has been used. The bank informed the company that the credit line will not renew after the settlement of outstanding borrowings in early 2015.

               In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. As of December 31, 2014, $11.4 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $8.0 million.  In June 2014, Jonway borrowed a 6 months short-term loan of $0.31 million at interest rate of 7.28%. The company repaid the loan when it became due. In July 2014, Jonway borrowed an 11 months short-term loan of $1.2 million at interest rate of 7.2%. As of December 31, 2014, the credit exposure of $4.6 million has been fully used. The credit line expires in December 2014 and not yet renewed as of December 31, 2014.

                In December 2013, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of December 31, 2014, the total outstanding loan under this credit line was $6.5 million with $1.6 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.6%.  The loans are due in various dates from March to November 2015. Jonway also drew down $0.49 million in the form of a note payable as of June 2014. We deposited 100% cash as restricted cash for the note payable. The note payable was settled when it matured. As of December 31, 2014, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in December 2014 and not yet renewed as of December 31, 2014.

 Short term debt (in thousands)

	December 31, 2014	December 31, 2013
Loan from CITIC bank	$976	$6,381
Loan from ICBC	6,484	6,381
Loan from Taizhou Bank	1,139	2,127
Loan from China Everbright Bank	1,220	0
Loan from Pay-Ins Prem	30	72
	$9,849	$14,961

In November 2013, Jonway borrowed one year short-term loans in the aggregate amount of $6.3 million from CITIC. The annual interest rate is 6.6%, and the loans are due in November 2014. In April 2014, Jonway partially repaid $0.56 million. In November 2014, the company repaid the loans when they come due. In March 2014, Jonway borrowed $0.98 million from CITIC Bank. The loan expires in March 2015 and the annual interest rate is 7.08%. The company settled the loan in December 2014 before it comes due. In December 2014, the company borrowed a one year short term loan of $0.98 million at the annual interest rate of 6.6%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.5 million as of December 31, 2014 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

In July, August and November 2013, the company borrowed a total of $2.1 million of short term loans at interest rates of 8.46% and 8.89% from Taizhou Bank.  The loans are guaranteed by related parties including Jonway Group, the shareholder Wang Huayi and other individuals. Loans of $1.3 million were due in January and February 2014, and were repaid when due. The remaining balance of $0.8 million was repaid in May 2014. Jonway borrowed a short-term loan of $0.3 million in February 2014 at the annual interest rate of 8.89% which was repaid in August 2014. Jonway borrowed a short-term loan of $0.8 million in May 2014 at the annual interest rate of 8.89% which is due in November 2014. In August, Jonway borrowed a short-term loan of $0.3 million at the annual interest rate of 8.93% which is due in February 2015. The loan was repaid when due. In October 2014, Jonway repaid $0.81 million of a short term loan to Taizhou Bank when it became due. In October 2014, Jonway borrowed $0.81 million of a short term loan from Taizhou Bank. The loan expires in April 2015 and the annual interest rate is 8.496%.

The Company also borrowed loans from Industrial and Commercial Bank of China (ICBC) during 2013. In June 2013, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.9%. The loan was due and repaid in June 2014. In August 2013, Jonway borrowed a 6 months short-term loan of $0.8 million. The annual interest rate was 5.6%. The loan was repaid when due in February 2014.  In August 2013, Jonway borrowed a one year short-term loan of $ 1.1 million. The annual interest rate was 6.9%. It was due and repaid. In September 2013, Jonway borrowed a 6 months short-term loan of $0.7 million. The annual interest rate was 5.6%. The loan was repaid when due in March 2014.  In November 2013, Jonway borrowed a one year short term loan of $1.5 million.  The annual interest rate was 7.2%. The loan was repaid when it became due. In December 2013, Jonway borrowed a one year short term loan of $1.1 million. The annual interest rate was 7.2%. The company repaid the loan when it came due. In March 2014, Jonway borrowed a 6-month short-term loan of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 5.6% and repaid when due in September 2014. In April 2014, Jonway borrowed a one year short-term loan of 0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 6%. In June 2014, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.256%. In August 2014, Jonway borrowed a one year short-term loan of $1.1 million at the annual interest rate of 6.92%. In September 2014, Jonway borrowed a 6-month short-term loan of $0.8 million at the annual interest rate of 5.04%. In October 2014, Jonway borrowed $1.46 million of a short term loan from ICBC. The loan expires in October 2015 and the annual interest rate is 6.6%. The company borrowed a one year short term loan of $1.1 million in November at an annual interest of 6.6%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.54 million with ICBC and $1.6 million of restricted cash of December 31, 2014.

In June 2014, the company borrowed a 6 month short-term loan of $0.31 million at an interest rate of 7.28% from China Everbright Bank. The loan was repaid when it became due in December 2014. In July 2014, Jonway borrowed an 11 months short-term loan of $1.2 million at the annual interest rate of 7.2%. The loans were guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right with a carrying value of $2.1 million.

        The weighted average interest rates were 7.0% and 7.04% for the years ended December 31, 2014 and 2013, respectively.

Bank acceptance notes

As of December 31, 2014, the Company has bank acceptance notes payable in the amount of $17.7 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of December 31, 2014, the restricted cash for the notes was $9.0 million.

	(In thousands)
	December 31, 2014	December 31, 2013
a) Bank acceptance notes payable to China Everbright bank	$11,372	$8,891
b) Bank acceptance notes payable to Taizhou bank	651	3,927
c) Bank acceptance notes payable to CITIC bank	5,724	2,700
d) Bank acceptance notes payable to ICBC	-	177
	$17,747	$15,695

a.
Notes payable to China Everbright bank have various maturity dates from January 2015 to June 2015. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. In January 2015, the company repaid the note payable when it became due.

b.
Notes payable to Taizhou bank have various maturity dates in February, 2015. The Company is required to maintain cash deposits at 50% to 100% of the notes payable with the bank, in order to ensure future credit availability. The note payable was repaid when due.

c.
Notes payable to CITIC bank will be due from March 2015 to November 2015.  Except for the note payable utilizing credit exposure of $5.04 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability. In January 2015, the company issued $4.9 million of notes payable with 100% cash deposits.

d.
There is no notes payable due to ICBC at the year ended December 31, 2014. The Company is required to maintain cash deposits at 50% to 100% of the notes payable with the bank, in order to ensure future credit availability.

NOTE 9 -SENIOR CONVERTIBLE DEBT-China Electric Vehicle Corporation (“CEVC”) Note

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with China Electric Vehicle Corporation (“CEVC”), a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., and a Cayman Islands exempted limited partnership (“Cathaya”).  Priscilla Lu is the chairman of the board of directors of ZAP, a managing partner of Cathaya and a director of CEVC.

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

               The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 21, 2012 from CEVC and accrues no interest with this new extension. This amendment adjusted the rate at which the note would convert into shares of ZAP Common Stock or shares of capital stock of Zhejiang Jonway Automobile, Co. Ltd. held by ZAP. The interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. The total amount of the convertible note is approximately $20.7 million.

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

Since the value of the common stock into which the above-mentioned note is converted is greater than the proceeds for such issuance, a beneficial conversion feature totaling $19 million was recorded. During 2011, a total of $16.9 million in amortization was recorded and charged to interest expense and the remaining balance of $2.1 million of the discount was offset against the Company’s equity account due to the note extension to August 12, 2015.

In July 2013, this convertible note was extended until August 12, 2014 with interest accrual at 8% per annum. According to ASC 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note  bears a market interest rate at 8%. With the new extension, the principal of $20.7 million has the same conversion terms to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company is required to pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to (i) the Additional Interest accrued during such fiscal quarter divided by (ii) the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note was amended for the change of the terms of conversion and for the extension of the maturity date until August 12, 2015.

NOTE10- CONVERTIBLE BOND

On June 12, 2013, the Company signed a convertible bond agreement, pursuant to which a Convertible Bond would be put in place to fund the formation of JAZ (Jonway and ZAP) from the ZAP Hangzhou Joint Venture that was formed in 2010 in China, Hangzhou. The Convertible Bond was to be funded at US$2 million with the option to convert to JAZ shares upon listing on the AIM market at a discount of 30% of the IPO price, and if no AIM listing will be achieved within the duration of Bond period then the Convertible Bond can be converted into ZAP shares at 30% below market price based on the average trading prices of the previous 120 days after notification by bond holder for shares conversion in whole or in part of the bond sum. The Convertible Bond bears interest at 12% per annum payable in arrears in full. As of December 31, 2014 the Company received $1.7 million ($1.50 million net of interest) of $2 million, leaving $300,000 yet to be received. A total of $0.18 million in amortization was recorded with the remaining balance of $0.55 million of the discount was offset against the Company’s equity account. The Bond has not been fully funded and the remaining $300,000 may not be forthcoming and its settlement date is uncertain. Therefore, the final amount of the Bond will not be determined until either the $300,000 is received or the principal amount of the Bond is reduced to $1.7 million. As of December 31, 2014, only the $1.7 million that has been funded is accounted for in the accompanying consolidated financial statements. Ratification by the Company’s board of directors of the final amount of the Bond is pending the definitive payment or nonpayment of the remaining$300,000.

On April 23, 2014, the Company entered into an agreement with Bernard Fung (“Fung Agreement”) concerning the balance owing to him under the Company’s Convertible Bond dated June 20, 2013 (“Bond”).  Mr. Fung notified the Company that he wanted to convert the $300,000 balance owing on the Bond into shares of the Company’s common stock in accordance with the conversion procedures set forth in the Bond. Pursuant to the Fung Agreement, the Company issued 3,108,747 shares of its common stock in satisfaction of all amounts owing to Mr. Fund under the Bond.

On January 25, 2014, Ms. Lu, one of the bond holders, had elected to have her investment in the Convertible bond of $300,000 converted to 4,862,237 shares of common stock under the same terms and conditions as the other bond holders based upon the conversion terms set forth in the Bond. 4,862,237 shares of common stock were issued in May 2014 and Ms. Lu transferred these shares to Cathaya Operations Management; the shares were reissued to Cathaya Operations Management.

Effective September 29, 2014, the Company and Korea Yung amended their original agreement dated August 12, 2014. Under the amendment, the Company made a payment totaling $528,500 to Yung as of October 27th, 2014.  The payment represented a principal reduction of $500,000 and $28,500 of interest on the Company’s outstanding convertible bond held by Yung. On December 16, 2014, the company issued 7,095,344 shares to Yung to settle the remaining balance of convertible bond. As of December 31, 2014 and 2013 respectively, the outstanding balance of convertible bond was $0 and $1,153,000 net of $547,000 of bond discount.

NOTE 11 - INCOME TAXES

The Company is subject to United States of America (“United States” or “US”) and People’s Republic of China (“China” or “PRC”) income tax on any profit generated, if any.

 Income (loss) before provision for income taxes consisted of:

	2014	2013
United States	$(10,515)	$(7,759)
China	(13,557)	(14,244)
	$(24,072)	$(22,003)

Provision for income taxes consisted of:

	2014	2013
Current provision:
US	$-	$-
China	-	-
Total current provision	-	-

Deferred provision (benefit):
US	-	-
China	301	(54)
Total Deferred provision (benefit)	301	(54)
Total provision (benefit ) for income taxes	$301	$(54)

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. The Company has no taxable income for the year so did not incur income taxes. The applicable income tax rate for the Company for both years ended December 31, 2014 and 2013 was 34%.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2014 and 2013 is presented below:

	December 31,
	2014	2013
Net operating loss carryovers - US	$51,415	$49,824

Temporary differences, including
Stock based compensation	(6,532)	(6,456)
Fixed assets, due to differences in depreciation	(288)	(288)
Non qualified options and warrants	(6,728)	(6,728)
Reserves on investments	(2,069)	(2,026)
Intangible assets, due to impairment	(2,002)	(99)
R&D credit	138	138
Amortization of debt discount	(1,865)	(1,691)

Total gross deferred tax assets - US	$32,069	$32,674
Valuation allowance - US	(32,069)	(32,674)
Net deferred tax assets	$-	$-

       The net change in the valuation allowances for the years ended December 31, 2014 and 2013 were a decrease of $0.6 million and an increase of $1.1 million, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established.

       As of December 31, 2014, the Company had net operating loss carry forwards of approximately $151 million in US tax Jurisdiction, which expires in the years 2015 through 2030.

       The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the years ended December 31, 2014 and 2013. The federal tax returns of 2010, 2011,2012 and 2013 remain subject to examination. And the state tax returns from 2008 to 2013 remain subject to examination.

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

       The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 is presented below (in thousand):

	December 31,
	2014	2013
Deferred tax assets - PRC:
Property and equipment,
due to differences in depreciation	$447	$303
Inventories, due to impairment	427	236
Accrued liabilities	597	217
Net operating loss Carry forward	8,223	7,395
Total deferred tax assets, gross – PRC	9,694	8,151
Valuation allowance - PRC	(9,694)	(7,848)
Deferred tax assets, net of valuation allowance	-	303
Less: current portion - PRC	-	-
Non-current portion - PRC	$-	$303

          The non-current portion of deferred tax assets were included in the “Deposits and other assets” on the accompanying consolidated balance sheets.

          The net change in the valuation allowances for the years ended December 31, 2014 and 2013 was .an increase of $1.8 million and $1.8 million, respectively.

          As of December 31, 2014, the Company had net operating loss carry forwards of approximately of $32.9 million in PRC tax Jurisdiction, which expires in the years 2015 through 2019.

          The following table reconciled the U.S. and PRC statutory rates to the Company's effective rate for the years ended December 31, 2014 and 2013.

	December 31,
	2014	2013
U.S. statutory rate	34.0%	34.0%
U.S. permanent differences	-34.0%	-34.0%
China income tax rate	25.0%	25.0%
Changes in DTA valuation allowance	-25.2%	-25.2%

Effective tax rate	-0.2%	-0.2%

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

-	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options exercisable and outstanding at December 31, 2012	28,691	$0.44	5.0	--
Options forfeited and expired	(16,643)			--
Options exercisable and outstanding at December 31, 2013	12,048	$0.40	4.0	--
Options forfeited and expired	(200)
December 31, 2014	11,848	$0.38	3.0

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2014 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at December 31, 2014.

As of December 31, 2014, total compensation cost of unvested employee stock options is $224,000.  This cost is expected to be recognized through December 31, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the years ended December 31, 2014 and 2013, as we have cumulative operating losses.

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

	December 31,
	2014	2013
Net loss used in computing basic and diluted earnings per share	$(17,583)	$(14,996)
Basic and diluted loss per share	$(0.05)	$(0.05)
Basic weighted average shares outstanding	377,547	302,518

Anti-dilutive shares as of December 31:
Warrants outstanding	38,000	38,000
Options outstanding	12,048	12,048

For the years ended December 31, 2014 and 2013, 12.0 million and 12.0 million options, and 38.0 million and 38.0 million warrants, respectively were not included in the diluted loss per share because the average stock price was lower than the strike price of these options and warrants.

NOTE 14 – SEGMENT REPORTING

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	Voltage Vehicles Car Lot	Advanced Technology Vehicles	ZAP Hong Kong	Totals
For the year ended December 31, 2014
Net sales	$27,889	$800	$-	$-	$-	$28,689
Gross profit (loss)	$(3,239)	$225	$-	$-	$-	$(3,014)
Depreciation and amortization	$5,756	$2,528	$-	$-	$-	$8,284
Net loss	$(13,858)	$(10,515)	$-	$-	$-	$(24,373)
Total assets	$73,168	$17,754	$-	$-	$74	$90,996

For the year ended December 31, 2013
Net sales	$50,631	$871	$-	$45	$-	$51,547
Gross profit (loss)	$797	$188	$-	$(33)	$-	$952
Depreciation and amortization	$5,541	$2,628	$-	$-	$-	$8,169
Net loss	$(14,190)	$(7,516)	$(174)	$(68)	$(1)	$(21,949)
Total assets	$86,971	$19,991	$-	$-	$71	$107,033

       Customer information

Approximately 97.2% or $27.9 million of our 2014 revenues are from sales in China.  Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with one customer contributing to 11.0% of our consolidated revenue. Approximately 98.2% or $50.6 million of our 2013 revenues are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing to 11% of our consolidated revenue.

Supplier information

For the years ended 2014 and 2013, approximately 98.2% or $31.1 million and 98.5% or $49.8 million of the consolidated cost of goods sold were purchased in China. For the year ended December 31, 2014 and 2013, Haerbin Dongan Auto, Engine Manufacturing Co., Ltd., as the sole supplier of engine to Jonway, accounted for 9% and 22% of the total purchase, respectively.

NOTE 15-SHAREHOLDERS’ EQUITY

Common stock

2013 ISSUANCES

ZAP issued 69,677 shares of common stock valued at $12,000 in exchange for engineering services. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with Zap and the fact that no public offering was involved.

Total warrants outstanding at December 31, 2013 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
$0.50 Warrants-Restricted	18,000	0.50	6-1-14
$0.50 Warrants-Restricted	20,000	0.50	2-12-15
	38,000

55,000 of Series D-2 warrants and 100,000 of $0.70 unrestricted warrants expired in fiscal year 2013

Total warrants outstanding at December 31, 2014 are summarized as follows (in thousands):

	Number of	Exercise	Expiration
	Warrants	Price	Dates
$0.50 Warrants-Restricted	18,000	0.50	8-6-15
$0.50 Warrants-Restricted	20,000	0.50	8-12-15
	38,000

2014 ISSUANCES

Cathaya Operations Management Limited and China Electric Vehicle Corp have elected to convert the amounts recorded as due to related parties to common stock.  The amount of $967,543 due to Cathaya Operations Management Limited have been converted into 17,819,783 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 17,819,783 shares of common stock have been issued in April 2014. In December, 2014, the company issued 4,513,163 shares to settle the cash advance of $410,800 from Cathaya Operations Management Limited.

China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $639,068 due on the $20.7 million convertible note to 6,439,552 shares of common stock at the average of the closing prices for each trading day during such fiscal quarter ended on (and including) the last trading day of such fiscal quarter. The 6,439,552 shares of common stock have been issued in April 2014. In December 2014, the company issued 8,727,099 shares to settle the interest of $1,237,345 due on the convertible note.

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

On February 26, 2014, a binding letter of commitment in equity investment in ZAP was signed between the Company and four individual investors. The four individual investors are the representatives of the employees of Jonway Auto and Jonway Group in China and they will hold the issued stocks on behalf of these employees. The shares were issued at discounted share price based on averaged price over the last 60 days from the date of signing the agreement. As of December 31, 2014, $1.9 million was received by ZAP. The number of stock issued on August 14, 2014 was 31,666,668 shares.

On December 31, 2014, the company issued 10,915,748 shares and 2,666,666 shares at $0.06 per share to Alex Wang, the CO-CEO of the company and an individual for the cash advance of $654,945 and 160,000 respectively. The cash advance provided working capital to finance the operations of the company.

NOTE 16 – RELATED PARTY TRANSACTIONS

       Due from (to) related parties

      Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

      Amount due from related parties are as follows (in thousands):

	December 31, 2014	December 31, 2013
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$1,427	$4,973
JAZ	1,311	961
Jonway Motor Cycle	53	-
ZAP Hangzhou	-	127
Total	$2,791	$6,061

     Amount due to related parties are follows (in thousands):

	December 31, 2014	December 31, 2013
Jonway Group	$2,648	$303
Jonway Motor Cycle	64	113
Taizhou Huadu	652	631
Shanghai Zapple	37	36
Ms. Lu	-	30
Mr. Wang	146	-
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co	2,306	-
Zhejiang Jonway Painting Co. Ltd.	472	372
Cathaya Operations Management Ltd.	297	797
Cathaya Management Ltd.	350	350
Total	$7,121	$2,781

      Promissory notes and Down Payment Convertible Note from Jonway Group

      On December 11, 2011, ZAP entered into a Down Payment Convertible Note agreement with Jonway Group pursuant to which ZAP may borrow $3 million for the production of seventy-five Alias electric vehicles to be delivered and sold in 2012. The unpaid principal amount of the note bears interest at a rate per annum equal to 8%, calculated on the basis of a 365 day year and the actual number of days lapsed. Upon the completion of selling seventy-five Alias vehicles, ZAP will repay the unpaid principal, together with any then unpaid and accrued interest, on or before December 31, 2012. Repayment shall be made at the option of Jonway Group in the form of either cash or ZAP’s Common Stock priced as of the date the principal was deposited into Jonway’s bank account on behalf of ZAP. As of December 31, 2014, no advance has been made to ZAP from Jonway Group.

      Transactions with Jonway Group

       Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $2.9 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.

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

       Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  For the years ended December 31, 2014 and 2013, $281,000and $706,000 were recorded as assembling fees, respectively. Also during 2014, Jonway sold SUVs in the amount of $52,000 and spare parts in the amount of $1,379,000 to Zhejiang UFO. During 2013, Jonway sold SUVs in the amount of $95,000 and spare parts in the amount of $8,255,000 to Zhejiang UFO.

       Other Related Party Transactions

       During 2014, Jonway purchased spare parts in the amount of $18,000 and $352,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. During 2013, Jonway purchased spare parts in the amount of $55,000 and $1,214,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. In 2014, Jonway commenced business of Urbee and it sold Urbee in the amount of $8,755,000 to Taizhou Jonway Electric Vehicle Selling Company.

Cathaya Operations Management Limited and China Electric Vehicle Corp have elected to convert the amounts recorded as due to related parties to common stock.  The amount of $967,543 due to Cathaya Operations Management Limited have been converted into 17,819,783 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 17,819,783 shares of common stock have been issued in April 2014. In December, 2014, the company issued 4,513,163 shares to settle the cash advance of $410,800 from Cathaya Operations Management Limited.

China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $639,068 due on the $20.7 million convertible note to 6,439,552 shares of common stock at the average of the closing prices for each trading day during such fiscal quarter ended on (and including) the last trading day of such fiscal quarter. The 6,439,552 shares of common stock have been issued in April 2014. In December 2014, the company issued 8,727,099 shares to settle the interest of $1,237,345 due on the convertible note.

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

NOTE 17– LITIGATION

1. On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v.  ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”).  By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors:  Mark Abdou (“Abdou”), Steven Schneider (“Schneider”) and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”).  In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.  On November 12, 2013, Abdou and Schneider filed their operative Second Amended Cross-Complaint against ZAP, Cathaya and Lu (the “Defendant Cross-Complaint”).  Wang Gang a/k/a Alex Wang dismissed his claims in the Cathaya lawsuit.

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

On March 13, 2014, ZAP filed its own operative First Amended Cross-Complaint in the Cathaya Lawsuit (the “ZAP Cross-Complaint”) against Abdou and Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting.  By the ZAP Cross-Complaint, the Company is, among other things, pursuing Schneider and Abdou for return of inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to another account.

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

On January 12, 2015, a Settlement Agreement and Mutual Release was entered into between Cathaya, Lu Lu and ZAP, on the one hand, and Schneider, Abdou, and Libertas Law Group, Inc. (“Libertas”) on the other hand (the “Settlement Agreement”).  On January 15, 2015, in accordance with the terms of the Settlement Agreement, dismissals were filed with respect to the Cathaya lawsuit and all related actions, including the Defendant Cross-Complaint and the ZAP Cross-Complaint, with prejudice.  Further, under the terms of the Settlement Agreement, (i) ZAP agreed to pay a total of $167,000 to Abdou, (ii) Abdou, Schneider and Libertas released ZAP, Cathaya and Lu from any and all claims relating to events occurring prior to January 12, 2015 and (iii) ZAP, Cathaya and Lu released Abdou, Schneider and Libertas from any and all claims relating to events occurring prior to January 12, 2015.

A letter was received in May 2012 from a shareholder regarding various prior transactions of the Company which the Company is working to address and clarify.  A tolling agreement was reached between the Company and shareholder on October 22, 2012 whereas the company, through its legal counsel shall provide a written summary of the actions taken during the preceding month with respect to the matters regarding the prior transactions in question by the shareholder.  These transactions include, but are not limited to, a) ZAP, Jonway Group, Jonway Auto and Cathaya Capital shall each in all respects comply with their executory obligations with respect to the continued funding of ZAP, b) resolve the litigation regarding  the former contracted employee, c) use reasonable efforts to defend, compromise and/or settle any pending and future litigations and ZAP shall use all reasonable efforts to cause all officers, directors and such other individuals who are or were employees, agents or representatives of ZAP to fully cooperate in the defense  of future arbitrations or litigations.  This agreement is binding through December 31, 2015.

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

ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it will offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner.  The Consent Decree also contains notification and reporting requirements and requires ZAP to take specified actions regarding the disposition of repurchased vehicles and MY 2008 Xebras that remain in ZAP’s possession.  In accordance with the Consent Decree, the Company mailed the required notification letters to registered vehicle owners and ZAP Xebra dealers, along with a Refund Request Form.  The repurchase offer extends to 686 vehicles that have been sold by ZAP.

As of December 31, 2014 the Company had deemed 316 vehicle owners eligible for a refund and picked up 315 of the vehicles. The Company had paid out $1,081,159 to owners of the recalled 2008 Xebras as of December 31, 2014.  This amount includes refunds,cost to transport and destroy vehicles, salaries, and other expenses related to the repurchase program.  The period for vehicle owners to qualify for refunds has expired and ZAP believes it has no obligation to issue further refunds.

NOTE 18– COMMITMENTS AND CONTIGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.4 million at December 31, 2014. The guarantee expires at variance dates from December 2014 to December 2015. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.8 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at December 31, 2014 was $526,000.

NOTE 19 – SUBSEQUENT EVENTS

On January 7, 2015, a partial repayment representing a principal reduction of $100,000 and $8,433 of interest, was paid on the Company’s outstanding convertible bond held by Yung.  The balance of the outstanding note was paid off with the issuance of 5,912,786 ZAP shares to Yung in February, 2015.  Yung is allowed to engage in open market sales of the shares through June 30, 2015.  In the event the gross proceeds realized from the sale of the shares by Yung is greater than the principal and interest due on the bond as of the maturity date, Yung will be entitled to retain all proceeds.  If the proceeds from the sale of shares is less than the principal and interest due on the bond as of the maturity date, ZAP will pay the shortfall to Yung in cash within five business days of written notice from Yung,  In the event that on June 30, 2015, Yung holds unsold shares and there is an unpaid balance remaining on the bond, ZAP will repurchase from Yung all of the unsold shares at the price they were issued to Yung..

On April 10, 2015, ZAP received notification from USPS that ZAP has been selected as one of the pre-qualified companies to participate in the USPS Federal Business Opportunity (FBO) RFP.  In January 2015, USPS had issued a new request for response to its FBO for its Next Generation Delivery Vehicle (NGDV) Program.  ZAP submitted a new proposal based on new guidelines for a complete new USPS delivery truck designed to use clean energy and environmentally friendly technologies.  ZAP’s proposal submitted for this new USPS NGDV Program has been accepted for consideration.  As one of the pre-qualified companies, ZAP will proceed with detailed response to the RFP, and undergo trial for the product proposed.  This trial is anticipated to last for more than one year.

As of January 9th, 2015 ZAP has settled all disputes with Steve Schneider and Mark Abdou.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that there was one material weakness.

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

Managements Remediation Initiatives

In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are considering utilizing outside accounting experts to assist us in accounting for future complex transactions and establishment of additional monitoring controls. We are in the transition from the 1992 COSO framework for internal controls to the 2013 framework, which formalized the principles embedded in the original framework more explicitly, incorporated business and operating environment changes over the past two decades, and improved the framework’s ease of use and application. We expect to complete the transition from the 1992 COSO framework to the 2013 framework in 2015.

        Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of Zap, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of April 15, 2015 are as follows:

Name	Age	Position
Alex Wang	33	Co-Chief Executive Officer/Director
Chuck Schillings	57	Co-Chief Executive Officer
Fung Chi Kwong	48	Chief Financial Officer
Priscilla Marilyn Lu, Ph.D.	63	Director, Chairman of the Board of Directors
Huai Yi Wang		Director
Goman Chong	40	Director
Co Nguyen	42	Director

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
The officers and directors listed below, after re-constituting the Board in the Company's shareholder's meeting held in August, 2013, did not file a Form 3 for the fiscal year ended 2013.  None of these people, with the exception of Wang Huai Yi, currently own any shares and they are in the process of preparing to file Form 3’s.  However, filing the Form 3 may take some time due to the logistical issue that most of these people do not reside in the U.S. and do not have access to a U.S. authorized notary

Wang HuaiYi

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

ZAP’s Audit Committee is currently composed of Mr. Chong, Mr., Co Nguyen and Ms. Lu. At present, none of the audit committee members are deemed independent.

There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2014.

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

There was no compensation paid for services of the directors during fiscal year 2014.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2014 include ZAP’s Co-Chief Executive Officers and Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chuck Schillings, Co-Chief Executive Officer (3)	2014 2013	162,000 162,000	— —	— —	— —	— —	— —	— —	162,000 162,000

Alex Wang, Co-Chief Executive Officer	2014 2013	150,000 150,000	—	—	—	—	—	—	150,000 150,000

Fung Chi Kwong	2014 2013	120.000 34,000							120.000 34,000

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

(2) The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options or warrants granted in 2014 and 2013):

2012
Dividends	None
Expected volatility	146.54 and 127.78
Risk free interest rate	0.79% to 1.11%
Expected life	6.06 years

 (3) Mr. Schillings was appointed Chief Operating Officer on June 17, 2012
 (4) Mr. Schillings was appointed Co-Chief Executive Officer on August 8, 2012

ZAP has two employment agreements at December 31, 2014 with Mr. Schillings as of June 17, 2012 and Mr. Fung Chi Kwong as of Aug. 1 2013.

Mr. Schillings’ agreement provides for a base salary of $180, 000 and an option grant of 400,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements.

Mr. Fung’s agreement provides for a base salary $137,000 and certain travel reimbursements.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 15, 2015 for (i) each director, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Co-Chief Executive Officers and the two most highly compensated executive officers other than the Co-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is ZAP’s address: 501 Fourth Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 501 Fourth Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 15, 2015 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 15, 2015, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 15, 2015 that were exercisable on or within 60 days after April 15, 2015, and references to restricted stock units in the footnotes of the table below include only restricted April 15, 2015 that would vest and could settle on or within 60 days after April 15, 2015. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 460,212,950 shares of Common Stock outstanding on April 15, 2015 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 15, 2015.

Name	Number of Shares Beneficially Owned	Percent Owned
Cathaya Capital L.P. (2)	244,943,473	40.86%
Alex Wang	215,617,821	35.97%
Priscilla Lu (3)	0	0%
Directors and Executive Officers as a group	460,561,294	76.38%

Goldenstone Worldwide Limited	30,000,000	5.00%
The Banks Group (1)	12,910,797	2.15%
All other holders of shares, warrants and options	95,992,499	16.02%
Total Fully diluted shares (4)	599,464,590	100.00%

* Less than one percent

(1)	Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks, and Banks Development, an affiliate of the Banks Group.

(2)
Includes (a) 90,981,276 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant (see 3).

(3)
Dr. Lu is the Chairman of the Board of Directors of ZAP and is also founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P.; a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World. Accordingly, Ms. Lu represents Cathaya Capital who is the beneficial ownership and this may be deemed to include (a) a promissory note convertible into 90,981,276 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,600,364 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 15, 2014 held by Dr. Priscilla Marilyn Lu on behalf of Cathaya Capital. Dr. Lu as per Cathaya Capital’s Limited Partner Agreement, and General Partner Agreement, manages the investment of the portfolio companies, Better World, CEVC and ZAP

(4)	Includes shares, options and warrants described in the notes above, as applicable.

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 22, 2012 from CEVC and the interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. In July 2013 this convertible note has been extended until August 12, 2014 with interest accrual as determined by the auditors, at 8% per annum. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until August 12, 2015.

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

Joint Venture ZAP Hangzhou

On December 11, 2009, ZAP entered into a Joint Venture Agreement to establish a new U.S.-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Better World International Limited, a company focused on infrastructure technology and services for electric vehicles. Priscilla Lu, PhD, the Chairman of the Board of Directors of ZAP, is also a director of Better World International Limited. ZAP and Better World International Limited each have a 37.5% interest in ZAP Hangzhou, and Jonway Group owns a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.

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
Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees	$190,000	$150,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$190,000	$150,000

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

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Zap (incorporated by reference to Exhibit 3.1 to Zap’s Registration Statement on Form S-8 (SEC File Number 333-131501) filed February 3, 2006)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Zap dated June 22, 2006 (incorporated by reference to Exhibit 3.4 to Zap’s Form 10Q filed August 14, 2006)
3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Zapdated June 23, 2011 (incorporated by reference to Exhibit 4.1 to Zap’s Form 10Q filed August 15, 2011)
3.4	Bylaws of Zap (incorporated by reference to Exhibit 3.2 to Zap’s Registration Statement on Form S-8 (SEC File Number 333-131501) filed February 3, 2006)
4.1	Certificate of Determination of Series SA Convertible Preferred Stock of Zap(incorporated by reference to Exhibit 3.2 of Zap’s Form 10KSB filed April 5, 2005)
4.2	Form of Series B Warrant to Purchase Common Stock of ZAP (incorporated by reference to Exhibit 4.2 of Zap’s Form 10KSB filed April 5, 2005)
4.3	Form of Class K Warrant to Purchase Common Stock of ZAP )(incorporated by reference to Exhibit 4.3 of Zap’s Form 10KSB filed April 5, 2005)
4.4	Warrant to Purchase Shares of Common Stock of Zap dated June 9, 2009 issued to The Banks Group, LLC (incorporated by reference to Exhibit 10.3 to Zap’s Form 8K filed June 11, 2009)
4.5	Warrant to Purchase Shares of Common Stock of Zap dated June 9, 2009 issued to The Banks Development Trust (incorporated by reference to Exhibit 10.4 to Zap’s Form 8K filed June 11, 2009)
4.6	Warrant to Purchase Shares of Common Stock of Zap dated August 6, 2009 issued to Cathaya Capital L.P. (incorporated by reference to Exhibit 10.4 to Zap’s Form 8K filed August 10, 2009)
4.7	Warrant to Purchase Common Stock dated August 6, 2009 with Cathaya Capital L.P. (incorporated by reference to Exhibit 10.5 to Zap’s Form 8K filed August 10, 2009) Zap
4.8	Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.2 to Zap’s Form 8K filed January 25, 2011)
4.9
Amendment No. 1 to Note dated March 31, 2011 in favor of China Electric Vehicle Corporation (amending Zap Senior Secured Convertible Promissory Note Due dated January 12, 2011 in favor of China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.4 to Zap’s Form 10Q filed May 17, 2011)

4.10
Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation (incorporated by reference to Exhibit 10.3 to Zap’s Form 8K filed January 25, 2011)

4.11
Amendment No.1 to Warrant dated March 31, 2011issued to China Electric Vehicle Corporation (amending Warrant to Purchase Shares of Common Stock of Zap dated January 12, 2011 issued to China Electric Vehicle Corporation) (incorporated by reference to Exhibit 10.3 to Zap’s Form 10Q filed May 17, 2011)

ZAP Subordinated Convertible Promissory Note dated February 11, 2010  in favor of  Samyang Optics Co., Ltd. dated January 27, 2010 (incorporated by reference to Exhibit 10.73 to Zap’s Form 10K filed April 15, 2011)

9.1
Amended and Restated Voting Agreement dated January 12, 2011 by and between China Electric Vehicle Corporation and Zap (incorporated by reference to Exhibit 10.5 to Zap’s Form 8K filed January 25, 2011)  Zap 2002 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-131501) filed February 3, 2006

10.1*	Zap 2004 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-117560) filed July 22, 2004)
10.2*	Zap 2006 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)
10.3*	Zap 2007 Incentive Stock Plan (incorporated by reference to Exhibit 4.2 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-142042) filed April 11, 2007)
10.4*	Zap 2008 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to Zap’s Registration Statement on Form S-8 (SEC File No. 333-157954) filed March 13, 2009)
10.5*	Employment Agreement dated June 10, 2009 by and between Zap and Gary Dodd (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed June 18, 2009)
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

101.INS	Exhibit 101.INS
101.SCH	Exhibit 101.SCH
101.CAL	Exhibit 101.CAL
101.DEF	Exhibit 101.DEF
101.LAB	Exhibit 101.LAB
101.PRE	Exhibit 101.PRE

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

Date: April 15, 2015
By:  /s/ Chuck Schillings
_________________________

Chuck Schillings
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2015
By:  /s/ Alex Wang
_________________________

Alex Wang
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 15, 2015
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

Name	Position	Date

By: /S/ Chuck Schillings _________________________ Chuck Schillings	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2015

By: /S/ ALEX WANG _________________________ Alex Wang	Director and Co-Chief Executive Officer (co-principal executive officer)	April 15, 2015

By: /S/ FUNG CHI KWONG _________________________ Fung Chi Kwong	Chief Financial Officer (principal financial and accounting officer)	April 15, 2015

By: /S/ PRISCILLA LU _________________________ Priscilla Lu	Director and Chairperson	April 15, 2015

By: /S/ GOMAN CHONG _________________________ Goman Chong	Director	April 15, 2015

By: /S/ Huaiyi Wang _________________________ Huaiyi Wang	Director	April 15, 2015

By:/S/ Co Nguyen _________________________	Director	April 15, 2015
Co Nguyen