Form 10-Q
period 2015-03-31
ZAP
filed 2015-05-20
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number    001-32534

ZAP
(Exact name of registrant as specified in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 West 3rd Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code))

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

Yes  ☐   No  ☒

As of May 15, 2015, there were 460,213,050 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014

Current assets:

Cash and cash equivalents	$366	$238
Restricted Cash	10,653	10,673
Notes receivable	-	81
Accounts receivable, net	2,886	2,724
Inventories, net	7,348	8,380
Prepaid taxes	238	110
Prepaid expenses and other current assets	722	377
Total current assets	22,213	22,583

Property, plant and equipment, net	41,211	42,595
Land use rights, net	9,697	9,711
Other assets:
Distribution fees, net	9,039	9,399
Intangible assets, net	3,119	3,195
Goodwill	332	332
Due from related party	2,868	2,791
Deposits and other assets	405	390
Total other assets	15,763	16,107
Total assets	$88,884	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2015	2014

LIABILITIES AND EQUITY ( DEFICIENCY)
Current liabilities:
Short term loans	$8,741	$9,849
Notes payable	17,413	17,747
Senior convertible debt	20,679	20,679
Accounts payable	20,377	21,389
Accrued liabilities	3,796	3,848
Advances from customers	9,488	7,139
Taxes payable	1,628	1,266
Due to related party	9,529	7,121
Other payables	2,950	3,094
Total current liabilities	94,601	92,132

Long term liabilities:

Accrued liabilities and others	875	745
Total liabilities	95,476	92,877

Commitments and contingencies

Equity (Deficiency)
Common stock, no par value; 800 million shares authorized;
460,213,050 and 461,395,508 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	244,287	244,368
Accumulated other comprehensive income	1,679	1,655
Accumulated deficit	(253,073)	(250,000)
Total ZAP shareholders’ equity (deficiency)	(7,107)	(3,977)
Non-controlling interest	515	2,096
Total equity (deficiency)	(6,592)	(1,881)
Total liabilities and equity (deficiency)	$88,884	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands; except per share data)
(Unaudited)

	For the Three months ended March 31,
	2015	2014
Net sales	$8,362	$6,821
Cost of goods sold	(8,874)	(7,792)
Gross profit (loss)	(512)	(971)
Operating expenses:
Sales and marketing	(992)	(734)
General and administrative	(1,879)	(2,064)
Research and development	(613)	(186)
Total operating expenses	(3,484)	(2,984)
Loss from operations	(3,996)	(3,955)
Other income (expense):
Interest expense, net	(761)	(876)
Other Income	81	124
Total income (expense)	(680)	(752)
Loss before income taxes	(4,676)	(4,707)
Income tax	-	304
Net Loss	$(4,676)	$(5,011)
Less: loss attributable to non-controlling interest	1,603	1,634
Net loss attributable to ZAP’s common shareholders	$(3,073)	$(3,377)

Net Loss	$(4,676)	$(5,011)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	46	(118)
Total comprehensive loss	(4,630)	(5,129)
Less : Comprehensive loss attributable to non-controlling interest	1,581	1,692
Comprehensive loss attributable to ZAP	$(3,049)	$(3,437)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	460,673	302,518

See accompanying notes to the unaudited condensed consolidated financial statements

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,676)	$(5,011)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gain from disposal of equipment	(7)	-
Stock-based employee compensation	19	34
Depreciation and amortization	2,092	2,079
Provision for doubtful accounts	6	2
Changes in inventory reserve	87	(32)
Deferred tax expenses(benefit)	-	304
Amortization of debt discount	-	91
Changes in assets and liabilities:
Accounts receivable	(152)	282
Notes Receivable	81	185
Inventories	975	73
Prepaid expenses and other assets	(486)	177
Due from related parties	(70)	2,887
Accounts payable	(828)	(2,666)
Accrued liabilities	62	(52)
Taxes Payable	360	(901)
Advances from customers	2,310	(550)
Due to related parties	2,382	2,451
Other payables	(421)	(154)
Net cash provided by (used for) operating activities	1,734	(801)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of equipment	11	-
Acquisition of property and equipment	(33)	(480)
Net cash flows used in investing activities:	(22)	(480)

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months ended March 31,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$64	$2,910
Proceeds from notes payable	6,189	6,643
Proceeds from short term loans	814	2,109
Proceeds from equity investment	-	1,500
Repayment of convertible bond	(100)	-
Repayments of notes payable	(6,595)	(9,748)
Payments on short term loans	(1,959)	(2,837)
Net cash provided by (used in) financing activities	(1,587)	577
Effect of exchange rate changes on cash and cash equivalents	3	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128	(711)
CASH AND CASH EQUIVALENTS, beginning of period	238	2,629
CASH AND CASH EQUIVALENTS, end of period	$366	$1,918

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$345	$314
Cash paid during period for income taxes	$-	$-
Non-cash transaction:
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	$100	$-

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

                The principal activities of Jonway until recently were the production and sales of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.  Over the past several years, Jonway continued the production and sales of its gasoline model SUV and minivan, while developing and ramping production of its EV product line. Jonway received type approval of its EV SUV and EV certification of its manufacturing facility from the Chinese government.  It also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power, and the other with lead acid batteries, intended for lower speed and shorter range.  Jonway began production on a new NEV, the “Urbee”, in 2014.  The primary market for the Urbee is the growing aging and young adult population in China that generally do not hold a driver’s license

Jonway Auto, as an authorized auto manufacturer in China, has access to the required licenses for China type approval for both the SUV and minivan models, providing these models with the advantage that lithium battery versions would be eligible for subsidies from the Chinese central and local governments ranging from RMB 35,000 (~US$5,000) to RMB 100,000 (~US$16,000) depending upon the range of the vehicle achieved between recharges. EVs reaching 250km in range per charge could receive up to ~$10,000 subsidies from the central government and another ~$10,000 from the local government.  Currently 88 local government cities are participating in this subsidy as required by the central government.  The Chinese government recently announced these subsidies have been extended to the year 2020, with the total amount of subsidies gradually tapering off each year.  Additionally, the Chinese government recently mandated that government vehicles must be Chinese-made and that a minimum of 30% of the vehicles purchased are required to be full electric.

ZAP believes these incentives, combined with the elimination of sales tax, consumer tax, and license plate registration fees on full electric vehicles (which can total more than US$20,000 for gas vehicles in some cities like Shanghai), are creating a strong economic incentive for the purchase of electric vehicles and a substantial market opportunity for Jonway’s new EV SUV and EV minivan product line. Jonway Auto’s EV SUV and EV minivan have been reconfigured with smaller engines to support lower power consumption. The EV SUV has a 20kwatt (40kwatt peak) engine. The EV minivan which is a much lighter vehicle has a 13.5kwatt engine. These newly reconfigured EVs adapted to maximize range at optimal speeds will be available for mass production in the first half of 2015.

ZAP and Jonway Auto are focused on the EV fleet markets in China.  With the recent reinforced subsidies and requirements for government entities to purchase full electric vehicles, the Company believes Jonway’s new EV SUV is particularly suited for use by government officials and personnel.  Jonway’s SUV currently has an advantage in China because most auto companies to date have focused primarily on producing small electric sedans, some with only two seats that are not very practicable for use by government officials on a daily basis.  Whereas, Jonway’s SUV is a larger 5-person vehicle with comfortable seating and legroom.  Jonway’s EV minivan is well-positioned for government city utility and maintenance transportation and service.  The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China.

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

Jonway is now in the process of migrating its organization to support the ramp up of electric vehicle production and preparing for sales and marketing to fleet markets, including to leasing companies and government organizations in the major cities. 2014 was a major transition year for Jonway Auto, where there was an intentional slowdown in gasoline vehicle production and sales, while Jonway redirected its manufacturing and sales and marketing groups to support the mass rollout of its EVs, starting with the Urbee for city commuters.

                The combined companies’ new EV product lines now include the A380 SUV EV, minivan EV, and the Urbee. Both the EV SUV and EV minivan products leverage the production moldings and the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles.  The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans are projected to occur in the first half of 2015.

The goal of the Company is to become cash flow positive in the second half of 2015 by producing and selling vehicles at a target  rate of a few thousand Urbees per month on average and at least a few hundred SUVs or minivans per month, combining the delivery of both EVs and gasoline versions of the models. The Company’s strategy for achieving this goal is to leverage the volume sales orders and the continuing demand from the market for Urbees to drive down the cost of production in the factory for EVs and to substantially absorb the overhead of the factory.  The Company believes  mass production ramp up of the Urbees will help streamline the EV manufacturing process, provide a good training ground for the production engineers, and pave the way for volume production of the more sophisticated EV products of minivan and EV SUVs.

Jonway Auto is cutting back on the number of gasoline SUV models in order to reduce the overhead costs of carrying too many different gasoline versions.  Jonway will focus on its high volume lower cost gasoline model priced at around US$10,000, replacing its 1.6 liters gasoline model with a more cost effective and efficient 1.5 liter engine model.  This will be Jonway’s mainstream gasoline model.

Jonway auto established three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd., focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd., focusing on minivan marketing and distribution in China, and Taizhou Vehicle Leasing Co., Ltd., focusing on the vehicle leasing business in Taizhou.

BASIS OF PRESENTATION AND CONSOLIDATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, ZAP and ZAP Hong Kong for the three months ended March 31, 2015 and the year ended December 31, 2014 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

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

.Liquidity and Capital Resources

As of March 31, 2015, our current liabilities exceeded the current assets by approximately $72.0 million and our equity deficiency was $6.6 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, management projects that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However these projections are based on the demand of our products, economic conditions, the overcapacity issue in the automobile industry and our operating results not continuing to deteriorate and our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the quarter ended March 31, 2015 have been prepared on a going concern basis.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

As of March 31, 2015, we were approved up to an aggregate of $16.3 million of a credit line, with the credit exposure of $6.05 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. As of March 31, 2015, the credit exposure of $6.05 million has been fully used. The credit line expires in March 2016.

In early 2014, we were approved up to an aggregate of $2.4 million of a credit line from Taizhou Bank. In February 2015, the company settled the loan and the bank did not renew the credit line to the company.

               In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line has expired as of January 2015. In April 2015, we were approved for up to an aggregate of 7.5 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.75 million. As of March 31, 2015, the credit line has been fully used. The credit line expires in April 2016.

In March 2014, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC) with credit exposure of $5.4 million. This credit line expires in March 2017. As of March 31, 2015, a credit exposure of $4.9 million has been used.

Jonway intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through May 20, 2016 in the event that we require additional liquidity. In addition, CEVC (China Electric Vehicle Corporation) would likely renew this convertible note and in the event that CEVC decides to call on the repayment, the repayment would likely be paid in full or in part in Jonway Auto shares or ZAP shares unless there is a breach by the Company on the covenant of the convertible note.

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

 NOTE-2 SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entities. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10- Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on April 15, 2015.

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

	March 31, 2015	December 31, 2014

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$ 1=RMB 6.1206	$1=RMB 6.1460

Amounts included in the statements of operations and cash flows	$ 1=RMB 6.1444	$1=RMB6.1457

 Recent Accounting Pronouncements

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

NOTE 3– INVENTORIES, NET

Inventories, net at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

Inventory
	March 31, 2015	December 31, 2014

Work in Process	$1,898	$3,054
Parts and supplies	3,334	3,601
Finished goods	3,587	3,105
	8,819	9,760
Less - inventory reserve	(1,471)	(1,380)
Inventories, net	$7,348	$8,380

Changes in the Company’s inventory reserve during the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows (in thousands):

Provision
	March 31, 2015	December 31, 2014
Balance opening period	$1,380	$1,981
Current provision for Jonway Auto	91	251
Current recovery for inventory ZAP- net	-	(852)
Balance end of period	$1,471	$1,380

NOTE 4 - DISTRIBUTION AGREEMENTS

Distribution agreements as of March 31, 2015 and 2014 are presented below (in thousands):

	March 31, 2015	December 31, 2014

Better World Products-related party	$2,160	$2,160
CNG Products	1,000	1,000
Jonway Products	14,400	14,400
	17,560	17,560
Less amortization and impairment	(8,521)	(8,161)
	$9,039	$9,399

Amortization expenses related to these distribution agreements for the three months ended March 31, 2015 and 2014 was $360,000 and $360,000, respectively.  Amortization is based over the term of the agreements. As of December 31, 2014, the company recognized an impairment loss of $5.0 million for the distribution right of CNG products. No impairment loss was recorded for the three months ended March 31, 2015 and 2014, respectively. The estimated future amortization expense is as follows (in thousands):

12 months ended March 31,

2016	$1,540
2017	1,540
2018	1,540
2019	1,540
2020	1,540
Thereafter	1,339
Total	$9,039

NOTE 5–LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In March 2014, the Company has obtained up to an aggregate of $16.3 million of credit line with the credit exposure of $6.05 million from Citic Bank (“CITIC”) Sanmen Branch through Jonway. The  line is secured by land and building owned by Jonway and guaranteed by the related party – Jonway Group. In March 2014, Jonway borrowed one year short-term loan of $1.0 million. The annual interest rate was 7.08% and the loan was due in March 2015. The company early settled the loan in December 2014. The company borrowed a one year short term loan in December 2014 of $0.98 million at an annual interest rate of 6.69% with an expiration date of December 2015. We have also drawn down $10.6 million in the form of notes payable as of March 31, 2015. Except for a note payable utilizing the credit exposure of $5.05 million, we deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes are due from July, 2015 to March, 2016.  As of March 31, 2015, the credit exposure of $6.05 million has been fully used. The credit line expires in March 2016.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed, and has expired in January, 2015. This credit line was guaranteed by related parties. As of December 31, 2014, the total outstanding loans from Taizhou Bank under this credit line were $1.1 million. The loans are due separately in February and April 2015 respectively, and have been settled in February  2015.

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from China Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. This credit line has expired as of January, 2015. In April 2015, we were approved for up to an aggregate of 7.5 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.75 million. The credit line expires in April 2016.As of March 31, 2015, $6.69 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.35 million.  In July 2014, Jonway borrowed an 11 months short-term loan of $1.2 million at interest rate of 7.2%. As of March 31, 2015, the credit exposure of $3.75 million has been fully used.

 In March 2014, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (ICBC). This credit line was secured by land and buildings owned by Jonway and guaranteed by related parties. As of March 31, 2015, the total outstanding loan under this credit line was $6.5 million with $1.6 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.9%.  The loans are due in various dates from April 2015 to March 2016.  As of March 31, 2015, a credit exposure of $4.9 million has been used, and $0.5 million was still available for use. The credit line expires in March 2017.

 Short term debt (in thousands)

	March 31, 2015	December 31, 2014
Loan from CITIC bank	$980	$976
Loan from ICBC	6,535	6,484
Loan from Taizhou Bank	-	1,139
Loan from China Everbright Bank	1,226	1,220
Loan from Pay-Ins Prem	-	30
	$8,741	$9,849

In December 2014, the company borrowed a one year short term loan of $0.98 million from CITIC at the annual interest rate of 6.69%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.5 million as of March 31, 2015 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

In August 2014, Jonway borrowed a short-term loan from Taizhou Bank of $0.3 million at the annual interest rate of 8.93% which was due in February 2015. The loan was repaid when due. In October 2014, Jonway borrowed $0.81 million of a short term loan from Taizhou Bank. The loan was to expire in April 2015 and the annual interest rate was 8.496%.The loan was settled early in February 2015.

In April 2014, Jonway borrowed a one year short-term loan from Industrial and Commercial Bank of China (ICBC) of 0.8 million which was repaid in April 2015.. The annual interest rate was 6%. In June 2014, Jonway borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.256%. In August 2014, Jonway borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.92%. In September 2014, Jonway borrowed a 6-month short-term loan from ICBC of $0.8 million at the annual interest rate of 5.04%. The loan of $0.8 million has been paid when due in March, 2015. In October 2014, Jonway borrowed $1.47 million of a short term loan from ICBC. The loan will expire in October 2015 and the annual interest rate is 6.6%. The company borrowed a one year short term loan of $1.1 million in November 2014 at an annual interest of 6.6%. In March 2015, Jonway borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.6%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.52 million with ICBC and $1.6 million of restricted cash of March 31, 2015.

In July 2014, Jonway obtained an 11 months short-term loan of $1.2 million from China Everbright Bank at the annual interest rate of 7.2%. The loans were guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right with a carrying value of $2.1 million.This loan is due in June 2015.

The weighted average interest rates were 6.9% and 6.95% for the three months ended March 31, 2015 and 2014 respectively.

Bank acceptance notes

As of March 31, 2015, the Company has bank acceptance notes payable in the amount of $17.4 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six (6) months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks, in order to ensure future credit availability. As of March 31, 2015, the restricted cash for the notes was $9.0 million.

(In thousands)

	3/31/2015	12/31/2014
a) Bank acceptance notes payable to China Everbright bank	$6,699	$11,372
b) Bank acceptance notes payable to Taizhou bank	-	651
c) Bank acceptance notes payable to CITIC bank	10,553	5,724
d) Bank acceptance notes payable to China Merchants Bank	161	-
	$17,413	$17,747

a.
Notes payable to China Everbright bank have various maturity dates from May 2015 to June 2015. The notes payable were guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company was also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. In May 2015, the Company repaid one of the notes payable when it became due.

b.	Notes payable to Taizhou bank were required to maintain cash deposits at 50% to 100% of the notes payable with the bank as of December 31, 2014.

c.
Notes payable to CITIC bank will be due from July 2015 to March 2016.  Except for the note payable utilizing credit exposure of $6.05 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability

d.
Notes payable to China Merchants Bank is due in September 2015. The company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability. In April 2015, the Company issued $0.16 million of note payable with 100% cash deposit.

NOTE 6 -SENIOR CONVERTIBLE DEBT-China Electric Vehicle Corporation (“CEVC”) Note

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

This convertible note was extended until August 12, 2015 with interest accrual at 8% per annum with original maturing date of February 12, 2012. According to ASC 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note bears a market interest rate at 8%. With the new extension, the principal of $20.7 million has the same conversion terms to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company is required to pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to (i) the Additional Interest accrued during such fiscal quarter divided by (ii) the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note were amended for the change of the terms of conversion and for the extension of the maturity date until August 12, 2015.

Upon expiration date of the CEVC note, this convertible note will likely be repaid by ZAP in the form of Jonway Auto shares in order to reduce the liability of ZAP.  If the CEVC note is repaid, ZAP’s ownership of Jonway Auto would be reduced to less than majority interest, resulting in need to reconsider eligibility for consolidation.  Due to the increasing accumulation of debt from Jonway Auto, largely because of the lack of working capital to fulfill orders, Jonway Auto may seek equity funding in order to meet its operational financial needs.  If this were to happen, then the additional equity investment into Jonway Auto would also reduce ZAP’s majority equity ownership in Jonway Auto.  The qualification to meet consolidation for ZAP would have to be reassessed based on ZAP’s financial control, board and management control of Jonway Auto.

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	ZAP Hong Kong	Totals
For the three months ended March 31,2015

Net sales	$8,186	$176	-	$8,362

Gross profit (loss)	$(587)	$75	-	$(512)

Depreciation and amortization	$1,435	$657	-	$2,092

Net loss	$(3,272)	$(1,404)	-	$(4,676)
Total assets	$69,799	$19,077	8	$88,884

For the three months ended March 31, 2014

Net sales	$6,733	$88	-	$6,821

Gross profit (loss)	$(994)	$23	-	$(971)

Depreciation and amortization	$1,423	$656	-	$2,079
Net loss	$(3,334)	$(1,677)		$(5,011)
Total assets	$77,722	$19,464	138	$97,324

      Customer information

Approximately 97.9% or $8.2 million of our revenues for the three months ended March 31, 2015 are from sales in China.  Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with no customer contributing to more than 10% of our consolidated revenue. Approximately 99% or $6.7 million of our revenues for the three months ended March 31, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing to 14% of our consolidated revenue.

Supplier information

For the three months ended March 31 2015 and 2014, approximately 98.8% or $8.7 million and 99% or $7.7 million of the consolidated cost of goods sold were purchased in China. For the three months ended March 31, 2015, Taizhou Geely a tong engine Manufacturing Co. Ltd accounted for 11% of the total purchase. For the three months ended March 31, 2014, and Haerbin Dongan Auto, Engine Manufacturing Co., Ltd. account for 29% of the total purchase.,

NOTE 8 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amount due from related parties are as follows (in thousands):

Amount due from related parties are as follows:
	March 31, 2015	December 31, 2014
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$1,429	$1,427
JAZ	1,291	1,311
Jonway Motor Cycle	148	53
Total	$2,868	$2,791

Amount due to related parties are follows (in thousands):

Amount due to related parties are follows:
	March 31, 2015	December 31, 2014
Jonway Group	$4,913	$2,648
Jonway Motor Cycle	-	64
Taizhou Huadu	613	652
Shanghai Zapple	37	37
Mr. Wang	276	146
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co	2,063	2,306
Zhejiang Jonway Painting Co. Ltd.	628	472
Cathaya Operations Management Ltd.	500	297
Cathaya Management Ltd.	350	350
Total	$9,529	$7,121

      Transactions with `Jonway Group

       Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $755,000 and $217,000 for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE 9-SHAREHOLDERS’ EQUITY

Common stock

2015 ISSUANCES

On February 11, 2015, the Company cancelled 1,182,558 shares of common stock which was originally issued to settle $100,000 of convertible notes in 2014. The balance of the outstanding note issued to Korea Yung was settled by 5,912,786 shares of common stock after the payment and cancellation of shares in February, 2015. Yung is allowed to engage in open market sales of the shares through June 30, 2015. In the event the gross proceeds realized from the sale of the shares by Yung is greater than the principal and interest due on the bond as of the maturity date, Yung will be entitled to retain all proceeds. If the proceeds from the sale of shares is less than the principal and interest due on the bond as of the maturity date, ZAP will pay the shortfall to Yung in cash within five business days of written notice from Yung. In the event that on June 30, 2015, Yung holds unsold shares and there is an unpaid balance remaining on the bond, ZAP will repurchase from Yung all of the unsold shares at the price they were issued to Yung.

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

In May 2014, ZAP issued 62,500 shares of common stock to Jeffery and Karen Banks, who paid $5,000 in cash on behalf of ZAP to address a lawsuit from Jackson Long.

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

NOTE 10– LITIGATION

1)
ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance  due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement,  If Hogan $ Lovells does seek a judgement, the total balance due immediatedly would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.4 million at March 31, 2015. The guarantee expires at variance dates from April 2015 to December 2015. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.8 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at March 31, 2015 was $526,000.

NOTE 12- SUBSEQUENT EVENTS

Roy Fung has resigned as CFO of ZAP and Jonway due to personal reasons as of April 15th, 2015. Michael Ringstad steps in as interim CFO of ZAP and Jonway, while ZAP and Jonway Auto seeks replacement of the CFO.

Jonway Auto is currently considering a 3rd board listing in Shenzhen, China.  The objective is to have an additional source for raising the required funding for working capital.  In considering the 3rd board listing, Jonway Auto will work with local stock agents in China who will facilitate the process of registration for the 3rd board listing.  Upon listing on the 3rd board, Jonway Auto would be able to market Jonway Auto’s shares in China’s public market to raise capital. The target is to get on the 3rd board and complete the process of registration before the end of the year.

In preparation for the 3rd board listing, ZAP plans to appoint two new independent directors to its board upon the resignation of two Cathaya board members.  The two new proposed directors are Ms. Tian Ming and Otto Bai.

Ms. Tian Ming is currently CEO of Bling Bling Health Center, and formerly Group VP of FAB Enterprise Group in China, with FAB Group being the largest AV chain store group in China with 22 years history and over 806 chain stores throughout China.  Ms. Tian received MBA from School of Economics and Management at Tsinghua University, and is the Chairman of Tsinghua MBA Student Union and received Tsinghua SEM Comprehensive Scholarship (First Place) and Teaching Award.  Ms. Tian brings to the Company extensive business and financial experience in China, and can provide advice on the pending plans to list Jonway Auto in China.

Mr.  Otto Bai’s background is also business and finance and is a Partner at Unicorn Insights Consulting in Beijing.  Mr. Bai provides consulting for international companies in China, supporting business development and consumer and business commerce for international companies.

These two new proposed independent directors will be appointed to replace Goman Chong who will step down May 30, 2015 and Dr. Priscilla Lu who will become Chairman Emeritus.  The Chairman position will be assigned to Alex Wang (Wang Gang) who will take over from Dr. Lu.  Dr. Lu will remain actively supporting the transition over a period of time to  bring on board the independent directors and to hand over the Chairmanship position to Wang Gang, Ms. Tian and Mr. Bai will also be appointed to the Audit Committee as the replacement directors.

Effective April 30, 2015, the Company and Korea Yung amended their original agreement, dated August 12, 2014, to the Yung convertible bond.   Under the amendment, the minimum share price at which Ms. Yung is able to sell the stock issued to her was revised from the price at which Ms. Yung was originally issued the stock from $0.085 to $.07 per share.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	-106.1%	-114.2%
Operating expenses	-41.7%	-43.7%
Loss from operations	-47.8%	-58.0%
Net loss attributable to ZAP	-36.7%	-49.5%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

              Net sales for the three months ended March 31, 2015 were $8.4 million as compared to $6.8 million for the three months ended March 31, 2014.

             Jonway Auto’s revenue for the three months ended March 31, 2015 increased by $1.5 million from $6.7 million for the quarter ended March 31, 2014 compared to $8.2 million for the quarter ended March 31, 2015. The sales volume increased because of the launch of the Urbee, a low speed electric vehicle.  Urbee sales contributed $2.4 million for the three months ended March 31, 2015.

Gross profit (loss) increased by $0.4 million from a gross loss of $0.9 million for the three months ended March 31, 2014 to a gross loss of $0.5 million for the three months ended March 31, 2015.   Our margins increased from a  -14.2% to a  - 6.1%.

Jonway Auto’s gross loss decreased by $407,000 from a gross loss $994,000 for the three months ended March 31, 2014 to a gross loss of $587,000 for the first quarter ended March 31, 2015. The sales volume for both SUV and minivan dropped in comparing with last year but the launch of the Urbee, a low speed electric vehicle generated contributions to the company’s sales for the three months ended March 31, 2015.

Sales and marketing expenses increased $0.26 million from $0.73 million for the three months ended March 31, 2014, to $0.99 million for the three months ended March 31, 2015.  The percentage of sales and marketing expense to net sales increased from 10.76% for the three months ended March 31, 2014 to 11.86% for the three months ended March 31, 2015 due to the increase in net sales and carrying out the promotion program for 1.5 liter model of SUV in the first quarter of 2015.

General and administrative expenses decreased by $0.2 million from $2.1 million for the quarter ended March 31, 2014 to $1.9 million for the quarter ended March 31, 2015. It was due to cost control and a drop in subcontracting fees as sales volume increased.

                Research and development expenses increased by $0.4 million from $186,000 for the three months ended March 31, 2014 to $613,000 for the three months ended March 31, 2015.

Interest expense decreased $0.1 million, from $0.88 million in the first quarter of 2014 to $0.76 million in the first quarter of 2015. In the first quarter of 2015, the amortization of the previous year’s discount on the convertible debt was lower and we are incurring interest on our notes and short term borrowings.

                Other income decreased by $43,000 from $124,000 for the three months ended March 31, 2014 to $81,000 for the three months ended March 31, 2015. It was due to a decrease in sales of scrap.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, derivative liabilities, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Recent Accounting Pronouncements

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

Item 4.  Controls and Procedures

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. The Company is considering utilizing outside accounting experts to assist us in accounting for future complex transactions.

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

  PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

1)
ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance  due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement,  If Hogan $ Lovells does seek a judgement, the total balance due immediatedly would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Dated: May 20, 2015	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: May 20, 2015	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: May 20, 2015	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer)