Form 10-Q
period 2015-06-30
ZAP
filed 2015-08-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Yes  ☐   No  ☒

As of August 10, 2015, there were 460,212,950 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$131	$238
Restricted cash	11,161	10,673
Bank notes receivable	4	81
Accounts receivable, net	1,789	2,724
Inventories, net	7,609	8,380
Prepaid taxes	15	110
Prepaid expenses and other current assets	1,023	377
Total current assets	21,732	22,583

Property, plant and equipment, net	39,853	42,595
Land use rights, net	9,670	9,711

Other assets:
Distribution fees, net	8,679	9,399
Intangible assets, net	3,021	3,195
Goodwill	332	332
Due from related party	2,920	2,791
Deposits and other assets	-	390
Total other assets	14,952	16,107
Total assets	$86,207	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities:
Short term loans	$5,912	$9,849
Accounts payable	19,995	21,389
Senior convertible debt	-	20,679
Accrued liabilities	4,035	3,848
Notes payable	19,196	17,747
Advances from customers	9,092	7,139
Taxes payable	1,352	1,266
Due to related party	14,273	7,121
Other payables	2,857	3,094
Total current liabilities	76,712	92,132

Long term liabilities:
Senior convertible debt	20,679	-
Accrued liabilities and others	855	745
Total long term liabilities	21,534	745
Total liabilities	98,246	92,877

Commitments and contingencies

Equity (Deficiency)
Common stock, no par value; 800 million shares authorized;
460,212,950 and 461,395,508 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	244,305	244,368
Accumulated other comprehensive income	1,668	1,655
Accumulated deficit	(258,416)	(250,000)
Total ZAP shareholders' equity (deficiency)	(12,443)	(3,977)
Non-controlling interest	404	2,096
Total equity (deficiency)	(12,039)	(1,881)
Total liabilities and equity (deficiency)	$86,207	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2015	2014	2015	2014

Net sales	$5,356	$7,588	$13,718	$14,409
Cost of goods sold	(5,627)	(7,567)	(14,501)	(15,359)
Gross profit (loss)	(271)	21	(783)	(950)

Operating expenses:
Sales and marketing	(890)	(746)	(1,882)	(1,480)
General and administrative	(2,770)	(2,377)	(4,649)	(4,440)
Research and development	(1,070)	(74)	(1,683)	(260)
Total operating expenses	(4,730)	(3,197)	(8,214)	(6,180)

Loss from operations	(5,001)	(3,176)	(8,997)	(7,130)

Other income (expense):
Interest expense, net	(674)	(998)	(1,435)	(1,873)
Other income	198	300	279	423
Total income (expense)	(476)	(698)	(1,156)	(1,450)
Loss before income taxes	(5,477)	(3,874)	(10,153)	(8,580)
Income tax benefit (expense)	-	3	-	(301)
Net loss	$(5,477)	$(3,871)	$(10,153)	$(8,881)
Less: loss attributable to non-controlling interest	1,930	1,103	3,614	2,737
Net loss attributable to ZAP’s common shareholders	$(3,547)	$(2,768)	$(6,539)	$(6,144)

Net loss	$(5,477)	$(3,871)	$(10,153)	$(8,881)
Other comprehensive income (loss)
Foreign currency translation adjustments	83	2	129	(116)
Total comprehensive loss	(5,394)	(3,869)	(10,024)	(8,997)
Less: Comprehensive loss attributable to non-controlling interest	1,930	1,102	3,511	2,794
Comprehensive loss attributable to ZAP	$(3,464)	$(2,767)	$(6,513)	$(6,203)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	460,213	365,252	460,448	333,712

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,153)	$(8,881)
Adjustments to reconcile net loss to cash (used in) operating activities:
Stock-based employee compensation	37	114
Depreciation and amortization	4,198	4,176
Provision for (recovery of) doubtful accounts	533	(34)
Changes in inventory reserve	(89)	(454)
Gain from disposal of equipment	(6)	(6)
Deferred tax provision	-	302
Amortization of debt discount	-	268
Changes in assets and liabilities:
Notes receivable	78	184
Accounts receivable	428	657
Inventories	933	(1,957)
Due from related parties	(115)	2,273
Prepaid expenses and other assets	(155)	(193)
Accounts payable	(1,311)	(2,059)
Accrued liabilities	267	(438)
Taxes payable	82	(851)
Advances from customers	1,880	293
Due to related parties	7,090	4,250
Other payables	(535)	(327)
Net cash provided by (used in) operating activities	3,162	(2,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(92)	(644)
Proceeds from disposal of equipment	17	16
Net cash flows used in investing activities	(75)	(628)

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$(386)	$(1,071)
Proceeds from equity investment	-	1,900
Proceeds from notes payable	14,631	16,232
Proceeds from short term loans	1,146	5,173
Repayment of convertible bonds	(100)	-
Repayments of notes payable	(13,355)	(15,682)
Payments on short term loans	(5,162)	(5,345)
Net cash (used in) provided by financing activities	(3,226)	1,207
Effect of exchange rate changes on cash and cash equivalents	32	(16)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107)	(2,120)
CASH AND CASH EQUIVALENTS, beginning of period	238	2,629
CASH AND CASH EQUIVALENTS, end of period	$131	$509

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$602	$795
Cash paid during period for income taxes	$-	$2
Non-cash transaction:
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	$100	$-
Issue 61 million shares of common stock for acquisition of IPR and Distribution right for Minxan and CNG products	$-	$5,969
Issue 6,439,552 shares of common stock to pay interest payable	$-	$639
Issue 7,970,983 share of common stock to redeem Convertible bond	$-	$600
Issue 17,819,783 share of common stock to pay outstanding balance due to related party	$-	$968

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ZAP was incorporated in California in September, 1994 (together with its subsidiaries, the “Company” or “ZAP Group”).  ZAP Group markets electric, alternative energy, and fuel efficient automobiles and commercial vehicles, motorcycles and scooters, and other forms of personal transportation. The Company’s business strategy is to develop, acquire, and commercialize electric vehicles and electric vehicle power systems which the Company believes have fundamental practical and environmental advantages over available internal combustion modes of transportation and that can be produced commercially on an economically competitive basis.

In pursuit of a manufacturing plant and a partner with an existing product line, a distribution and customer support network in China, and experience in vehicle manufacturing, ZAP acquired a majority of the outstanding equity in Zhejiang Jonway Automobile Co., Ltd. (“Jonway Auto”). The Company believes its 51% acquisition of Jonway Auto will enable it to access the rapidly-growing Chinese market for electric vehicles (“EV”) and to expand its EV business and distribution network around the world. The Company also believes Jonway Auto’s ISO 9001 certified manufacturing facility provides the competitive production capacity and resources to support production of ZAP Group’s new line of electric SUV, minivan, and Neighborhood EV (“NEV”).

Jonway Auto is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (“the PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Alex Wang (the son of Wang Huaiyi) and Wang Xiaoying (the daughter of Wang Huaiyi and all three individuals collectively referred to as the “Wang Family”).

ZAP has a wholly owned subsidiary, ZAP Hong Kong, a Hong Kong limited company. ZAP Hong Kong was established in 2011 as a wholly foreign owned enterprises (“WOFE”) and has no operation since incorporated. Jonway Auto established three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd., focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd., focusing on minivan marketing and distribution in China, and Taizhou Vehicle Leasing Co., Ltd., focusing on the vehicle leasing business in Taizhou.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our current liabilities exceeded the current assets by approximately $55.0 million and our equity deficiency was $12.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Management projects that we have sufficient funds to meet our working capital requirements and debt obligations as they become due based on the above considerations. However, these projections are based on the demand of our EV products, economic conditions, the overall sales trends in the automobile industry in China and on our operating results not continuing to deteriorate and our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the quarter ended June 30, 2015 have been prepared on a going concern basis.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

As of June 30, 2015, we were approved up to an aggregate of $16.4 million of a credit line, with the credit exposure of $6.08 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway Auto. As of June 30, 2015, the credit exposure of $6.07 million has been used. The credit line expires in March 2016.

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line expired as of January 2015. In June 2015, we were approved for up to an aggregate of $7.6 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.8 million. As of June 30, 2015, the credit line has been fully used. The credit line expires in April 2016.

In March 2014, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China (“ICBC”) with credit exposure of $5.4 million. This credit line expires in March 2017. As of June 30, 2015, a credit exposure of $4.1 million has been used.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through June 30, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016, as of July 30th, 2015 (see Note 7).

We will require additional capital immediately to support the working capital requirements for the current sales orders in the pipeline and to meet the delivery of the backlog as well as to support our current operations.  In particular, we require additional capital to continue development of our electric vehicle business, produce new models to compete in the market, and to continue to strengthen our dealer network to support EV channels and after-sale service centers and expanding our market initiatives.  We also require financing of the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute our business plan and pursue our efforts in the research and development of advanced technology vehicles, the electric and other fuel efficient vehicles.

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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. Wang Gang (Alex Wang), the Co-Chief Executive Officer (“Co-CEO”) and Jonway Group plans to inject additional capital through ZAP to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline. Mr. Wang and Jonway Group have injected $2.64 million and $1.85 million in June and July 2015, respectively.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

 The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries. Jonway Auto and ZAP Hong Kong for the six months ended June 30, 2015 and the year ended December 31, 2014 and are prepared in accordance with both generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management considers subsidiaries to be companies that are over 50% controlled. Intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou and our 50% interest in Shanghai Zapple using the equity method of accounting because we have significant influence but not control. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on April 15, 2015.

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

Revenue Recognition

The Company records revenues for non-Jonway Auto sales when all of the following criteria have been met:

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

 The Company records revenues for Jonway Auto sales only upon the occurrence of all of the following conditions:

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

Fair Value of Financial Instruments

Accounting Standards Update (“ASU”) 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to use observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:
Inputs other than quoted prices in active markets that is directly or indirectly observable. The carrying value of the senior convertible debt (see Note 7), which approximates fair value, is influenced by interest rates and our stock price, and is determined by prices for the convertible debts observed in market trading, which are Level 2 inputs.

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

	June 30, 2015	December 31, 2014

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$1=RMB 6.0888	$1=RMB 6.1460

Amounts included in the statements of operations and cash flows	$1=RMB 6.1088	$1=RMB 6.1457

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year to December 15, 2017. Management is evaluating the impact, if any, of this ASU on the Company’s financial position, results of operations and cash flows.

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

NOTE 4 – INVENTORIES, NET

Inventories, net are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014

Work in Process	$1,914	$3,054
Parts and supplies	2,868	3,601
Finished goods	4,128	3,105
	8,910	9,760
Less - inventory reserve	(1,301)	(1,380)
Inventories, net	$7,609	$8,380

Changes in the Company’s inventory reserve during the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Balance, beginning of period	$1,380	$1,981
Current provision for Jonway Auto	(78)	251
Current recovery for inventory ZAP, net	(1)	(852)
Balance, end of period	$1,301	$1,380

NOTE 5 - DISTRIBUTION AGREEMENTS

Distribution agreements are presented below (in thousands):

	June 30, 2015	December 31, 2014

Better World Products - related party	$2,160	$2,160
CNG Products	1,000	1,000
Jonway Products	14,400	14,400
	17,560	17,560
Less: amortization and impairment	(8,881)	(8,161)
	$8,679	$9,399

Amortization expenses related to these distribution agreements for the three and six months ended June 30, 2015 and 2014 was $360,000 and $360,000, $720,000 and $720,000, respectively.  Amortization is based over the term of the agreements. As of December 31, 2014, the company recognized an impairment loss of $5.0 million for the distribution right of CNG Products. No impairment loss was recorded for the three and six months ended June 30, 2015 and 2014. The estimated future amortization expense is as follows (in thousands):

12 months ended June 30,
2016	$1,540
2017	1,540
2018	1,540
2019	1,540
2020	1,540
Thereafter	979
Total	$8,679

NOTE 6 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In March 2014, the Company has obtained up to an aggregate of $16.4 million of credit line with the credit exposure of $6.08 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. In March 2014, Jonway Auto borrowed one year short-term loan of $1.0 million. The annual interest rate is 7.08% and the loan is due in March 2015. The company early settled the loan in December 2014. The company borrowed a one year short term loan in December 2014 of $0.99 million at an annual interest rate of 6.69% with expiration date in December 2015. We have also drawn down $10.6 million in the form of notes payable as of June 30, 2015. Except for a note payable utilizing the credit exposure of $5.08 million, we deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes are due from July, 2015 to March, 2016.  As of June 30, 2015, the credit exposure of $6.07 million has been used. The credit line expires in March 2016.

In March 2014, we were approved up to an aggregate of $5.4 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of June 30, 2015, the total outstanding loan under this credit line was $4.9 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.9%.  The loans are due in various dates from July 2015 to June 2016. As of June 30, 2015, a credit exposure of $4.1 million has been used, and $1.3 million was still available for use. The credit line expires in March 2017.

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from China Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line was guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right at the carrying value of $2.1 million. This credit line expired as of January, 2015. In June 2015, we were approved for up to an aggregate of $7.56 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.78 million. The credit line expires in April 2016. As of June 30, 2015, $7.56 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.78 million.  In July 2014, the Company borrowed an 11 months short-term loan of $1.2 million at interest rate of 7.2%. The loan was repaid when due in June 2015. As of June 30, 2015, the credit exposure of $3.77 million has been used.

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed, and expired in January, 2015. This credit line was guaranteed by related parties. As of December 31, 2014, the total outstanding loans from Taizhou Bank under this credit line were $1.1 million. The loans were extended and due separately in February and April 2015, respectively, and have been settled February 2015. There was no loan outstanding as of June 30, 2015.

Short term loans

Short term loans as of June 30, 2015 and December 31, 2014 are presented below (in thousands):

		June 30, 2015	December 31, 2014

Loan from CITIC bank	(a)	$985	$976
Loan from ICBC	(b)	4,927	6,484
Loan from China Everbright Bank	(c)	-	1,220
Loan from Taizhou Bank	(d)	-	1,139
Loan from Pay-Ins Prem		-	30
		$5,912	$9,849

(a)
In December 2014, the company borrowed a one year short term loan of $0.98 million from CITIC at the annual interest rate of 6.69%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.5 million as of June 30, 2015 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

(b)
In April 2014, the Company borrowed a one year short-term loan from ICBC of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate was 6%. The loan was repaid when due in April 2015. In June 2014, the Company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.26%. The loan was repaid when due in June 2015. In August 2014, the Company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.92%, the loan has been fully repaid in July 2015. In September 2014, the Company borrowed a 6-month short-term loan from ICBC of $0.8 million at the annual interest rate of 5.04%. The loan of $0.8 million has been paid when due in March, 2015. In October 2014, the Company borrowed $1.48 million of a short term loan from ICBC. The loan will expire in October 2015 and the annual interest rate is 6.6%. The Company borrowed a one year short term loan of $1.15 million in November 2014 at an annual interest of 6.6%. In March 2015, the Company borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.6%. In June 2015, the Company borrowed a one year short-term loan of $0.33 million from ICBC at an annual interest rate of 6.07%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.28 million with ICBC and $0.82 million of restricted cash was deposited of June 30, 2015.

In July 2015, the company borrowed a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.62%.

(c)
In July 2014, the company borrowed an 11 months short-term loan of $1.2 million from China Everbright Bank at the annual interest rate of 7.2%. The loan was guaranteed by the shareholder Wang Huaiyi, and secured by a building and land use right with a carrying value of $2.1 million. The loan has been fully repaid in June 2015 upon maturity.

(d)
In August 2014, the company borrowed a short-term loan from Taizhou Bank of $0.3 million at the annual interest rate of 8.93% which was due in February 2015 and repaid when due. In October 2014, the company borrowed $0.81 million from Taizhou Bank at an annual interest rate of 8.496%. The loan expired in April 2015 and was settled early in February 2015.

The weighted average interest rates were 6.55% and 7.45%, and 6.73% and 7.20% for the three and six months ended June 30, 2015 and 2014 respectively.

Bank acceptance notes

 As of June 30, 2015, the Company has bank acceptance notes payable in the amount of $19.2 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these banks in order to ensure future credit availability. As of June 30, 2015, the restricted cash for the notes was $10.3 million.

 Bank acceptance notes are presented below (in thousands):

		June 30, 2015	December 31, 2014

Bank acceptance notes payable to China Everbright Bank	(a)	$7,555	$11,372
Bank acceptance notes payable to Taizhou Bank	(b)	498	651
Bank acceptance notes payable to CITIC Bank	(c)	10,608	5,723
Bank acceptance notes payable to China Merchants Banks	(d)	328	-
Bank acceptance notes payable to Shanghai Pudong Development bank	(e)	207	-
		$19,196	$17,747

(a)
Notes payable to China Everbright bank have various maturity dates in December 2015. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

(b)	Notes payable to Taizhou bank will be due in December 2015. The Company is required to maintain cash deposits at 100% of the notes payable with the bank.

(c)
Notes payable to CITIC bank will be due from July 2015 to March 2016.  Except for the note payable utilizing credit exposure of $5.08 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability. In July 2015, the company repaid the note payable of $5.0 million upon maturity.

(d)	Notes payable to China Merchants Bank have various maturity dates from September 2015 to October 2015. The company is required to maintain cash deposits at 100% of the notes payable with the bank.

(e)
Notes payable to Shanghai Pudong Development Bank will be due in October 2015. The company is required to maintain cash deposits at 100% of the notes payable with the bank. In July 2015, the company issued a note payable of $94,000 with 100% cash deposits.

NOTE 7 - SENIOR CONVERTIBLE DEBT - CEVC Note

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with CEVC, a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., and a Cayman Islands exempted limited partnership (“Cathaya”).  Prisilla Lu is a managing partner of Cathaya and a director of CEVC.

Pursuant to the Agreement, (i) CEVC purchased from the Company a Senior Secured Convertible Note (the “Note”) in the principal amount of $19 million, as amended; (ii) the Company issued to CEVC a warrant (the “Warrant”) exercisable for two years for the purchase up to 20 million shares of the Company’s Common Stock at $0.50 per share, as amended;  (iii) the Company, certain investors and CEVC entered into an Amended and Restated Voting Agreement that amended and restated that certain Voting Agreement, dated as of August 6, 2009 that was previously granted to Cathaya Capital L.P.; (iv) the Company, certain investors and CEVC entered into an Amended and Restated Registration Rights Agreement that amended and restated that certain Registration Rights Agreement, dated as of August 6, 2009, that was previously granted to Cathaya Capital L.P which grants certain registration rights relating to the Note and the Warrant; and (v) the Company and CEVC entered into a Security Agreement that secures the Note with all of the Company’s assets other than those assets specifically excluded from the lien created by the Security Agreement.

The note is convertible upon the option of CEVC at any time, into (a) shares of Jonway Auto capital stock owned by ZAP at a conversion rate of 0.003743% of shares of Jonway Auto capital stock owned by ZAP for each $1,000 principal amount of the Note being converted; or (b) shares of ZAP common stock at a conversion rate of 4,435 shares of common stock for each $1,000 principal amount of the Note being converted.

In July 2015, this convertible note was extended until December 31, 2016. Interest accrued at 8% per annum until the original maturing date of February 12, 2012. According to Accounting Standard Codification (“ASC”) 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note bears a market interest rate at 8%. With the new extension, the principal of $20.7 million has the same conversion terms to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company is required to pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to the Additional Interest accrued during such fiscal quarter divided by the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note were amended for the change of the terms of conversion and for the extension of the maturity date until December 31, 2016.

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

NOTE 8 – SEGMENT REPORTING

Operating Segments

In accordance with ASC 280, the Company has identified three reportable segments consisting of Jonway Auto, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Auto segment represents sales of the gas fueled Jonway Auto A380 three and five-door sports utility vehicles, EV minivan and EV SUVs and spare parts principally through distributors in China. The ZAP Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Co-CEOs and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	ZAP Hong Kong	Total

For the three months ended June 30, 2015
Net sales	$5,331	$25	$-	$5,356
Gross profit (loss)	$(278)	$7	$-	$(271)
Depreciation and amortization	$1,455	$651	$-	$2,106
Net profit (loss)	$(4,023)	$(1,454)	$-	$(5,477)
Total assets	$67,925	$18,273	$9	$86,207

For the three months ended June 30, 2014
Net sales	$7,240	$348	$-	$7,588
Gross profit (loss)	$(74)	$95	$-	$21
Depreciation and amortization	$1,428	$656	$-	$2,084
Net loss	$(2,252)	$(1,619)	$-	$(3,871)
Total assets	$82,487	$24,357	$139	$106,983

For the six months ended June 30, 2015
Net sales	$13,517	$201	$-	$13,718
Gross profit (loss)	$(865)	$82	$-	$(783)
Depreciation and amortization	$2,890	$1,308	$-	$4,198
Net loss	$(7,294)	$(2,859)	$-	$(10,153)
Total assets	$67,925	$18,273	$9	$86,207

For the six months ended June 30, 2014
Net sales	$13,974	$435	$-	$14,409
Gross profit (loss)	$(1,066)	$116	$-	$(950)
Depreciation and amortization	$2,864	$1,312	$-	$4,176
Net loss	$(5,585)	$(3,296)	$-	$(8,881)
Total assets	$82,487	$24,357	$139	$106,983

Customer information

Approximately 99.6% or $5.3 million of our revenues for the three months ended June 30, 2015 are from sales in China.  Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with none customer contributing over 10% of our consolidated revenue. Approximately 95.4% or $7.2 million of our revenues for the three months ended June 30, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with no customer contributing to more than 10% of our consolidated revenue.

Approximately 98.5% or $13.5 million of our revenue for the six months ended June 30, 2015 are from sales in China. Jonway Auto distributes its products to an established network of over 65 factory level dealers in China with none customer contributing over 10% of our consolidated revenue. Approximately 97.0% or $14.0 million of our revenue for the six months ended June 30, 2014 are from sales in China. Jonway Auto distributed its product to an established network of over 45 factory level dealers in China with one customer contributing 14% of our consolidated revenue.

Supplier information

For the three months ended June 30, 2015 and 2014, approximately 100% or $5.6 million and 99% or $7.6 million of the consolidated cost of goods sold were purchased in China. For the three months ended June 30, 2015, Zhejiang Changxing Tianneng Power Co. Ltd accounted for 11% of the total purchase. For the three months ended June 30, 2014, and Haerbin Dongan Auto, Engine Manufacturing Co., Ltd. accounted for 29% of the total purchase. For the six months ended June 30,2015 no vendors contributed to over 10% of our purchase. For the six months ended June 30, 2014, Haerbin Dongan Auto Engine Manufacturing Co.,Ltd accounted for 21% of our total purchase.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amount due from related parties are as follows (in thousands):

	June 30, 2015	December 31, 2014

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co.,Ltd	$1,321	$1,427
JAZ	1,291	1,311
Jonway Motor Cycle	176	53
Jonway EV selling Ltd.	132	-
	$2,920	$2,791

Amount due to related parties are follows (in thousands):

	June 30, 2015	December 31, 2014

Jonway Group	$9,950	$2,648
Jonway Economy and Trade Co., Ltd.	1,517	-
Jonway Motor Cycle	64	64
Taizhou Huadu	764	652
Shanghai Zapple	37	37
Mr. Wang	326	146
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co., Ltd.	-	2,306
Zhejiang Jonway Painting Co., Ltd.	388	472
Cathaya Operations Management Ltd.	728	297
Cathaya Management Ltd.	350	350
	$14,273	$7,121

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway Auto short term bank facilities from China-based banks. Jonway Auto made such purchase from Jonway Group for a total of $1,299,000 and $390,000 for the six months ended June 30, 2015 and 2014, respectively. Jonway Auto made such purchase from Jonway Group for a total of $544,000 and $168,000 for the three months ended June 30, 2015 and 2014, respectively.

Jonway Auto Agreement with Zhejiang UFO

Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway Auto dated as of January 1, 2006, Zhejiang UFO has authorized Jonway Auto to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006.

According to the contract, Jonway Auto shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway Auto assembles in the Sanmen Branch every year, at the following rates (historical exchange rate):

The first 3,000 vehicles	$44 per vehicle

Vehicles from 3,001 to 5,000	$30 per vehicle

Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway Auto, has certain non-controlling equity interests in Zhejiang UFO.

NOTE 10 - SHAREHOLDERS’ EQUITY

Common stock

2015 ISSUANCES

On February 11, 2015, the cancellation of 1,182,558 shares of common stock was processed to pay back the proceeds from convertible notes, and a partial repayment representing a principal reduction of $100,000 and $8,433 of interest was paid on the Company’s outstanding convertible bond held by Yung. The balance of the outstanding note issued to Korea Yung was 5,912,786 after the payment and cancellation of shares in February, 2015. Yung is allowed to engage in open market sales of the shares through June 30, 2015. In the event the gross proceeds realized from the sale of the shares by Yung is greater than the principal and interest due on the bond as of the maturity date, Yung will be entitled to retain all proceeds. If the proceeds from the sale of shares are less than the principal and interest due on the bond as of the maturity date, ZAP will pay the shortfall to Yung in cash within five business days of written notice from Yung. In the event that on June 30, 2015, Yung holds unsold shares and there is an unpaid balance remaining on the bond, ZAP will repurchase from Yung all of the unsold shares at the price they were issued to Yung.

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

On December 31, 2014, the company issued 10,915,748 shares and 2,666,666 shares at $0.06 per share to Alex Wang, the Co-CEO of the company and an individual for the cash advance of $654,945 and $160,000 respectively. The cash advance provided working capital to finance the operations of the company.

Stock-based Compensation

The Company has stock compensation plans for employees and directors. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument.

In June 2015, the Company granted 200,000 restricted shares to Michael Ringstad in lieu of salary compensation and also for his acceptance for the position of Interim CFO. The stock was set at average of last 30 trading days, and the vesting period is for a period of 3 years from the date of grant. Michael Ringstad cannot sell the shares within 6 months from the date of grant and the Company retains the right to buy back the shares at any time at the market price. $658 was charged to general and administrative expense for three and six months ended June 30, 2015.

NOTE 11 – LITIGATION

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500  as of June 30, 2015.  In 2013, Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.

NOTE 12– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties and related parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.4 million at June 30, 2015. The guarantees expire at variance dates from December 2015 to December 2019. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pudong Development Bank to secure a bank loan of $1.8 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at June 30, 2015 was $566,000.

NOTE 13 – SUBSEQUENT EVENTS

It has been agreed by Mr. Wang and Jonway Group that the $2.64 million injected into ZAP by them in June and $1.85 million in July 2015 will be converted into ZAP shares during the third quarter of 2015 in accordance with the terms of a Binding Letter of Commitment in Equity Investment in ZAP dated February 14, 2014 and addendum dated May 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This quarterly report including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to successfully integrate acquired subsidiaries, particularly Jonway Auto, into our company and business;

•	our ability to maintain effective disclosure controls and procedures;

•	our limited operating history, particularly of ZAP and Jonway Auto on a consolidated basis;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	changes in our business plan and corporate strategies; and

•	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Annual Report on Form 10-K under the heading “Risk Factors”.

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

In this quarterly report on Form 10-Q the term “ZAP” refers to ZAP and its subsidiaries, the term “Jonway Auto” refers to Zhejiang Jonway Automobile Co. Ltd., of which ZAP owns 51% of the equity shares, “ZAP Jonway” refers to both ZAP and Jonway Auto on a consolidated basis, and “we,” “us” and “our” refer to ZAP or ZAP Jonway, as the context indicates.

Recent Developments

On April 10, 2015, ZAP received notification from USPS that ZAP has been selected as one of the pre-qualified companies to participate in the USPS Federal Business Opportunity (“FBO”) RFP.  In January 2015, USPS had issued a new request for response to its FBO for its Next Generation Delivery Vehicle (NGDV) Program.  ZAP submitted a new proposal based on new guidelines for a complete new USPS delivery truck designed to use clean energy and environmentally friendly technologies.  ZAP’s proposal submitted for this new USPS NGDV Program has been accepted for consideration.  As one of the pre-qualified companies, ZAP will proceed with detailed response to the RFP, and undergo trial for the product proposed.  This trial is anticipated to last for more than one year.

The principal activities of Jonway Auto until recently were the production and sales of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.  Over the past several years, Jonway Auto continued the production and sales of its gasoline model SUV and minivan, while developing and ramping production of its EV product line. Jonway Auto received type approval of its EV SUV and EV certification of its manufacturing facility from the Chinese government.  It also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power, and the other with lead acid batteries, intended for lower speed and shorter range.  Jonway Auto began production on a new NEV, the “Urbee”, in 2014.  The primary market for the Urbee is the growing aging and young adult population in China that generally do not hold a driver’s license.

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

ZAP Group believes these incentives, combined with the elimination of sales tax, consumer tax, and license plate registration fees on full electric vehicles (which can total more than US$20,000 for gas vehicles in some cities like Shanghai), are creating a strong economic incentive for the purchase of electric vehicles and a substantial market opportunity for Jonway Auto’s new EV SUV and EV minivan product line. Jonway Auto’s EV SUV and EV minivan have been reconfigured with smaller engines to support lower power consumption. The EV SUV has a 20kwatt (40kwatt peak) engine. The EV minivan which is a much lighter vehicle has a 13.5kwatt engine. These newly reconfigured EVs adapted to maximize range at optimal speeds are available for mass production in the first half of 2015.

ZAP and Jonway Auto are focused on the EV fleet markets in China. With the recent reinforced subsidies and requirements for government entities to purchase full electric vehicles, the Company believes Jonway Auto’s new EV SUV is particularly suited for use by government officials and personnel.  Jonway Auto’s SUV currently has an advantage in China because most auto companies to date have focused primarily on producing small electric sedans, some with only two seats that are not very practicable for use by government officials on a daily basis. Jonway Auto’s SUV is a larger 5-person vehicle with comfortable seating and legroom.

Jonway Auto’s EV minivan is well-positioned for government city utility and maintenance transportation and service. The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China. This EV minivan comes in both lithium battery configuration which is eligible for government subsidies as well as lead acid version which is much cheaper but is not eligible for subsidy. Currently, the Jonway Auto has received over 10,000 orders from two major customers for Jonway Auto’s type approved EV minivan.  5,000 orders from a joint venture partner of the state owned automobile company, also known as a top automobile company in China; and another 5,000 orders from a joint venture partner of the holding company of the largest metering company in China that manufactures smart electric, gas and water meter in China.  Both orders expect the deliveries to be completed before the end of the year.  This capacity requires working capital that is currently beyond the Company’s ability to produce and deliver and the Company is seeking alternative financing to support the working capital requirements for these orders.  Additional to these orders, Jonway Auto’s existing dealership networks also have requested delivery of the EV minivan and EV SUVs but due to strain on working capital, Jonway Auto has not accepted any additional orders of either product at this point. Jonway Auto began to focus its business on EV over the last year and its manufacturing plant has been modified to support mass production of several full electric vehicle models this year.  With the urgent priority to provide multiple manufacturing EV production lines to support multiple models of EVs, Jonway Auto reduced its resource investment in the traditional gasoline vehicle products and cut back on funding the sales and marketing of its gasoline SUV and gasoline minivans. This resulted in turnover of many of the dealership networks that are currently not focusing on selling EVs.  The overall dealership network has shrunk over the last year and the plan is to re-establish new dealership networks in regions with EV subsidies and EV market demands.

Jonway Auto has reorganized to support the ramp up of electric vehicle production and realigned its resources to support sales and marketing to fleet markets and large clients, including to leasing companies and government organizations in the major cities. Last year was a major transition year for Jonway Auto, where there was an intentional slowdown in gasoline vehicle production and sales, while Jonway Auto redirected its manufacturing and sales and marketing groups to support the mass rollout of its EVs, starting with the Urbee for city commuters.

The combined companies’ new EV product lines now include the A380 SUV EV, minivan EV, and the Urbee. Both the EV SUV and EV minivan products leverage the production moldings and the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles.  The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans occured in the first half of 2015.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	-105.1%	-99.7%	-105.7%	-106.6%
Operating expenses	-88.3%	-42.1%	-59.9%	-42.9%
Loss from operations	-93.4%	-41.9%	-65.6%	-49.5%
Net loss attributable to ZAP	-66.2%	-36.5%	-47.7%	-43.0%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway Auto since the date of ZAP’s acquisition of 51% of the equity shares of Jonway Auto on January 21, 2011.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 were $5.4 million as compared to $7.6 million for the three months ended June 30, 2014.

Jonway Auto’s revenue for the three months ended June 30, 2015 decreased by $1.9 million from $7.2 million for the quarter ended June 30, 2014 compared to $5.3 million for the quarter ended June 30, 2015. The sales volume decreased because the Company intentional slowdown in traditional gasoline vehicle production and sales, and the new Urbee, EV SUV and EV minivan products are still in the beginning stage of market development. The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans occured in the first half of 2015. Urbee sales contributed $2.5 million for the three months ended June 30, 2015.

Gross profit (loss) decreased by $292,000 from a gross profit of $21,000 for the three months ended June 30, 2014 to a gross loss of $271,000 for the three months ended June 30, 2015.   Our margins decreased from 0.28% to (5.07)%.

Jonway Auto’s gross loss increased by $204,000 from a gross loss $74,000 for the three months ended June 30, 2014 to a gross loss of $278,000 for the three months ended June 30, 2015. The sales volume for both SUV and minivan dropped in comparing with last year but the launch of the Urbee, a low speed electric vehicle generated contributions to the company’s sales for the three months ended June 30, 2015.

Sales and marketing expenses increased $0.14 million from $0.75 million for the three months ended June 30, 2014, to $0.89 million for the three months ended June 30, 2015.  The percentage of sales and marketing expense to net sales increased from 13.7% for the three months ended June 30, 2014 to 16.7% for the three months ended June 30, 2015 due to the decrease in net sales.

General and administrative expenses increased by $393,000 from $2.38 million for the quarter ended June 30, 2014 to $2.77 million for the quarter ended June 30, 2015. It was due to the increase of bad debt provision.

Research and development expenses increased by $1.0 million from $0.07 million for the three months ended June 30, 2014 to $1.07 million for the three months ended June 30, 2015. The Company increased research and development expense on new EV products.

Interest expense, net decreased $0.33 million, from $1.0 million in the second quarter of 2014 to $0.67 million in the second quarter of 2015. In the second quarter of 2015, the amortization of the previous year’s discount on the convertible debt was lower and we are incurring interest on our notes and short term borrowings.

Other income decreased by $102,000 from $300,000 for the three months ended June 30, 2014 to $198,000 for the three months ended June 30, 2015. The decrease of other income is due to the reversal of recall liability in the second quarter of 2014. The recall deadline expired the end of April 2014.

Net loss for the three months ended June 30, 2015 was $5.5 million compared to $3.9 million loss for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net sales decreased by $0.7 million to $13.7 million for the six months ended June 30, 2015 from $14.4 million in June 30, 2014.

Jonway Auto’s revenue for the six months ended June 30, 2015 decreased by $0.5 million from $14.0 million for the six months ended June 30, 2014 to $13.5 million for the six months ended June 30, 2015. The sales volume increased due to  the following factors: (i) less SUV models were launched into market by China-based auto makers, which intensified the competition; (ii) the sales volume of minivans decreased because the company intended to withdraw from the gasoline market of this segment and focused on the electric vehicle; (iii) Jonway Auto’s upgraded A380 did not launch into market in time to compete with these competitors; (iv) the new Urbee and EV products are still in the beginning stage of market development; (v) increasing oil prices in China affected customer demand; and (iv) China’s overall economic condition worsened compared to the same period in 2014.

Sales of consumer products decreased in the first six months of 2015 by $0.24 million to $0.20  from $0.44 million in the first six months of 2014.

Gross loss decreased by $0.2 million from $(1.0) million for the six months ended June 30, 2014 to $(0.8) million for the six months ended June 30, 2015.

Jonway Auto’s gross loss decreased by $0.2 million from $(1.1) million for the first six months of 2014 to $(0.9) million for the six months ended June 30, 2015. The decrease in gross loss in the six months ended June 30, 2015 was principally related to the higher profits on the sales of Urbee. Management expects gross margin will be increased and becomes positive along with the sales of EV products with the sales growth.

In our Consumer Products segment we experienced a decrease of $34,000 in gross profits from a gross profit of $116,000 in 2014 to a gross profit of $82,000 in 2015. The decrease was due to reduced sales or our Zappy pro flex 350 to major customers carried out in the second quarter of 2015.

Sales and marketing expenses in the first six months of 2015 increased by $0.4 million from $1.5 million in 2014 to $1.9 million in 2015.  As a percentage of sales, the expense increased from 10.27% for the six months ended June 30, 2014 to 13.72% for the six months ended June 30, 2015 due to carrying out the promotion program for 1.5 liter model of SUV in the first quarter of 2015.

General and administrative expenses for the six months ended June 30, 2015 increased by approximately $0.2 million, from $4.4 million in 2014 to $4.6 million in 2015, which was principally due to the increase of bad debt provision in the second quarter of 2015.

Research and development expenses increased by $1.4 million from $0.3 million in 2014 to $1.7 million in 2015. The increase was due to the introduction of Jonway Auto’s LSV line of 2 door and 4 door vehicles and research and development on new EV product.

Interest expense, net decreased by $0.5 million from an interest expense of $1.9 million for the first six months of 2014 to interest expense of $1.4 million in the six months ended June 30, 2015. The decrease was due to repayment of convertible notes and bank acceptance notes.

Other income decreased $0.1 million from $0.4 million for the first six months of 2014 to other income of $0.3 million for the first six month of 2015. The decrease was due to the reduction of scrap sales and the reversal of recall liability in the second quarter of 2014.

Net loss for the six months ended June 30, 2015 was $10.2 million compared to $8.9 million loss for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

As of June 30, 2015, our current liabilities exceeded the current assets by approximately $55.0 million and our equity deficiency was $12.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Management projects that we have sufficient funds to meet our working capital requirements and debt obligations as they become due based on the above considerations. However, these projections are based on the demand of our EV products, economic conditions, the overall sales trends in the automobile industry in China and on our operating results not continuing to deteriorate and our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the quarter ended June 30, 2015 have been prepared on a going concern basis.

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

As of June 30, 2015, we were approved up to an aggregate of $16.4 million of a credit line, with the credit exposure of $6.08 million from the Sanmen Branch of CITIC Bank through Jonway Auto. As of June 30, 2015, the credit exposure of $6.07 million has been used. The credit line expires in March 2016.

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line expired as of January 2015. In June 2015, we were approved for up to an aggregate of $7.6 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.8 million. As of June 30, 2015, the credit line has been fully used. The credit line expires in April 2016.

In March 2014, we were approved up to an aggregate of $5.4 million of a credit line from Industrial and Commercial Bank of China with credit exposure of $5.4 million. This credit line expires in March 2017. As of June 30, 2015, a credit exposure of $4.1 million has been used.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through June 30, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation has renewed the convertible note with an extension through December 31, 2016, as of July 30th, 2015.

In addition, Jonway Auto is cutting back on the number of gasoline SUV models in order to reduce the overhead costs of carrying too many different gasoline versions.  Jonway Auto will focus on its high volume lower cost gasoline model priced at around $10,000, replacing its 1.6 liters gasoline model with a more cost effective and efficient 1.5 liter engine model.  This will be Jonway Auto’s mainstream gasoline model.

The goal of the Company is to become cash flow positive by the end of 2015 by producing and selling vehicles at a target  rate of a few thousand EV’s per month on average with at least a few hundred SUVs or minivans per month, combining the delivery of both EVs and gasoline versions of the models. The Company’s strategy for achieving this goal is to leverage the volume sales orders from the current major customers and support the continuing demand from the market for Urbees to drive down the cost of production in the factory for EVs and to substantially absorb the overhead of the factory.  The Company believes mass production ramp up of the Urbees will help streamline the EV manufacturing process, provide a good training ground for the production engineers, and pave the way for volume production of the more sophisticated EV products of minivan and EV SUVs.

We will require additional capital immediately to support the working capital requirements for the current sales orders in the pipeline and to meet the delivery of the backlog as well as to support our current operations.  In particular, we require additional capital to continue development of our electric vehicle business, produce new models to compete in the market, and to continue to strengthen our dealer network to support EV channels and after-sale service centers and expanding our market initiatives.  We also require financing of the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute our business plan and pursue our efforts in the research and development of advanced technology vehicles, the electric and other fuel efficient vehicles.

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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. Wang Gang, the Co-Chief Executive Officer and Jonway Group plans to inject additional capital through ZAP to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline. Mr. Wang and Jonway Group have injected $2.64 million and $1.85 million in June and July 2015, respectively.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500 by June 30, 2015.  In 2013 Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgement, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine safety disclosure

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(b) Exhibits.

Exhibit Number	Description
31.1/31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 14, 2015	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2015	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: August 14, 2015	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer).