Form 10-Q
period 2015-09-30
ZAP
filed 2015-11-20
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Yes  ☐   No  ☒

As of November 20, 2015, there were 578,465,159 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$90	$238
Restricted cash	9,219	10,673
Notes receivable	64	81
Accounts receivable, net	2,364	2,724
Inventories, net	8,074	8,380
Prepaid taxes	-	110
Prepaid expenses and other current assets	1,193	377
Total current assets	21,004	22,583

Property, plant and equipment, net	37,284	42,595
Land use rights, net	9,178	9,711

Other assets:
Distribution fees, net	8,319	9,399
Intangible assets, net	2,705	3,195
Goodwill	321	332
Due from related parties	2,844	2,791
Deposits and other assets	-	390
Total other assets	14,189	16,107
Total assets	$81,655	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2015	2014

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities:
Short term loans	$5,657	$9,849
Accounts payable	20,834	21,389
Senior convertible debt	786	20,679
Accrued liabilities	3,117	3,848
Notes payable	16,906	17,747
Advances from customers	7,232	7,139
Taxes payable	1,543	1,266
Due to related party	9,832	7,121
Other payables	2,695	3,094
Total current liabilities	68,602	92,132

Long term liabilities:
Senior convertible debt	20,679	-
Accrued liabilities and others	821	745
Total long term liabilities	21,500	745
Total liabilities	90,102	92,877

Commitments and contingencies

Equity (Deficiency)
Common stock, no par value; 800 million shares authorized;
578,465,159 and 461,395,508 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	251,670	244,368
Accumulated other comprehensive income	1,592	1,655
Accumulated deficit	(259,198)	(250,000)
Total ZAP shareholders' equity (deficiency)	(5,936)	(3,977)
Non-controlling interest	(2,511)	2,096
Total equity (deficiency)	(8,447)	(1,881)
Total liabilities and equity (deficiency)	$81,655	$90,996

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except per share data)
(Unaudited)

	For the Three Months ended September 30,		For the Nine months ended September 30,
	2015	2014	2015	2014

Net sales	7,154	5,220	20,872	19,630
Cost of goods sold	(7,348)	(5,840)	(21,849)	(21,200)
Gross profit (loss)	(194)	(620)	(977)	(1,570)

Operating expenses:
Sales and marketing	(909)	(1,703)	(2,791)	(3,183)
General and administrative	(2,301)	(1,448)	(6,950)	(5,888)
Research and development	(38)	(119)	(1,721)	(380)
Total operating expenses	(3,248)	(3,270)	(11,462)	(9,451)

Loss from operations	(3,442)	(3,890)	(12,439)	(11,021)

Other income (expense):
Interest expense, net	(646)	(1,124)	(2,081)	(2,998)
Other income	374	212	653	635
Total income (expense)	(272)	(912)	(1,428)	(2,363)
Loss before income taxes	(3,714)	(4,802)	(13,867)	(13,384)
Income tax benefit (expense)	-	(1)	-	(302)
Net loss	$(3,714)	$(4,803)	$(13,867)	$(13,686)
Less: loss attributable to non-controlling interest	1,055	1,390	4,669	4,127
Net loss attributable to ZAP’s common shareholders	$(2,659)	$(3,413)	$(9,198)	$(9,559)

Net loss	$(3,714)	$(4,803)	$(13,867)	$(13,686)
Other comprehensive income (loss)
Foreign currency translation adjustments	(130)	(3)	(1)	(119)
Total comprehensive income (loss)	(3,844)	(4,806)	(13,868)	(13,805)
Less: Comprehensive income (loss) attributable to non-controlling interest	1,096	1,392	4,607	4,185
Comprehensive loss attributable to ZAP	$(2,748)	$(3,414)	$(9,261)	$(9,620)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	496,392	412,700	470,777	360,632

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,867)	$(13,686)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based employee compensation	55	169
Depreciation and amortization	5,134	5,196
Amortization of distribution agreement	1,080	1,080
Provision for doubtful accounts	1,614	(15)
Changes in inventory reserve	(76)	(453)
Gain from disposal of equipment	(23)	(18)
Deferred tax expenses (benefit)	-	301
Amortization of debt discount	-	513
Changes in assets and liabilities:
Notes receivable	15	(61)
Accounts receivable	377	1,157
Inventories	99	(1,879)
Due from related parties	21	2,134
Prepaid expenses and other assets	(366)	(1)
Accounts payable	48	(2,597)
Accrued liabilities	615	(480)
Taxes payable	417	(917)
Due to related parties	1,530	5,761
Advances from customers	348	2,036
Other payables	(235)	(388)
Net cash used in operating activities	(3,214)	(2,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(307)	(1,077)
Proceeds from disposal of equipment	23	40
Net cash flows used in investing activities	(284)	(1,037)

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$1,122	$(2,315)
Repayment of convertible bonds	(100)	-
Repurchase of common stock	(407)
Proceeds from issuance of common stocks	6,167	-
Proceeds from equity investment	-	1,900
Proceeds from convertible bonds	786	-
Proceeds from notes payable	14,238	22,801
Proceeds from short term loans	2,268	8,640
Repayments of notes payable	(14,478)	(22,232)
Payments on short term loans	(6,242)	(7,404)
Net cash (used in) provided by financing activities	3,354	1,390
Effect of exchange rate changes on cash and cash equivalents	(4)	(16)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(148)	(1,811)
CASH AND CASH EQUIVALENTS, beginning of period	238	2,629
CASH AND CASH EQUIVALENTS, end of period	$90	$818

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$810	$1,152
Cash paid during period for income taxes	$-	$2
Non-cash transaction:
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	100	-
Issue 14,454,743 shares of common stock to pay interest payable	1,237
Issue 5,833,333 shares of common stock to pay outstanding management fee	350
Issue 61 million shares of common stock for acquisition of IPR and Distribution rights for Minivan and CNG products		5,969
Issue 6,439,552 shares of common stock to pay interest payable		639
Issue 7,970,983 shares of common stock to redeem Convertible bond		600
Issue 17,819,783 shares of common stock to pay outstanding balance due to related parties		968

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our current liabilities exceeded the current assets by approximately $47.6 million and our equity deficiency was $8.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Management projects that we will have sufficient funds to meet our working capital requirements and debt obligations as they become due based on the above considerations. However, these projections are based on the demand of our EV products, economic conditions, the overall sales trends in the automobile industry in China and on our operating results not continuing to deteriorate and our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the quarter ended September 30, 2015 have been prepared on a going concern basis.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

As of September 30, 2015, we were approved up to an aggregate of $15.7 million of a credit line, with the credit exposure of $5.8 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway Auto. As of September 30, 2015, the credit exposure of $5.8 million has been used. The credit line expires in March 2016.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES – continued

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line expired as of January 2015. In June 2015, we were approved for up to an aggregate of $7.2 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. As of September 30, 2015, a credit exposure of approximately $3.6 million has been used. The credit line expires in April 2016.

In March 2014, we were approved up to an aggregate of $5.2 million of a credit line from Industrial and Commercial Bank of China (“ICBC”) with credit exposure of $5.2 million. This credit line expires in March 2017. As of September 30, 2015, a credit exposure of $3.9 million has been used.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through September 30, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016, as of July 30th, 2015 (see Note 8).

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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the nine months ended September 30, 2015, Wang Gang, the Co-Chief Executive Officer (“Co-CEO”) and Jonway Group injected $5.4 million to the Company and plans to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

 The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries, Jonway Auto and ZAP Hong Kong for the nine months ended September 30, 2015 and the year ended December 31, 2014 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou and our 50% interest in Shanghai Zapple using the equity method of accounting because we have significant influence but not control. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on April 15, 2015.

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

	September 30, 2015	December 31, 2014

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$ 1=RMB 6.3638	$1=RMB 6.1460

Amounts included in the statements of operations and cash flows	$ 1=RMB 6.1735	$1=RMB 6.1457

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

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

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

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on its financial position, results of operations or cash flows.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2015	December 31, 2014

Accounts receivable – third parties	$2,694	$3,163
Accounts receivable – related parties	1,647	-
	4,341	3,163
Less – Allowance for doubtful accounts	(1,977)	(439)
Total account receivable, net	$2,364	$2,724

Changes in the Company’s allowance for doubtful accounts during the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$439	$696
Write-off	(76)	(493)
Current provision (recovery)	1,614	236
Balance, end of period	$1,977	$439

NOTE 5 – INVENTORIES, NET

Inventories, net are summarized as follows:

	September 30, 2015	December 31, 2014

Work in Process	$2,906	$3,054
Parts and supplies	3,819	3,601
Finished goods	2,614	3,105
	9,339	9,760
Less - inventory reserve	(1,265)	(1,380)
Inventories, net	$8,074	$8,380

Changes in the Company’s inventory reserve during the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$1,380	$1,981
Current recovery for Jonway Auto	(137)	251
Current provision for inventory ZAP, net	22	(852)
Balance, end of period	$1,265	$1,380

NOTE 6 - DISTRIBUTION AGREEMENTS

              Distribution agreements are presented below:

	September 30, 2015	December 31, 2014

Better World Products - related party	$2,160	$2,160
CNG Products	1,000	1,000
Jonway Products	14,400	14,400
	17,560	17,560
Less: amortization and impairment	(9,241)	(8,161)
	$8,319	$9,399

Amortization expenses related to these distribution agreements for the three and nine months ended September 30, 2015 and 2014 was $360,000 and $1,080,000 and $360,000 and $1,080,000, respectively.  Amortization is based over the term of the agreements. As of December 31, 2014, the company recognized an impairment loss of $5.0 million for the distribution right of CNG Products. No further impairment loss was recorded for the three and nine months ended September 30, 2015 and 2014, respectively. The estimated future amortization expense is as follows:

12 months ended September 30,
2016	$1,540
2017	1,540
2018	1,540
2019	1,540
2020	1,540
Thereafter	619
Total	$8,319

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In March 2014, the Company has obtained up to an aggregate of $15.7 million of credit line with the credit exposure of $5.8 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. In March 2014, Jonway Auto borrowed a one year short-term loan of $1.0 million. The annual interest rate was 7.08% and the loan was due in March 2015. The company then early settled the loan in December 2014. The company borrowed a one year short term loan in December 2014 of $0.9 million at an annual interest rate of 6.69% with an expiration date in December 2015. We have also drawn down $8.8 million in the form of notes payable as of September 30, 2015. For certain notes payables utilizing the credit exposure of $4.9 million, we deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes are due from November, 2015 to March, 2016.  As of September 30, 2015, the credit exposure of $5.8 million has been used. The credit line expires in March 2016.

In March 2014, we were approved up to an aggregate of $5.2 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of September 30, 2015, the total outstanding loan under this credit line was $4.7 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.9%.  The loans are due in various dates from October 2015 to July 2016. As of September 30, 2015, a credit exposure of $3.9 million has been used, and $1.3 million was still available for use. The credit line expires in March 2017.

In June 2015, we were approved for up to an aggregate of $7.2 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in April 2016. As of September 30, 2015, $7.2 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.6 million.  In July 2014, the Company borrowed an 11 months short-term loan of $1.2 million at an interest rate of 7.2%. The loan was repaid when due in June 2015. As of September 30, 2015, the credit exposure of approximately $3.6 million has been used.

 NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES - continued

In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed, and expired in January, 2015. This credit line was guaranteed by related parties. As of December 31, 2014, the total outstanding loans from Taizhou Bank under this credit line were $1.1 million. The loans were extended and due separately in February and April 2015, respectively, and have been settled in February 2015.

Short term loans

Short term loans as of September 30, 2015 and December 31, 2014 are presented below:

		September 30, 2015	December 31, 2014

Loan from CITIC bank	(a)	$942	$976
Loan from ICBC	(b)	4,715	6,484
Loan from China Everbright Bank	(c)	-	1,220
Loan from Taizhou Bank	(d)	-	1,139
Loan from Pay-Ins Prem		-	30
		$5,657	$9,849

(a)
In December 2014, the company borrowed a one year short term loan of $1.0 million from CITIC at the annual interest rate of 6.69%. The loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.1 million as of September 30, 2015 has been pledged as security for this loan. The shareholder and Co-CEO Alex Wang also personally guaranteed these loans.

(b)
In April 2014, the company borrowed a one year short-term loan from ICBC of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 6%. The loan was repaid when due in April 2015. In June 2014, the company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.26%. The loan was repaid when due in June 2015. In August 2014, the company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.92%, the loan has been fully repaid in July 2015. In March 2014, the company borrowed a 6-month short-term loan from ICBC of $0.8 million at the annual interest rate of 5.04%. The loan of $0.8 million has been paid when due in March, 2015. In October 2014, the company borrowed $1.5 million of a short term loan from ICBC. The loan will expire in October 2015 with the annual interest rate is 6.6% and the loan was repaid subsequent to September 30, 2015. The company borrowed a one year short term loan of $1.1 million in November 2014 at an annual interest of 6.6%. In March 2015, the company borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.6%. In June 2015, the company borrowed a one year short-term loan of $0.3 million from ICBC at an annual interest rate of 6.07%. In July 2015, the Company borrowed a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.7%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.3 million with ICBC and $0.8 million of restricted cash was deposited of September 30, 2015.

(c)
In July 2014, the company borrowed an 11 months short-term loan of $1.2 million from China Everbright Bank at the annual interest rate of 7.2%. The loans were guaranteed by the shareholder Wang Huaiyi, as well as a building and land use right with a carrying value of $2.0 million. The loan has been fully repaid in June 2015 upon maturity.

(d)
In August 2014, the company borrowed a short-term loan from Taizhou Bank of $0.3 million at the annual interest rate of 8.93% which is due in February 2015. The loan was repaid when due. In October 2014, the company borrowed $0.81 million of a short term loan from Taizhou Bank. The loan expired in April 2015 and the annual interest rate is 8.496%.The loan was settled early in February 2015.

The weighted average interest rates were 6.6% and 7.0% for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES - continued

Bank acceptance notes

 As of September 30, 2015, the Company has bank acceptance notes payable in the amount of $16.9 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of September 30, 2015, the restricted cash for the notes was $8.4 million.

 Bank acceptance notes are presented below:

		September 30, 2015	December 31, 2014

Bank acceptance notes payable to China Everbright Bank	(a)	$7,228	$11,372
Bank acceptance notes payable to Taizhou Bank	(b)	477	651
Bank acceptance notes payable to CITIC Bank	(c)	8,757	5,724
Bank acceptance notes payable to China Merchants Banks	(d)	157	-
Bank acceptance notes payable to Shanghai Pudong Development bank	(e)	287	-
		$16,906	$17,747

(a)
Notes payable to China Everbright bank have various maturity dates in December 2015. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.0 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

(b)	Notes payable to Taizhou bank will be due in December 2015. The Company is required to maintain cash deposits at 100% of the notes payable with the bank.

(c)
Notes payable to CITIC bank will be due from November 2015 to March 2016.  Except for the note payable utilizing credit exposure of $4.9 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

(d)	Notes payable to China Merchants Bank have maturity date in October 2015. The company is required to maintain cash deposits at 100% of the notes payable with the bank.

(e)	Notes payable to Shanghai Pudong Development Bank will be due from October 2015 to January 2016. The company is required to maintain cash deposits at 100% of the notes payable with the bank.

NOTE 8 - CONVERTIBLE DEBT

Convertible debts are presented below:

	September 30, 2015	December 31, 2014

Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	786	-
	21,465	20,679
Current portion	(786)	20,679
Long term portion	$20,679	$-

NOTE 8 - CONVERTIBLE DEBT - continued

(a)	Senior convertible debt - CEVC

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

This convertible note was extended until December 31, 2016 with interest accrual at 8% per annum with original maturing date of February 12, 2012. According to Accounting Standard Codification (“ASC”) 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note bears a market interest rate at 8%. With the new extension, the principal of $20.7 million has the same conversion terms to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company is required to pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to the Additional Interest accrued during such fiscal quarter divided by the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note were amended for the change of the terms of conversion and for the extension of the maturity date until December 31, 2016.

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

(b)	convertible debt – Mr. Luo Hua Liang

On September 3, 2015, the board approved to issue a convertible note to Mr. Luo Hua Liang (Mr. Wang Gang’s brother in-law) for his investment of RMB 5 million immediately deposit within one week of signing of the agreement and another investment up to RMB 5 million within one month of signing of the agreement. Both will be a convertible note with one year terms at the interest rate of 12% per annum. The investment was transferred to Jonway Auto as the loan from the Company to Jonway Auto. The convertible note shall either be repaid in cash from Jonway Auto or be paid in ZAP shares. The convertible note’s conversion price is $0.06 per share.

NOTE 9 – SEGMENT REPORTING

Operating Segments

In accordance with ASC 280, the Company has identified three reportable segments consisting of Jonway Auto, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Auto segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles, EV minivan and EV SUVs and spare parts principally through distributors in China. The ZAP Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the Co-CEOs and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows:

For the three months ended September 30, 2015	Jonway Auto	ZAP	ZAP Hong Kong	Total
Net sales	$7,089	$65	$-	$7,154
Gross profit (loss)	$(189)	$(5)	$-	$(194)
Depreciation and amortization	$1,363	$653	$-	$2,016
Net profit (loss)	$(2,235)	$(1,479)	$-	$(3,714)
Total assets	$63,904	$17,742	$9	$81,655

For the three months ended September 30, 2014
Net sales	$4,951	$269	$-	$5,220
Gross profit (loss)	$(692)	$72	$-	$(620)
Depreciation and amortization	$1,445	$655	$-	$2,100
Net profit (loss)	$(2,837)	$(1,966)	$-	$(4,803)
Total assets	$82,207	$22,870	$1,439	$106,516

For the nine months ended September 30, 2015
Net sales	$20,606	$266	$-	$20,872
Gross profit (loss)	$(1,054)	$77	$-	$(977)
Depreciation and amortization	$4,253	$1,961	$-	$6,214
Net profit (loss)	$(9,529)	$(4,338)	$-	$(13,867)
Total assets	$63,904	$17,742	$9	$81,655

For the nine months ended September 30, 2014
Net sales	$18,926	$704	$-	$19,630
Gross profit (loss)	$(1,759)	$189	$-	$(1,570)
Depreciation and amortization	$4,309	$1,967	$-	$6,276
Net profit (loss)	$(8,424)	$(5,262)	$-	$(13,686)
Total assets	$82,207	$22,870	$1,439	$106,516

Customer information

Approximately 99.1% or $7.1 million of our revenues for the three months ended September 30, 2015 are from sales in China.  Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with three customers contributing 14%, 12% and 10% of our consolidated revenue, respectively. Approximately 94.9% or $5.0 million of our revenues for the three months ended September 30, 2014 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with no customer contributing to more than 10% of our consolidated revenue.

Approximately 98.7% or $20.6 million of our revenue for the nine months ended September 30, 2015 are from sales in China. Jonway Auto distributes its products to an established network of over 65 factory level dealers in China with one customer contributing approximately 18% of our consolidated revenue. Approximately 96.4% or $18.9 million of our revenue for the nine months ended September 30, 2014 are from sales in China. Jonway Auto distributed its product to an established network of over 45 factory level dealers in China with no customer contributing 10% of our consolidated revenue.

NOTE 9 – SEGMENT REPORTING – continued

Supplier information

For the three months ended September 30, 2015 and 2014, approximately 99.0% or $7.3 million and 96.6% or $5.6 million of the consolidated cost of goods sold were purchased in China. For the three months ended September 30, 2015, three venders contributed 22.6%, 11.9% and 10.1% of our purchase, respectively. For the three months ended September 30, 2014, Haerbin Dongan Auto Engine Manufacturing Co., Ltd. accounted for 28% of the total purchases. For the nine months ended September 30, 2015, one vender contributed 11.9% of our purchase. For the nine months ended September 30, 2014, Haerbin Dongan Auto Engine Manufacturing Co.,Ltd accounted for 20% of our total purchase.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amount due from related parties are as follows:

	September 30, 2015	December 31, 2014

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$1,273	$1,427
JAZ	1,291	1,311
Jonway Motor cycle	237	53
Jonway Economy and Trade Co., Ltd.	43
	$2,844	$2,791

In addition, amount due from related party included in accounts receivable is as follows:

	September 30, 2015	December 31, 2014

Jonway EV selling Ltd.	$1,647	$-

Amount due to related parties are follows:

	September 30, 2015	December 31, 2014

Jonway Group	$8,469	$2,648
Jonway Motor Cycle	63	64
Taizhou Huadu	740	652
Shanghai Zapple	36	37
Mr. Wang	-	146
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co., Ltd.		2,306
Zhejiang Jonway Painting Co., Ltd.	326	472
Cathaya Operations Management Ltd.	49	297
Cathaya Management Ltd.	-	350
	$9,832	$7,121

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $1,666,217 and $915,000 for the nine months ended September 30, 2015 and 2014, respectively. Jonway made such purchase from Jonway Group for a total of $362,323and $241,000 for the three months ended September 30, 2015 and 2014, respectively.

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

NOTE 11 - SHAREHOLDERS’ EQUITY

Common stock

2015 ISSUANCES

On February 11, 2015, the cancellation of 1,182,558 shares of common stock was processed to pay back the proceeds from convertible notes, and a partial repayment representing a principal reduction of $100,000 and $8,433 of interest was paid on the Company’s outstanding convertible bond held by Yung. In September 30, 2015, the Company repurchased 4,811,633 shares of common stock at cost of $406,872 from Yung and cancelled those shares. The balance of the outstanding note issued to Korea Yung was $169,530 after the payment and cancellation of these shares. Yung is allowed to engage in open market sales of the shares through September 30, 2015. In the event the gross proceeds realized from the sale of the shares by Yung is greater than the principal and interest due on the bond as of the maturity date, Yung will be entitled to retain all proceeds. If the proceeds from the sale of shares are less than the principal and interest due on the bond as of the maturity date, ZAP will pay the shortfall to Yung in cash within five business days of written notice from Yung. In the event that on September 30, 2015, Yung holds unsold shares and there is an unpaid balance remaining on the bond, ZAP will repurchase from Yung all of the unsold shares at the price they were issued to Yung.

In September, 2015, the Company issued 89,194,715 shares to Mr. Wang Gang, the Co-Chief Executive Officer (“Co-CEO”) of the Company for his investment of $5,351,683 in the Company (approximately $4.5 million investment was loan by the Company to its subsidiary Jonway Auto).

In September, 2015, the amount of $814,863 investment from Cathaya Management Co Ltd and $350,000 due to Cathaya Management Co Ltd have been converted into 13,581,051 and 5,833,333 shares of common stock at price of $0.06, respectively.

In September, 2015, China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $1,237,345 due on the $20.7 million convertible note to 14,454,743 shares of common stock at the average price of $0.086.

NOTE 11 - SHAREHOLDERS’ EQUITY - continued

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

Stock-based Compensation

The Company has stock compensation plans for employees and directors. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument. For the three and nine months ended September 30, 2015 and 2014, $18,224 and $54,627 and $56,000 and 169,000 have been charged to general and administrative expense, respectively.

In June 2015, the Company granted 200,000 restricted shares to Michael Ringstad in lieu of salary compensation and also for his acceptance for the position of Interim CFO. The stock was set at average of last 30 trading days, and the vesting period is for a period of 3 years from the date of grant. Michael Ringstad cannot sell the shares within 6 months from the date of grant and the Company retains the right to buy back the shares at any time at the market price. $658 and $1,316 was charged to general and administrative expense for three and nine months ended September 30, 2015.

NOTE 12 – LITIGATION

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

NOTE 13– COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.3 million at September 30, 2015. The guarantee expires at variance dates from December, 2015 to December 2019. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.7 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at September 30, 2015 was approximately $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This quarterly report including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

·	our ability to establish, maintain and strengthen our brand;

·	our ability to successfully integrate acquired subsidiaries, particularly Jonway, into our company and business;

·	our ability to maintain effective disclosure controls and procedures;

·	our limited operating history, particularly of ZAP and Jonway on a consolidated basis;

·	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

·	our ability to attract and retain the personnel qualified to implement our growth strategies;

·	our ability to obtain approval from government authorities for our products;

·	our ability to protect the patents on our proprietary technology;

·	our ability to fund our short-term and long-term financing needs;

·	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

·	changes in our business plan and corporate strategies; and

·	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Annual Report on Form 10-K under the heading “Risk Factors”.

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

Jonway Auto’s EV minivan is well-positioned for government city utility and maintenance transportation and service. The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China. This EV minivan comes in both lithium battery configuration which is eligible for government subsidies as well as lead acid version which is much cheaper but is not eligible for subsidy. Currently, the Jonway Auto has received over 10,000 orders from two major customers for Jonway Auto’s type approved EV minivan.  5,000 orders from a joint venture partner of the state owned automobile company, also known as a top automobile company in China; and another 5,000 orders from a joint venture partner of the holding company of the largest metering company in China that manufactures smart electric, gas and water meter in China.  Both orders expect the deliveries to be completed before the end of the year.  This capacity requires working capital that is currently beyond the Company’s ability to produce and deliver and the Company is seeking alternative financing to support the working capital requirements for these orders.  Additional to these orders, Jonway Auto’s existing dealership networks also have requested delivery of the EV minivan and EV SUVs but due to strain on working capital, Jonway Auto has not accepted any additional orders of either product at this point.Jonway Auto began to focus its business on EV over the last year and its manufacturing plant has been modified to support mass production of several full electric vehicle models this year.  With the urgent priority to provide multiple manufacturing EV production lines to support multiple models of EVs, Jonway Auto reduced its resource investment in the traditional gasoline vehicle products and cut back on funding the sales and marketing of its gasoline SUV and gasoline minivans. This resulted in turnover of many of the dealership networks that are currently not focusing on selling EVs.  The overall dealership network has shrunk over the last year and the plan is to re-establish new dealership networks in regions with EV subsidies and EV market demands.

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

The combined companies’ new EV product lines now include the A380 SUV EV, minivan EV, and the Urbee. Both the EV SUV and EV minivan products leverage the production moldings and the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans occurred in the first nine months of 2015.

ZAP and Jonway Auto has increased its factory production capacity and running its operations at 7 days per week, single shift, with production of around 50 EV minivans per day in order to meet pressing backlog orders from Dong Feng Motor Corporation (http://www.dfmc.com.cn/dfmczg/main_en.aspx).  Dong Feng is demanding delivery of at least 3,000 EV minivan this quarter by December 31, 2015 and be able to ramp to no less than 2,000 per month starting January 2016. Jonway Auto is on target to produce 800 EV minivans for October, and will be ramping up to meet the 3,000 EV minivans for this year. A second shift with additional factory equipment may have to be added to reliably meet volumes of 2,000 or more per month. The target is to reach sales of no less than 20,000 of Jonway’s EV minivans in 2016 and aggregating to sales of 100,000 of ZAP and Jonway’s EV minivans as projected by Dong Feng over the next three years. The partnership with Dong Feng Motor facilitated by Shi Kong from Hangzhou enables Jonway Auto to offload the cost of lithium battery and the electric motor cost to Dong Feng and Shi Kong. This represents more than half of the cost of materials for the EV minivans.

ZAP and Jonway is seeking funding and partnerships to manage the sales and production demands of the EV fleet market in China.  Ultimately, the objective is to be able to build its own financial strength in order to sell and produce the whole EV minivan so that direct sales to major customers, partners or dealers can be achieved to further improve gross margins.  Due to the high demand for some of the critical supplier parts, ZAP and Jonway Auto is currently in discussions regarding potential partnerships with companies producing lithium batteries and EV motors in order to help mitigate the risk of availability of parts and to finance working capital of these high cost items.

Jonway Auto recently launched the E-3D SUV, an attractively designed 3 door SUV that comfortably accommodates 4 passengers.  The model’s chassis and body had previously undergone and passed European crash tests, and ZAP is currently exploring dealership partners to complete the EV type approval for the European overseas market.  Potentially in the future, this E-3D SUV competitively priced would also be suitable for the US market after type approval and certification in the US. The E-3D SUV comes in lithium battery version with range of over 200km or 125 miles, and achieves a top speed of 140km per hour or over 85 miles per hour.  The lead acid version of the E-3D SUV has a lower top speed of 55 mph and shorter range of 80 miles but with a range extender option, it can go for more than 150 miles.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	-102.7%	-111.9%	-104.7%	-108.0%
Operating expenses	-45.4%	-62.6%	-54.9%	-48.2%
Loss from operations	-48.1%	-74.5%	-59.6%	-56.1%
Net loss attributable to ZAP	-37.2%	-65.4%	-44.1%	-48.7%

EBITDA for the three months ended September 30, 2015 was negative $1.1 million, which was much better than its EBITDA in the second quarter of fiscal 2015 (negative $2.7 million) and its EBITDA in the first quarter of fiscal 2015 (negative $1.8 million). The significant improvement in EBITDA was mainly thanks to the improvement of net loss in the third quarter of 2015. The EBITDA for the three quarters of fiscal 2015 are as follows:

	Three months ended	Three months ended	Three months ended
	March 31,2015	June 30,2015	September 30,2015
Net loss	$(4,676)	$(5,477)	$(3,714)
Added back:
Interest expense, net	$761	$674	$646
Depreciation and amortization	$2,092	$2,106	$2,016
EBITDA	$(1,823)	$(2,697)	$(1,052)

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 were $7.2 million as compared to $5.2 million for the three months ended September 30, 2014.

       Jonway Auto’s revenue for the three months ended September 30, 2015 increased by $2.01 million from $5.0 million for the quarter ended September 30, 2014 compared to $7.01 million for the quarter ended September 30, 2015. The sales volume increased because of the increased sales of EV minivan products during the current period. The new EV products started its first production delivery in 2014.  EV sales contributed $4 million for the three months ended September 30, 2015.

Gross loss decreased by $426,000 from a gross loss of $620,000 for the three months ended September 30, 2014 to a gross loss of $194,000 for the three months ended September 30, 2015.   This was because our margins increased from (11.88)% to (2.71)%.

Jonway Auto’s gross loss decreased by $503,000 from a gross loss $692,000 for the three months ended September 30, 2014 to a gross loss of $189,000 for the three months ended September 30, 2015. The increase in the net sales for the three months ended September 30, 2015 reduced the gross loss for this quarter.

Sales and marketing expenses decreased $0.8 million from $1.7 million for the three months ended September 30, 2014, to $0.9 million for the three months ended September 30, 2015.  The percentage of sales and marketing expense to net sales decreased from 32.6% for the three months ended September 30, 2014 to 12.7% for the three months ended September 30, 2015 due to less marketing activities.

General and administrative expenses increased by $0.85 million from $1.45 million for the quarter ended September 30, 2014 to $2.30 million for the quarter ended September 30, 2015. It was due to an increase in bad debt provision.

Research and development expenses decreased by $81,000 from $119,000 for the three months ended September 30, 2014 to $38,000 for the three months ended September 30, 2015. It was due to less research and development activities during the three month period ended September 30, 2015.

Interest expense, net decreased $0.47 million from $1.12 million for the three months ended September 30, 2014 to $0.65 million for the quarter ended September 30, 2015. In the third quarter of 2015, the amortization of the previous year’s discount on the convertible debt was lower and we are incurring less interest on our notes and short term borrowings as the debts have decreased.

Other income increased by $162,000 from $212,000 for the three months ended September 30, 2014 to $374,000 for the three months ended September 30, 2015. The increase of other income is due to the increase of government grants.

Net loss for the three months ended September 30, 2015 was $3.7 million compared to $4.8 million loss for the three months ended September 30, 2014 due to increase of net sales.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Net sales increased by $1.3 million to $20.9 million for the nine months ended September 30, 2015 from $19.6 million for the nine months ended September 30, 2014.

Jonway Auto’s revenue for the nine months ended September 30, 2015 increased by $1.7 million from $18.9 million for the nine months ended September 30, 2014 to $20.6 million for the nine months ended September 30, 2015.  The sales volume increase was due to the increase of sales for SUV and the significantly increased sales for EV products.

Sales of consumer products decreased in the first nine months of 2015 by $438,000 to $266,000 from $704,000 in the first nine months of 2014.

Gross loss decreased by $0.6 million from $1.6 million for the nine months ended September 30, 2014 to $1.0 million for the nine months ended September 30, 2015.

Jonway Auto’s gross loss decreased by $0.71 million from $1.76 million for the first nine months of 2014 to $1.05 million for the nine months ended September 30, 2015. The decrease in gross loss in the nine months ended September 30, 2015 was principally related to the higher profit margin on SUV and EV products. Management expects gross margin will be increased and become positive along with the increase in sales of EV products.

In our Consumer Products segment, we experienced a decrease of $112,000 in gross profits from a gross profit of $189,000 in 2014 to a gross profit of $77,000 in 2015. The decrease was due to reduced sales of our Zappy pro flex 350 to major customers carried out in the first nine months of 2015.

Sales and marketing expenses decreased by $0.4 million from $3.2 million for the nine months ended September 30 2014 to $2.8 million for the nine months ended September 30, 2015.  As a percentage of sales, the expense decreased from 16.21% for the nine months ended September 30, 2014 to 13.37% for the nine months ended September 30, 2015, which was due to less promotion programs for our 1.5 liter model of SUV in the first nine months of 2015.

General and administrative expenses increased by approximately $1.06 million from $5.89 million for the nine months ended September 30 2014 to $6.95 million for the nine months ended September 30, 2015. This was principally due to the increase of bad debt provision for the nine months ended September 30, 2015.

Research and development expenses increased by $1.3 million from $0.38 million for the nine months ended September 30 2014 to $1.70 million for the nine months ended September 30, 2015.  The increase was due to the introduction of Jonway’s LSV line of 2 door and 4 door vehicles and research and development on new EV products.

Interest expense, net decreased by $0.9 million from an interest expense of $3.0 million for the nine months ended September 30 2014 to interest expense of $2.1 million for the nine months ended September 30 2015. The decrease was due to repayment of convertible notes and bank acceptance notes.

Other income increased $0.02 million from $0.63 million for the nine months ended September 30, 2014 to other income of $0.65 million for the nine months ended September 30, 2015.

Net loss for the nine months ended September 30, 2015 was $13.9 million compared to $13.7 million loss for the nine months ended September 30, 2014.

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

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of September 30, 2015, our current liabilities exceeded the current assets by approximately $47.6 million and our equity deficiency was $8.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Management projects that we have sufficient funds to meet our working capital requirements and debt obligations as they become due based on the above considerations. However, these projections are based on the demand of our EV products, economic conditions, the overall sales trends in the automobile industry in China and on our operating results not continuing to deteriorate and our vendors and related parties being able to provide continued liquidity. As a result our consolidated financial statements for the quarter ended September 30, 2015 have been prepared on a going concern basis.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

As of September 30, 2015, we were approved up to an aggregate of $15.7 million of a credit line, with the credit exposure of $5.8 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway Auto. As of September 30, 2015, the credit exposure of $0.94 million has been fully used. The credit line expires in March 2016.

In December 2013, we were approved for up to an aggregate of $9.2 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved a credit exposure of $4.6 million. This credit line expired as of January 2015. In June 2015, we were approved for up to an aggregate of $7.2 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. As of September 30, 2015, the credit exposure of approximately $3.6 million has been used. The credit line expires in June 2016.

In March 2014, we were approved up to an aggregate of $5.2 million of a credit line from Industrial and Commercial Bank of China (“ICBC”) with credit exposure of $5.2 million. This credit line expires in March 2017. As of September 30, 2015, a credit exposure of $3.9 million has been used.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through June 30, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016, as of July 30, 2015 (see Note 7).
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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the nine months ended September 30, 2015, Wang Gang, the Co-Chief Executive Officer (“Co-CEO”) and Jonway Group injected $5.4 million to the Company and plans to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

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

Dated: November 20, 2015	By: /s/ Alex Wang
Name: Alex Wang

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 20, 2015	By: /s/ Chuck Schillings
Name: Chuck Schillings

Title: Co-Chief Executive Officer

(Co-Principal Executive Officer).

Dated: November 20, 2015	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer)