Form 10-K
period 2015-12-31
ZAP
filed 2016-04-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _______________________

Commission file number: 0-303000
ZAP
(Name of small business issuer in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2 West 3rd Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2015 was $7,625,300.

There were a total of 578,465,159 shares of the Registrant’s Common Stock outstanding as of April 7, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to obtain adequate working capital from Chinese banks to finance the manufacturing of the products ordered by the dealers;

•	our ability to raise additional funding to support the on-going capital investment needed to produce new models and stay competitive in the automobile market;

•	our ability to find the bank financing needed by the dealerships in China to support products to display in their show room and stock the warehouse inventory;

•	our ability to fund marketing and sales in order to establish and strengthen our sales network, product brand and promote the Company’s products;

•	our ability to maintain the key partnerships that support the electric vehicle orders placed with Jonway Auto;

•	our ability to maintain effective disclosure controls and procedures;

•	our ability not to be diluted from the 51% ownership of Jonway Auto due to the capital needs of Jonway Auto which may independently seek funding that would reduce ZAP’s 51% ownership

•
whether the convertible note from China Electric Vehicle Corporation (CEVC) which will be due December 31, 2016 will be extended, and if not this could be converted to Jonway Auto shares and would reduce ZAP’s ownership of Jonway Auto to significantly below 51%

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

PART I

Item 1.   Business

Overview of Recent Developments

Wang Gang, Alex was appointed as Chairman of ZAP and Jonway Auto as of June 5, 2015 when Dr. Priscilla Lu stepped down as Chairman and director on the board of ZAP.  At the same time, Goman Chong also stepped down as director of the board of ZAP.  Cathaya Capital is entitled to three board seats for as long as the CEVC note is outstanding.  With the resignation of Dr. Lu and Goman Chong, Cathaya Capital appointed Otto Bai JianXiong and Tian Ming to replace the two board seats, both are independent directors with no prior affiliation with Cathaya Capital.  Otto Bai has a financial background and graduated from Beijing Union University in Business.  He is currently a partner at Unicorm Insights Consulting Company, and does business trade and business development in cultural design art and fashion.  Tian Ming holds an MBA from Tsinghua University’s School of Economics and Management.  She has a Bachelor’s Degree in Computer and Information from PLA Information Engineering School.  She is currently CEO of Bling Bling Health Management Center in Beijing.  The directors of ZAP’s board are Alex Wang Gang who is Chairman and CEO of ZAP and Jonway Auto, Huai Yi Wang, Chairman of Jonway Group, Co Nguyen, Cathaya Capital, Tian Ming and Otto Bai JianXiong, the latter are both independent directors with no affiliation to ZAP or Jonway Auto.

Chuck Schillings who was formerly the Co-CEO of ZAP stepped down at the end of December 2015.

In the interest of reducing cost overhead, ZAP has recently begun the process of dissolving ZAP’s Hangzhou Joint Venture, and ZAPPLE, the car leasing company set up for Shanghai city.   Jonway Auto has also aborted all sales of gasoline vehicles as of the end of 2015 in order to focus on pure electric vehicle products.  The EV minivan from Jonway Auto was type approved for passenger use as well as for delivery trucks in China in 2015.

ZAP designs, develops, manufactures and sells fully electric and advanced technology vehicles. The acquisition of 51% of the equity shares of Zhejiang Jonway Automobile Co. Ltd., or Jonway, in January 2011 was attained by funding of initially more than $36 million from Cathaya Capital, of which US$19 million of the $36 million was in the form of a convertible note with interest. The goal was to have access to an automobile manufacturing facility for producing electric vehicles and to have access to the electric vehicle market in China through Jonway Automobile’s dealership network.  We believed that this would help position ZAP as a significant supplier to electric vehicles in the Chinese market.

The acquisition of a majority interest in Jonway gives ZAP a full automobile production manufacturing facility to mass produce electric vehicle products and allows us to expand our distribution network for ZAP’s electric vehicles and provide access to the rapidly growing electric vehicle market  in  China  and internationally. The electric version of Jonway’s A380 SUV was type approved in 2013 in China, and the EV minivan was type approved in 2015, these products have been upgraded to comply to recent EV policy changes that dictate the boundary conditions for EV subsidies and the products have been improved to support more recent advanced lithium battery systems and improved electric power train.  In the first quarter of 2016, changes in the subsidy policies for EV batteries were announced, further clarification how these policies impact the amount of subsidy available to various types of vehicles are still being clarified, thus causing a slowdown in the orders and production of the EV minivan sales in the 1st quarter of 2016.

In 2014, Jonway transitioned away from its traditional gasoline vehicle business to focus on the electric vehicle market. This resulted in lower net income in 2015 compared to 2014, and increased the burdened cost of production due to lower volumes. Jonway’s gasoline SUV and minivan faced stiff competition in China in the last couple of years, due to increased number of larger companies who are now dominating this category of vehicles for gasoline cars. With increased competition, Jonway has had to lower its price for its gasoline SUV models, resulting in lower gross margins. The lower volume of gasoline vehicles produced due to the competitive SUV market, created a barrier for further material cost reduction. Due to the challenging environment for gasoline vehicle markets, in 2014 and 2015, ZAP Jonway realigned its focus on electric vehicle markets and launched the small low speed electric vehicle, while continuing to enhance and upgrade its EV SUV and EV minivan. The 2016 projected forecasts currently is focused only on EV minivan, which comes primarily from two of the subsidiaries of the single largest manufacturer of trucks and vans in China, Dong Feng Motors.

The EV SUV and EV minivan currently is lithium based with eligibility to qualify for subsidies from the Chinese central government and certain local governments. The cost of lithium battery based electric vehicle has been expensive, with the batteries accounting for usually more than 60% of the cost of the vehicle. Without government subsidies, the lithium based EV would be too costly for the Chinese market. The Chinese government has committed to continue to reimbursed lithium based EVs until 2020, with gradual reduction of 5% per year in the amount subsidized. The subsidies from the government are reimbursed to the manufacturers after the EV has been sold. The time to get the reimbursement can be lengthy and the process arduous. As a result, the manufacturer would still need to put up the full amount of working capital in order to produce the EV and sell it, and then subsequently at some later date, get the reimbursement from the government. To mitigate the working capital requirements to fund the production of EVs with lithium batteries, Jonway is working on a lead acid battery version of the minivan and SUV; these are designed for city driving but will not be eligible for government subsidies because it is lead acid based.  However, the lower price of the lead acid EV may be equally competitive, especially for the minivan market where most buyers are using it for city deliveries with daily limited driving range. The lead acid minivan is targeting its price point to be only slightly above the gasoline minivans, and similarly for the SUV lead acid versions as well. Driving range for the lead acid battery vehicles will be 35% to 40% less than the lithium battery ones. However, the minimum range will still be over 100km. We started to sell these lead acid EVs with lower range and smaller engines, targeting small city driving in 2015, which is not dependent on reimbursements from the government subsidies.  We expect continuous growth in this market, as a result it will hopefully reduce the strain on working capital.

In order to more efficiently address the market demand for EVs, especially in the smaller cities, Jonway launched a smaller more economical lower speed vehicle (LSV), the Urbee which is lead acid based. This small lead acid battery EV is much cheaper than the lithium based EVs, but is not eligible for government subsidies.  The Urbee being a much lighter vehicle requires less battery and is able to sustain a reasonable range of 150km between charges.

The Urbee EV is targeting the lower end market in China and internationally. However, today China does not offer low speed vehicle (LSV) licenses, and most of the LSVs sold in China are in the Shandong and Hunan provinces where local governments have granted an exception to support LSVs. The LSV products in China are not eligible for subsidy, even if produced with lithium batteries, because China has not yet approved this as an automobile category. Although several hundred thousand LSVs were sold in 2014, these have been sold primarily in the provinces where local governments have granted such exceptions to support LSVs in small towns and villages. This support is given in order to enable consumers to have a lower cost alternative means of transportation without adding to air pollution.

The near term objective for the Company is to produce EV minivan, and work with a few partners in China initially as OEM manufacturers with Dong Feng Motors’ label, and subsequently to co-label with Dong Feng so that Jonway Auto will begin to get market recognition for its products.  , As for the Urbees, since China does not have a LSV category for its automobiles, many dealers are hesitant to carry Urbees.  Urbees as a LSV is not yet an authorized automobile category that can be registered with a license plate. The places where Urbees are sold in China are primarily in very small towns and villages where buyers are buying Urbees as an alternative to motorcycles for a safer and more comfortable means of transportation.  This market remains limited in China.  Since the Urbees are DOT approved for the US, the Company will begin a marketing effort to sell Urbees in special vertical markets in the US, such as retirement homes, resorts and university campuses.

Our strategy in the longer term is to focus on the EV minivan market for China’s city delivery fleets where EVs can help reduce pollution in the cities.  The Company’s EV minivan is ideal for this market and can be configured as a delivery van or a passenger van... While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully deploy electric vehicles because they are more likely to have adequate charging infrastructure, service and support and the vehicles may travel along predictable routes and have a central point of operation. Fleet markets or delivery vehicles are more sensitive to the economics of fuel cost and when electric vehicles can be offered at comparable prices to gasoline vehicles, given the support of subsidies, the incentives to use EVs can be compelling for these markets.

The high cost of lithium batteries and EV power train have created working capital challenges for Jonway. As a result, Jonway signed OEM agreements with companies such as Shi Kong from Hangzhou, who is partnered with Dong Feng (one of the largest government auto manufacturers in China) to manufacture and sell the Company’s EV minivan. Dong Feng has access to  very  large  working  capital  and  benefits  from  its  larger  distribution  channels  and  established  sales network. Under the OEM business model, Jonway is not directly selling into the distribution channels or end customers, so the margins would be lower but the large sales opportunities could drive volume and ultimately reduce the manufacturing material costs. This partnership arrangement mitigates the strain for working capital and cost of sales as well as operating expenses, and could help the net margins. This is in the near term one of the ways to address the market without straining for more working capital. Longer term, ZAP and Jonway would want to develop its own new EV distribution network, and to be able to fund this new channel development, both ZAP and Jonway are seeking additional funding from financial institutions and strategic partners.

Background and History

ZAP has twenty years of experience inventing, designing, manufacturing and selling innovative products. In 1995, we began marketing electric transportation on the internet through our website www.zapworld.com. We have been a pioneer in developing and marketing electric vehicles such as the zero- emission ZAP® electric bicycle, the ZAP Power System, which adapts to most bicycles and the ZAPPY® folding electric scooter. In 2003, we announced our first electric automobiles, including an electric automobile imported from our Chinese supplier. And in 2004, we introduced electric all-terrain vehicles. In 2005, we introduced multi-fuel vehicles, capable of running on ethanol and/or gasoline. From 2006 to 2009, we introduced the all-electric Xebra Truck, ZAP Truck XL and ZAPVAN Shuttle.

ZAP was incorporated in 1994 under the name “ZAP Power Systems,” and changed its name to “ZAPWORLD.COM” in 1999 and ZAP in 2001. ZAP’s principal executive offices are located at 2 West 3rd Street, Santa Rosa, California 95401. ZAP’s telephone number is (707) 525-8658. ZAP’s main company website is www.zapworld.com. Information contained on the website is not incorporated by reference herein and you should not consider information on the website to be part of this annual report on Form 10-K.

ZAP has twenty years of experience designing, developing, manufacturing and selling innovative electric transportation products and Jonway has more than ten years of automobile manufacturing production history, and holds the rights to the license for manufacturing SUVs and minivans (Chinese Auto License #6) issued out of the city of Hangzhou in Zhejiang Province. This is the only automobile license issued by Hangzhou city, which is considered one of the largest and more industrially advanced cities in China. Jonway’s factory has approximately 400 factory workers and engineers and around 1 million square feet of manufacturing space, with the ability to produce up to 50,000 automobiles per year, and an extensive sales distribution network in China.

China Fleet Market. ZAP Jonway intends to focus on the rapidly growing market for electric vehicles in China and abroad through the sale of plug in electric SUV and Van models to large taxi and corporate fleets in China and internationally. ZAP Jonway received type approval of its E380 in January 2013 and the EV minivan in 2015. A lead acid version of the minivan EV will also be offered for the low end market and the plan is to have the lithium acid version of the minivan which is standard high speed for highway use, be focused at the delivery logistic market for China and the EV lithium minivan is eligible for government subsidies. There is rapid adoption in the use of electric vehicles for fleets that are focused on delivery and logistic as well as minivans with passengers for car-sharing leasing companies in the densely populated cities.

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

Our Vehicles and Products

Jonway Automotive Products: Gasoline Model

Jonway’s current automotive product line includes the gas fueled A380 Five-Door SUV, the A380 Three-Door SUV and the Jonway Van.  The A380 Three-Door SUV has not been popular in China, and is offered only in limited quantities.  The gasoline version has been discontinued, and an EV version of this smaller 3-door SUV will be launched later this year to address the passenger EV market.

Jonway A380 Five-Door. The Jonway A380 Five-Door is a gasoline powered 4-speed sport utility vehicle available in 1.5 liter engines and the manufacturing of the gasoline version has been discontinued.

Jonway Van.  The Jonway Van is a conventional fuel small van. This product was launched in 2012.  Due to the competitive market for gasoline minivans in China, Jonway has not had large volume sales of gasoline minivans.  The target for volumes sales for the minivans will be in the EV models.  Jonway has discontinued the sale of the gasoline minivans.

ZAP Automotive Products: Electric Vehicles

ZAP Jonway SUV A380, E380 and E380-S. ZAP’s current automotive product line includes the all-electric E-380 SUV. The E-380 SUV has a range of 150km and speed of up to 130km per hour. It has a 25 kwatt engine, with peak performance of over 60kwatt. This has been type approved for China and is available for international markets.

ZAP Jonway Minivan. The Minivan which was introduced in 2012 is offered in the traditional gasoline model with a 1.1 liter engine. This minivan will be offered as EV with two options in 2015: one with lead acid for the low end market where range is limited to 80km and speed is no more than 100km per hour and a high end model with lithium batteries where speed is 130km per hour and range is over 200 km distance.

URBEE. The Urbee is a low-speed electric vehicle. With a driving range of over 150 km per charge, it is ideally suited for daily city driving with overnight recharging. The Urbee can hold up to two passengers is designed for corporate and university campuses, airports, warehouses, military bases, retirement communities and golf courses. A four passenger, four door version is now available in China, and has a higher power engine. The maximum speed for the Urbee is 60kph (~37 mph). The Urbee is type approved for Europe as L6 vehicle, and DOT approved as LSV in the U.S. As it is classified as a LSV (Low speed vehicle) the Urbee is limited by its controller to travel at speed up to 25 mph (the maximum for LSV’s) in the US and European markets. This vehicle is DOT compliant and the Company is obtaining CARB approval in the US for all the different versions of the Urbees and the European version for the 2-door had been type approved for Europe.

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

•
the parties agreed that the Sanmen Branch shall not manufacture or sell other automobiles or products without Zhejiang UFO’s authorization or conduct any business with a third party other than Jonway; and

•
Jonway agreed to pay certain contracting fees to Zhejiang UFO.  Zhejiang UFO and Jonway Group have mutually agreed that the Operations Agreement will be extended indefinitely for Jonway to produce and sell the SUV and minivan models.  .

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

On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2014, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement. In January 2011, ZAP issued $19 million of convertible debt to CEVC, a subsidiary of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. In March 2012, the convertible debt was extended to August 12, 2013 with no interest payments. This convertible note has been extended subsequently multiple times, each time for an additional year and the last extension puts the expiration date at August 12, 2015, with interest accrual as determined by the auditors, at 8% per annum. The accrued interest resulted in an increase in the value of the convertible note to $20,679,069. In the event that CEVC decides to call on the repayment, the repayment would likely be paid in Jonway Auto shares which according to the commitment signed in the convertible note would result in 0.003743% of Jonway equity for each multiple of $1000 on the value of the note. Currently this stands at 39.47% of the equity holding in Jonway Shares. If the repayment were made to CEVC, ZAP continues to retain all rights signed in former agreements with Jonway Auto, such as the exclusivity of all international distribution rights of Jonway Auto’s EV and Jonway Motorcycle EVs, signed with Goldenstone Worldwide Ltd in October 2010, which owns all international distribution rights of Jonway Auto. Through the distribution agreement rights signed with Goldenstone Worldwide Ltd, ZAP will continue to own the worldwide exclusive rights to distribute EVs produced by Jonway Auto, and also EV motorcycle for Jonway Motorcycle which is a subsidiary under Jonway Group, even if ZAP’s convertible note repayment to CEVC were made with Jonway Automobile’s shares.

Jonway is located at the Da Tang industry zone of Jiantiao Village, Sanmen County, Zhejiang Province in China.  Jonway has around 1 million square feet of manufacturing space, on 64 acres of land with the ability to produce up to 50,000 automobiles per year. Jonway distributes its vehicles through a network of more than three hundred factory and authorized dealers. The lack of working capital has constrained the production delivery of the SUVs despite orders in the backlog.  The reduced working capital caused delay in shipments for orders placed by the dealers.  This delay in shipment further aggravates the reduction of sales.   Chinese banks overall have been reducing the available credit to small and medium size companies in China, in order to increase the banks’ credit reserves.  Jonway’s loans with the banks, following market trends, have been reduced due to the bank’s credit reduction.  Jonway is seeking additional financing from Chinese banks and institutions.  If Jonway were successful in getting investors or strategic partners to do equity funding of the working capital and on-going manufacturing costs of Jonway, ZAP’s equity ownership of Jonway will be reduced to below 51%.  However, ZAP would still continue to own the rights for sales of the EV products of Jonway.

Jonway launched the five-door manual transmission A380 SUV and the five-door automatic transmission A380 SUV in March 2009 and in October 2010, respectively. In 2014, Jonway reduced the number of different SUV models offered to the dealers and focused on promoting the more cost competitive 1.5 liter model. Jonway has stopped the production of its gasoline SUVs and minivan due to its realignment to focus on electric vehicle market only. Jonway successfully introduced Urbee, a lead acid driven small electric vehicle in April 2014. This widens the product line of the company, and allows it to sell these smaller LSV EVs internationally.

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

      ZAP Hangzhou. In 2009, ZAP and Better world formed a joint venture technology development company in Hangzhou. Currently, the joint venture is 37.5% owned by ZAP, 25% owned by Jonway Group, and 37.5% owned by Better World. The joint venture has been discontinued due to the cost of supporting a separate satellite office in Hangzhou.  The company registration will be dissolved this year.  All of the engineering formally done within this organization has been moved to Sanmen.

      Better World sales and distribution of Z-Chargers. ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations. Due to the limited resources of the Company and Jonway Auto’s focus on manufacturing only EV minivans in order to reduce capital costs, and operational overhead, the charging station business has been discontinued.

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

Jonway’s research and development expenses were $1.5 million in 2015 and $0.6 million in 2014.

Sales and Marketing

ZAP currently markets and sells ZAP Jonway products internationally and to dealers in the U.S.  This sales effort has been underfunded and in 2015, the Company was unable to deliver sales in the US or South America.  As a result, the international sales effort has been on hold.  The Company will revisit the US LSV market to find partners to begin selling its Urbees, and hope to be able to establish new dealership channels for the LSV market.

With the new focus by Jonway to emphasize primarily on electric vehicle markets in China, the dealerships established for the gasoline products are not necessarily appropriate. Given the lack of readily available recharging infrastructure for electric vehicles, the main market for EVs seem to be with fleets. The current dealership networks from Jonway sell primarily to end customers. Fleet markets tend to be vertical markets that are better addressed by specialized sales force.  This new sales force or sales channel is currently being cultivated through the partnerships that Jonway is establishing with its minivan EV partners.

Historically, we spent a low level of marketing and sales expenditure due to the shortage of available funds, and as a result Jonway has relied more on the major partners that it has established recently to launch the sales of its EV products.

After-Sales Services

ZAP currently offers a limited one-year warranty on its fleet and utility vehicles and six- and three-month warranties on its consumer electric scooters and bicycles, respectively. ZAP offers factory-training for dealer and distributor service technicians.   In China, Jonway Auto provides a one year warranty on the products it delivers to Dong Feng Motors, and plans to follow the same service support model with other major EV partners.  The strategy for EV marketing and sales is to remain focused on working with major partners instead of developing local direct sales dealers due to Jonway’s focus on fleets which are primarily with strategic partners as well as the cost overhead of direct sales and marketing.

Manufacturing

ZAP Jonway manufactures the A380 electric SUV and the minivan at Jonway’s manufacturing facility in Sanmen, Zhejiang China.  This facility has the capacity to produce up to 50,000 vehicles per year, this includes the production of EV minivans.  Jonway produces the three-door and five-door A380 SUVs and spare parts at this facility. It also produced minivan starting from 2012. In 2014, Jonway commenced the production of Urbee with the production capacity of 30,000 vehicles per year. Jonway’s facility is certified under the ISO 9000 quality standards promulgated by the International Organization for Standardization.

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

EPA Emissions & Certificate of Conformity

For ZAP Business

The Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board, or CARB, with respect to emissions for our vehicles, particularly greenhouse gasses. The Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and both the Certificate of Conformity and the Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. The California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California are set by CARB. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. The EPA and CARB are both moving forward with more stringent regulations regarding greenhouse gases for future model years and ZAP may face increased cost in complying with these regulations for conventional fuel vehicles.  The EV Urbee is CARB and DOT approved for the US market.

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

China Regulations for Jonway Vehicles

Filing or Approval Requirement for Automobile Manufacturing Projects

On May 21, 2004, the People’s Republic of China’s National Development and Reform Commission, or NDRC, promulgated the Policy on Developing the Automotive Industry, or the Developing Policy, which requires certain investment projects for automobile manufacturing to obtain an approval from the NDRC at the proper level and meet certain requirements regarding parts manufactured, technology development capacity, total investment and production scale. For example, to establish a new auto manufacturing company, the total investment shall be no less than RMB 2 billion, among which the self-owned capital shall be no less than RMB 800 million. The project must establish a research and development center and the investment in the research and development center shall be no less than RMB 500 million. Investment projects of newly established passenger car or heavy-cargo vehicle manufacturer shall also manufacture engines that match the complete vehicles.

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

National Catalog

Under the law of the People's Republic of China, only an enterprise approved by Ministry of Industry and Information Technology and listed in the National Catalog is allowed to manufacture whole automobiles and is limited to the models listed therein.  Any new vehicle model must be listed in the National Catalog. Based on a contract by and among the Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd. (“Zhejiang UFO”), Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006, and all parties have agreed that this will be extended beyond this period indefinitely. All of Jonway Automobile’s vehicles’ applications for National Catalog have been done by Zhejiang UFO. The National Catalog license under UFO authorizes the manufacturing of SUVs and minivans, and the agreement between Zhejiang UFO and Jonway Group is that Jonway Automobile will have exclusivity on this National Catalogue license to manufacture and sell the approved SUVs and minivans applied through UFO’s license

According to the Developing Policy, an investment project for manufacturing automobile components and parts must be filed with the provincial NDRC and a company with foreign investment must be approved by the Ministry of Commerce, or its competent local delegate. Jonway has complied with all the government regulations.

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

ZAP Jonway faces competition on its conventional fuel vehicles in China from established automobile manufacturers Honda and Ford, and from China- based manufacturers Chery, Zongtai and Great Wall Auto.

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

Intellectual Property

ZAP Jonway’s success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, ZAP Jonway relies on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2015, ZAP had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and internationally in a broad range of areas. Our issued patents start expiring in 2014. We intend to continue to file additional patent applications with respect to our technology.

As of December 31, 2015, Jonway had 16 issued patents (including 4 utility model patents and 12 exterior design patents). Jonway’s issued patents start expiring in 2019.

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

We hold 51% of the equity shares of Jonway. As of December 31, 2015, Jonway has the following wholly-owned subsidiaries: Jonway Taizhou Selling Company, Jonway Taizhou Leasing Company and Taizhou Fuxing Vehicles Sale Co., Ltd. We also have 37.5% equity investment in ZAP Hangzhou Joint Venture and 50% equity investment in Shanghai Zapple Joint Venture.  Both the ZAP Hangzhou Joint Venture and Shanghai Zapple Joint Venture are no longer in operation.

Employees

As of April 15, 2016, the Company’s subsidiary of Jonway Auto had a total of over 400 employees, all of whom are full-time employees.  In 2015, Jonway Auto replaced or retrained the majority of its factory staff in order to realign the skills of the employees to support EV production.

Item 1A. Risk Factors

If ZAP Jonway is unable to obtain adequate working capital from Chinese banks to finance the manufacturing of the products ordered by the dealers, Jonway may not be able to meet delivery commitments and would have to refund deposits made by dealers that have placed orders and paid down payments.

If there is severe shortage in working capital in Jonway Auto, and suppliers demand a shorter payment cycle, Jonway Auto may need to raise additional money through equity investors.  Any amount of equity investment in Jonway Auto would dilute ZAP’s 51% ownership, and would result in ZAP’s inability to consolidate Jonway Auto’s financial under ZAP.  Thus far, the funding to Jonway Auto has been in the form of loan, mostly from local Chinese banks to support working capital, and also from Jonway Group.

ZAP’s convertible note with CEVC is due on December 31, 2016.  CEVC may or may not extend this convertible note, and the note if not repaid in full by ZAP, gives CEVC the right to trigger repayment by ZAP with 39% of Jonway Auto shares that ZAP owns.  This repayment of the entire convertible note valued at US$20.7 million will result in reduction of ZAP’s ownership in Jonway Auto from 51% to 12%, thus affecting ZAP’s ability to consolidate.

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

The Company incurred net losses attributable to ZAP of $14.1 million and $17.6 million, for years ended December 31, 2015, and 2014, respectively and has had net losses in each quarter since its inception. The Company has outstanding short term loans in total of US$7.7 million as of December 2015 with multiple Chinese banks, and the collateral used for the loan has used up all of Jonway Auto’s factory building and land. This loan has been used to finance Jonway’s losses over the last few years. Additionally outstanding notes payable amounts to $14.4 million as of December 2015. Due to the slowdown of the economy of China, Chinese banks have reduced the credit line available to small and medium size businesses in order to increase their credit reserves, anticipating the continuing down turn in the economy. Despite orders in the pipeline for both the SUV and minivan, Jonway without adequate working capital, has not been able to keep up with manufacturing the products to meet the delivery. Jonway anticipates that the other short term loans that remain may also be reduced which will further negatively impact the working capital.

ZAP Jonway believes that it may continue to incur operating and net losses for our gasoline and electric vehicles until at least the time ZAP Jonway begins significant volume deliveries of the new models of Jonway’s electric vehicle models, and when the international sales of the EVs picks up volume. We expect to begin international sales of the electric vehicles in limited quantities for key countries in 2015. However, due to the uncertainty of type approval processes in different countries, this international sales volume and the EV sales may be delayed in some of the countries if the testing process requires substantial investment and corrective changes to the vehicles. Even if we are able to successfully obtain type approvals in all the required countries for the electric vehicle models, there can be no assurance that it will be commercially successful as it depends on market adoption of full electric vehicles in the sales regions that ZAP Jonway targeted. Our profitability will be dependent upon the successful development of new and additional sales EV dealership networks and successful commercial introduction and acceptance of our electric vehicles models, which may not reach our targeted volumes to achieve profitability this year. Gross margins were deficits in both fiscal 2015 and 2014 due to the low volume and the competitive pricing of new competitors into the SUV markets in China. The unexpectedly low of economic growth in China in 2014 also affected the sales of vehicle. The reduction of bank credit has reduced the financial support needed by dealers to grow their business, place larger orders and continue to expand market and sell the products. Increased cost in sales and marketing also contributed to increased operating costs, which increased the net loss of the overall business. The rising RMB has created challenges in competitiveness of the Chinese products internationally, as a result, the gross margins of international sales also suffered as a result of the RMB float.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP was formed in September 1994, but only began manufacturing electric automobiles in 2006. ZAP Jonway’s net losses attributable to ZAP were $14.1 million and $17.6 million for the year ended December 31, 2015 and 2014, respectively. ZAP acquired 51% of the equity shares of Jonway in January 2011. ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products. Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the foreseeable future to derive a significant portion of its revenues from the sales of our planned electric and the main 1.5L gasoline SUV product. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

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

As of December 31, 2015, Jonway Auto has outstanding loans of approximately $7.7 million and bank acceptance notes of approximately $14.4 million to support the losses incurred and $70.9 million in deficit working capital. These loans and bank acceptance notes are from multiple Chinese commercial banks. Interest rates for these loans range from 5% to 9% per annum and continue to be a burden on the profitability of the company.

ZAP Jonway’s financial results may vary significantly from period-to-period due to the seasonality of our business and cost fluctuations in our operating

ZAP Jonway’s operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our gas and electric vehicles. Demand for new cars in the automobile industry in general, and for electric vehicles in particular, typically decline over the winter season in the United States, while sales are generally higher as compared to the winter season during the spring and summer months. In China, sales declined over the spring, first quarter of the year due to holidays during Chinese New Year and summer months and were higher in the autumn and winter seasons, fourth quarter of the year due to promotions and year-end inventory clearance sales. ZAP Jonway expects sales of our vehicles to fluctuate on a seasonal basis and dependent on the country where the sales originated. However, ZAP Jonway’s limited operating history and its early entry into the international markets makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for ZAP Jonway’s vehicles. ZAP Jonway’s operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand because many of our variable sales and marketing expenses are based on anticipated levels of annual revenue.

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

The future growth of our electric vehicle business is dependent upon consumers’ willingness to adopt electric vehicle

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2015, the Company incurred net losses of approximately $20.1 million and used approximately $2.6 million of cash in operations while recognizing approximately $29.5 million in revenue. As of December 31, 2015, ZAP Jonway had cash and cash equivalents of $0.06 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. Jonway Auto’s cash flow depends heavily on continuing orders from its domestic and international markets, and using the payments to finance the bulk of the required working capital to deliver the products in order to fulfill the sales orders. If the future orders were to slow down, or get substantially reduced, ZAP and Jonway Auto would need more funding to support its cash flow in order to make payment to its suppliers and meet its working capital cash needs.

If ZAP Jonway’s vehicles fail to perform as expected, we may have to recall our products and our ability to develop, market and sell our electric vehicles could be harmed.

ZAP Jonway’s vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. ZAP has received an order from Department of Transportation (DOT) in the U.S. to recall its 2008 Xebra vehicles with buy back because the proposed fix submitted in 2012 was not acceptable to DOT. ZAP has discontinued the sale of Xebras since 2011 and also issued recall notices last year with respect to the 2008 Xebra® model. This recall is due to the 2008 Xebras inability to meet the braking distance requirements when the vehicle is operating at its maximum speed. On November 14, 2012, NHTSA determined that ZAP has not reasonably met its recall remedy and notification requirements and ordered ZAP to take specified actions to meet its requirements. ZAP’s recall includes 627 units sold in U.S. market. ZAP and the United States reached a settlement that is incorporated into a Consent Decree that was entered and approved by the U.S. District Court on July 17, 2013.  Pursuant to the Consent Decree, ZAP agreed to initiate a buy-back program whereby it would offer to provide a refund of $3,100 to each eligible MY 2008 ZAP Xebra owner. ZAP began repurchasing vehicles in March, 2014. As of December 31, 2015 ZAP had received 317 eligible refund requests.

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd. For the year ended December 31, 2015 of the total sales of $29.5 million Jonway Automobile accounted for $29.2 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

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

The loss of the services of any of ZAP Jonway’s key employees could disrupt our operations, delay the development and introduction of our vehicles and services, and negatively impact our business, prospects and operating results. In particular, ZAP Jonway is highly dependent on the services of Alex Wang, ZAP’s Chief Executive Officers. Only one of ZAP Jonway’s key employees is bound by an employment agreement for any specific term. There can be no assurance that we will be able to successfully attract and retain senior leadership necessary to grow our business. Our future success depends upon our ability to attract and retain our executive officers and other key technology, sales, marketing and support personnel and any failure to do so could adversely impact our business, prospects, financial condition and operating results. We have in the past and may in the future experience difficulty in retaining members of our senior management team. There is increasing competition for talented individuals with the specialized knowledge of electric vehicles and this competition affects both our ability to retain key employees and hire new ones.

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2015, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary ZAP Jonway had 16 issued patents.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The chart below contains a summary of ZAP’s principal facilities at December 31, 2015:

Location	Us	Square Feet	Monthly Rent

2 West 3rd Street, Santa Rosa, CA	Headquarters and Vehicle Storage	10,000	$900
Zhejiang Province, China	China Office and Plant	915,386	$-

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

Jonway’s principal executive offices and manufacturing facility is located in Da Tang Industry Zone, Jiantiao Village, Sanmen Country, Zhejiang Province, China. The building is 915,386 square feet and building includes offices, a canteen and dorms, plants for assembly, painting, pressing and welding, warehouses for paint and raw materials, and an area to store vehicles.  Jonway occupies the entire space and has no properties pledged except for some land use rights for the grant of bank credit facilities. For such detailed pledges of land use rights, please refer to the below discussion of the liquidity and capital resources.

Jonway has obtained certificates of property for all of its buildings.

Item 3. Legal Proceedings

1.     On January 11, 2013, Cathaya Capital, L.P., a ZAP shareholder (“Cathaya”), and Priscilla Lu, previously Chairman of the ZAP Board of Directors (“Lu”) (collectively “Plaintiffs”), filed a lawsuit in the Superior Court of California, County of Los Angeles, styled Cathaya Capital, L.P. et al. v. ZAP, et al., Case No. BC499106 (the “Cathaya Lawsuit”). By the Cathaya Lawsuit, Plaintiffs, derivatively on behalf of the nominally-named defendant ZAP, asserted claims for breach of fiduciary duty and conversion against the following three members of the ZAP Board of Directors: Mark Abdou (“Abdou”), Steven Schneider (“Schneider”) and Wang Gang a/k/a Alex Wang (the “Minority Board Member Defendants”). In addition, Plaintiffs, derivatively on ZAP’s behalf, sought declaratory and injunctive relief against the Minority Board Member Defendants for their alleged tortious misconduct and breaches of fiduciary duty.  Plaintiffs also asserted causes of action on their own behalf pursuant to California Corporations Code sections 304 and 709, for a judgment as to the rightful composition of the Board and to remove the Minority Board Member Defendants from the Board.  On November 12, 2013, Abdou and Schneider filed their operative Second Amended Cross-Complaint against ZAP, Cathaya and Lu (the “Defendant Cross-Complaint”). Wang Gang a/k/a Alex Wang dismissed his claims in the Cathaya lawsuit.

Lu and ZAP filed a Demurrer to the Second Amended Cross-Complaint’s first, fifth, sixth, seventh and eighth claims. On March 3, 2014, the Court granted the Demurrer in its entirety and dismissed all claims asserted by Abdou and Schneider against Lu, without leave to amend. In addition, the Court dismissed all tort claims against ZAP. However, the Court’s ruling does not dismiss all claims against ZAP regarding unpaid employee compensation. The Abdou/Schneider claims against ZAP for unpaid compensation were not before the Court and therefore were not affected by the Court’s ruling and have not been dismissed. These contract- based claims are against ZAP only and do not allow for punitive damages.

On March 13, 2014, ZAP filed its own operative First Amended Cross-Complaint in the Cathaya Lawsuit (the “ZAP Cross-Complaint”) against Abdou and Schneider, alleging causes of action for (1) breach of fiduciary duty; (2) conversion; (3) imposition of a constructive trust; and (4) an accounting. By the ZAP Cross- Complaint, the Company is, among other things, pursuing Schneider and Abdou for return of inventory and assets that were removed from the Company’s warehouse, as well as cash that was redirected to another account.

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

On January 12, 2015, a Settlement Agreement and Mutual Release was entered into between Cathaya, Lu Lu and ZAP, on the one hand, and Schneider, Abdou, and Libertas Law Group, Inc. (“Libertas”) on the other hand (the “Settlement Agreement”). On January 15, 2015, in accordance with the terms of the Settlement Agreement, dismissals were filed with respect to the Cathaya lawsuit and all related actions, including the Defendant Cross-Complaint and the ZAP Cross- Complaint, with prejudice. Further, under the terms of the Settlement Agreement, (i) ZAP agreed to pay a total of $167,000 to Abdou, (ii) Abdou, Schneider and Libertas released ZAP, Cathaya and Lu from any and all claims relating to events occurring prior to January 12, 2015 and (iii) ZAP, Cathaya and Lu released Abdou, Schneider and Libertas from any and all claims relating to events occurring prior to January 12, 2015.

Item 4. Mine safety disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low

Fiscal Year 2015
December 31, 2015	$0.07	$0.06
September 30, 2015	0.11	0.10
June 30, 2015	0.06	0.06
March 31, 2015	0.09	0.08
Fiscal Year 2014
December 31, 2014	$0.10	$0.10
September 30, 2014	0.11	0.10
June 30, 2014	0.12	0.10
March 31, 2014	0.32	0.27

Holders

ZAP had approximately 3,456 record holders of its common stock as of April 15, 2016, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

ZAP maintains its 2008 Equity Compensation Plan, 2007 Consultant Stock Plan, 2006 Incentive Stock Plan, 2004 Consultant Stock Plan, and 2002 Incentive Stock Plan, all of which were approved by our shareholders. All of the plans in the following table contain information about equity awards under those plans as of December 31, 2015:

			(c)
	(a)		Number of Shares
	Number of Shares to	(b)	Remaining Available for
	be Issued Upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(000s)		(000s)
Equity compensation plans approved by security holders:
2008 Equity Compensation Plan	11,400	0.39	13,050
2007 Consultant Stock Plan		1.00	1,775
2006 Incentive Stock Plan	27	0.86	27
2004 Consultant Stock Plan	--	—	53
2002 Incentive Stock Plan	--	--	7,942
Equity compensation plans not approved by security holders:	—	—	—

Total	11,427	0.40	22,847

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

In 2015, ZAP issued 123, 063,842 shares of common stock valued at approximately $7.8 million. These shares were issued for the following purpose:

Interest on note owed to China Electric Vehicle Company (“CEVC")	$1,237,345
Payment of service	$350,000
Issuance of common stock for funding from Alex Wang and Cathaya Capital L.P.	$6,166,546

These shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with ZAP and that no public offering was involved.

Item 6. Selected Financial Data

A registrant that qualifies as a smaller reporting company is not required to provide information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2015

Overview and 2015 Highlights

On April 10, 2015, ZAP received notification from  the United States Postal Service (“USPS”) that ZAP has been selected as one of the pre-qualified companies to participate in the USPS Federal Business Opportunity (“FBO”) RFP.  In January 2015, USPS had issued a new request for response to its FBO for its Next Generation Delivery Vehicle (NGDV) Program.  ZAP submitted a new proposal based on new guidelines for a complete new USPS delivery truck designed to use clean energy and environmentally friendly technologies. ZAP’s proposal submitted for this new USPS NGDV Program has been accepted for consideration.  As one of the pre-qualified companies, ZAP will proceed with detailed response to the RFP, and undergo trial for the product proposed.  This trial is anticipated to last for more than one year.

The principal activities of Jonway Auto until recently were the production and sales of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.  Over the past several years, Jonway Auto continued the production and sales of its gasoline model SUV and minivan, while developing and ramping production of its EV product line. Jonway Auto received type approval of its EV SUV and EV certification of its manufacturing facility from the Chinese government.  It also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power, and the other with lead acid batteries, intended for lower speed and shorter range.  Jonway Auto began production on a new NEV, the “Urbee”, in 2014 and 2015.  The primary market for the Urbee is the growing aging and young adult population in China that generally do not hold a driver’s license.

ZAP Group believes the China government’s incentives, combined with the elimination of sales tax, consumer tax, and license plate registration fees on full electric vehicles (which can total more than US$20,000 for gas vehicles in some cities like Shanghai), are creating a strong economic incentive for the purchase of electric vehicles and a substantial market opportunity for Jonway Auto’s new EV SUV and EV minivan product line. Jonway Auto’s EV SUV and EV minivan have been reconfigured with smaller engines to support lower power consumption. The EV SUV has a 20kwatt (40kwatt peak) engine. The EV minivan which is a much lighter vehicle has a 13.5kwatt engine. These newly reconfigured EVs adapted to maximize range at optimal speeds are available for mass production.

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

Jonway Auto’s EV minivan is well-positioned for government city utility and maintenance transportation and service. The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China. This EV minivan comes in both lithium battery configuration which is eligible for government subsidies as well as lead acid version which is much cheaper but is not eligible for subsidy. Currently, the Jonway Auto has received certain orders from major customers for Jonway Auto’s type approved EV minivan.  This capacity requires working capital that is currently beyond the Company’s ability to produce and deliver and the Company is seeking alternative financing to support the working capital requirements for these orders.  Additional to these orders, Jonway Auto’s existing dealership networks also have requested delivery of the EV minivan and EV SUVs but due to strain on working capital, Jonway Auto has not accepted any additional orders of either product at this point. Jonway Auto began to focus its business on EV over the last year and its manufacturing plant has been modified to support mass production of several full electric vehicle models this year.  With the urgent priority to provide multiple manufacturing EV production lines to support multiple models of EVs, Jonway Auto reduced its resource investment in the traditional gasoline vehicle products and cut back on funding the sales and marketing of its gasoline SUV and gasoline minivans. This resulted in turnover of many of the dealership networks that are currently not focusing on selling EVs.  The overall dealership network has shrunk over the last year and the plan is to re-establish new dealership networks in regions with EV subsidies and EV market demands.

Jonway Auto has reorganized to support the ramp up of electric vehicle production and realigned its resources to support sales and marketing to fleet markets and large clients, including to leasing companies and government organizations in the major cities.

The combined companies’ new EV product lines now include the A380 SUV EV, minivan EV, and the Urbee. Both the EV SUV and EV minivan products leverage the production moldings and the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans occurred in 2015.

ZAP and Jonway Auto has increased its factory production capacity and running its operations at seven days per week, single shift, with production of around 50 EV minivans per day in order to meet pressing backlog orders from Dong Feng Motor Corporation.  Jonway Auto is on target to produce 800 EV minivans for October, and will be ramping up to meet the 3,000 EV minivans. A second shift with additional factory equipment may have to be added to reliably meet volumes of 2,000 or more per month. The target is to reach sales of no less than 20,000 of Jonway’s EV minivans in 2016 and aggregating to sales of 100,000 of ZAP and Jonway’s EV minivans as projected by Dong Feng over the next three years. The partnership with Dong Feng Motor facilitated by Shi Kong from Hangzhou enables Jonway Auto to offload the cost of lithium battery and the electric motor cost to Dong Feng and Shi Kong. This represents more than half of the cost of materials for the EV minivans.

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

The near term objective is to produce enough volume of the Urbees in order to cover the overhead cost of Jonway’s factory, despite the lower gross margins of the Urbees. Our target is to be able to produce and sell around 1500 to 2000 per month which will cover part of the overhead cost of the factory. However, the Urbees are limited by the constraint that LSV is not an approved category for automobiles in China, although in many provinces local governments have allow these vehicles to be operating in small towns and country roads. There are many LSV companies lobbying with the government to approve this as a legal category so that LSVs can receive automobile license plates and operate legally in all of the cities. Jonway’s strategy currently is to address the EV city market by offering the SUV and minivan with the shorter range and smaller engines targeting city drivers and short distance delivery van markets because both the SUV and the minivan are approved categories under the Chinese automobile license that Jonway has.

Our strategy in the longer term is to serve the growing fleet EV market with the EV minivan and EV SUV, with emphasis initially on the EV minivan for delivery market. While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP Jonway believes government and corporate fleets can more quickly and more successfully deploy electric vehicles because they are more likely to have adequate charging infrastructure, service and support and the vehicles may travel along predictable routes and have a central point of operation. Fleet markets or delivery vehicles are more sensitive to the economics of fuel cost and when electric vehicles can be offered at comparable prices to gasoline vehicles, given the support of subsidies, the proposition to use EVs can be compelling for these markets.

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

As Chinese government continues to offer excellent incentives for EVs, moving away from the amount of lithium batteries to incentivizing longer range of the EV models, the market is now more readily adopting EVs for utility markets where recharging is less of an issue due to the use of central depot for charge stations. The smaller EV products of both SPARKEE and URBEE are focused on addressing urban commuter markets. The plan going forward is to adapt these models to support EMS vehicles for deliveries and service industries.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales increased by $0.8 million, from $28.7 million for the year ended December 31, 2014 to $29.5 million for the year ended December 31, 2015.  This increase primarily related to the increased sales of EV minivan products.  Jonway’s sales contributed $29.2 million and $27.9 million to net sales for the years ended December 31, 2015 and 2014, respectively.

During the fiscal year 2015, Jonway sold 1,272 units of SUVs and 3,067 units of EV minivans. During the fiscal year 2014, Jonway sold 1,709 units of SUVs and 15 units of minivans.  In April of 2014, Jonway commenced the sales of Urbee which is a low-speed electric vehicle. Jonway sold 1,255 unit of Urbee and 4,375 units of Urbee for the years ended December 31, 2015 and 2014, respectively. The management of ZAP expects that the sales of Urbee in the coming year will be sharply increased.

The sales volume of SUVs decreased due to the following reasons: (i) more SUV models were launched into market by China-based auto makers, which intensified the competition, (ii) Although Jonway launched the upgraded A380, the resulting sales volume did not reach the expected volume, (iii) China’s overall economic condition worsened compared to fiscal year 2014. The sales volume of EV minivans increased in 2015 as compared to that of 2014 because the company intended to withdraw from the gasoline market of this segment and focused on the electric vehicle market of commercial vehicle.

In our Advanced Technology segment, there were no sales transactions for the years ended December 31, 2015 and 2014, respectively.

In our Consumer Product (ZAP) segment, sales decreased by $519,000 from $800,000 for the year ended December 31, 2014 to $281,000 for the year ended December 31, 2015.

Car Outlet (Voltage Vehicles Car Lot) segment has been effectively closed.  We have discontinued this business segment during the fiscal year 2014.

Gross loss decreased by $1.7 million, from gross loss of $3.0 million for the year ended December 31, 2014 to gross loss of $1.3 million for the year ended December 31, 2015.  The decrease in gross loss for the year ended December 31, 2015 related primarily to the increase in sales volume and higher gross margins from the SUVs and minivans sold in China for the Jonway cars.

In our Advanced Technology segment, there were no sales transactions for the years ended December 31, 2015 and 2014, respectively.

In our Consumer Products (ZAP) segment, we experienced a decrease of $154,000 in gross profit from a gross profit of $225,000 for the year ended December 31, 2014 to a gross profit of $71,000 for the year ended December 31, 2015 due to slowdown of sales.

Sales and marketing expenses decreased by $0.7 million, from $4.0 million for the year ended December 31, 2014 to $3.3 million for the year ended December 31, 2015. The decrease in selling and marketing expense was mainly due to the decrease in advertisement expenditures resulted from the tighten budget during the year 2015.

General and administrative expenses increased by $2.1 million, from $8.7 million for the year ended December 31, 2014 to $10.8 million for the year ended December 31, 2015. The increase was primarily due to the increase of bad debt provision for the year ended December 31, 2015.

Research and development expenses increased by $0.9 million from $0.6 million for the year ended December 31, 2014 to $1.5 million for the year ended December 31, 2015. The increase was due to the introduction of Jonway’s LSV line of 2 door and 4 door vehicles and research and development on new EV products.

Impairment loss was approximately $1.1 million for the year ended December 31, 2015.  The impairment loss of $5.6 million for the fiscal year of 2014 was recorded for the CNG distribution right and the Trade name.

Interest expense, net decreased by $1.5 million, from $4.0 million for the year ended December 31, 2014 to $2.5 million for the year ended December 31, 2015. The decrease was due to reduced bank borrowing, repayment of convertible notes and decreased bank acceptance notes.

 Other income decreased by $1.8 million, from $1.9 million for the year ended December 31, 2014 to $0.3 million for the year ended December 31, 2015.  In 2014, ZAP US reversed the over-provision of recall expenses accrued in 2012 since the claims for the refund were expired as of December 31, 2014.

Net loss decreased by $4.3 million, from $24.4 million for the year ended December 31, 2014 to $20.1 million for the year ended December 31, 2015. The decrease was mainly a result of a decrease in gross loss and less impairment charge for fiscal year 2015.

Liquidity and Capital Resources

               The automobile production business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, and bank acceptance notes, have utilized to finance the working capital requirements and the capital expenditures of our Company.

               As a result, our debt to equity ratio as of December 31, 2015 and 2014 were (6.39) and (49.37) respectively. Our equity deficiency as of December 31, 2015 was $14.8 million. As of December 31, 2015, our current liabilities exceeded the current assets by approximately $70.9 million, which raise substantial doubt about our ability to continue as a going concern. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase our cash flows from operations and revenue derived from our products. If the Company’s revenues do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing our liquidity, we monitor and analyze our cash on-hand, our operating and capital expenditure commitments and our financing abilities. Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. At December 31, 2015, we believe that we will have sufficient liquidity required to conduct operations through December 31, 2016.

In June 2015, we were approved for up to an aggregate of $7.1 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in June 2016. As of December 31, 2015, $7.1 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.5 million.  In July 2014, the Company entered into an 11 months short-term loan of $1.2 million at an interest rate of 7.2%. The loan was repaid when due in June 2015. As of December 31, 2015, $3.5 million was still available for future use.

In March 2014, the Company has obtained up to an aggregate of $15.4 million of credit line with the credit exposure of $5.7 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. In March 2014, Jonway Auto borrowed a one year short-term loan of $1.0 million. The annual interest rate was 7.08% and the loan was due in March 2015. The company then early settled the loan in December 2014. As of December 31, 2015, Jonway Auto borrowed a half year short-term loan of $3.0 million at annual interest rate of 5.9%. The loan is due on April 28, 2016.  We have also drawn down $6.4 million in the form of notes payable as of December 31, 2015. For certain notes payables utilizing the credit exposure of $2.6 million, we deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes are due from March 2016 to April, 2016.  As of December 31, 2015, the credit exposure of $5.7 million has been used. The credit line expires in March 2016.

 In March 2014, we were approved up to an aggregate of $5.1 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of December 31, 2015, the total outstanding loan under this credit line was $4.6 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.9%.  The loans are due in various dates from April 2015 to November 2016. As of December 31, 2015, a credit exposure of $4.6 million has been used, and $0.5 million was still available for use. The credit line expires in March 2017.

We intend to utilize the above credit lines to expand the electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through September 30, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016.

 Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the year ended December 31, 2015, Wang Gang, the Chief Executive Officer (“CEO”) and Jonway Group injected $5.4 million to the Company and plans to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

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

We used cash in operations activities of $2.6 million for the year ended December 31, 2015. Cash used in operations in 2015 was the result of the net loss of $20.1 million, offset by non-cash expenses of $11.7 million.  In 2015, non-cash expenses mainly included $0.07 million for stock-based compensation to employees and service providers, $8.2 million of depreciation and amortization, $1.1 million impairment loss on assets and $2.4 million of provision for doubtful accounts. Cash provided by operations activities was $0.15 million for the years ended December 31, 2014. Cash provided by operations activities in 2014 was the result of the net loss of $24.4 million, offset by non-cash expenses of $15.1 million.  In 2014, non-cash expenses mainly included $0.2 million for stock-based compensation to employees, $5.6 million of impairment loss of long-lived assets, $8.3 million of depreciation and amortization, $0.5 million of amortization of debt discount.

In 2015, the net change in operating assets and liabilities resulted in a cash increase of $5.8 million. The change was primarily due to increase in accounts receivable of $0.7 million, increase in accounts payable of $0.6 million, increase in accrued liabilities of $1.6 million, increase in advances from customers of $0.7 million and increase in due to related parties of $1.9 million and offset by decrease in other payables if $0.8 million.

In 2014, the net change in operating assets and liabilities resulted in a cash increase of $9.5 million. The change was primarily due to increase in accounts receivable of $2.7 million, increase in due from related parties of $3.5 million, increase in due to related parties of $5.5 million and offset by decrease in accrued liabilities and accounts payable of $1.2 and $2.1 million respectively .

         We used cash of $1.0 million and $1.1 million in the investing activities for the acquisition of property and equipment for the years ended December 31, 2015 and 2014, respectively.

 We provided cash of $3.5 million from the financing activities, and used cash of $1.5 million in financing activities for the years ended December 31, 2015 and 2014, respectively. In 2015, we received $2.2 million and $14.1 million, respectively, from short term borrowings and notes payable. The issuance of common stock generated $6.2 million, and restricted cash was reduced by $1.2 million.  These were offset by the repayments of notes payable and short term borrowings of $14.3 million and $6.2 million, respectively.

In 2014, we received $13.2 million and $34.0 million, respectively, from short term borrowings and notes payable. The issuance of common stock generated $1.9 million. These were offset by an increase in restricted cash of $26,000 and repayments of notes payable and short term borrowings of $31.8 million and $18.3 million, respectively.

 We had cash and cash equivalents balance of $0.06 million as of December 31, 2015 as compared to the balance of $0.24 million as of December 31, 2014. We had a working capital deficit of $70.8 million as of December 31, 2015 as compared to a deficit of $69.5 million as of December 31, 2014.  We had a recurring loss of $20.1 million and $24.4 million for fiscal 2015 and 2014, respectively.  Even though we had the above negative factors, we still believe that there is sufficient liquidity for our operations through December 31, 2016.

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

Goodwill and Intangibles

Intangible assets consist of trade names, developed technology, in process research and development and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the estimated useful lives of seven years for developed technology and eight years for the customer relationships. Costs incurred by the Company in connection with trademark applications and approvals from governmental agencies, including legal fees and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs of completed developments are capitalized and amortized over an estimated economic life of the asset commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred. In Process Technology and tradename are determined to have an indefinite useful life and not amortized, but instead are tested for impairment at least annually. As of December 31, 2015 and 2014, the Company recognized an impairment loss of $0.1 million and $0.6 million for the Trade name, respectively.

  As a result of our acquisition of Jonway, we have recorded goodwill and various amortizable intangible assets. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Our goodwill at December 31, 2015 and 2014 was approximately $0.3 million.

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

We have audited the accompanying consolidated balance sheets of ZAP and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2015.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficiency and negative shareholders’ equity at December 31, 2015, as well as recurring net losses, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York
April 14, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$60	$238
Restricted cash	8,988	10,673
Notes receivable	-	81
Accounts receivable, net	5,915	2,724
Inventories, net	7,743	8,380
Prepaid taxes	147	110
Prepaid expenses and other current assets	574	377
Total current assets	23,427	22,583

Property, plant and equipment, net	35,893	42,595
Land use rights, net	8,930	9,711

Other assets:
Distribution fees, net	6,959	9,399
Intangible assets, net	2,513	3,195
Goodwill	314	332
Due from related party	1,614	2,791
Deposits and other assets	-	390
Total other assets	11,400	16,107
Total assets	$79,650	$90,996

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2015	2014

LIABILITIES AND DEFICIENCY
Current liabilities:
Short term loans	$7,702	$9,849
Accounts payable	21,486	21,389
Senior convertible debt	21,465	20,679
Accrued liabilities	4,000	3,848
Notes payable	14,366	17,747
Advances from customers	7,391	7,139
Taxes payable	1,638	1,266
Due to related party	13,978	7,121
Other payables	2,256	3,094
Total current liabilities	94,282	92,132

Long term liabilities:
Accrued liabilities and others	152	745
Total long term liabilities	152	745
Total liabilities	94,434	92,877

Commitments and contingencies

Deficiency
Common stock, no par value; 800 million shares authorized;
578,465,159 and 461,395,508 shares issued and outstanding
at December 31, 2015 and 2014, respectively	251,689	244,368
Accumulated other comprehensive income	1,359	1,655
Accumulated deficit	(264,144)	(250,000)
Total ZAP shareholders' deficiency	(11,096)	(3,977)
Non-controlling interest	(3,688)	2,096
Total deficiency	(14,784)	(1,881)
Total liabilities and deficiency	$79,650	$90,996

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except share and per share data)

	For the Years Ended December 31,
	2015	2014

Net sales	$29,460	$28,689
Cost of goods sold	(30,722)	(31,703)
Gross loss	(1,262)	(3,014)

Operating expenses:
Sales and marketing	3,323	3,982
General and administrative	10,775	8,711
Research and development	1,479	634
Impairment loss on assets	1,082	5,596
Total operating expenses	16,659	18,923

Loss from operations	(17,921)	(21,937)

Other income (expense):
Interest expense, net	(2,464)	(4,023)
Other income	330	1,888
Total income (expense)	(2,134)	(2,135)
Loss before income taxes	(20,055)	(24,072)
Income tax benefit (expense)	-	(301)
Net loss	$(20,055)	$(24,373)
Less: loss attributable to non-controlling interest	5,911	6,790
Net loss attributable to ZAP’s common shareholders	$(14,144)	$(17,583)

Net loss	$(20,055)	$(24,373)
Other comprehensive loss
Foreign currency translation adjustments	(169)	(102)
Total comprehensive loss	(20,224)	(24,475)
Less: Comprehensive loss attributable to non-controlling interest	5,784	6,840
Comprehensive loss attributable to ZAP	$(14,440)	$(17,635)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.03)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	502,660	377,547

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDAIRIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
(In thousands, except share and per share data)

				Accumulated Other		Non-
	Common Stock		Accumulated	Comprehensive	Shareholders'	controlling	Total ZAP
	Shares	Amount	deficit	Income	Equity (Deficiency)	interest	Equity (Deficiency)
Balance at January 1, 2014	302,518	$231,125	$(232,417)	$1,707	$415	$8,936	$9,351

Stock based compensation		219	-	-	219	-	219
Note discount for convertible senior debt		(120)	-	-	(120)	-	(120)
Issuance of common stock	31,667	1,900	-	-	1,900	-	1,900
Common stock issued for services	63	5	-	-	5	-	5
Common stock issued for acquisition of distribution rights	61,000	5,969	-	-	5,969	-	5,969
Common stock issued to settle interest payable	15,167	1,876	-	-	1,876	-	1,876
Common stock issued to redeem convertible bond	15,066	1,200	-	-	1,200	-	1,200
Common stock issued to settle outstanding balance due to related parties and third parties	35,915	2,194	-	-	2,194	-	2,194
Foreign currency translation loss				(52)	(52)	(50)	(102)
Net loss			(17,583)		(17,583)	(6,790)	(24,373)
Balance at December 31, 2015	461,396	$244,368	$(250,000)	$1,655	$(3,977)	$2,096	$(1,881)

Stock based compensation		74	-	-	74		74
Issuance of common stock	102,776	6,167	-	-	6,167	-	6,167
Common stock issued for service	5,833	350	-	-	350		350
Common stock issued to settle interest payable	14,455	1,237	-	-	1,237		1,237
Cancellation of common stock	(5,995)	(507)	-	-	(507)		(507)
Foreign currency translation gain (loss)	-		-	(296)	(296)	127	(169)
Net loss	-	-	(14,144)	-	(14,144)	(5,911)	(20,055)
Balance at December 31, 2015	578,465	$251,689	$(264,144)	$1,359	$(11,096)	$(3,688)	$(14,784)

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,055)	$(24,373)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based employee compensation	74	224
Depreciation and amortization	6,769	6,844
Amortization of distribution agreement	1,440	1,440
Provision for doubtful accounts	2,416	236
Changes in inventory reserve	(84)	(170)
Impairment loss of long-lived assets	1,082	5,596
(Gain) loss from disposal of equipment	(23)	87
Deferred tax provision	0	301
Amortization of debt discount	0	513
Changes in assets and liabilities:
Accounts receivable	756	2,709
Notes receivable	80	102
Inventories	288	(603)
Due from related parties	21	3,466
Prepaid expenses and other assets	164	333
Accounts payable	635	(2,116)
Accrued liabilities	1,583	(1,205)
Taxes payable	545	(425)
Advances from customers	659	1,935
Due to related parties	1,934	5,542
Other payables	(871)	(287)
Net cash (used in) provided by operating activities	(2,587)	149

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,020)	(1,114)
Proceeds from disposal of equipment	23	56
Net cash flows used in investing activities	(997)	(1,058)

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$1,164	$26
Repayment of convertible bonds	(100)	-
Repurchase of common stock	(407)	-
Proceeds from issuance of common stock	6,167	1,900
Proceeds from notes payable	14,112	33,964
Proceeds from short term loans	2,248	13,267
Proceeds of convertible bonds	786	(500)
Repayments of notes payable	(14,349)	(31,826)
Payments on short term loans	(6,157)	(18,297)
Net cash provided by (used in) financing activities	3,464	(1,466)
Effect of exchange rate changes on cash and cash equivalents	(58)	(16)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(178)	(2,391)
CASH AND CASH EQUIVALENTS, beginning of year	238	2,629
CASH AND CASH EQUIVALENTS, end of year	$60	$238

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$810	$1,778
Cash paid during year for income taxes	$-	$2

Non-cash transaction:
Issuance of stocks for service or settlements	$1,687	$11,244

See accompanying notes to the consolidated financial statements.

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

 BASIS OF PRESENTATION AND CONSOLIDATION

 The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, Advanced Technology Vehicles, ZAP and ZAP Hong Kong as of and for the years ended December 31, 2015 and 2014 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

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
.
Liquidity and Capital Resources

As of December 31, 2015, our current liabilities exceeded the current assets by approximately $70.9 million and our equity deficiency was $14.8 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase our cash flows from operations and revenue derived from our products. If the Company’s revenues do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Liquidity and Capital Resources (Continued)

In assessing our liquidity, we monitor and analyze our cash on-hand, liquidation value of our investment in securities, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

In 2015, we were approved to renew for up to an aggregate of $7.1 million of a credit line from Everbright Bank. This credit line can only been used in the form of notes payable with 50% restricted cash deposited. Thus, we were approved for a credit exposure of $3.5 million. As of December 31, 2015, the credit exposure of $3.5 million has been used. The credit line expires in June 2016.

In 2014, we were approved up to an aggregate of $15.4 million of a credit line, with the credit exposure of $5.7 million from the Sanmen Branch of CITIC Bank (“CITIC”) through Jonway. As of December 31, 2015, the credit exposure of $5.7 million has been used. The credit line expires in March 26, 2016.

In 2014, we were approved up to an aggregate of $5.1 million of a credit line from Industrial and Commercial Bank of China (ICBC). As of December 31, 2015, a credit exposure of $4.6 million has been used, and $0.5 million was still available for use. The credit line expires in 2017.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also our principal shareholder, Jonway Group, has agreed to provide the necessary support to meet our financial obligations through December 31, 2016 in the event that we require additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016, as of July 30th, 2015 (see Note 8).

 We will require additional capital to expand our current operations.  In particular, we require additional capital to continue development of our electric vehicle business, to continue strengthening our dealer network and after-sale service centers and expanding our market initiatives.  We also require financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute on our business plan and pursue our efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric and other fuel efficient vehicles.

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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the year ended December 31, 2015, Wang Gang, the Chief Executive Officer (“CEO”) and Jonway Group injected $5.4 million to the Company and plans to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

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

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with one high credit quality financial institution. As of December 31, 2015, deposits exceeded the amount of insurance provided by $58,000; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

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

The Company currently relies on various outside contract manufacturers in China to supply vehicles parts and products for its customers. Although management believes that other contract manufactures could provide similar services and intends to transition its manufacturing to Jonway’s facilities in Sanmen, China, but, if these Chinese companies are unable to supply electric vehicles and the Company is unable to transition manufacturing to Jonway’s facilities or find alternative sources for these product and services, the Company might not be able to fill existing backorders and/or sell more electric vehicles. Any significant manufacturing interruption could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company records revenues for Jonway sales only upon the occurrence of all of the following conditions:

-	Company has received a binding purchase order from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

-	purchase price has been fixed, based on the terms of the purchase order;

-	Company has delivered the product from its factory to a common carrier acceptable to the customer; and

-	Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Sales are recognized net of sale discounts, rebates and return allowances.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

 Foreign Currency Translation (continued)

	December 31, 2015	December 31, 2014

Balance sheet items, except for share capital, additional	$ 1=RMB 6.4917	$ 1=RMB 6.1460
paid in capital and retained earnings, as of year end

Amounts included in the statements of operations	$ 1=RMB 6.2288	$ 1=RMB 6.1457
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

The Company’s Trade name is measured at fair value on a non-recurring basis, as further discussed below under “Intangible Assets”.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

 Accounts Receivable

 Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles from the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. The allowance for doubtful accounts was approximately $1.5 million and $0.4 million on December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014 respectively, the company has reserved approximately $1.3 million and $1.4 million of its inventory for obsolescence.

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

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a finite life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 8.5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs are amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred. In Process Technology and tradename are determined to have an indefinite useful life and not amortized, but instead are tested for impairment at least annually. As of December 31, 2015 and 2014, the Company recognized an impairment loss of $0.1 million and $0.6 million for the Trade name, respectively. The impairment charge was based on the fair value which was estimated based on discounted cash flows (level 3 inputs).

Goodwill

Goodwill is determined to have an indefinite useful life and not amortized, but instead are tested for impairment at least annually.   The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.   Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. No impairment on goodwill as of December 31, 2015 and 2014.

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

Jonway	2015	2014
Balance as of January 1	$481	$631
Provision for warranties	421	483
Charges against warranties	(329)	(633)
Balance December 31	573	481
Less: long term portion	(123)	(188)
Current portion	$450	$293

$123,000 was included in “accrued liabilities and others- long term” on the consolidated balance sheets. $450,000 was included in short-term “accrued liabilities” on the consolidated balance sheets.

Comprehensive loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency translation adjustments and unrealized net losses on investments.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Management early adopted this update for the year ended December 31, 2015 and the adoption of this update does not have any material impacts on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

In March, 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on the consolidated financial statements.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3– INVENTORIES, NET

Inventories, net at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014

Work in Process	$2,237	$3,054
Parts and supplies	3,616	3,601
Finished goods	3,186	3,105
	9,039	9,760
Less - inventory reserve	(1,296)	(1,380)
Inventories, net	$7,743	$8,380

Changes in the Company’s inventory reserve during the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Balance opening year	$1,380	$1,981
Current (recovery) provision for Jonway Auto	(132)	251
Current provision (recovery) for inventory ZAP-net	48	(852)
Balance end of year	$1,296	$1,380

NOTE 4 - Property, plant and equipment, net, and Land Use Rights

Property, plant and equipment, net at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014

Buildings and improvements	$20,260	$21,381
Machinery and equipment	47,917	48,914
Office furniture and equipment	853	889
Vehicles	739	817
	69,769	72,001
Less: accumulated depreciation
and amortization	(33,876)	(29,406)
	$35,893	$42,595

Four pieces of land were acquired from the acquisition of Jonway auto in 2011. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2015 and 2014, land use rights consist of the following:

	December 31, 2015	December 31, 2014

Land use right	$10,395	$10,978
Software	102	109
	10,497	11,087
Less: accumulated amortization	(1,370)	(1,146)
Less: accumulated Translation Adjustments	(197)	(230)
	$8,930	$9,711

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property, plant and equipment, net, and Land Use Rights (continued)

        As of December 31, 2015, estimated future amortization expense for land use rights is as follows (in thousands):

Amortization
Year	Expense
2016	$200
2017	193
2018	192
2019	191
2020	191
Thereafter	7,963
$8,930

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $6.8 million for the years ended December 31, 2015 and 2014

NOTE 5- INTANGIBLE ASSETS, NET & GOODWILL

       The goodwill and other intangible assets at December 31, 2015 and 2014 are summarized as follows:

			Impairment provision,
			Amortization and accumulated
		Net Book	translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the year ended	Value
	(In Years)	December 31, 2014	December 31, 2015	December 31, 2015
Patents and Trademarks	7	$7	$(7)	$-
Customer Relationships	8.5	428	(112)	316
Developed Technology	7	972	(353)	619
In Process Technology	(a)	188	(10)	178
Trade name	(a)	1,600	(200)	1,400
Intangible assets		$3,195	$(682)	$2,513

Goodwill		$332	$(18)	$314

(a)	The in process technology and trade name have been determined to have an indefinite life.

As of December 31, 2015 and 2014, the company recognized an impairment loss of approximately $0.08 million and $0.6 million for the Trade name, respectively. The impairment charges were based on the fair value which was the estimation of discounted cash flow.

As of December 31, 2015, estimated future amortization expense for intangibles assets, subject to amortization, is as follows (in thousands):

Year ended December 31,	Amortization Expense
2016	$464
2017	378
2018	93
$935

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements as of December 31, 2015 and 2014 are presented below (in thousands):

	December 31, 2015	December 31, 2014

Better World Products-related party	$2,160	$2,160
CNG Products	-	1,000
Jonway Products	14,400	14,400
	16,560	17,560
Less: amortization and impairment	(9,601)	(8,161)
	$6,959	$9,399

Amortization expenses related to these distribution agreements for the years ended December 31, 2015 and 2014 was $1.4 million.  Amortization is based over the term of the agreements. As of December 31, 2015 and 2014, the company recognized an impairment loss of $1.0 million and $5.0 million for the distribution right of CNG Products, respectively. The estimated future amortization expense is as follows (in thousands):

Year ended December 31,

2016	$1,440
2017	1,440
2018	1,440
2019	1,440
2020	1,199
Thereafter	-
Total	$6,959

Distribution Agreement with Better World, Ltd

On January 15, 2010, ZAP entered into a Stock Purchase Agreement with a related party, Better World, Ltd., a British Virgin Islands company, whereby the Company issued 6 million shares of its common stock valued at $2.16 million in exchange for an agreement on terms relating to rights to the distribution of Better World products, such as charging stations for electric vehicles both in the U.S. and internationally. Priscilla Lu, the previous Chairman of the Board of Directors of ZAP, is also a director of Better World, Ltd.

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

Distribution Agreement with Jonway Auto for CNG Products

On June 26, 2014, ZAP entered into an International Distribution with Jonway Auto as the distributor of Jonway Auto’s compressed natural gas SUV and compressed natural gas minivan, both in the U.S. and internationally. In connection with the distribution agreement the Company also issued 61 million shares of ZAP common stock valued at $6.0 million to Jonway Group. For the year ended December 31, 2015 and 2014, the company recognized an impairment loss of $1.0 million and $5.0 million for the distribution right of CNG Products, respectively.  As of December 31, 2015, the net carrying value of distribution rights with Jonway Auto for CNG products was nil.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN JOINT VENTURES

On December 11, 2009, the Company entered into a Joint Venture Agreement to establish a new US-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Holley Group, the parent company of a global supplier of electric power meters and Better World. Priscilla Lu, Ph.D., who was the previous Chairman of the Board of ZAP, is also a director and General Partner of Cathaya Capital, which is a director of Better World. In January of 2011, Holley Group’s interest in ZAP Hangzhou was purchased by Jonway Group. ZAP and Better World each own 37.5% of the equity shares of ZAP Hangzhou, and Jonway Group owns 25% of the equity shares of ZAP Hangzhou. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million. The management decided to temporarily suspend the operation of the joint venture until existing projects are completed.

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

            The carrying amount of Company’s investment in the joint ventures as of December 31, 2015 and 2014 was nil. The Company recorded a loss of $Nil in ZAP Hangzhou, and a loss of $Nil in Shanghai Zapple for the years ended December 31, 2015 and 2014.

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Lines of Credit

In June 2015, we were approved for up to an aggregate of $7.1 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in June 2016. As of December 31, 2015, $7.1 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.5 million.  In July 2014, the Company entered into an 11-month loan of $1.2 million at an interest rate of 7.2%. The loan was repaid when due in June 2015. As of December 31, 2015, $3.5 million was still available for future use. The credit line expires in June 2016.

In March 2014, the Company has obtained up to an aggregate of $15.4 million of credit line with the credit exposure of $5.7 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. In March 2014, Jonway Auto borrowed a one year short-term loan of $1.0 million. The annual interest rate was 7.08% and the loan was due in March 2015. The company then early settled the loan in December 2014. As of December 31, 2015, Jonway Auto borrowed a half year short-term loan of $3.0 million at annual interest rate of 5.9%. The loan is due on April 28, 2016.  We have also drawn down $6.4 million in the form of notes payable as of December 31, 2015. For certain notes payables utilizing the credit exposure of $2.6 million, we deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes are due from March 2016 to April, 2016.  As of December 31, 2015, the credit exposure of $5.7 million has been used. The credit line expires in March 2016.

 In March 2014, we were approved up to an aggregate of $5.1 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of December 31, 2015, the total outstanding loan under this credit line was $4.6 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates are from 5.0% to 6.9%.  The loans are due in various dates from April 2015 to November 2016. As of December 31, 2015, a credit exposure of $4.6 million has been used, and $0.5 million was still available for use. The credit line expires in March 2017.

 In December 2012, we were approved up to an aggregate of $4.1 million of a credit line from Taizhou Bank. This credit line was reduced to $2.4 million in early 2014 when it was renewed, and expired in January 2015. This credit line was guaranteed by related parties. As of December 31, 2014, the total outstanding loans from Taizhou Bank under this credit line were $1.1 million. The loans were extended and due separately in February and April 2015, respectively, and have been fully repaid in February 2015.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES (continued)

Short term loans

Short term loans as of December 31, 2015 and 2014 are presented below:

		December 31, 2015	December 31, 2014
Loan from CITIC bank	(a)	$3,081	$976
Loan from ICBC	(b)	4,621	6,484
Loan from Taizhou Bank	(c)	-	1,139
Loan from China Everbright Bank	(d)	-	1,220
Loan from Pay-Ins Prem		-	30
		$7,702	$9,849

(a)
In October 2015, Jonway Auto borrowed a half year short-term loan of $3.0 million at annual interest rate of 5.9%. The loan is due on April 28, 2016.  The loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $4.9 million as of December 31, 2015 has been pledged as security for this loan. The shareholder and CEO Alex Wang also personally guaranteed these loans.

(b)
In April 2014, the Company borrowed a one year short-term loan from ICBC of $0.8 million with 100% cash deposited as collateral for the loans. The annual interest rate is 6%. The loan was repaid when due in April 2015. In June 2014, the company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.26%. The loan was repaid when due in June 2015. In August 2014, the company borrowed a one year short-term loan from ICBC of $1.1 million at the annual interest rate of 6.92%, the loan has been fully repaid in July 2015. In September 2014, the company borrowed a 6-month short-term loan from ICBC of $0.8 million at the annual interest rate of 5.04%. The loan of $0.8 million has been paid when due in March, 2015. In October 2014, the company borrowed $1.5 million of a short term loan from ICBC. The loan will expire in October 2015 with the annual interest rate is 6.6% and the loan was repaid subsequent to September 30, 2015. The company borrowed a one year short term loan of $1.1 million in November 2014 at an annual interest of 6.6% and the loan was fully repaid when it was due in November 2015. In March 2015, the company borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.4%. In June 2015, the company borrowed a one year short-term loan of $0.3 million from ICBC at an annual interest rate of 5.92%. In July 2015, the Company borrowed a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.7%.  In October 2015, the Company borrowed a one year short-term loan of $1.4 million at an annual interest of 6.4%. In November 2015, the Company borrowed a one year short-term loan of $1.1 million at an annual interest rate of 6.1%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and Co-CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $3.2 million with ICBC and $0.8 million of restricted cash was deposited of December 31, 2015.

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

        The weighted average interest rates were 6.4% and 7.0% for the years ended December 31, 2015 and 2014, respectively.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 –LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES (continued)

Bank acceptance notes

As of December 31, 2015, the Company has bank acceptance notes payable in the amount of $14.4 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of December 31, 2015, the restricted cash for the notes was $8.2 million.

	(In thousands)
	December 31, 2015	December 31, 2014
a) Bank acceptance notes payable to China Everbright bank (a)	$7,086	$11,372
b) Bank acceptance notes payable to Taizhou bank (b)	-	651
c) Bank acceptance notes payable to CITIC bank (c)	6,428	5,724
d) Bank acceptance notes payable to Shanghai Pudong Development bank (d)	852	-
	$14,366	$17,747

a.
Notes payable to China Everbright bank have various maturity dates in June 2016. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.0 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability. All the note payable balance as of December 31, 2014 was repaid upon due.

b.
2014 Notes payable to Taizhou bank have various maturity dates in February, 2015. The Company is required to maintain cash deposits at 50% to 100% of the notes payable with the bank, in order to ensure future credit availability. The note payable was repaid when due.

c.
Notes payable to CITIC bank will be due in March 2016.  Except for the note payable utilizing credit exposure of $2.6 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

d.	Notes payable to Shanghai Pudong Development Bank will be due in January and May, 2016. The company is required to maintain cash deposits at 100% of the notes payable with the bank.

NOTE 9 - CONVERTIBLE DEBT

Convertible debt consists of the following:

	December 31, 2015	December 31, 2014

Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	786	-
	$21,465	$20,679

(a)	Senior convertible debt - CEVC

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with CEVC, a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., and a Cayman Islands exempted limited partnership (“Cathaya”).  Priscilla Lu was the former chairwoman of the board of directors of ZAP, a managing partner of Cathaya and a director of CEVC.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBT (continued)

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

Upon expiration date of the CEVC note, this convertible note will likely be repaid by ZAP in the form of Jonway Auto shares in order to reduce the liability of ZAP.  If the CEVC note is repaid by Jonway Auto shares, ZAP’s ownership of Jonway Auto would be reduced to less than majority interest, resulting in need to reconsider eligibility for consolidation.  Due to the increasing accumulation of debt from Jonway Auto, largely because of the lack of working capital to fulfill orders, Jonway Auto may seek equity funding in order to meet its operational financial needs.  If this were to happen, then the additional equity investment into Jonway Auto would also reduce ZAP’s majority equity ownership in Jonway Auto.  The qualification to meet consolidation for ZAP would have to be reassessed based on ZAP’s financial control, board and management control of Jonway Auto.

(b)	Convertible debt – Mr. Luo Hua Liang

On September 3, 2015, the board approved issuance of a convertible note to Mr. Luo Hua Liang (Mr. Wang Alex’s brother in-law) for his investment of RMB 5 million immediately deposited within one week of signing of the agreement and another investment up to RMB 5 million within one month of signing of the agreement. Both notes have one year terms at the interest rate of 12% per annum. The investment was transferred to Jonway Auto as the loan from the Company to Jonway Auto. The convertible note shall either be repaid in cash from Jonway Auto or be paid in ZAP shares. The convertible note’s conversion price is $0.06 per share.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company is subject to United States of America (“United States” or “US”) and People’s Republic of China (“China” or “PRC”) income tax on any profit generated.

Loss before provision for income taxes consisted of:

	2015	2014
United States	$(7,992)	$(10,515)
China	(12,063)	(13,557)
	$(20,055)	$(24,072)

The Company recorded $Nil and $0.3 million provision for income tax for the years ended December 31, 2015 and 2014, respectively. Included in the provision for income tax, there was $Nil and $0.3 million deferred tax provision for the years ended December 31, 2015 and 2014.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. The Company has no taxable income for the year so did not incur income taxes. The applicable income tax rate for the Company for both years ended December 31, 2015 and 2014 was 34%.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2015 and 2014 is presented below:

	December 31,
	2015	2014
Net operating loss carryovers - US	$54,132	$51,415

Temporary differences, including
Stock based compensation	(6,557)	(6,532)
Fixed assets, due to differences in depreciation	(288)	(288)
Non-qualified options and warrants	(6,728)	(6,728)
Reserves on investments	(2,069)	(2,069)
Intangible assets, due to impairment	(2,342)	(2,002)
R&D credit	138	138
Amortization of debt discount	(1,865)	(1,865)

Total gross deferred tax assets - US	$34,421	$32,069
Valuation allowance - US	(34,421)	(32,069)
Net deferred tax assets	$-	$-

       The net change in the valuation allowances for the years ended December 31, 2015 and 2014 were an increase of $2.4 million and a decrease of $0.6 million, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established.

       As of December 31, 2015, the Company had net operating loss carry forwards of approximately $159 million for US federal income tax purposes, which expires in the years 2016 through 2031.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

       The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the years ended December 31, 2015 and 2014. The federal tax returns of 2011, 2012, 2013 and 2014 remain subject to examination. And the state tax returns from 2009 to 2014 remain subject to examination.

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

       The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2015 and 2014 is presented below (in thousand):

	December 31,
	2015	2014
Deferred tax assets - PRC:
Property and equipment,
due to differences in depreciation	$1,311	$447
Inventories, due to impairment	651	427
Accrued liabilities	416	597
Net operating loss Carry forward	10,053	8,223
Total deferred tax assets, gross – PRC	12,431	9,694
Valuation allowance - PRC	(12,431)	(9,694)
Deferred tax assets, net of valuation allowance	-	-

          The net change in the valuation allowances for the years ended December 31, 2015 and 2014 was an increase of $2.7 million and $1.8 million, respectively.

          As of December 31, 2015, the Company had net operating loss carry forwards of approximately of $40.2 million in PRC tax Jurisdiction, which expires in the years 2016 through 2020.

          The following table reconciles the U.S. and PRC statutory rates to the Company's effective rate for the years ended December 31, 2015 and 2014.

	December 31,
	2015	2014
U.S. statutory rate	34.0%	34.0%
U.S. permanent differences	-34.0%	-34.0%
China income tax rate	25.0%	25.0%
Changes in DTA valuation allowance	-25.0%	-25.2%

Effective tax rate	0.0%	-0.2%

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2013	12,048	$0.40	4.0	-
Options forfeited and expired	(200)	-	-	-
December 31, 2014	11,848	$0.38	3.0	-
Options forfeited and expired	(421)	-	-	-
December 31, 2015	11,427	$0.40	2.0	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2015 and 2014 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at December 31, 2015 and 2014.

As of December 31, 2015, total compensation cost of unvested employee stock options is $150,000.  This cost is expected to be recognized through December 31, 2016. We recorded no income tax benefits for stock-based compensation expense arrangements for the years ended December 31, 2015 and 2014, as we have cumulative operating losses.

In June 2015, the Company granted 200,000 restricted shares to Michael Ringstad in lieu of salary compensation and also for his acceptance for the position of Interim CFO. The stock was set at average of last 30 trading days, and the vesting period is for a period of 3 years from the date of grant. Michael Ringstad cannot sell the shares within 6 months from the date of grant and the Company retains the right to buy back the shares at any time at the market price. $2,632 was charged to general and administrative expense for the year ended December 31, 2015.

For the year ended December 31, 2015 and 2014, $74,000 and $224,000 stock based compensation expense have been charged to general and administrative expense, respectively.

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

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LOSS PER SHARE(continued)
	December 31,
	2015	2014
Net loss attributable to ZAP’s common shareholders	$(14,144)	$(17,583)
Weighted average shares used in basic and diluted computation	502,660	377,547
Earnings per share – Basic and diluted
Net loss before noncontrolling interest	$(0.04)	$(0.06)
Added: Net loss attributable to noncontrolling interest	0.01	0.01
Net loss attributable to ZAP’s common shareholders	$(0.03)	$(0.05)

Anti-dilutive shares as of December 31:
Warrants outstanding	38,000	38,000
Options outstanding	11,427	11,848

For the year ended December 31, 2015, there were 11.4 million options, and 38.0 million warrants not included in the diluted loss per share as they would be anti-dilutive.. For the year ended December 31, 2014, there were 11.8 million options and 38.0 million warrants not included in the diluted loss per share as they would be anti-dilutive.

NOTE 14 – SEGMENT REPORTING

Operating Segments

The Company has identified three reportable segments consisting of Jonway Auto, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Auto segment represents sales of the gas fueled Jonway A380 three and five-door sports utility vehicles, EV minivan and EV SUVs and spare parts principally through distributors in China. The ZAP Consumer Product segment represents rechargeable portable energy products, our Zapino scooter, and our ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the CEO and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows:

	Jonway Auto	ZAP	ZAP Hong Kong	Totals
For the year ended December 31, 2015
Net sales	$29,179	$281	$-	$29,460
Gross profit (loss)	$(1,333)	$71	$-	$(1,262)
Depreciation and amortization	$5,600	$2,609	$-	$8,209
Net loss	$(12,063)	$(7,992)	$-	$(20,055)
Total assets	$64,949	$14,692	$9	$79,650

For the year ended December 31, 2014
Net sales	$27,889	$800	$-	$28,689
Gross profit (loss)	$(3,239)	$225	$-	$(3,014)
Depreciation and amortization	$5,756	$2,528	$-	$8,284
Net loss	$(13,858)	$(10,515)	$-	$(24,373)
Total assets	$73,168	$17,754	$74	$90,996

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT REPORTING (continued)

 Customer information

Approximately 99.1% or $29.2 million of our 2015 revenues are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing to 22% of our consolidated revenue. Approximately 97.2% or $27.9 million of our 2014 revenues are from sales in China.  Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with one customer contributing to 11.0% of our consolidated revenue.

Supplier information

For the years ended 2015 and 2014, approximately 99.3% or $30.5 million and 98.2% or $31.1 million of the consolidated cost of goods sold were purchased in China. One vendor accounted for 9% of the total purchase. For the year ended December 31, 2015 and 2014, one vender accounted for 9% of the total purchase.

NOTE 15-SHAREHOLDERS’ EQUITY

Common stock

2015 ISSUANCES

On February 11, 2015, the cancellation of 1,182,558 shares of common stock was processed to pay back the proceeds from convertible notes, and a partial repayment representing a principal reduction of $100,000 and $8,433 of interest was paid on the Company’s outstanding convertible bond held by Yung. For the year ended December 31, 2015, the Company repurchased 4,811,633 shares of common stock at cost of $406,872 from Yung and cancelled those shares. The balance of the outstanding note issued to Korea Yung was $133,116 after the payment and cancellation of these shares. Yung is allowed to engage in open market sales of the shares through December 31, 2015. In the event the gross proceeds realized from the sale of the shares by Yung is greater than the principal and interest due on the bond as of the maturity date, Yung will be entitled to retain all proceeds. If the proceeds from the sale of shares are less than the principal and interest due on the bond as of the maturity date, ZAP will pay the shortfall to Yung in cash within five business days of written notice from Yung.

In September 2015, the Company issued 89,194,715 shares to Mr. Wang Alex, the Chief Executive Officer of the Company for his investment of $5,351,683 in the Company (approximately $4.5 million investment was loan by the Company to its subsidiary Jonway Auto).

In September 2015, the amount of $814,863 investment from Cathaya Management Co Ltd and $350,000 due to Cathaya Management Co Ltd have been converted into 13,581,051 and 5,833,333 shares of common stock at price of $0.06, respectively.

In September 2015, China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $1,237,345 due on the $20.7 million convertible note to 14,454,743 shares of common stock at the average price of $0.086.

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

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-SHAREHOLDERS’ EQUITY (continued)

Common stock (continued)

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

NOTE 16 – RELATED PARTY TRANSACTIONS

       Due from (to) related parties

      Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing. Amount due from related parties are as follows (in thousands):

	December 31, 2015	December 31, 2014
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$998	$1,427
JAZ	-	1,311
Jonway Motor Cycle	-	53
Jonway Economy and Trade Co., Ltd.	616	-
Total	$1,614	$2,791

 In addition, accounts receivable included in accounts receivable due from related parties as follows:

	December 31, 2015	December 31, 2014
Jonway EV Selling Ltd	$4,659	$-
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	212
Jonway Motor Cycle	301
	$5,172	$-

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS (continued)

Amount due to related parties are follows (in thousands):

	December 31, 2015	December 31, 2014
Jonway Group	$12,606	$2,648
Jonway Motor Cycle	64	64
Taizhou Huadu	846	652
Shanghai Zapple	35	37
Mr. Wang	74	146
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co		2,306
Zhejiang Jonway Painting Co. Ltd.	11	472
Cathaya Operations Management Ltd.	193	297
Cathaya Management Ltd.	-	350
Total	$13,978	$7,121

      Transactions with Jonway Group

                Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $5.3 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively.  In addition, Jonway sold Jonway Group in the amount of $5,000 and nil for the years ended December 31, 2015 and 2014, respectively.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  For the years ended December 31, 2015 and 2014, $223,000 and $281,000 were recorded as assembling fees, respectively. Also during 2015 and 2014, Jonway sold SUVs and parts in the amount of $295,000 and $1,431, 000 to Zhejiang UFO.

       Other Related Party Transactions

During 2015, Jonway purchased parts in amount of $2,000 and $894,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. During 2014, Jonway purchased spare parts in the amount of $18,000 and $352,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. In 2014, Jonway commenced business of Urbee and it sold Urbee in the amount of $8,755,000 to Taizhou Jonway Electric Vehicle Selling Company.

ZAP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS (continued)

In 2014, the amount of $967,543 due to Cathaya Operations Management Limited have been converted into 17,819,783 shares of common stock at 30% below market price based on the average trading prices of the previous 120 days after notification. The 17,819,783 shares of common stock have been issued in April 2014. In December, 2014, the company issued 4,513,163 shares to settle the cash advance of $410,800 from Cathaya Operations Management Limited.

In 2014, China Electric Vehicle Corporation (CEVC) has elected to convert the interest of $639,068 due on the $20.7 million convertible note to 6,439,552 shares of common stock at the average of the closing prices for each trading day during such fiscal quarter ended on (and including) the last trading day of such fiscal quarter. The 6,439,552 shares of common stock have been issued in April 2014. In December 2014, the company issued 8,727,099 shares to settle the interest of $1,237,345 due on the convertible note.

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

NOTE 17– LITIGATION

            ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.  As of December 31, 2015, the Company accrued approximately $0.7 million for this litigation.

 NOTE 18– COMMITMENTS AND CONTIGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.3 million at December 31, 2015. The guarantee expires at variance dates from December 2015 to December 2019. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.0 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at December 31, 2015 was $0.5 million.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that there was one material weakness.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B.Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of March 31, 2016 are as follows:

Name	Age	Position
Alex Wang	33	Chief Executive Officer / Director
Michael Ringstad	61	Interim Chief Financial Officer
Huai Yi Wang	59	Director
Co Nguyen	42	Director
Tian Ming	42	Independent Director
Otto Bai	31	Independent Director

Business Experience of Directors

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

           Michael Ringstad, has been with ZAP from July 2006 as operational controller and was promoted to Financial Controller in 2012.  Mr. Ringstad has extensive background in public accounting, non-profits, and SEC filling companies.  Mr. Ringstad was the controller for River rock Casino, and has extensive experience in the hospitality industry, telephone interconnect industry, non profit organizations and Indian Tribal governments and health clinics.

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

Ms. Ming is currently CEO of Bling Bling Health Center and was the Group VP of FAB Enterprise Group, which is the largest chain store group in China. Ms. Ming received her MBA from the School of Economics and Management at Tsinghua University.

Mr. Otto Bai is a Partner at Unicorn Insights Consulting in Beijing, Mr. Bai is a consultant to several international companies based in China in the areas of business development and consumer and business commerce. Mr. Bai is a graduate of Beijing Union University with a BS in Business Management.

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

The officers and directors listed below did not file a Form 3 for the fiscal year ended 2015

Otto Bai
Tian Ming
Michael Ringstad

The named individuals have been advised of their respective filing obligations and it is expected that the delinquent reports will be filed by the second quarter of 2016.

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

ZAP’s Audit Committee currently consists of Co Nguyen., Otto Bai and Tian Ming. Otto Bai and Tian Ming are considered independent members of the Committee.

There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2015.

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

The two independent directors Mr. Otto Bai and Ms. Tian Ming received $1,000 per month for their directorship. For the year ended December 31, 2015, total directors’ compensation was $14,000. There was no compensation paid for services of the directors during fiscal year 2014.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2015 include ZAP’s Chief Executive Officers and Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chuck Schillings, Co-Chief Executive Officer (3)	2015 2014	162,000 162,000	— —	— —	— —	— —	— —	— —	162,000 162,000

Alex Wang, Executive Officer	2015 2014	150,000 150,000	—	—	—	—	—	—	150,000 150,000

Michael Ringstad	2015	90,000		2,632					92,632

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

(2) The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (no options or warrants granted in 2015 and 2014):

2012
Dividends	None
Expected volatility	146.54 and 127.78
Risk free interest rate	0.79% to 1.11%
Expected life	6.06 years

 (3) Mr. Schillings was appointed Chief Operating Officer on June 17, 2012. Mr. Schillings was appointed Co-Chief Executive Officer on August 8, 2012. He resigned on December 31, 2015 Mr. Schillings’ agreement provides for a base salary of $180, 000 and an option grant of 400,000 vesting ¼ upon the first anniversary and in equal portions monthly for the remaining 3 years and certain housing, travel and expense allowances or reimbursements.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Michael Ringstad	79,000	-	0.37	2017
Alex Wang, Chief Executive Officer	1,332,000	1,668,000	$0.43	2016	--	--

Outstanding Equity Awards at 2015 Fiscal Year-End

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to ZAP with respect to beneficial ownership of ZAP Common Stock as of April 15, 2016 for (i) each director, (ii) each holder of 5.0% or greater of ZAP Common Stock, (iii) ZAP’s Chief Executive Officers and the two most highly compensated executive officers other than the-Chief Executive Officers and the Chief Financial Officer named in the table entitled “Summary Compensation Table” below (the “named executive officers”), and (iv) all executive officers and directors as a group. Unless otherwise listed below, the address for each investor is ZAP’s address: 2 West 3rd Street, Santa Rosa, CA 95401.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to ZAP’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at ZAP, 2 West 3rd Street, Santa Rosa, CA 95401. The number of shares beneficially owned by each person or group as of April 15, 2016 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 15, 2016, including, but not limited to, upon the exercise of options or the vesting of restricted stock units. References to options in the footnotes of the table below include only options to purchase shares outstanding as of April 15, 2015 that were exercisable on or within 60 days after April 15, 2016, and references to restricted stock units in the footnotes of the table below include only restricted April 15, 2016 that would vest and could settle on or within 60 days after April 15, 2016. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 578,465,159 shares of Common Stock outstanding on April 15, 2015 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after April 15, 2016.

Name	Number of Shares Beneficially Owned	Percent Owned
Cathaya Capital L.P. (2)	289,790,281	39.7%
Alex Wang	273,145,868	37.4%
Priscilla Lu (3)	-	-%
Directors and Executive Officers as a group	562,936,149	77.1%

Goldenstone Worldwide Limited	30,000,000	4.1%
The Banks Group (1)	12,910,797	1.8%
All other holders of shares, warrants and options	124,004,034	17.0%
Total Fully diluted shares (4)	729,850,980	100.00%

* Less than one percent

(1)	Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks, and Banks Development, an affiliate of the Banks Group.

(2)
Includes (a) 90,981,276 shares of Common Stock issuable upon conversion of a promissory note and 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant (see 3).

(3)
Dr. Lu is the founder and general partner of Cathaya Capital Co., Ltd.., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P.; a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Accordingly, Ms. Lu, as the General Partner of Cathaya Capital represents Cathaya Capital’s Limited Partners investment interests and this may be deemed to include (a) a promissory note convertible into 90,981,276 shares of Common Stock and a warrant to purchase 20,000,000 shares of Common Stock held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant and 69,000,000 shares of Common Stock held by Cathaya Capital, L.P., (c) 6,000,000 shares of Common Stock held by Better World International Limited, (d) options to purchase 6,600,364 shares of Common Stock that are currently exercisable or will be exercisable within 60 days of April 15, 2016 held by Dr. Priscilla Marilyn Lu on behalf of Cathaya Capital. Dr. Lu as per Cathaya Capital’s Limited Partner Agreement, and General Partner Agreement, manages the investment of the portfolio companies, Better World, CEVC and ZAP.  After December 31, 2016, Cathaya Capital fund will be terminated and all of the investment interests will be transferred to its limited partners, at which point the ZAP shares, the CEVC convertible note as well as any options or warrants will be transferred and distributed to Cathaya Capital’s limited partners.  These will no longer be held by Cathaya Capital after December 31, 2016.

‘‘
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

Financing Provided to ZAP by Cathaya Capital, L.P., Better World International Limited and China Electric Vehicle Corporation, Who Are Affiliated with Dr. LuP

Dr. Priscilla Lu was appointed to the Board of Directors of ZAP on August 6, 2009. She resigned as a director on June 4, 2015. Ms. Lu is a founder and general partner of Cathaya Capital Co., Ltd., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P. a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World.

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

The Note which initially was scheduled to mature on February 12, 2012 but was extended to August 12, 2013 according to the representation letter dated March 22, 2012 from CEVC and the interest accrued through the maturity date of February 12, 2012 in the amount of $1.7 million has been added to the existing principal. In July 2013 this convertible note has been extended until August 12, 2014 with interest accrual as determined by the auditors, at 8% per annum. In addition, the warrant issued in connection with the CEVC note was amended to change the terms of conversion and to extend the maturity date until December 31, 2016.

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

Joint Venture ZAP Hangzhou

On December 11, 2009, ZAP entered into a Joint Venture Agreement to establish a new U.S.-China company incorporated as ZAP Hangzhou to design and manufacture electric vehicle and infrastructure technology with Better World International Limited, a company focused on infrastructure technology and services for electric vehicles. Priscilla Lu, PhD, the former Chairman of the Board of Directors of ZAP, and formerly a director of Better World International Limited. ZAP and Better World International Limited each have a 37.5% interest in ZAP Hangzhou, and Jonway Group owns a 25% interest. The joint venture partners have also funded the initial capital requirements under the agreement for a total of $3 million, of which ZAP’s portion is $1.1 million.  The management decided to suspend the operation of the joint venture after finishing the existing projects on hand. As of December 31, 2015, the carrying value of the investment in joint venture ZAP Hangzhou is nil.

In November 2011, Jonway and ZAP Hangzhou jointly set up Shanghai Zapple Electric Vehicle Technologies Co., Ltd. (Shanghai Zapple) with registered capital of RMB 20 million. Jonway and ZAP Hangzhou each own 50% of the equity share of Shanghai Zapple. Jonway injected RMB 5 million into this joint venture and ZAP Hangzhou injected RMB 3 million. Shanghai Zapple’s approved scope of business includes: technical advice, technical development, technical services, technology transfer regarding electric vehicle technology, auto technology, energy technology, material science and technology, sale of commercial vehicle and vehicle for nine seats or more, auto parts, auto supplies, lubricant, mechanical equipment and accessories, business management consulting, industrial investment, exhibition services, business marketing planning, car rental (shall not be engaged in financial leasing), import and export of goods and technologies. Zapple had suspended operation. The carrying amount of Company’s investment in the joint ventures as of December 31, 2015 and 2014 was nil.

The Company recorded a loss of $Nil in ZAP Hangzhou, and a loss of $Nil in Shanghai Zapple for the years ended December 31, 2015 and 2014.

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

ZAP’s Audit Committee is currently composed of Mr. Co Nguyen, Otto Bai and Tian Ming. Mr. Bai and Ms. Ming are deemed independent members of the Committee.

Item. 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2015 and December 31, 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees	$190,000	$190,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$190,000	$190,000

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

10.24	Promissory Note dated December 11, 2011 by Zhejiang Jonway Automobile Co., Ltd. in favor of Jonway Group Co. Ltd. (filed herewith)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Zap’s Form 10-K filed on April 15, 2011)
23.1	Consent of Friedman LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Exhibit 101.INS
101.SCH	Exhibit 101.SCH
101.CAL	Exhibit 101.CAL
101.DEF	Exhibit 101.DEF
101.LAB	Exhibit 101.LAB
101.PRE	Exhibit 101.PRE

*Indicates a management contract or compensatory plan or arrangement.
All exhibits are incorporated by reference to previous reports filed on Form 10-K except for Exhibits 31.1, 31.2 and 32 which are filed with this Report.
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

ZAP

Date: April 14, 2016
By: /s/ Alex Wang

Alex Wang
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2016
By: /s/ Michael Ringstad

Michael Ringstad
Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Wang as his  attorney-in-fact for him or her, in any and all capacities, to sign this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /S/ ALEX WANG	Chairman of the Board of ZAP and Chief Executive Officer	April 14, 2016
Alex Wang	(principal executive officer)

By: /S/MICHAEL RINGSTAD	Interim Chief Financial Officer	April 14, 2016
Michael Ringstad	(principal financial and accounting officer)

By: /S/ TIAN MING	Independent Director	April 14, 2016
Tian Ming

By: /S/ OTTO BAI	Independent Director	April 14, 2016
Otto Bai

By: /S/ Huaiyi Wang	Director	April 14, 2016
Huaiyi Wang

By:/S/ Co Nguyen	Director	April 14, 2016
Co Nguyen