Form 10-Q
period 2016-03-31
ZAP
filed 2016-05-16
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Yes  ☐   No  ☒

As of May 16, 2016, there were 578,465,159 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$251	$60
Restricted cash	11,581	8,988
Accounts receivable, net	5,249	5,915
Inventories, net	7,124	7,743
Prepaid taxes	-	147
Prepaid expenses and other current assets	575	574
Total current assets	24,780	23,427

Property, plant and equipment, net	34,766	35,893
Land use rights, net	8,935	8,930

Other assets:
Distribution fees, net	6,599	6,959
Intangible assets, net	2,423	2,513
Goodwill	316	314
Due from related party	1,635	1,614
Total other assets	10,973	11,400
Total assets	$79,454	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2016	2015

LIABILITIES AND DEFICIENCY
Current liabilities:
Short term loans	$7,507	$7,702
Accounts payable	21,500	21,486
Senior convertible debt	21,465	21,465
Accrued liabilities	3,820	4,000
Notes payable	17,249	14,366
Advances from customers	6,663	7,391
Taxes payable	1,295	1,638
Due to related party	15,760	13,978
Other payables	2,269	2,256
Total current liabilities	97,528	94,282

Long term liabilities:
Accrued liabilities and others	152	152
Total long term liabilities	152	152
Total liabilities	97,680	94,434

Commitments and contingencies

Deficiency
Common stock, no par value; 800 million shares authorized;
578,465,159 and 578,465,159 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	251,707	251,689
Accumulated other comprehensive income	1,334	1,359
Accumulated deficit	(266,439)	(264,144)
Total ZAP shareholders' deficiency	(13,398)	(11,096)
Non-controlling interest	(4,828)	(3,688)
Total deficiency	(18,226)	(14,784)
Total liabilities and deficiency	$79,454	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
 (In thousands; except share and per share data)
(Unaudited)

	For the Three months Ended March 31
	2016	2015

Net sales	$3,382	$8,362
Cost of goods sold	(3,316)	(8,874)
Gross profit (loss)	66	(512)

Operating expenses:
Sales and marketing	585	992
General and administrative	2,261	1,879
Research and development	119	613
Total operating expenses	2,965	3,484

Loss from operations	(2,899)	(3,996)

Other income (expense):
Interest expense, net	(554)	(761)
Other income	64	81
Total expense	(490)	(680)
Loss before income taxes	(3,389)	(4,676)
Income tax expense	-	-
Net loss	$(3,389)	$(4,676)
Less: loss attributable to non-controlling interest	1,094	1,603
Net loss attributable to ZAP’s common shareholders	$(2,295)	$(3,073)

Net loss	$(3,389)	$(4,676)
Other comprehensive loss
Foreign currency translation adjustments	(71)	46
Total comprehensive loss	(3,460)	(4,630)
Less: Comprehensive loss attributable to non-controlling interest	1,140	1,581
Comprehensive loss attributable to ZAP	$(2,320)	$(3,049)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	578,465	460,673

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months Ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,389)	$(4,676)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Gain) loss from disposal of equipment	-	(7)
Stock-based employee compensation	18	19
Depreciation and amortization	1,561	2,092
Amortization of distribution agreement	361	-
Provision for doubtful accounts	417	6
Changes in inventory reserve	(38)	87
Changes in assets and liabilities:
Accounts receivable	279	(152)
Notes receivable	-	81
Inventories	700	975
Prepaid expenses and other assets	151	(486)
Due from related parties	-	(70)
Accounts payable	(116)	(828)
Accrued liabilities	(103)	62
Taxes payable	(350)	360
Advances from customers	(768)	2,310
Due to related parties	1,607	2,382
Other payables	14	(421)
Net cash provided by operating activities	344	1,734

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(141)	(33)
Proceeds from disposal of equipment	37	11
Net cash used in investing activities	(104)	(22)

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three months Ended March 31
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$(2,495)	$64
Proceeds from notes payable	3,601	6,189
Proceeds from short term loans	520	814
Repayment of convertible bond	-	(100)
Repayments of notes payable	(856)	(6,595)
Repayments of short term loans	(795)	(1,959)
Net cash used in financing activities	(25)	(1,587)
Effect of exchange rate changes on cash and cash equivalents	(24)	3
NET INCREASE IN CASH AND CASH EQUIVALENTS	191	128
CASH AND CASH EQUIVALENTS, beginning of period	60	238
CASH AND CASH EQUIVALENTS, end of period	$251	$366

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$315	$345
Cash paid during period for income taxes	$-	$2

Non-cash transaction:
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	$-	$100

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our current liabilities exceeded the current assets by approximately $73.4 million and our equity deficiency was $13.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase our cash flows from operations and revenue derived from our products. If the Company’s revenues do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES – continued

               In June 2015, we were approved for up to an aggregate of $7.2 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in June 2016. As of March 31, 2016 and December 31, 2015, $7.1 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.6 million. As of March 31, 2016, the line of credit has been fully utilized.

  In March 2014, the Company has obtained up to an aggregate of $15.5 million of credit line with the credit exposure of $5.7 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. As of March 31, 2016, the Company borrowed aggregated $3.6 million loans with various due dates in April 28, 2016 to March 25, 2017. The loans carried at annual interests from 5.92% to 5.96%. The Company has also drawn down $9.3 million in the form of notes payable as of March 31, 2016. The Company deposited $7.2 million restricted cash as collateral for these notes payable. These notes are due from April 2016 to September 2016.  As of March 31, 2016, the unused line of credit was approximately $8,000. The Company renewed the credit line of approximately $23.3 million from CITIC Sanmen Branch through Jonway Auto. The new credit line is secured by a land use right and a building with a total carrying amount of $5.2 million as of March 31, 2016. The shareholder and CEO Alex Wang also personally guaranteed on this credit line. The credit line expires on March 31, 2018.

In March 2014, we were approved up to an aggregate of $5.1 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of March 31, 2016, the total outstanding loan under this credit line was $3.9 million. The annual interest rates are from 5.9% to 6.7%.  The loans are due in various dates from June 2016 to November 2016. As of March 31, 2016, the unused line of credit was approximately $1.2 million.

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

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

 The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries, Jonway Auto and ZAP Hong Kong for the three months ended March 31, 2016 and the year ended December 31, 2015 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  We account for our 37.5% interest in the ZAP Hangzhou and our 50% interest in Shanghai Zapple using the equity method of accounting because we have significant influence but not control. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2015 annual report on Form 10-K filed on April 14, 2016.

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

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES - continued

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.  The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	March 31, 2016	March 31, 2015	December 31, 2015

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$ 1=RMB 6.4494	$ 1=RMB6.1206	$1=RMB6.4917

Amounts included in the statements of operations and cash flows	$ 1=RMB 6.5402	$ 1=RMB 6.1444	$1=RMB 6.2288

NOTE - 3 SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2016	December 31, 2015

Accounts receivable – third parties	$2,373	$2,274
Accounts receivable – related parties	4,841	5,172
	7,267	7,446
Less – Allowance for doubtful accounts	(1,965)	(1,531)
Total account receivable, net	$5,249	$5,915

Changes in the Company’s allowance for doubtful accounts during the nine months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$1,531	$439
Write-off	-	(76)
Current provision (recovery)	434	1,168
Balance, end of period	$1,965	$1,531

NOTE 5 – INVENTORIES, NET

Inventories, net are summarized as follows:

	March 31, 2016	December 31, 2015

Work in Process	$3,607	$2,237
Parts and supplies	3,824	3,616
Finished goods	957	3,186
	8,388	9,039
Less - inventory reserve	(1,264)	(1,296)
Inventories, net	$7,124	$7,743

Changes in the Company’s inventory reserve during the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$1,296	$1,380
Current recovery for Jonway Auto	(32)	(132)
Current provision for inventory ZAP, net	-	48
Balance, end of period	$1,264	$1,296

NOTE 6 - DISTRIBUTION AGREEMENTS

              Distribution agreements are presented below:

	March 31, 2016	December 31, 2015

Better World Products - related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less: amortization and impairment	(9,961)	(9,601)
	$6,599	$6,959

Amortization expenses related to these distribution agreements for the three months ended March 31, 2016 and 2015 was $360,000.  Amortization is based over the term of the agreements. No impairment loss was recorded for the three months ended March 31, 2016 and 2015, respectively. The estimated future amortization expense is as follows:

12 months ended March 31,
2017	$1,440
2018	1,440
2019	1,440
2020	1,440
Thereafter	839
Total	$6,599

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

In June 2015, we were approved for up to an aggregate of $7.1 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in June 2016. As of March 31, 2016 and December 31, 2015, $7.1 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.6 million. As of March 31, 2016, the line of credit has been fully utilized.

In March 2014, the Company has obtained up to an aggregate of $15.5 million of credit line with the credit exposure of $5.7 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. As of March 31, 2016, the Company borrowed aggregated $3.6 million loans with various due dates in April 28, 2016 to March 25, 2017. The loans carried at annual interests from 5.92% to 5.96%. The Company has also drawn down $9.3 million in the form of notes payable as of March 31, 2016. The Company deposited $7.2 million restricted cash as collateral for these notes payable. These notes are due from April 2016 to September 2016.  As of March 31, 2016, the unused line of credit was approximately $8,000. The Company renewed the credit line of approximately $23.3 million from CITIC Sanmen Branch through Jonway Auto. The new credit line is secured by a land use right and a building with a total carrying amount of $5.2 million as of March 31, 2016. The shareholder and CEO Alex Wang also personally guaranteed on this credit line. The credit line expires on March 31, 2018.

 In March 2014, we were approved up to an aggregate of $5.1 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of March 31, 2016, the total outstanding loan under this credit line was $3.9 million. The annual interest rates are from 5.9% to 6.7%.  The loans are due in various dates from June 2016 to November 2016. As of March 31, 2016, the unused line of credit was approximately $1.2 million.

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES - continued
Short term loans

Short term loans as of March 31, 2016 and December 31, 2015 are presented below:

		March 31, 2016	December 31, 2015

Loan from CITIC bank	(a)	$3,629	$3,081
Loan from ICBC	(b)	3,878	4,621
		-
		$7,507	$7,702
.
(a)
In October 2015, Jonway Auto borrowed a half year short-term loan of $3.1 million at annual interest rate of 5.9%. The loan is due on April 28, 2016.  On March 25, 2016, Jonway Auto further borrowed a one year loan of $0.5 million at annual interest rate of 6.0%. The loan is due on March 25, 2017. All loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.2 million as of March 31, 2016 has been pledged as security for these loans. The shareholder and CEO Alex Wang also personally guaranteed these loans. Subsequent to March 31, 2016, the Company renewed the loan of $3.1 million at annual interest of 5.9% with CITIC bank upon the loan’s maturity on April 28, 2016.

(b)
In March 2015, the company borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.4% and fully repaid the loan upon maturity in March 2016. In June 2015, the company borrowed a one year short-term loan of $0.3 million from ICBC at an annual interest rate of 5.92%. In July 2015, the Company borrowed a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.7%.  In October 2015, the Company borrowed a one year short-term loan of $1.4 million at an annual interest of 6.4%. In November 2015, the Company borrowed a one year short-term loan of $1.1 million at an annual interest rate of 6.1%. These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $1.4 million with ICBC.

The weighted average interest rates were 6.1% and 6.9% for the three months ended March 31, 2016 and 2015, respectively.

 Bank acceptance notes

 As of March 31, 2016, the Company has bank acceptance notes payable in the amount of $17.2 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of March 31, 2016, the restricted cash for the notes was $11.6 million. Bank acceptance notes are presented below:
		March 31, 2016	December 31, 2015

Bank acceptance notes payable to China Everbright Bank	(a)	$7,135	$7,086
Bank acceptance notes payable to CITIC Bank	(b)	9,345	6,428
Bank acceptance notes payable to Shanghai Pudong Development bank	(c)	769	852
		$17,249	$14,366

(a)
Notes payable to China Everbright bank have various maturity dates in June 2016. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.0 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

(b)
Notes payable to CITIC bank will be due in April to September 2016.  Except for the note payable utilizing credit exposure of $2.1 million, the Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

(c)	Notes payable to Shanghai Pudong Development Bank will be due in May and June, 2016. The company is required to maintain cash deposits at 100% of the notes payable with the bank.

NOTE 8 - CONVERTIBLE DEBT

Convertible debts are presented below:
	March 31, 2016	December 31, 2015

Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	786	786
	$21,465	$21,465

(a)	Senior convertible debt - CEVC

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows:

For the three months ended March 31, 2016	Jonway Auto	ZAP	ZAP Hong Kong	Total
Net sales	$3,378	$4	$-	$3,382
Gross profit	$65	$1	$-	$66
Depreciation and amortization	$1,271	$651	$-	$1,922
Net loss	$(2,230)	$(1,159)	$-	$(3,389)
Total assets	$62,443	$14,011	$-	$79,454

For the three months ended March 31, 2015
Net sales	$8,186	$176	$-	$8,362
Gross profit (loss)	$(587)	$75	$-	$(512)
Depreciation and amortization	$1,435	$657	$-	$2,092
Net profit (loss)	$(3,272)	$(1,404)	$-	$(4,676)
Total assets	$69,799	$19,077	$8	$88,884

Customer information

Approximately 99.9% or $3.4 million of our revenues for the three months ended March 31, 2016 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with two customers contributing to 33% and 11% of our consolidated revenue, respectively. Approximately 97.9% or $8.2 million of our revenues for the three months ended March 31, 2015 are from sales in China. Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with no customer contributing to more than 10% of our consolidated revenue.

Supplier information

For the three months ended March 31, 2016 and 2015, approximately 99.9% or $3.4 million and 98.8% or $8.7 million of the consolidated cost of goods sold were purchased in China. For the three months ended March 2016, two venders contributed to 19% and 17% of our purchases, respectively. For the three months ended March 31, 2015, one supplier accounted for 11% of the total purchases.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amount due from related parties are as follows (in thousands):

	March 31, 2016	December 31, 2015

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$1,015	$998
Jonway Economy and Trade Co., Ltd.	620	616
	$1,635	$1,614

In addition, accounts receivable included in accounts receivable due from related parties as follows (in thousands):

	March 31, 2016	December 31, 2015

Jonway EV selling Ltd.	$4,379	$4,659
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	160	212
Jonway Motorcycle	302	301
	$4,841	$5,172

Amount due to related parties are follows (in thousands):

	March 31, 2016	December 31, 2015

Jonway Group	$14,064	$12,606
Jonway Motor Cycle	64	64
Taizhou Huadu	1,096	846
Shanghai Zapple	35	35
Mr. Alex Wang	74	74
Mr. Huaiyi Wang	14	-
Betterworld	149	149
Zhejiang Jonway Painting Co., Ltd.	23	11
Cathaya Operations Management Ltd.	241	193
	$15,760	$13,978

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $0.6 million and $0.8 million as for the three months ended March 31, 2016 and 2015, respectively.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  For the three months ended March 31, 2016 and 2015, $0.1 million and $Nil were recorded as assembling fees, respectively.

  Other Related Party Transactions

For the three months ended March 31, 2016, Jonway purchased parts in amount of $0.4 million and $1.8 million from Jonway Motor Cycle and Taizhou Huadu, respectively. For the three months ended March 31, 2015, Jonway did not purchased spare parts from Jonway Motor Cycle and Taizhou Huadu.

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

NOTE 12 – LITIGATION

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells. As of March 31, 2016 and December 31, 2015, the Company accrued approximately $0.7 million for this litigation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.2 million at March 31, 2016 (December 31, 2015 - $2.3 million). The guarantee expires at variance dates from March 31, 2016 to December 2019. Our performance risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.0 million offered to a related company, Taizhou Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at March 31, 2016 and December 31, 2015 were $0.4 million and $0.5 million, respectively.

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

 Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months Ended March 31,
Statements of Operations Data:	2016	2015
Net sales	100.0%	100.0%
Cost of sales	-98.1%	-106.1%
Operating expenses	-87.7%	-41.7%
Loss from operations	-85.7%	-47.8%
Net loss attributable to ZAP	-67.9%	-36.7%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway since the date of ZAP’s acquisition of 51% of the equity shares of Jonway on January 21, 2011.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 were $3.4 million as compared to $8.4 million for the three months ended March 31, 2015.

Jonway Auto’s revenue for the three months ended March 31, 2016 decreased by $5.0 million from $8.4 million for the quarter ended March 31, 2015 compared to $3.4 million for the quarter ended March 31, 2016. The sales volume decreased because of the drop of sales for SUV and Urbee .  The sales of SUV and Urbee  decreased by $6.2 million from $7.8 million for the three months ended March 31, 2015 to $1.6 million for the first quarter ended March 31, 2016.  However, the sales for EV minivans increased significantly, from $0.02 million for the three months ended March 31, 2015 to $1.5 million for the first quarter ended March 31, 2016.

Gross profit (loss) increased by $0.6 million from a gross loss of $0.5 million for the three months ended March 31, 2015 to a gross profit of $0.1 million for the three months ended March 31, 2016.   Our margins increased from a -6.1% to a 2.0%.

Jonway Auto’s gross profit (loss) increased by $652,000 from a gross loss $587,000 for the three months ended March 31, 2014 to a gross loss of $65,000 for the first quarter ended March 31, 2016. The gross profit for SUV and electronic vehicle improved significantly for the first quarter ended March 31, 2016, comparing to the same period in 2015.

Sales and marketing expenses decreased $0.40 million from $0.99 million for the three months ended March 31, 2015, to $0.59 million for the three months ended March 31, 2016.  The percentage of sales and marketing expense to net sales increased from 11.86% for the three months ended March 31, 2015 to 17.30% for the three months ended March 31, 2016 due to the decrease in net sales.

General and administrative expenses increased by $0.4 million from $1.9 million for the quarter ended March 31, 25 to $2.3 million for the quarter ended March 31, 2016. This was principally due to the increase of bad debt provision for the three months ended March 31, 2016.

               Research and development expenses decreased by $0.5 million from $0.6 million for the three months ended March 31, 2015 to $0.1 million for the three months ended March 31, 2016.

Interest expense decreased $0.2 million, from $0.8 million in the first quarter of 2015 to $0.6 million in the first quarter of 2016. The decrease was due to repayment of convertible notes and bank acceptance notes.

               Other income decreased by $17,000 from $81,000 for the three months ended March 31, 2015 to $64,000 for the three months ended March 31, 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2016, our current liabilities exceeded the current assets by approximately $72.7 million and our equity deficiency was $13.4 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase our cash flows from operations and revenue derived from our products. If the Company’s revenues do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

In June 2015, we were approved for up to an aggregate of $7.2 million of a credit line from Everbright Bank, with 50% restricted cash deposited and credit exposure of $3.6 million. The credit line expires in June 2016. As of March 31, 2016 and December 31, 2015, $7.1 million was drawn down as notes payable. The amount of restricted cash deposited with the bank was $3.6 million. As of March 31, 2016, the line of credit has been fully utilized.

In March 2014, the Company has obtained up to an aggregate of $15.5 million of credit line with the credit exposure of $5.7 million from CITIC Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. As of March 31, 2016, the Company borrowed aggregated $3.6 million loans with various due dates in April 28, 2016 to March 25, 2017. The loans carried at annual interests from 5.92% to 5.96%. The Company have also drawn down $9.3 million in the form of notes payable as of March 31, 2016. The Company deposited $7.2 million restricted cash as collateral for these notes payable. These notes are due from April 2016 to September 2016.  As of March 31, 2016, the unused line of credit was approximately $0.01 million. The Company renewed the credit line of approximately $23.3 million from CITIC Sanmen Branch through Jonway Auto. The new credit line is secured by a land use right and a building with a total carrying amount of $5.2 million as of March 31, 2016. The shareholder and CEO Alex Wang also personally guaranteed on this credit line. The credit line expires on March 31, 2018.

 In March 2014, we were approved up to an aggregate of $5.1 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. As of March 31, 2016, the total outstanding loan under this credit line was $3.9 million. The annual interest rates are from 5.9% to 6.7%.  The loans are due in various dates from June 2016 to November 2016. As of March 31, 2016, the unused line of credit was approximately $1.2 million.

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

Item 4.   Controls and Procedures

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness allowed for reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and audit adjustments to be identified by our auditors as part of their year-end audit work. This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. The Company is considering utilizing outside accounting experts to assist us in accounting for future complex transactions.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.  As of March 31, 2016 and December 31, 2015, the Company accrued approximately $0.7 million for this litigation.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Dated: May 16, 2016	By: /s/ Alex Wang
Name: Alex Wang

Title: Chief Executive Officer

(Principal Executive Officer).

Dated: May 16, 2016	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer)