Form 10-Q
period 2016-06-30
ZAP
filed 2016-08-15
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Yes  ☐   No  ☒

As of August 10, 2016, there were 610,405,648 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$112	$60
Restricted cash	10,806	8,988
Notes receivable	135	-
Accounts receivable, net	5,552	5,915
Inventories, net	7,173	7,743
Prepaid taxes	-	147
Prepaid expenses and other current assets	529	574
Total current assets	24,307	23,427

Property, plant and equipment, net	32,351	35,893
Land use rights, net	8,619	8,930

Other assets:
Distribution fees, net	6,239	6,959
Intangible assets, net	2,298	2,513
Goodwill	307	314
Due from related parties	1,334	1,614
Total other assets	10,178	11,400
Total assets	$75,455	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2016	2015

LIABILITIES AND DEFICIENCY
Current liabilities:
Short term loans	$10,084	$7,702
Accounts payable	21,284	21,486
Senior convertible debt	21,465	21,465
Accrued liabilities	4,115	4,000
Notes payable	13,049	14,366
Advances from customers	6,556	7,391
Taxes payable	1,314	1,638
Due to related parties	16,707	13,978
Other payables	2,161	2,256
Total current liabilities	96,735	94,282

Long term liabilities:
Accrued liabilities and others	149	152
Total long term liabilities	149	152
Total liabilities	96,884	94,434

Commitments and contingencies

Deficiency
Common stock, no par value; 800 million shares authorized;
578,465,159 and 578,465,159 shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	251,725	251,689
Accumulated other comprehensive income	1,312	1,359
Accumulated deficit	(268,747)	(264,144)
Total ZAP shareholders' deficiency	(15,710)	(11,096)
Non-controlling interest	(5,719)	(3,688)
Total deficiency	(21,429)	(14,784)
Total liabilities and deficiency	$75,455	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
 (In thousands; except share and per share data)
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015

Net sales	$2,971	$5,356	$6,353	$13,718
Cost of goods sold	(3,695)	(5,627)	(7,011)	(14,501)
Gross loss	(724)	(271)	(658)	(783)

Operating expenses:
Sales and marketing	462	890	1,047	1,882
General and administrative	1,584	2,770	3,845	4,649
Research and development	49	1,070	168	1,683
Total operating expenses	2,095	4,730	5,060	8,214

Loss from operations	(2,819)	(5,001)	(5,718)	(8,997)

Other income (expense):
Interest expense, net	(669)	(674)	(1,223)	(1,435)
Other income	111	198	175	279
Total other expense	(558)	(476)	(1,048)	(1,156)
Loss before income taxes	(3,377)	(5,477)	(6,766)	(10,153)
Income tax expense	-	-	-	-
Net loss	$(3,377)	$(5,477)	$(6,766)	$(10,153)
Less: loss attributable to non-controlling interest	1,069	1,930	2,163	3,614
Net loss attributable to ZAP’s common shareholders	$(2,308)	$(3,547)	$(4,603)	$(6,539)

Net loss	$(3,377)	$(5,477)	$(6,766)	$(10,153)
Other comprehensive loss
Foreign currency translation adjustments	156	83	85	129
Total comprehensive loss	(3,221)	(5,394)	(6,681)	(10,024)
Less: Comprehensive loss attributable to non-controlling interest	891	1,930	2,031	3,511
Comprehensive loss attributable to ZAP's common shareholders	$(2,330)	$(3,464)	$(4,650)	$(6,513)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	578,465	460,213	578,465	460,448

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six months Ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,766)	$(10,153)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gain from disposal of equipment	-	(6)
Stock-based employee compensation	36	37
Depreciation and amortization	3,157	4,198
Amortization of distribution agreement	720	-
Provision for doubtful accounts	418	533
Changes in inventory reserve	218	(89)
Changes in assets and liabilities:
Accounts receivable	(186)	428
Notes receivable	(138)	78
Inventories	183	933
Prepaid expenses and other assets	181	(155)
Due from related parties	248	(115)
Accounts payable	244	(1,311)
Accrued liabilities	184	267
Taxes payable	(291)	82
Advances from customers	(676)	1,880
Due to related parties	2,970	7,090
Other payables	(28)	(535)
Net cash provided by operating activities	474	3,162

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(131)	(92)
Proceeds from disposal of equipment	204	17
Net cash provided by (used in) investing activities	73	(75)

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six months Ended June 30
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$(2,059)	$(386)
Proceeds from notes payable	13,264	14,631
Proceeds from short term loans	6,732	1,146
Repayment of convertible bond	-	(100)
Repayments of notes payable	(14,268)	(13,355)
Repayments of short term loans	(4,161)	(5,162)
Net cash used in financing activities	(492)	(3,226)
Effect of exchange rate changes on cash and cash equivalents	(3)	32
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52	(107)
CASH AND CASH EQUIVALENTS, beginning of period	60	238
CASH AND CASH EQUIVALENTS, end of period	$112	$131

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$542	$602
Cash paid during period for income taxes	$-	$-

Non-cash transaction:
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	$-	$100

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

ZAP has a wholly owned subsidiary, ZAP Hong Kong, a Hong Kong limited company. ZAP Hong Kong was established in 2011 as a wholly foreign owned enterprises (“WFOE”) and has no operation since incorporated. Jonway Auto established three wholly-owned subsidiaries, namely, Taizhou Selling Co., Ltd., focusing on vehicles marketing and distribution, Taizhou Fuxing Vehicle Sale Co., Ltd., focusing on minivan marketing and distribution in China, and Taizhou Vehicle Leasing Co., Ltd., focusing on the vehicle leasing business in Taizhou.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company’s current liabilities exceeded the current assets by approximately $72.4 million and its equity deficiency was $15.7 million, which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has recurring net losses. Given the Company’s expected capital expenditure in the foreseeable future, the Company has comprehensively considered its available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given its credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase its cash flows from operations and revenue derived from its products. If the Company’s revenues do not reach the level anticipated in its plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand, and its operating and capital expenditure commitments.  The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

              In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million The Company renewed the agreement in June 2016. The renewed agreement approved for up to an aggregated of $6.0 million of a credit line with 50% restricted cash deposited and credit exposure of $3.0 million. The renewed credit line expires in June 2017.  The credit line is secured by a land use right and a building with a total carrying amount of $2.1 million. Three shareholders and the Chief Executive Officer (“CEO”) Alex Wang also personally guaranteed on this credit line.  As of June 30, 2016, $6 million was drawn down as notes payable from Everbright Bank.  The amount of restricted cash deposited with the bank was $3.0 million. As of June 30, 2016, the renewed credit line has been fully utilized.

In March 2014, the Company has obtained up to an aggregate of $15.1 million of credit line with the credit exposure of $5.6 million from CITIC Sanmen Branch through Jonway Auto.  The credit line was extended for one more year and expires on November 2016. The credit line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group.  The shareholder and CEO Alex Wang also personally guaranteed this credit line. As of June 30, 2016, the Company borrowed aggregated $5.6 million loans with various due dates in March 25, 2017 to April 26, 2017 from CITIC Sanmen Branch. The loans carried at annual interests of 6.0%.  The Company has also drawn down $7.0 million in the form of notes payable as of June 30, 2016.  The Company deposited $7.0 million restricted cash as collateral for these notes payable. These notes are due from July 2016 to September, 2016.  As of June 30, 2016, the line of credit has been fully utilized.

In March 2014, the Company was approved up to an aggregate of $5.0 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. The credit line expires on March 2017. As of June 30, 2016, the total outstanding loan under this credit line was $4.5 million. The annual interest rates are from 4.36% to 6.66%.  The loans are due in various dates from July 24, 2016 to June 22, 2017.  As of June 30, 2016, the unused line of credit was approximately $0.5 million.

           Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also the Company’s principal shareholder, Jonway Group, has agreed to provide the necessary support to meet the Company’s financial obligations through December 31, 2016 in the event that the Company requires additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”), a related party, has renewed the convertible note with an extension through December 31, 2016 (see Note 8).

The Company will require additional capital to expand its current operations.  In particular, the Company requires additional capital to continue development of its electric vehicle business, to continue strengthening its dealer network and after-sale service centers and expanding its market initiatives.  The Company also requires financing the investment for the continued roll-out of new products and to add qualified sales and professional staff to execute on its business plan and pursue its efforts in the research and development of advanced technology vehicles, such as the new ZAP Alias, the electric and other fuel efficient vehicles.

The Company intends to fund its long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond its control, including trends in its industry and technological developments.

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the year ended December 31, 2015, Alex Wang, the CEO and Jonway Group injected $5.4 million to the Company and plan to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries, Jonway Auto and ZAP Hong Kong for the six months ended June 30, 2016 and the year ended December 31, 2015 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  The Company accounts for its 37.5% interest in the ZAP Hangzhou and its 50% interest in Shanghai Zapple using the equity method of accounting because it has significant influence but not control. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2015 annual report on Form 10-K filed on April 14, 2016.

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

Revenue Recognition

The Company records revenues for non-Jonway Auto sales when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.

-	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.

-	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. The Company’s customary shipping terms are FOB shipping point.

-	Collectability is reasonably assured. The Company assesses collectability based on creditworthiness of customers as determined by the Company’s credit checks and their payment histories. The Company records accounts receivable net of allowance for doubtful accounts and estimated customer returns.

 The Company records revenues for Jonway Auto sales only upon the occurrence of all of the following conditions:

-	The Company has received a binding purchase order from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

-	The purchase price has been fixed, based on the terms of the purchase order;

-	The Company has delivered the product from its factory to a common carrier acceptable to the customer; and

-	The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Sales are recognized net of sale discounts, rebates and return allowances.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments

Accounting Standards Update (“ASU”) 820, “Fair Value Measurements” and Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires an entity to use observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:
Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions and methodologies that result in management’s best estimate of fair value.

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments. The carrying value of the senior convertible debt (see Note 8), which approximates fair value, is influenced by interest rates and the Company’s stock price, and is determined by prices for the convertible debts observed in market trading, which are Level 2 inputs.

Foreign Currency Translation

The Company and its wholly owned subsidiary/investments, maintain their accounting records in United States Dollars (“US$”) whereas Jonway Auto maintains its accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Jonway Auto’s principal country of operations is the PRC. The financial position and results of the Company’s operations are determined using RMB, the local currency, as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated Other Comprehensive Income.”

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.  The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	June 30, 2016	June 30, 2015	December 31, 2015

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$ 1=RMB 6.6443	$ 1=RMB6.0888	$1=RMB6.4917

Amounts included in the statements of operations and cash flows	$ 1=RMB 6.5364	$ 1=RMB 6.1088	$1=RMB 6.2288

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements - continued

               In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

               In May 2016, FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2016	December 31, 2015

Accounts receivable – third parties	$2,760	$2,274
Accounts receivable – related parties	4,698	5,172
	7,458	7,446
Less – Allowance for doubtful accounts	(1,906)	(1,531)
Total account receivable, net	$5,552	$5,915

Changes in the Company’s allowance for doubtful accounts during the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$1,531	$439
Write-off	-	(76)
Current provision	375	1,168
Balance, end of period	$1,906	$1,531

NOTE 5 – INVENTORIES, NET

Inventories, net are summarized as follows:

	June 30, 2016	December 31, 2015

Work in Process	$2,701	$2,237
Parts and supplies	3,805	3,616
Finished goods	2,153	3,186
	8,659	9,039
Less - inventory reserve	(1,486)	(1,296)
Inventories, net	$7,173	$7,743

Changes in the Company’s inventory reserve during the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$1,296	$1,380
Current recovery for Jonway Auto	-	(132)
Current provision for inventory ZAP, net	190	48
Balance, end of period	$1,486	$1,296

 NOTE 6 - DISTRIBUTION AGREEMENTS

              Distribution agreements are presented below:

	June 30, 2016	December 31, 2015

Better World Products - related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less: amortization and impairment	(10,321)	(9,601)
	$6,239	$6,959

Amortization expenses related to these distribution agreements for the three and six months ended June 30, 2016 and 2015 was $360,000 and $360,000, $720,000 and $720,000, respectively. Amortization is based over the term of the agreements. No impairment loss was recorded for the three months ended June 30, 2016 and 2015, respectively. The estimated future amortization expense is as follows:

12 months ended June 30,
2017	$1,440
2018	1,440
2019	1,440
2020	1,440
Thereafter	479
Total	$6,239

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Line of credit (Credit Exposure)

              In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million. The Company renewed the agreement in June 2016. The renewed agreement approved for up to an aggregated of $6.0 million of a credit line with 50% restricted cash deposited and credit exposure of $3.0 million. The renewed credit line expires in June 2017.  The credit line is secured by a land use right and a building with a total carrying amount of $2.1 million. Three shareholders and the Chief Executive Officer (“CEO”) Alex Wang also personally guaranteed on this credit line.  As of June 30, 2016, $6.0 million was drawn down as notes payable from China Everbright Bank.  The amount of restricted cash deposited with the bank was $3.0 million. As of June 30, 2016, the renewed credit line has been fully utilized.

 In March 2014, the Company has obtained up to an aggregate of $15.1 million of credit line with the credit exposure of $5.6 million from CITIC Sanmen Branch through Jonway Auto.  The credit line was extended for one more year and expires on November 2016. The credit line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group.  The shareholder and CEO Alex Wang also personally guaranteed this credit line. As of June 30, 2016, the Company borrowed aggregated $5.6 million loans with various due dates in April 13, 2017 to April 26, 2017 from CITIC Sanmen Branch. The loans carried at annual interests of 6%.  The Company has also drawn down $7.0 million in the form of notes payable as of June 30, 2016.  The Company deposited $7.0 million restricted cash as collateral for these notes payable. These notes are due from July 2016 to December, 2016.  As of June 30, 2016, the line of credit has been fully utilized.

In March 2014, the Company was approved up to an aggregate of $5.0 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. The credit line expires on March 2017. As of June 30, 2016, the total outstanding loan under this credit line was $4.5 million. The annual interest rates are from 4.36% to 6.66%.  The loans are due in various dates from July 24, 2016 to June 22, 2017.  As of June 30, 2016, the unused line of credit was approximately $0.5 million. .

Short term loans as of June 30, 2016 and December 31, 2015 are presented below:

		June 30, 2016	December 31, 2015

Loan from CITIC bank	(a)	$5,569	$3,081
Loan from ICBC	(b)	4,515	4,621

		$10,084	$7,702
.
(a)	In October 2015, Jonway Auto borrowed a half year short-term loan of $3.1 million at annual interest rate of 5.9%. The loan was repaid upon maturity in April 2016.

On March 25, 2016, Jonway Auto borrowed a one year loan of $0.5 million at annual interest rate of 6.0%. The loan is due on March 25, 2017.  On April 13, 2016, Jonway Auto borrowed a one year loan of $1.5 million at annual interest rate of 6.0%. The loan is due on April 13, 2017. On April 14, 2016, Jonway Auto borrowed a one year loan of $1.4 million at annual interest rate of 6.0%. The loan is due on April 14, 2017. On April 26, 2016, Jonway Auto further borrowed a one year loan of $2.2 million at annual interest rate of 6.0%. The loan is due on April 26, 2017.

All loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.0 million as of June 30, 2016 has been pledged as security for these loans. The shareholder and CEO Alex Wang also personally guaranteed these loans.

(b)	In March 2015, the Company borrowed a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.4% and fully repaid the loan upon maturity in March 2016. In June 2015, the Company borrowed a one year short-term loan of $0.3 million from ICBC at an annual interest rate of 5.92% and fully repaid the loan upon maturity in June 2016.

In July 2015, the Company borrowed a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.7%.   In October 2015, the Company borrowed a one year short-term loan of $1.4 million at an annual interest of 6.4%. In November 2015, the Company borrowed a one year short-term loan of $1.1 million at an annual interest rate of 6.1%.  On June 8, 2016, the Company borrowed a one year short-term loan of $0.3 million at an annual interest rate of 5.0%.  On June 22, 2016, the Company borrowed a one year short-term loan of $0.8 million at an annual interest rate of 4.4%.

NOTE 7 – LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES - continued

Line of credit (Credit Exposure) - continued

These loans were guaranteed by related parties including Jonway Group, the shareholder Wang Huaiyi and the shareholder and CEO Alex Wang. The Company also pledged buildings and a land use right with a carrying value of $1.4 million with ICBC.

The weighted average interest rates were 6.0% and 6.9% for the six months ended June 30, 2016 and 2015, respectively.

Bank acceptance notes

 As of June 30, 2016, the Company has bank acceptance notes payable in the amount of $13.0 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of June 30, 2016, the restricted cash for the notes was $10.8 million. Bank acceptance notes are presented below:

		June 30, 2016	December 31, 2015

Bank acceptance notes payable to China Everbright Bank	(a)	$6,020	$7,086
Bank acceptance notes payable to CITIC Bank	(b)	7,029	6,428
Bank acceptance notes payable to Shanghai Pudong Development bank	(c)	-	852
		$13,049	$14,366

(a)	Notes payable to China Everbright bank have various maturity dates in December 2016. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.0 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

(b)	Notes payable to CITIC bank will be due in July to September, 2016. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

(c)	Notes payable to Shanghai Pudong Development Bank was due in January and May, 2016. The Company was required to maintain cash deposits at 100% of the notes payable with the bank. The note payable was fully repaid upon due date.

NOTE 8 - CONVERTIBLE DEBT

Convertible debts are presented below:

	June 30, 2016	December 31, 2015

Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	786	786
	$21,465	$21,465

(a)	Senior convertible debt - CEVC (related party)

On January 12, 2011, the Company entered into a Senior Secured Convertible Note and Warrant Purchase Agreement (the “Agreement”) with CEVC, a British Virgin Island company whose sole shareholder is Cathaya Capital, L.P., and a Cayman Islands exempted limited partnership (“Cathaya”).  Priscilla Lu was the former chairwoman of the board of directors of ZAP, a current shareholder of ZAP, a managing partner of Cathaya and a director of CEVC.

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

NOTE 9 – SEGMENT REPORTING

Operating Segments

In accordance with ASC 280, the Company has identified three reportable segments consisting of Jonway Auto, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Auto segment represents sales of the gas fueled Jonway Auto A380 three and five-door sports utility vehicles, EV minivan and EV SUVs and spare parts principally through distributors in China. The ZAP Consumer Product segment represents rechargeable portable energy products, the Company’s Zapino scooter, and the Company’s ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the CEOs and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	ZAP Hong Kong	Total
For the three months ended June 30, 2016
Net sales	$2,966	$5	$-	$2,971
Gross profit (loss)	$(725)	$1	$-	$(724)
Depreciation and amortization	$1,955	$-	$-	$1,955
Net loss	$(2,183)	$(1,194)	$-	$(3,377)
Total assets	$62,105	$13,350	$-	$75,455

For the three months ended June 30, 2015
Net sales	$5,331	$25	$-	$5,356
Gross profit (loss)	$(278)	$7	$-	$(271)
Depreciation and amortization	$1,455	$651	$-	$2,106
Net loss	$(4,023)	$(1,454)	$-	$(5,477)
Total assets	$67,925	$18,273	$9	$86,207
For the six months ended June 30, 2016
Net sales	$6,344	$9	$-	$6,353
Gross profit (loss)	$(660)	$2	$-	$(658)
Depreciation and amortization	$3,226	$651	$-	$3,877
Net loss	$(4,413)	$(2,353)	$-	$(6,766)
Total assets	$62,105	$13,350	$-	$75,455

For the six months ended June 30, 2015
Net sales	$13,517	$201	$-	$13,718
Gross profit (loss)	$(865)	$82	$-	$(783)
Depreciation and amortization	$2,890	$1,308	$-	$4,198
Net loss	$(7,294)	$(2,859)	$-	$(10,153)
Total assets	$67,925	$18,273	$9	$86,207

NOTE 9 – SEGMENT REPORTING - continued

Customer information

Approximately 99.8% or $3.0 million of the Company’s revenues for the three months ended June 30, 2016 are from sales in China.  Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing over 10% of the Company’s consolidated revenue during the three months ended June 30, 2016. Approximately 99.6% or $5.3 million of the Company’s revenues for the three months ended June 30, 2015 are from sales in China. Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with no customer contributing to more than 10% of the Company’s consolidated revenue during the three months ended June 30, 2015.

Approximately 99.9% or $6.3 million of the Company’s revenue for the six months ended June 30, 2016 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing over 10% of the Company’s consolidated revenue during the six months ended June 30, 2016. Approximately 98.5% or $13.5 million of the Company’s revenue for the six months ended June 30, 2015 are from sales in China. Jonway Auto distributed its product to an established network of over 65 factory level dealers in China with one customer contributing 10% of the Company’s consolidated revenue during the six months ended June 30, 2015.

Supplier information

For the three months ended June 30, 2016 and 2015, approximately 100% or $3.7 million and 100% or $5.6 million of the consolidated cost of goods sold were purchased in China. For the three months ended June 30, 2016, no vendors contributed to over 10% of the Company’s purchase.  For the three months ended June 30, 2015, one vender accounted for 11% of the total purchase. For the six months ended June 30, 2016 and 2015, approximately 100% or $7.0 million and 100% or $14.5 million of the consolidated cost of goods sold were purchased in China. For the six months ended June 30, 2016, one vendor accounted for 14% of the total purchase. For the six months ended June 30, 2015, no vendor contributed to over 10% of the Company’s purchase.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amounts due from related parties are as follows (in thousands):

	June 30, 2016	December 31, 2015

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$994	$998
Zhejiang Jonway Motorcycle	96	-
Taizhou Jonway	120	-
Shanghai Zapple	124
Jonway Economy and Trade Co., Ltd.	-	616
	$1,334	$1,614

In addition, accounts receivable included in accounts receivable due from related parties as follows (in thousands):

	June 30, 2016	December 31, 2015

Jonway EV selling Ltd.	$4,249	$4,659
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	155	212
Jonway Motorcycle	294	301
	$4,698	$5,172

Amounts due to related parties are follows (in thousands):

	June 30, 2016	December 31, 2015

Jonway Group	$14,721	$12,606
Jonway Motor Cycle	64	64
Taizhou Huadu	1,310	846
Shanghai Zapple	-	35
Mr. Alex Wang	7	74
Mr. Huaiyi Wang	14	-
Betterworld	149	149
Zhejiang Jonway Painting Co., Ltd.	-	11
Cathaya Operations Management Ltd.	442	193
	$16,707	$13,978

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway Auto short term bank facilities from China-based banks. Jonway Auto made such purchase from Jonway Group for a total of $627,000 and $1,299,000 for the six months ended June 30, 2016 and 2015, respectively. Jonway Auto made such purchase from Jonway Group for a total of $138,000 and $544,000 for the three months ended June 30, 2016 and 2015, respectively.

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

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway Auto, has certain non-controlling equity interests in Zhejiang UFO.  For the six months ended June 30, 2016 and 2015, $0.1 million and $Nil were recorded as assembling fees, respectively.  For the three months ended June 30, 2016 and 2015, $0.1 million and $Nil were recorded as assembling fees, respectively.

  Other Related Party Transactions

For the six months ended June 30, 2016, Jonway Auto purchased parts in amount of $301,000 and $98,000 from Taizhou Huadu and Jonway Group, respectively. For the six months ended June 30, 2015, Jonway Auto purchased $Nil and $1,299,000 spare parts from Taizhou Huadu and Jonway Group, respectively.

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

In September 2015, the Company issued 89,194,715 shares to Mr. Alex Wang, the Chief Executive Officer of the Company for his investment of $5,351,683 in the Company (approximately $4.5 million investment was loan by the Company to its subsidiary Jonway Auto).

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

In June 2015, the Company granted 200,000 restricted shares to Michael Ringstad in lieu of salary compensation and also for his acceptance for the position of Interim CFO. The stock was set at average of last 30 trading days, and the vesting period is for a period of 3 years from the date of grant. Michael Ringstad cannot sell the shares within six months from the date of grant and the Company retains the right to buy back the shares at any time at the market price. $658 was charged to general and administrative expense for three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016, $18,000 and $36,000 was recorded as stock-based compensation expenses, respectively. For the three and six months ended June 30, 2015, $18,000 and $37,000 was recorded as stock-based compensation expenses, respectively.

NOTE 12 – LITIGATION

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as the Company does not default on its payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells. As of June 30, 2016 and December 31, 2015, the Company accrued approximately $0.7 million for this litigation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support the Company’s business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.2 million at June 30, 2016 (December 31, 2015 - $2.3 million). The guarantee expires at variance dates from March 31, 2016 to December 2019. The Company’s performance risk under these guarantees is reviewed regularly, and has resulted in no changes to its initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.0 million offered to a related company, Taizhou Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee is five years from 2014 to 2019. The net value of the land use right and the building pledged as at June 30, 2016 and December 31, 2015 were $0.4 million and $0.5 million, respectively.

NOTE 14 – SUBSEQUENT EVENTS

In July 2016, the Company issued an aggregated of 37,465,956 shares of the Company’s common stock with the approval of the Board to settle certain existing debts of approximately $2.5 million.

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

Recent Developments

Effective on May 17, 2016, the Company accepted the resignations of Tian Ming and Bai Jianxiong, respectively, as directors.  Ms. Ming and Mr. Bai each resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, accounting policies or practices.

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

ZAP and Jonway Auto has increased its factory production capacity and running its operations at seven days per week, single shift, with production of around 50 EV minivans per day in order to meet pressing backlog orders from Dong Feng Motor Corporation.  Jonway Auto is on target to produce 800 EV minivans for October, 2016, and will be ramping up to meet the 3,000 EV minivans. A second shift with additional factory equipment may have to be added to reliably meet volumes of 2,000 or more per month. The target is to reach sales of no less than 20,000 of Jonway’s EV minivans in 2016 and aggregating to sales of 100,000 of ZAP and Jonway’s EV minivans as projected by Dong Feng over the next three years. The partnership with Dong Feng Motor facilitated by Shi Kong from Hangzhou enables Jonway Auto to offload the cost of lithium battery and the electric motor cost to Dong Feng and Shi Kong. This represents more than half of the cost of materials for the EV minivans.

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

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	-124.4%	-105.1%	-110.4%	-105.7%
Operating expenses	-70.5%	-88.3%	-79.6%	-59.9%
Loss from operations	-94.9%	-93.4%	-90.0%	-65.6%
Net loss attributable to ZAP	-77.7%	-66.2%	-72.5%	-47.7%

These results of operations that have been derived from our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway Auto since the date of ZAP’s acquisition of 51% of the equity shares of Jonway Auto on January 21, 2011.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 were $3.0 million as compared to $5.4 million for the three months ended June 30, 2015.  The decrease of sales was mainly due to the intense competitions in the auto market.

Jonway Auto’s revenue for the three months ended June 30, 2016 decreased by $2.3 million from $5.3 million for the quarter ended June 30, 2015 compared to $3.0 million for the quarter ended June 30, 2016.

The sales volume decreased because of the drop of sales for SUV and Urbee.  The sales of SUV decreased by $2.2 million from $2.2 million for the three months ended June 30, 2015 to $Nil for the three months ended June 30, 2016.   The sales of Urbee decreased by $2.5 million from $2.5 million for the three months ended June 30, 2015 to $Nil for the three months ended June 30, 2016.  However, the sales for EV minivans increased significantly, from $0.01 million for the three months ended June 30, 2015 to $2.9 million for the three months ended June 30, 2016.

Furthermore,  at the end of 2015, the Chinese government issued a notice that required all electronic vehicle manufacturers to be reviewed by the government and all EV related government subsidies would be delayed until the government completed its review process. Since EVs have relative higher unit cost than traditional fuel cars, EV manufacturers and dealers would only manufacture and sell EVs with government subsidies.  The 2015 notice increased the risk of loss for all EV manufacturers and dealers.  This notice also negatively impacted the Company's EV sales in fiscal 2016.

Gross loss increased by $453,000 from a gross loss of $271,000 for the three months ended June 30, 2015 to a gross loss of $724,000 for the three months ended June 30, 2016.  Our margins decreased from (5.06)% to (24.4)%.  The increase of the gross loss was primarily due to the decrease in sales.

Jonway Auto’s gross loss increased by $447,000 from a gross loss $278,000 for the three months ended June 30, 2015 to a gross loss of $725,000 for the three months ended June 30, 2016. The sales volume for both SUV and Urbee dropped significantly in three months ended June 30, 2016 in comparing with the same period last year.

Sales and marketing expenses decreased $0.4 million from $0.9 million for the three months ended June 30, 2015, to $0.5 million for the three months ended June 30, 2016.  The decrease was mainly due to the less marketing activities during the three months ended June 30, 2016.  The percentage of sales and marketing expense to net sales decreased from 16.7% for the three months ended June 30, 2015 to 15.6% for the three months ended June 30, 2016 due to the decrease in net sales.

General and administrative expenses decreased by $1.2 million from $2.8 million for the quarter ended June 30, 2015 to $1.6 million for the quarter ended June 30, 2016. This was primarily due to the less spending on general and administrative activities.

Research and development expenses decreased by $1.02 million from $1.07 million for the three months ended June 30, 2015 to $0.05 million for the three months ended June 30, 2016.  The decrease was mainly due to the less research and development activities during the three months ended June 30, 2016.

Interest expense, net decreased $5,000 from $674,000 in the second quarter of 2015 to $669,000 in the second quarter of 2016.   The decrease was due to the lower borrowing rate.

Other income decreased by $87,000 from $198,000 for the three months ended June 30, 2015 to $111,000 for the three months ended June 30, 2016.

Net loss for the three months ended June 30, 2016 was $3.4 million compared to $5.5 million loss for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net sales decreased by $7.3 million to $6.4 million for the six months ended June 30, 2016 from $13.7 million in June 30, 2015.  The decrease of sales was mainly due to the intense competitions in the auto market.

Jonway Auto’s revenue for the six months ended June 30, 2016 decreased by $7.2 million from $13.5 million for the six months ended June 30, 2015 to $6.3 million for the six months ended June 30, 2016.  The sales volume decreased because of the drop of sales for SUV and Urbee.  The sales of SUV decreased by $6.1 million from $7.6 million for the six months ended June 30, 2015 to $1.5 million for the six months ended June 30, 2016.  The sales of Urbee decreased by $4.91 million from $5.0 million for the six months ended June 30, 2015 to $0.09 million for the six months ended June 30, 2016.  However, the sales for EV minivans increased significantly, from $0.02 million for the six months ended June 30, 2015 to $4.4 million for the six months ended June 30, 2016.

Furthermore,  at the end of 2015, the Chinese government issued a notice that required all electronic vehicle manufacturers to be reviewed by the government and all EV related government subsidies would be delayed until the government completed its review process. Since EVs have relative higher unit cost than traditional fuel cars, EV manufacturers and dealers would only manufacture and sell EVs with government subsidies.  The 2015 notice increased the risk of loss for all EV manufacturers and dealers.  This notice also negatively impacted the Company's EV sales in fiscal 2016.

Gross loss decreased by $0.12 million from $(0.78) million for the six months ended June 30, 2015 to $(0.66) million for the six months ended June 30, 2016.  The increase of the gross loss was primarily due to the decrease in sales.

Jonway Auto’s gross loss decreased by $0.2 million from $(0.9) million for the first six months of 2015 to $(0.7) million for the six months ended June 30, 2016. The increase in gross loss in the six months ended June 30, 2016 was principally related to the higher profits on the sales of EV minivans. Management expects gross margin will be increased and becomes positive along with the sales of EV products with the sales growth.

Sales and marketing expenses in the first six months of 2016 decreased by $0.8 million from $1.9 million in 2015 to $1.1 million in 2016.  The decrease was mainly due to the less marketing activities during the six months ended June 30, 2016. As a percentage of sales, the expense increased from 13.72% for the six months ended June 30, 2015 to 16.48% for the six months ended June 30, 2016.

General and administrative expenses decreased by approximately $0.8 million, from $4.6 million for the six months ended June 30, 2016 to $3.8 million for the six months ended June 30, 2015. This was primarily due the less spending on general and administrative activities.

Research and development expenses decreased by $1.5 million from $1.7 million for the six months ended June 30, 2015 to $0.2 million for the six months ended June 30, 2016.  The decrease was mainly due to the less research and development activities during the six months ended June 30, 2016

Interest expense, net decreased by $0.2 million from an interest expense of $1.4 million for the first six months of 2015 to interest expense of $1.2 million in the six months ended June 30, 2016. The decrease was due to the lower borrowing rate.

Other income decreased $0.1 million from $0.3 million for the six months ended June 30, 2015 to $0.2 million for the six months ended June 30, 2016.

Net loss for the six months ended June 30, 2016 was $6.8 million compared to $10.2 million loss for the six months ended June 30, 2015.

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

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

In May 2016, FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its financial statements, disclosure requirements and methods of adoption.

Liquidity and Capital Resources

As of June 30, 2016, our current liabilities exceeded the current assets by approximately $72.4 million and our equity deficiency was $15.7 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

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

In June 2015, we were approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million The Company renewed the agreement in June 2016. The renewed agreement approved for up to an aggregated of $6.0 million of a credit line with 50% restricted cash deposited and credit exposure of $3.0 million. The renewed credit line expires in June 2017.  The credit line is secured by a land use right and a building with a total carrying amount of $2.1 million. Three shareholders and the Chief Executive Officer (“CEO”) Alex Wang also personally guaranteed on this credit line.  As of June 30, 2016, $6.0 million was drawn down as notes payable from Everbright Bank. The amount of restricted cash deposited with the bank was $3.0 million. As of June 30, 2016, the renewed credit line has been fully utilized.

 In March 2014, the Company has obtained up to an aggregate of $15.1 million of credit line with the credit exposure of $5.6 million from CITIC Sanmen Branch through Jonway Auto.  The credit line was extended for one more year and expires on November 2016. The credit line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group.  The shareholder and CEO Alex Wang also personally guaranteed this credit line. As of June 30, 2016, the Company borrowed aggregated $5.6 million loans with various due dates in March 25, 2017 to April 26, 2017 from CITIC Sanmen Branch. The loans carried at annual interests of 6.0%.  The Company has also drawn down $7.0 million in the form of notes payable as of June 30, 2016.  The Company deposited $7.0 million restricted cash as collateral for these notes payable. These notes are due from July 2016 to September 2016.  As of June 30, 2016, the line of credit has been fully utilized.

In March 2014, we were approved up to an aggregate of $5.0 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties. The credit line expires on March 2017. As of June 30, 2016, the total outstanding loan under this credit line was $4.5 million. The annual interest rates are from 4.36% to 6.66%.  The loans are due in various dates from July 24, 2016 to June 22, 2017.  As of June 30, 2016, the unused line of credit was approximately $0.5 million.

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

Jonway Group has continued to provide support in financing the capital requirements of Jonway Auto. For the year ended December 31, 2015, Alex Wang, the CEO and Jonway Group injected $5.4 million to the Company and plans to inject additional capital to support the critical on-going manufacturing operations to meet the delivery of the EV minivans and SUV orders in the pipeline.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting, we are not required to provide disclosure pursuant to this Item 3.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.  As of June 30, 2016 and December 31, 2015, the Company accrued approximately $0.7 million for this litigation.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors which are included and described in the annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Effective   May 17, 2016, the board of directors authorized the issuance of   the equity securities:

7,540,041 shares of common stock were authorized for issuance at $0.05 per share to Cathaya Operations Management or its designees in satisfaction of advances and loans made to the Company.

1,282,259 shares of common stock were authorized for issuance at $0.05 per share to Victor Huang for outstanding unpaid compensation in the amount of $64,112.95.

200,000 shares of common stock were authorized for issuance to   Michael   Ringstad   as compensation for services provided by Mr. Ringstad as the Company’s CFO since June 2015.

Effective June 23, 2016, the board of directors authorized the issuance of the following equity securities:

27,111,095 shares of common stock were authorized for issuance to China Electric Vehicle Corporation in satisfaction of unpaid accrued interest owing on the Company’s Senior Secured Convertible Promissory Note.

1,332,561 shares of common stock were authorized for issuance to Cathaya Operations Management or its designees for advances made on behalf of the Company.

As of June 30, 2016, the foregoing securities have not been issued to their respective recipients.

Each of the foregoing issuances were deemed exempt from the registration requirements of the Securities Act of 1933, as amended,(“1933 Act”)  pursuant to  Section 4(a)(2) of the 1933 Act for transactions not involving a public offering.

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

Dated: August 15, 2016	By: /s/ Alex Wang
Name: Alex Wang

Title: Chief Executive Officer

(Principal Executive Officer).

Dated: August 15, 2016	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION

 Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

 I, Alex Wang, certify that:

1.          I have reviewed this 10-Q of ZAP.

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

 3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

 4.          The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or its reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ Alex Wang

Title: Chief Executive Officer

Date: August 15, 2016

EXHIBIT 31.2

CERTIFICATION

 Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

I, Michael Ringstad, certify that:

1.          I have reviewed this 10-Q of ZAP.

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

 3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

 4.          The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or its reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ Michael Ringstad

Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 15, 2016

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ZAP (the "Company") on Form 10-Q for the  quarterly period ended June 30, 2016 as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 15, 2016
By: /s/ Alex Wang
Chief Executive Officer
(Principal Executive Officer).

Dated: August  15, 2016
 By: /s/ Michael Ringstad
Interim Chief Financial Officer
(Principal Financial Officer)