Form 10-Q
period 2016-09-30
ZAP
filed 2016-11-14
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Yes  ☐   No  ☒

As of November 9, 2016, there were 605,937,077 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$108	$60
Restricted cash	7,721	8,988
Accounts receivable, net	5,096	5,915
Inventories, net	6,872	7,743
Prepaid taxes	-	147
Prepaid expenses and other current assets	947	574
Total current assets	20,744	23,427

Property, plant and equipment, net	31,003	35,893
Land use rights, net	8,538	8,930

Other assets:
Distribution fees, net	5,879	6,959
Intangible assets, net	2,199	2,513
Goodwill	306	314
Due from related parties	124	1,614
Total other assets	8,508	11,400
Total assets	$68,793	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015

LIABILITIES AND DEFICIENCY
Current liabilities:
Short term loans	$10,045	$7,702
Accounts payable	24,871	21,486
Senior convertible debt	21,465	21,465
Accrued liabilities	2,994	4,000
Notes payable	9,970	14,366
Advances from customers	6,757	7,391
Taxes payable	1,251	1,638
Due to related parties	11,771	13,978
Other payables	2,532	2,256
Total current liabilities	91,656	94,282

Long term liabilities:
Accrued liabilities and others	148	152
Total long term liabilities	148	152
Total liabilities	91,804	94,434

Commitments and contingencies

Deficiency
Common stock, no par value; 800 million shares authorized;
605,937,077 and 578,465,159 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	253,433	251,689
Accumulated other comprehensive income	1,319	1,359
Accumulated deficit	(270,994)	(264,144)
Total ZAP shareholders' deficiency	(16,242)	(11,096)
Non-controlling interest	(6,769)	(3,688)
Total deficiency	(23,011)	(14,784)
Total liabilities and deficiency	$68,793	$79,650

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
 (In thousands; except share and per share data)
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015

Net sales	$3,286	$7,154	$9,639	$20,872
Cost of goods sold	(3,665)	(7,348)	(10,676)	(21,849)
Gross loss	(379)	(194)	(1,037)	(977)

Operating expenses:
Sales and marketing	450	909	1,497	2,791
General and administrative	2,161	2,301	6,006	6,950
Research and development	84	38	252	1,721
Total operating expenses	2,695	3,248	7,755	11,462

Loss from operations	(3,074)	(3,442)	(8,792)	(12,439)

Other income (expense):
Interest expense, net	(625)	(646)	(1,848)	(2,081)
Other income	382	374	557	653
Total other expense, net	(243)	(272)	(1,291)	(1,428)
Loss before income taxes	(3,317)	(3,714)	(10,083)	(13,867)
Income tax expense	-	-	-	-
Net loss	(3,317)	(3,714)	(10,083)	(13,867)
Less: loss attributable to non-controlling interest	1,070	1,055	3,233	4,669
Net loss attributable to ZAP’s common shareholders	$(2,247)	$(2,659)	$(6,850)	$(9,198)

Net loss	$(3,317)	$(3,714)	$(10,083)	$(13,867)
Other comprehensive income (loss)
Foreign currency translation adjustments	27	(130)	112	(1)
Total comprehensive loss	(3,290)	(3,844)	(9,971)	(13,868)
Less: Comprehensive loss attributable to non-controlling interest	1,050	1,096	3,081	4,607
Comprehensive loss attributable to ZAP's common shareholders	$(2,240)	$(2,748)	$(6,890)	$(9,261)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	595,658	496,392	584,238	470,777

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,083)	$(13,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	54	55
Depreciation and amortization	4,745	5,134
Amortization of distribution agreement	1,080	1,080
Provision for doubtful accounts	451	1,614
Changes in inventory reserve	25	(76)
Gain from disposal of equipment	-	(23)
Changes in assets and liabilities:
Accounts receivable	218	377
Notes receivable	-	15
Inventories	650	99
Prepaid expenses and other assets	(244)	(366)
Due from related parties	1,467	21
Accounts payable	3,953	48
Accrued liabilities	(1,102)	615
Taxes payable	(348)	417
Advances from customers	(442)	348
Due to related parties	(1,985)	1,530
Other payables	376	(235)
Net cash used in operating activities	(1,185)	(3,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(235)	(307)
Proceeds from disposal of equipment	102	23
Net cash used in investing activities	(133)	(284)

See accompanying notes to the unaudited condensed consolidated financial statements.

ZAP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$1,040	$1,122
Repayment of convertible bonds	-	(100)
Repurchase of common stock	-	(407)
Proceeds from issuance of common stock	1,690	6,167
Proceeds from notes payable	17,203	14,238
Proceeds from short term loans	6,687	2,268
Proceeds of convertible bonds	-	786
Repayments of notes payable	(21,270)	(14,478)
Repayments of short term loans	(3,981)	(6,242)
Net cash provided by financing activities	1,369	3,354
Effect of exchange rate changes on cash and cash equivalents	(3)	(4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48	(148)
CASH AND CASH EQUIVALENTS, beginning of period	60	238
CASH AND CASH EQUIVALENTS, end of period	$108	$90

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$800	$810
Cash paid during period for income taxes	$-	$-

Non-cash transaction:
Issued 8,872,602 shares of common stock to Cathaya Management Co. Ltd to settle payable	$444	$-
Issued 18,399,316 shares of common stock to CEVC to settle interest payable	$1,246	$-
Cancellation of 1,182,558 shares of common stock issued to pay convertible bond	$-	$100
Issued 14,454,743 shares of common stock to pay interest payable	$-	$1,237
Issued 5,833,333 shares of common stock to pay outstanding management fee	$-	$350

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

Jonway Auto is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (the “PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Alex Wang (the son of Wang Huaiyi) and Wang Xiaoying (the daughter of Wang Huaiyi and all three individuals collectively referred to as the “Wang Family”).

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company’s current liabilities exceeded the current assets by approximately $70.9 million and its equity deficiency was $23.0 million, which raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has recurring net losses. Given the Company’s expected capital expenditure in the foreseeable future, the Company has comprehensively considered its available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given its credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase its cash flows from operations and revenue derived from its products. If the Company’s revenues do not reach the level anticipated in its plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand, and its operating and capital expenditure commitments.  The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

           Jonway Auto intends to utilize its existing credit lines (see Note 7) to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also the Company’s principal shareholder, Jonway Group, has agreed to provide the necessary support to meet the Company’s financial obligations through September 30, 2017 in the event that the Company requires additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016 (see Note 8).  The Company does not intend to extend the term of this CEVC convertible note when it matures on December 31, 2016, and will most likely repay CEVC with Jonway Auto shares as per the terms and condition originally stipulated in the Convertible Note agreement.  With the conversion of the CEVC Convertible Note, the additional equity investment into Jonway Auto would reduce ZAP’s majority equity ownership in Jonway Auto. As a result, the qualification for ZAP to consolidate Jonway Auto would have to be reassessed based on ZAP’s financial control, board and management control of Jonway Auto.

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

The Company intends to fund its short and long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond its control, including trends in its industry and technological developments.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of ZAP, and its subsidiaries, and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  The Company accounts for its 37.5% interest in the ZAP Hangzhou and its 50% interest in Shanghai Zapple using the equity method of accounting because it has significant influence but not control. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2015 annual report on Form 10-K filed on April 14, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, stock based compensation, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

The carrying value of current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the senior convertible debt (see Note 8), which approximates fair value, is influenced by interest rates and the Company’s stock price, and is determined by prices for the convertible debts observed in market trading, which are Level 2 inputs.

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

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.  The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

	September 30, 2016	September 30, 2015	December 31, 2015

Balance sheet items, except for share capital, additional paid in capital and retained earnings	$ 1=RMB 6.6702	$ 1=RMB6.3638	$1=RMB6.4917

Amounts included in the statements of operations and cash flows	$ 1=RMB 6.5802	$ 1=RMB6.1735	$1=RMB 6.2288

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016 15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016 16, Income Taxes (Topic 740): Intra - Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and remove the exception to postpone recognition until the asset has been sold to an outside party. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2016	December 31, 2015

Accounts receivable – third parties	$2,256	$2,274
Accounts receivable – related parties	4,776	5,172
	7,032	7,446
Less – Allowance for doubtful accounts	(1,936)	(1,531)
Total account receivable, net	$5,096	$5,915

Changes in the Company’s allowance for doubtful accounts as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$1,531	$439
Write-off	-	(76)
Current provision	405	1,168
Balance, end of period	$1,936	$1,531

NOTE 5 – INVENTORIES, NET

Inventories, net are summarized as follows:

	September 30, 2016	December 31, 2015

Work in Process	$2,025	$2,237
Parts and supplies	4,020	3,616
Finished goods	2,117	3,186
	8,162	9,039
Less - inventory reserve	(1,290)	(1,296)
Inventories, net	$6,872	$7,743

Changes in the Company’s inventory reserve as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$1,296	$1,380
Current provision (recovery) for Jonway Auto	19	(132)
Current provision (recovery) for inventory ZAP, net	(25)	48
Balance, end of period	$1,290	$1,296

NOTE 6 - DISTRIBUTION AGREEMENTS

Distribution agreements are presented below:

	September 30, 2016	December 31, 2015

Better World Products - related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less: amortization	(10,681)	(9,601)
	$5,879	$6,959

Amortization expenses related to these distribution agreements for the three and nine months ended September 30, 2016 and 2015 was $360,000 and $360,000, $1,080,000 and $1,080,000, respectively. Amortization is based over the term of the agreements. No impairment loss was recorded for the three and nine months ended September 30, 2016 and 2015. The estimated future amortization expense is as follows:

12 months ended September 30,
2017	$1,440
2018	1,440
2019	1,440
2020	1,440
Thereafter	119
Total	$5,879

NOTE 7 – SHORT TERM DEBTS AND BANK ACCEPTANCE NOTES

Short Term Debts

In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million. The Company renewed the agreement in June 2016 and the renewed agreement expires in June 2017.  The credit line is secured by a land use right and a building with a total carrying amount of $2.1 million. Three shareholders and the Chief Executive Officer (“CEO”) also personally guaranteed on this credit line.  As of September 30, 2016, $6.0 million was drawn down as notes payable from China Everbright Bank.  The amount of restricted cash deposited with the bank was $3.0 million. As of September 30, 2016, the unused line of credit was approximately $0.45 million.

 In March 2014, the Company has obtained up to an aggregate of $15.0 million of credit line with the credit exposure of $5.5 million from CITIC Sanmen Branch through Jonway Auto.  The credit line was extended for one more year and expires on November 2016. The credit line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group.  The shareholder and the CEO also personally guaranteed this credit line. As of September 30, 2016, the Company borrowed aggregated $5.5 million loans with various due dates in March 25, 2017 to April 26, 2017 from CITIC Sanmen Branch. The loans carried at annual interests of 6.0%.  The Company has also drawn down $4.0 million in the form of notes payable as of September 30, 2016.  The Company deposited $4.0 million restricted cash as collateral for these notes payable. These notes are due in March 2017.  As of September 30, 2016, the line of credit has been fully utilized.

NOTE 7 –SHORT TERM DEBTS AND BANK ACCEPTANCE NOTES - continued

Short Term Debts - continued

The Company has qualified for an aggregate of $5.0 million of a credit line from ICBC. This credit line is secured by land and buildings owned by Jonway Auto and guaranteed by related parties. The credit line expires in March 2017. As of September 30, 2016, the total outstanding loan under this credit line was $4.5 million. The annual interest rates are from 4.36% to 6.66%.  The loans are due in various dates through July 22, 2017. As of September 30, 2016, the unused line of credit was approximately $0.45 million.

Short term loans as of September 30, 2016 and December 31, 2015 are presented below:

		September 30, 2016	December 31, 2015

Loan from CITIC bank	(a)	$5,547	$3,081
Loan from ICBC	(b)	4,498	4,621

		$10,045	$7,702
.
(a)	In October 2015, Jonway Auto borrowed a half year short-term loan of $3.1 million at annual interest rate of 5.9%. The loan was repaid upon maturity in April 2016.

On March 25, 2016, Jonway Auto entered into a one year loan of $0.5 million at annual interest rate of 6.0%. The loan is due on March 25, 2017.  On April 13, 2016, Jonway Auto entered into a one year loan of $1.5 million at an annual interest rate of 6.0%. The loan is due on April 13, 2017. On April 14, 2016, Jonway Auto entered into a one year loan of $1.4 million at annual interest rate of 6.0%. The loan is due on April 14, 2017. On April 26, 2016, Jonway Auto further entered into a one year loan of $2.1 million at annual interest rate of 6.0%. The loan is due on April 26, 2017.

All loans are secured by a Maximum Amount Mortgage Contract between Jonway Auto and CITIC dated November 3, 2014, in which a land use right and a building with a total carrying amount of $5.0 million as of September 30, 2016 has been pledged as security for these loans. The shareholder and the CEO also personally guaranteed these loans.

In March 2015, the Company entered into a one year short-term loan of $0.8 million from ICBC at an annual interest of 5.4% and fully repaid the loan upon maturity in March 2016.  In June 2015, the Company entered into a one year short-term loan of $0.3 million from ICBC at an annual interest rate of 5.92% and fully repaid the loan upon maturity in June 2016. In July 2015, the Company entered into a one year short-term loan of $1.1 million from ICBC at an annual interest rate of 6.7% and fully repaid the loan upon maturity in July 2016.  In October 2015, the Company entered into a one year short-term loan of $1.3 million at an annual interest of 6.4%. In November 2015, the Company entered into a one year short-term loan of $1.1 million at an annual interest rate of 6.1%.  On June 8, 2016, the Company entered into a one year short-term loan of $0.3 million at an annual interest rate of 5.0%.  On June 22, 2016, the Company entered into a one year short-term loan of $0.7 million at an annual interest rate of 4.4%. On July 22, 2016, the Company entered into a one year short-term loan of $1.1 million at an annual interest rate of 5%.

These loans were guaranteed by related parties including Jonway Group, the shareholder, Wang Huaiyi, and the shareholder and the CEO. The Company also pledged buildings and a land use right with a carrying value of $1.4 million with ICBC.

The weighted average interest rates were 5.8% and 6.6% for the nine months ended September 30, 2016 and 2015, respectively.

Bank acceptance notes

 As of September 30, 2016, the Company has bank acceptance notes payable in the amount of $10.0 million. The notes are guaranteed to be paid by the banks and are usually for a short-term period of nine months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of September 30, 2016, the restricted cash for the notes was $7.0 million. Bank acceptance notes are presented below:

		September 30, 2016	December 31, 2015

Bank acceptance notes payable to China Everbright Bank	(a)	$5,997	$7,086
Bank acceptance notes payable to CITIC Bank	(b)	3,973	6,428
Bank acceptance notes payable to Shanghai Pudong Development bank	(c)	-	852
		$9,970	$14,366

(a)	Notes payable to China Everbright bank have various maturity dates in December 2016. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.1 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

(b)	Notes payable to CITIC bank will be due in March 2017. The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

(c)	Notes payable to Shanghai Pudong Development Bank was due in January and May 2016. The Company was required to maintain cash deposits at 100% of the notes payable with the bank. The note payable was fully repaid upon due date.

NOTE 8 - CONVERTIBLE DEBT

Convertible debts are presented below:
	September 30, 2016	December 31, 2015

Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	786	786
	$21,465	$21,465

(a)	Senior convertible debt - CEVC

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

NOTE 8 - CONVERTIBLE DEBT – continued

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

This convertible note was extended until December 31, 2016 with interest accrual at 8% per annum with original maturing date of February 12, 2012. According to Accounting Standard Codification (“ASC”) 470-10, the market interest should be imputed for the non-interest bearing loan between the related parties; therefore in the extended agreement the Convertible Note bears a market interest rate at 8%. With the new extension, the principal of $20.7 million has the same conversion terms to cash, and will also be convertible in part or in whole to shares of ZAP or Jonway Auto at maturity date or at any time with a 90 day notice. Beginning August 12, 2013 within 10 calendar days following the end of each fiscal quarter, the Company is required to pay Holder the Additional Interest accrued during such fiscal quarter by issuing the Holder or a party designated by the Holder, the number of shares of the Company’s Common Stock equal to the Additional Interest accrued during such fiscal quarter divided by the average of the Closing Prices for each trading day during such fiscal quarter ending on (and including) the last Trading Day of such fiscal quarter. The Additional Interest Rate may be amended from time to time with the written consent of the Holder and the Company. In addition, the warrants issued in connection with the CEVC note were amended for the change of the terms of conversion and for the extension of the maturity date until December 31, 2016 (See Note 11).

Upon expiration date of the CEVC note on December 31, 2016, it is most likely that this convertible note will be repaid by ZAP in the form of Jonway Auto shares in order to reduce the liability of ZAP. If the CEVC note is repaid by Jonway Auto shares, ZAP’s ownership of Jonway Auto would be reduced to less than majority interest, resulting in need to reconsider eligibility for consolidation.  Due to the increasing accumulation of debt from Jonway Auto, largely because of the lack of working capital to fulfill orders, Jonway Auto may seek equity funding in order to meet its operational financial needs.  If this were to happen, then the additional equity investment into Jonway Auto would also reduce ZAP’s majority equity ownership in Jonway Auto. As a result, the qualification for ZAP to consolidate Jonway Auto would have to be reassessed based on ZAP's financial control, board and management control of Jonway Auto.

Interest expense related to CEVC convertible note for the three and nine months ended September 30, 2016 was $416,981 and $1,242,929, respectively, and for the three and nine months ended September 30, 2015 was $416,981 and $1,237,345, respectively. Accrued interest related to CEVC convertible note was $829,429 and $833,961, as of September 30, 2016 and December 31, 2015, respectively.

(b)	Convertible debt – Mr. Luo Hua Liang

On September 3, 2015, the board approved issuance of a convertible note to Mr. Luo Hua Liang (the CEO’s brother in-law) for his investment of RMB 5 million immediately deposited within one week of signing of the agreement and another investment up to RMB 5 million within one month of signing of the agreement. Both notes have one year terms at the interest rate of 12% per annum, and they have been extended one year to September 2017. The investment was transferred to Jonway Auto as the loan from the Company to Jonway Auto. The convertible note shall either be repaid in cash from Jonway Auto or be paid in ZAP shares. The convertible note’s conversion price is $0.06 per share.

Interest expense related to this convertible debt for the three and nine months ended September 30, 2016 was $22,437 and $68,199, respectively, and for the three and nine months ended September 30, 2015 was $7,078 and $7,078, respectively. Accrued interest related to CEVC convertible note was $96,852 and $30,133, as of September 30, 2016 and December 31, 2015, respectively.

NOTE 9 – SEGMENT REPORTING

Operating Segments

In accordance with ASC 280, the Company has identified three reportable segments through the entities of Jonway Auto, ZAP (Consumer Product) and ZAP Hong Kong. The Jonway Auto segment represents sales of the gas fueled Jonway Auto A380 three and five-door sports utility vehicles, EV minivan and EV SUVs and spare parts principally through distributors in China. The ZAP Consumer Product segment represents rechargeable portable energy products, the Company’s Zapino scooter, and the Company’s ZAPPY3 personal transporters. These segments are strategic business units that offer different services. They are managed separately because each business requires different resources and strategies. The Company’s chief operating decision making group, which is comprised of the CEOs and the senior executives of each of ZAP’s strategic segments, regularly evaluate the financial information about these segments in deciding how to allocate resources and in assessing performance.

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows (in thousands):

	Jonway Auto	ZAP	ZAP Hong Kong	Total
For the three months ended September 30, 2016
Net sales	$3,279	$7	$-	$3,286
Gross profit (loss)	$(380)	$1	$-	$(379)
Depreciation and amortization	$684	$1,264	$-	$1,948
Net loss	$(2,185)	$(1,132)	$-	$(3,317)
Total assets	$56,008	$12,785	$-	$68,793

For the three months ended September 30, 2015
Net sales	$7,089	$65	$-	$7,154
Gross profit (loss)	$(189)	$(5)	$-	$(194)
Depreciation and amortization	$1,363	$653	$-	$2,016
Net loss	$(2,235)	$(1,479)	$-	$(3,714)
Total assets	$63,904	$17,742	$9	$81,655
For the nine months ended September 30, 2016
Net sales	$9,623	$16	$-	$9,639
Gross profit (loss)	$(1,040)	$3	$-	$(1,037)
Depreciation and amortization	$3,910	$1,915	$-	$5,825
Net loss	$(6,598)	$(3,485)	$-	$(10,083)
Total assets	$56,008	$12,785	$-	$68,793

For the nine months ended September 30, 2015
Net sales	$20,606	$266	$-	$20,872
Gross profit (loss)	$(1,054)	$77	$-	$(977)
Depreciation and amortization	$4,253	$1,961	$-	$6,214
Net loss	$(9,529)	$(4,338)	$-	$(13,867)
Total assets	$63,904	$17,742	$9	$81,655

NOTE 9 – SEGMENT REPORTING - continued

Customer information

Approximately 99.8% or $3.3 million of the Company’s revenues for the three months ended September 30, 2016 are from sales in China.  Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with two customers contributing 44% and 45% of the Company’s consolidated revenue during the three months ended September 30, 2016. Approximately 99.1% or $7.1 million of the Company’s revenues for the three months ended September 30, 2015 are from sales in China. Jonway Auto distributes its products to an established network of over 63 factory level dealers in China with three customers contributing 14%, 12% and 10% of the Company’s consolidated revenue during the three months ended September 30, 2015.

Approximately 99.8% or $9.6 million of the Company’s revenue for the nine months ended September 30, 2016 are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with three customer contributing 14%, 15% and 16% of the Company’s consolidated revenue during the nine months ended September 30, 2016. Approximately 98.7% or $20.6 million of the Company’s revenue for the nine months ended September 30, 2015 are from sales in China. Jonway Auto distributed its product to an established network of over 65 factory level dealers in China with one customer contributing approximately 18% of the Company’s consolidated revenue during the nine months ended September 30, 2015.

Supplier information

For the three months ended September 30, 2016 and 2015, approximately 99.8% or $3.7 million and 99.0% or $7.3 million of the consolidated cost of goods sold were purchased in China. For the three months ended September 30, 2016, one vendor contributed 29.2% of the Company’s purchases.  For the three months ended September 30, 2015, three venders accounted for 22.6%, 11.9% and 10.1% of the total purchases. For the nine months ended September 30, 2016 and 2015, approximately 99.90% or $10.7 million and 99.1% or $21.7 million of the consolidated cost of goods sold were purchased in China. For the nine months ended September 30, 2016, two vendors accounted for 11.3% and 11.0% of the total purchases, respectively. For the nine months ended September 30, 2015, one vendor contributed to over 11.9% of the Company’s purchases.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amounts due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing.

Amounts due from related parties are as follows (in thousands):

	September 30, 2016	December 31, 2015

Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$-	$998
Shanghai Zapple	123	-
Jonway Economy and Trade Co., Ltd.	1	616
	$124	$1,614

In addition, accounts receivable included in accounts receivable due from related parties as follows (in thousands):

	September 30, 2016	December 31, 2015

Jonway EV selling Ltd.	$3,317	$4,659
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	1,054	212
Jonway Motorcycle	405	301
	$4,776	$5,172

Amounts due to related parties are follows (in thousands):

	September 30, 2016	December 31, 2015

Jonway Group	$11,413	$12,606
Jonway Motor Cycle	64	64
Taizhou Huadu	-	846
Shanghai Zapple	-	35
Mr. Alex Wang, the CEO	4	74
Mr. Huaiyi Wang	14	-
Betterworld	149	149
Zhejiang Jonway Painting Co., Ltd.	-	11
Cathaya Operations Management Ltd.	127	193
	$11,771	$13,978

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway Auto short term bank facilities from China-based banks. Jonway Auto made such purchases from Jonway Group for a total of $260,000 and $1,666,000 for the nine months ended September 30, 2016 and 2015, respectively. Jonway Auto made such purchases from Jonway Group for a total of $111,000 and $362,000 for the three months ended September 30, 2016 and 2015, respectively.

Jonway Auto Agreement with Zhejiang UFO

Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway Auto dated as of January 1, 2006, Zhejiang UFO has authorized Jonway Auto to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006. The agreement has not been officially renewed, but all involved parties are still following the original terms stated in the contract.

According to the contract, Jonway Auto shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway Auto assembles in the Sanmen Branch every year, at the following rates (historical exchange rate):

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway Auto, has certain non-controlling equity interests in Zhejiang UFO.  For the nine months ended September 30, 2016 and 2015, $22,000 and $Nil were recorded as assembling fees, respectively.  For the three months ended September 30, 2016 and 2015, $Nil and $Nil were recorded as assembling fees, respectively.

  Other Related Party Transactions

For the nine months ended September 30, 2016, Jonway Auto purchased parts in amount of $468,000 and $260,000 from Taizhou Huadu and Jonway Group, respectively. For the nine months ended September 30, 2015, Jonway Auto purchased $Nil and $1,299,000 spare parts from Taizhou Huadu and Jonway Group, respectively.

NOTE 11 - SHAREHOLDERS’ EQUITY

Common stock

2016 ISSUANCES

In August 2016, the amount of $443,630 due to Cathaya Management Co Ltd, a related party, has been converted into 8,872,602 shares of common stock at price of $0.05. In addition, China Electric Vehicle Corporation (CEVC), a related party, has elected to convert the interest of $1,246,410 due on the $20.7 million convertible note to 18,399,316 shares of ZAP’s common stock at the average share price of related interest period (see Note 8). The Company also issued 200,000 shares of common stock to the CFO in August 2016.

The Company planned to issue an aggregated of 9,994,038 shares of the Company’s common stock to settle certain existing debts of $476,561 in accordance with the Board approval in July 2016, which including the amount of $412,448 due to CEVC, a related party, to be converted into 8,711,779 shares of common stock at price of $0.047, and the amount of $64,113 due to a debt holder to be converted into 1,282,259 shares of common stock at price of $0.05. These shares have not been issued as of the reporting date.

2015 ISSUANCES

On February 11, 2015, the cancellation of 1,182,558 shares of common stock was processed to pay back the proceeds from convertible notes, and a partial repayment representing a principal reduction of $100,000 and $8,433 of interest was paid on the Company’s outstanding convertible bond held by Yung. For the year ended December 31, 2015, the Company repurchased 4,811,633 shares of common stock at cost of $406,872 from Yung and cancelled those shares. The balance of the outstanding note issued to Korea Yung was $133,116 after the payment and cancellation of these shares. Yung was allowed to engage in open market sales of the shares through December 31, 2015. In the event the gross proceeds realized from the sale of the shares by Yung was greater than the principal and interest due on the bond as of the maturity date, Yung would have been entitled to retain all proceeds. If the proceeds from the sale of shares are less than the principal and interest due on the bond as of the maturity date, ZAP would pay the shortfall to Yung in cash within five business days of written notice from Yung.

In September 2015, the Company issued 89,194,715 shares to Mr. Alex Wang, the Chief Executive Officer of the Company for his investment of $5,351,683 in the Company (approximately $4.5 million investment was loan by the Company to its subsidiary Jonway Auto).

In September 2015, the amount of $814,863 investment from Cathaya Management Co Ltd, a related party, and $350,000 due to Cathaya Management Co Ltd have been converted into 13,581,051 and 5,833,333 shares of common stock at price of $0.06, respectively.

In September 2015, China Electric Vehicle Corporation (CEVC), a related party, has elected to convert the interest of $1,237,345 due on the $20.7 million convertible note to 14,454,743 shares of common stock at the average price of $0.086.

Stock-based Compensation

The Company has stock compensation plans for employees and directors. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument.

In June 2015, the Company granted 200,000 restricted shares to Michael Ringstad in lieu of salary compensation and also for his acceptance for the position of Interim CFO. The stock was set at average of last 30 trading days, and the vesting period is for a period of 3 years from the date of grant. Michael Ringstad cannot sell the shares within nine months from the date of grant and the Company retains the right to buy back the shares at any time at the market price.

For the three and nine months ended September 30, 2016, $18,000 and $54,000 was recorded as stock-based compensation expense, respectively. For the three and nine months ended September 30, 2015, $18,000 and $55,000 was recorded as stock-based compensation expense, respectively.

NOTE 12 – LITIGATION

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as the Company does not default on its payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327, recorded by the Company in its books and records. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells. As of September 30, 2016 and December 31, 2015, the Company accrued approximately $1.2 million for this litigation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support the Company’s business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $2.2 million at September 30, 2016 (December 31, 2015 - $2.3 million). The guarantee expires at variance dates from November, 2016 to December 2019. The Company’s performance risk under these guarantees is reviewed regularly, and has resulted in no changes to its initial valuations.

              Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.0 million offered to a related company, Taizhou Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee is five years from 2014 to 2019. The net value of the land use right and the building pledged as at September 30, 2016 and December 31, 2015 were $0.5 million and $0.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This quarterly report including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. you can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to establish, maintain and strengthen our brand;

•	our ability to maintain effective disclosure controls and procedures;

•	whether the alternative energy and gas-efficient vehicle market for our electric products continues to grow and, if it does, the pace at which it may grow;

•	our ability to attract and retain the personnel qualified to implement our growth strategies;

•	our ability to obtain approval from government authorities for our products;

•	our ability to protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term financing needs;

•	our ability to compete against large competitors in a rapidly changing market for electric and conventional fuel vehicles;

•	changes in our business plan and corporate strategies; and

•	Other risks and uncertainties discussed in greater detail in various sections of this report, or set forth in part I, Item 1A of our Annual Report on Form 10-K under the heading “Risk Factors”.

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

Recent Developments

Effective on May 7, 2016, the Company accepted the resignations of Tian Ming and Bai Jianxiong, respectively, as directors.  Ms. Ming and Mr. Bai each resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, accounting policies or practices.

Effective on October 21, 2016, the Company accepted the resignation of Co Nguyen as a director and as member of the Company’s Audit Committee.  Mr. Nguyen resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, accounting policies or practices.

The current board members remaining on the board are Alex Wang and Wang Huaiyi.

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

ZAP and Jonway Auto are focused on the EV fleet markets in China. However, the market for EV fleet is challenged by the lack of working capital for the manufacturers to support lithium batteries.  The recent delay in subsidy payments by the central government for EV lithium batteries has created uncertainty in the EV market overall in China.  Without the fast turnaround on the subsidies for lithium batteries to support the working capital, the growth of electric vehicles for delivery minivan will slow down. Thus the revenue and sales of Jonway Auto will drop substantially.

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

ZAP and Jonway Auto’s new EV product lines now include the A380 SUV EV, minivan EV, and the Urbee. Both the EV SUV and EV minivan products leverage the production moldings and the manufacturing engineering infrastructure and facilities currently in place for the gasoline models of these vehicles. The new Urbee started its first production delivery in 2014.  The first production deliveries of the EV SUV and Minivans occurred in 2015.

ZAP and Jonway Auto are seeking funding and partnerships to manage the sales and production demands of the EV fleet market in China.  Ultimately, the objective is to be able to build its own financial strength in order to sell and produce the whole EV minivan so that direct sales to major customers, partners or dealers can be achieved to further improve gross margins.

Our strategy in the longer term is to serve the growing fleet EV market with the EV minivan and EV SUV, with emphasis initially on the EV minivan for delivery market. While many electric vehicle companies are focused on passenger cars and sedans for mainstream consumers, ZAP and Jonway Auto believe government and corporate fleets can more quickly and more successfully deploy electric vehicles because they are more likely to have adequate charging infrastructure, service and support and the vehicles may travel along predictable routes and have a central point of operation. Fleet markets or delivery vehicles are more sensitive to the economics of fuel cost and when electric vehicles can be offered at comparable prices to gasoline vehicles, given the support of subsidies, the proposition to use EVs can be compelling for these markets.

The high cost of lithium battery EV power train has created working capital challenges for Jonway Auto. This represents more than 60 percent of the cost of the minivan EVs that are being produced.   Therefore without adequate working capital that is able to sustain a long payback period of over 18 months for reimbursements from the government for subsidies, the EV minivan market will be stalled for the time being.

With the demand for high working capital, outstanding liability that Jonway Auto has accrued and the lack of bank financing because of Chinese bank credit crunch, ZAP and Jonway Auto are looking at several options to address the financial needs and outstanding liabilities.  Jonway Auto may in the future be looking for equity financing in China which may reduce ZAP’s majority ownership of Jonway Auto.  Therefore, ZAP is considering reorganizing the company to reduce the financial burdens of the bank loans and supplier payables that were carried over from the gasoline vehicle business under Jonway Auto and separating this from the business associated with the sales and marketing of EVs produced by Jonway and potentially with other partner companies’ electric vehicles, such as the recent agreement signed with Dong Feng Automobile for the EV minivans. Currently the sales and marketing organization of Jonway Auto is under a separate subsidiary of Jonway Auto, and this may be retained by ZAP while reorganizing the manufacturing production arm of Jonway Auto. The repayment of the CEVC convertible note would also reduce the outstanding liability of ZAP, while maintaining control of the sales and marketing of Jonway Auto’s business with the sales subsidiary.

Results of Operations

The following table sets forth, as a percentage of net sales, certain items included in ZAP’s condensed consolidated statements of operations (see Unaudited Condensed Consolidated Financial Statements and Notes) for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	-111.5%	-102.7%	-110.8%	-104.7%
Operating expenses	-82.0%	-45.4%	-80.5%	-54.9%
Loss from operations	-93.5%	-48.1%	-91.2%	-59.6%
Net loss attributable to ZAP	-68.4%	-37.2%	-71.1%	-44.1%

These results of operations that have been derived from our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America and that include the results of operations of Jonway Auto since the date of ZAP’s acquisition of 51% of the equity shares of Jonway Auto on January 21, 2011.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016 were $3.3 million as compared to $7.2 million for the three months ended September 30, 2015.  The decrease of sales was mainly due to the intense competitions in the auto market.

Jonway Auto’s revenue for the three months ended September 30, 2016 decreased by $3.81 million from $7.09 million for the quarter ended September 30, 2015 compared to $3.28 million for the quarter ended September 30, 2016.

The sales volume decreased because of the decline in sales for SUV and Urbee.  The sales of SUV decreased by $2.9 million from $2.9 million for the three months ended September 30, 2015 to $Nil for the three months ended September 30, 2016.   The sales of Urbee decreased by $2.5 million from $2.5 million for the three months ended September 30, 2015 to $Nil for the three months ended September 30, 2016.  However, the sales for EV minivans increased significantly, from $1.8 million for the three months ended September 30, 2015 to $3.1 million for the three months ended September 30, 2016.

The increased sales of EV minivans provided strong confidence to the Company to continue focus on the EV fleet markets in China. With the continued and more effective incentives made by the China government for both manufacturers and consumers, as well as the increased awareness of improving air quality, the Company believes that it EV SUV and EV minivan products have substantial market opportunities in China, and the sales of these products are expected to continue grow rapidly in the following years.

Gross loss increased by $185,000 from a gross loss of $194,000 for the three months ended September 30, 2015 to a gross loss of $379,000 for the three months ended September 30, 2016.  Our margins decreased from (2.71)% to (11.53)%.  The decrease of the gross loss was primarily due to the decrease in sales and increase in cost per unit.

Jonway Auto’s gross loss increased by $191,000 from a gross loss $189,000 for the three months ended September 30, 2015 to a gross loss of $380,000 for the three months ended September 30, 2016. The sales volume for both SUV and Urbee dropped significantly in three months ended September 30, 2016 in comparing with the same period last year.

Sales and marketing expenses decreased $0.4 million from $0.9 million for the three months ended September 30, 2015, to $0.5 million for the three months ended September 30, 2016.  The decrease was mainly due to the less marketing activities during the three months ended September 30, 2016.  The percentage of sales and marketing expense to net sales increased from 12.7% for the three months ended September 30, 2015 to 13.7% for the three months ended September 30, 2016 due to the decrease in net sales.

General and administrative expenses decreased by $0.1 million from $2.3 million for the quarter ended September 30, 2015 to $2.2 million for the quarter ended September 30, 2016. The General and administration expenses for three months ended September 30, 2015 were consistent with the same period last year.

Research and development expenses increased by $46,000 from $38,000 for the three months ended September 30, 2015 to $84,000 for the three months ended September 30, 2016.  The increase was mainly due to more research and development activities during the three months ended September 30, 2016.

Interest expense, net decreased by $21,000 from $646,000 for the three months ended September 30, 2015 to $625,000 for the three months ended September 30, 2015.   The decrease was due to the lower borrowing rate.

Other income increased by $8,000 from $374,000 for the three months ended September 30, 2015 to $382,000 for the three months ended September 30, 2016.  Other income remained consistent with the same period in prior year.

Net loss for the three months ended September 30, 2016 was $3.3 million compared to $3.7 million loss for the three months ended September 30, 2015. The change was the result of the combination of the changes as discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net sales decreased by $11.3 million to $9.6 million for the nine months ended September 30, 2016 from $20.9 million in September 30, 2015.  The decrease of sales was mainly due to the intense competitions in the auto market.

Jonway Auto’s revenue for the nine months ended September 30, 2016 decreased by $11 million from $20.6 million for the nine months ended September 30, 2015 to $9.6 million for the nine months ended September 30, 2015.

The sales volume decreased because of the decline in sales for SUV and Urbee.  The sales of SUV decreased by $8.5 million from $10 million for the nine months ended September 30, 2015 to $1.5 million for the nine months ended September 30, 2016.  The sales of Urbee decreased by $7.41 million from $7.5 million for the nine months ended September 30, 2015 to $0.09 million for the nine months ended September 30, 2016.  However, the sales for EV minivans increased significantly, from $2 million for the nine months ended September 30, 2015 to $7.5 million for the nine months ended September 30, 2016.

The increased sales of EV minivans provided strong confidence to the Company to continue focus on the EV fleet markets in China. With the continued and more effective incentives made by the China government for both manufacturers and consumers, as well as the increased awareness of improving air quality, the Company believes that it EV SUV and EV minivan products have substantial market opportunities in China, and the sales of these products are expected to continue grow rapidly in the following years.

Gross loss increased by $0.06 million from a gross loss of $0.98 million for the nine months ended September 30, 2015 to a gross loss of $1.04 million for the nine months ended September 30, 2016.  The increase of the gross loss was primarily due to the decrease in sales and increase in cost per unit.

Jonway Auto’s gross loss decreased by $0.01 million from a gross loss $1.05 million for the first nine months of 2015 to a gross loss of $1.04 million for the nine months ended September 30, 2016. The decrease in gross loss in the nine months ended September 30, 2016 was principally related to the higher profits on the sales of EV minivans.

Sales and marketing expenses in the first nine months of 2016 decreased by $1.3 million from $2.8 million in 2015 to $1.5 million in 2016.  The decrease was mainly due to the less marketing activities during the nine months ended September 30, 2016. As a percentage of sales, the expense increased from 13.37% for the nine months ended September 30, 2015 to 15.53% for the nine months ended September 30, 2016.

General and administrative expenses decreased by approximately $0.9 million, from $6.9 million for the nine months ended September 30, 2015 to $6.0 million for the nine months ended September 30, 2016. This was primarily due the less spending on general and administrative activities for expense saving purpose.

Research and development expenses decreased by $1.5 million from $1.7 million for the nine months ended September 30, 2015 to $0.2 million for the nine months ended September 30, 2016.  The decrease was mainly due to the less research and development activities during the nine months ended September 30, 2016

Interest expense, net decreased by $0.2 million from an interest expense of $2.1 million for the first nine months of 2015 to interest expense of $1.9 million in the nine months ended September 30, 2016. The decrease was due to the lower borrowing rate.

Other income decreased $0.1 million from $0.7 million for the nine months ended September 30, 2015 to $0.6 million for the nine months ended September 30, 2016. Other income remained consistent with the same period in prior year.

Net loss for the nine months ended September 30, 2016 was $10.1 million compared to $13.9 million loss for the nine months ended September 30, 2015. The change was the result of the combination of the changes as discussed above.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, stock based compensation, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

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

-       The purchase price has been fixed, based on the terms of the purchase order;

-       The Company has delivered the product from its factory to a common carrier acceptable to the customer; and

-       The Company deems the collection of the amount invoiced probable.

-	The Company provides no price protection. Sales are recognized net of sale discounts, rebates and return allowances.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra - Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and remove the exception to postpone recognition until the asset has been sold to an outside party. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

Liquidity and Capital Resources

As of September 30, 2016, our current liabilities exceeded the current assets by approximately $70.9 million and our equity deficiency was $23.0 million, which raise substantial doubt about our ability to continue as a going concern. In addition, we have recurring net losses. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

The Company does not currently have sufficient cash or commitments for financing to sustain its operations for the next twelve months. The Company plans to substantially increase our cash flows from operations and revenue derived from our products. If the Company’s revenues do not reach the level anticipated in our plan and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all, the Company may be unable to implement its current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing our liquidity, we monitor and analyze our cash on-hand, and our operating and capital expenditure commitments.  Our principal liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations.

In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million. The Company renewed the agreement in June 2016 and the renewed agreement expires in June 2017.  The credit line is secured by a land use right and a building with a total carrying amount of $2.1 million. Three shareholders and the Chief Executive Officer (“CEO”) also personally guaranteed on this credit line.  As of September 30, 2016, $6.0 million was drawn down as notes payable from China Everbright Bank.  The amount of restricted cash deposited with the bank was $3.0 million. As of September 30, 2016, the unused line of credit was approximately $0.45 million.

 In March 2014, the Company has obtained up to an aggregate of $15.0 million of credit line with the credit exposure of $5.5 million from CITIC Sanmen Branch through Jonway Auto.  The credit line was extended for one more year and expires in November 2016. The credit line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group.  The shareholder and the CEO also personally guaranteed this credit line. As of September 30, 2016, the Company borrowed aggregated $5.5 million loans with various due dates in March 25, 2017 to April 26, 2017 from CITIC Sanmen Branch. The loans carried at annual interests of 6.0%.  The Company has also drawn down $4.0 million in the form of notes payable as of September 30, 2016.  The Company deposited $4.0 million restricted cash as collateral for these notes payable. These notes are due from in March 2017.  As of September 30, 2016, the line of credit has been fully utilized.

The Company has qualified for an aggregate of $5.0 million of a credit line from ICBC. This credit line is secured by land and buildings owned by Jonway Auto and guaranteed by related parties. The credit line expires in March 2017. As of September 30, 2016, the total outstanding loan under this credit line was $4.5 million. The annual interest rates are from 4.36% to 6.66%.  The loans are due in various dates through July 22, 2017. As of September 30, 2016, the unused line of credit was approximately $0.45 million.

Jonway Auto intends to utilize the above credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also the Company’s principal shareholder, Jonway Group, has agreed to provide the necessary support to meet the Company’s financial obligations through September 30, 2017 in the event that the Company requires additional liquidity. In addition, China Electric Vehicle Corporation (“CEVC”) has renewed the convertible note with an extension through December 31, 2016.  The Company does not intend to extend the term of this CEVC convertible note when it matures on December 31, 2016, and will most likely repay CEVC with Jonway Auto shares as per the terms and condition originally stipulated in the Convertible Note agreement.  With the conversion of the CEVC Convertible Note, the additional equity investment into Jonway Auto would reduce ZAP's majority equity ownership in Jonway Auto. As a result, the qualification for ZAP to consolidate Jonway Auto would have to be reassessed based on ZAP's financial control, board and management control of Jonway Auto.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as we did not default on our payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327, recorded by the Company in its books and records. Currently ZAP is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells.  As of September 30, 2016 and December 31, 2015, the Company accrued approximately $1.2 million for this litigation.

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

Effective June 23, 2016, the board of directors authorized the issuance of the following equity securities:

8,711,779 shares of common stock were authorized for issuance to China Electric Vehicle Corporation in satisfaction of unpaid accrued interest owing on the Company’s Senior Secured Convertible Promissory Note.

As of September 30, 2016, the foregoing securities have not been issued to their respective recipients.

Each of the foregoing issuances were deemed exempt from the registration requirements of the Securities Act of 1933, as amended,(“1933 Act”)  pursuant to  Section 4(a)(2) of the 1933 Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine safety disclosure

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(b) Exhibits.
Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14/15d-14 of the Exchange Act as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 14, 2016	By: /s/ Alex Wang
Name: Alex Wang

Title: Chief Executive Officer

(Principal Executive Officer).

Dated: November 14, 2016	By: /s/ Michael Ringstad
Name: Michael Ringstad

Title: Interim Chief Financial Officer

(Interim Principal Financial Officer)