Form 10-K
period 2016-12-31
ZAP
filed 2017-06-08
CIK 1024628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _______________________

Commission file number: 0-303000
ZAP
(Name of small business issuer in its charter)

California	94-3210624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2 West 3rd Street Santa Rosa, California	95401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 30, 2016 was $5,083,533.

There were a total of 650,147,040 shares of the Registrant’s Common Stock outstanding as of May 23, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Business” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to obtain adequate working capital from Chinese banks to finance the manufacturing of the products ordered by the dealers;

•	our ability to raise additional funding to support the on-going capital investment needed to produce new models and stay competitive in the automobile market;

•	our ability to find the bank financing needed by the dealerships in China to support products to display in their show room and stock the warehouse inventory;

•	our ability to fund marketing and sales in order to establish and strengthen our sales network, product brand and promote the Company’s products;

•	our ability to maintain the key partnerships that support the electric vehicle orders placed with Jonway Auto;

•	our ability to maintain effective disclosure controls and procedures;

•	our ability not to be diluted from the 51% ownership of Jonway Auto due to the capital needs of Jonway Auto which may independently seek funding that would reduce ZAP’s 51% ownership;

•
whether the convertible note from China Electric Vehicle Corporation (CEVC) which was due December 31, 2016 will be converted by the end of the second quarter of 2017, and if converts to Jonway Auto shares, it would reduce ZAP’s ownership of Jonway Auto to significantly below 51%;

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

As of December 31, 2016, the Company has an outstanding unpaid principal balance of $20,679,069 due to China Electric Vehicle Corporation (“CEVC”) in regards to the Company’s Amended and Restated Promissory Note dated March 22, 2012 (“Note”).  Pursuant to the terms of the Note, CEVC has right to convert the unpaid principal balance of the Note into shares of common stock of the Company’s Chinese subsidiary - Jonway Auto (“Conversion”). Upon Conversion, the Company’s indebtedness to CEVC under the Note shall be satisfied in full and CEVC, or its designee, shall hold approximately 39.479% of the equity of Jonway Auto and the Company’s equity position in Jonway Auto shall be reduced from 51% to approximately 11.52%. Accordingly, the Company shall be forced to deconsolidate Jonway Auto.  On December 23, 2016, the Company received the Conversion Notice from CEVC.  Effective on April 3, 2017, the CEVC and the Board of the Company have mutually agreed to put the conversion temporarily on hold  as  the Board of the Company approved the initiation of due diligence with respect to the possible merger of the Company with Jonway Group’s motorcycle business with the intention of developing its “light electric vehicle” business. It is expected that the assessment of the merger and the related due diligence would be completed in the second quarter of 2017 and with a decision on the overall structure of the merger to be made by the end of the second quarter of 2017.  CEVC may elect to accept the shares of the Jonway Auto or accept the shares of the Company in satisfaction of the Note based on the outcome of the due diligence and the assessment result of the merger.

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

During the year ended December 31, 2016, the Company experienced significant decrease of sales and enlarged operating loss due to multiple unexpected factors.  In 2016, the government reevaluated the policies on new energy vehicle subsidies and an “anti-subsidy” campaign was continuously practiced in 2016 and the payments of subsidies were reduced and delayed. The delay in subsidy payments by the central government has created uncertainty the Company’s EV sales.  Without the fast turnaround on the subsidies to support the working capital, the sales of Jonway Auto dropped substantially during fiscal 2016. In addition, all EV are now required to be re-evaluated for inclusion in a qualified catalog of models eligible for subsidies. But the updated catalog has yet to be published.

In order to more efficiently address the market demand for EVs, especially in the smaller cities, Jonway launched a smaller more economical lower speed vehicle (LSV), the Urbee which is lead acid based. This small lead acid battery EV is much cheaper than the lithium based EVs, but is not eligible for government subsidies.  The Urbee being a much lighter vehicle requires less battery and is able to sustain a reasonable range of 150 km between charges.

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

The lithium batteries for EV remain expensive, and the Chinese market is reliant on subsidies to afford the purchase of EV.  The latest subsidy policies of China has changed and requires the EVs that are being sold to run a minimum of 30,000km before the government would process the subsidies.  This has significantly retarded the EV market, and has reduced the demand for the EV minivans from Dong Feng Motors.  As a result, Jonway Auto is now looking at other options to develop its business.  The overall demand for EV minivan has been reduced substantially due to the lack of available subsidies to compensate for the high cost of the lithium batteries.  The EV minivan market is particularly sensitive to cost, and without the immediate availability of the subsidies to support the sales, this market in China has shrunk.

The high cost of lithium battery EV power train has created working capital challenges for Jonway Auto. This represents more than 60 percent of the cost of the minivan EVs that are being produced.   Therefore without adequate working capital that is able to sustain a long payback period of at least 2 years for reimbursements from the government for subsidies, the EV minivan market will be stalled for the time being.

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

Our Vehicles and Products

ZAP Automotive Products: Electric Vehicles

ZAP Jonway SUV A380, E380 and E380-S. ZAP’s current automotive product line includes the all-electric E-380 SUV. The E-380 SUV has a range of 150km and speed of up to 130km per hour. It has a 25 kwatt engine, with peak performance of over 60kwatt. This has been type approved for China and is available for international markets.  This product although is available but is no longer marketed due to the high cost and lack of readily available subsidy from the government.

ZAP Jonway Minivan. The Minivan which was introduced in 2012 is offered in the traditional gasoline model with a 1.1 liter engine. This minivan offered as EV with two options in 2015: one with lead acid for the low end market where range is limited to 80km and speed is no more than 100km per hour and a high end model with lithium batteries where speed is 130km per hour and range is over 200 km distance. This product is being produced in very small volume due to the lower demand from Dong Feng Motors, as a result of the changed subsidy policies of China.

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

In July 2010, ZAP entered into that Certain Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd, as amended with Jonway Group, or the Jonway Acquisition Agreement, for the acquisition of 51% of the total equity shares of Jonway, for a total purchase price of $31.75 million of which $29.03 million in cash was paid from the funding by Cathaya Capital into ZAP in order to attain the 51% equity purchase and an additional 8 million shares of ZAP stock valued at $2.72 million have been paid for the total purchase price of $31.75 million. To complete this transaction, Cathaya Capital funded ZAP a total of US$36 million at the time when the transaction was closed. Out of this $36 million, $19 million was in the form of a convertible note through a special purpose vehicle China Electric Vehicle Corporation (CEVC). With interest accrual the current face value of the note is US$20,679,069.

On January 21, 2011, ZAP completed the acquisition of 51% of the equity shares of Jonway, which transaction was approved by the Department of Commerce of Zhejiang Province in September 2010. As of December 31, 2014, ZAP, Jonway Group, Wang Gang and Wang Xiao Ying held 51%, 39%, 8% and 2% of Jonway’s equity shares, respectively.  In June 2010, ZAP issued 40 million shares of stock valued at $10 million to Cathaya Capital, L.P., or Cathaya, in order to pay $10 million of the purchase price under the Jonway Acquisition Agreement. In January 2011, ZAP issued $19 million of convertible debt to CEVC, a subsidiary of Cathaya in order to pay an additional $19,030,000 under the Jonway Acquisition Agreement, including a foreign currency adjustment of $30,000. In March 2012, the convertible debt was extended to August 12, 2013 with no interest payments. This convertible note has been extended subsequently multiple times, each time for an additional year and the last extension puts the expiration date at December 31, 2016, with interest accrual at 8% per annum. As of December 31, 2016, the Company has an outstanding unpaid principal balance of $20,679,069 CEVC in regards to the Company’s convertible note.  Pursuant to the terms of the convertible note, CEVC has right to convert the unpaid principal balance of the Note into shares of common stock of the Company’s Chinese subsidiary -Jonway Auto (“Conversion”). Upon Conversion, the Company’s indebtedness to CEVC under the Note shall be satisfied in full and CEVC, or its designee, shall hold approximately 39.479% of the equity of Jonway Auto and the Company’s equity position in Jonway Auto shall be reduced from 51% to approximately 11.52%. Accordingly, the Company shall be forced to deconsolidate Jonway Auto.
On December 23, 2016, the Company received the Conversion Notice from CEVC. Effective on April 3, 2017, the CEVC and the Board of the Company have mutually agreed to put the conversion temporarily on hold  as  the Board of the Company approved the initiation of due diligence with respect to the possible merger of the Company with Jonway Group’s motorcycle business with the intention of developing its “light electric vehicle” business. It is expected that the assessment of the merger and the related due diligence would be completed in the second quarter of 2017 and with a decision on the overall structure of the merger to be made by the end of the second quarter of 2017.  CEVC may elect to accept the shares of the Jonway Auto or accept the shares of the Company in satisfaction of the Note based on the outcome of the due diligence and the assessment result of the merger.

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

Better World sales and distribution of Z-Chargers. ZAP USA has exclusive sales and distribution rights on Better World’s Z-Charger stations. Due to the limited resources of the Company and Jonway Auto’s focus on manufacturing only EV minivans in order to reduce capital costs, and operational overhead, the charging station business has been discontinued before 2015.

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

Jonway’s research and development expenses were $0.4 million in 2016 and $1.5 million in 2015.

Sales and Marketing

The sales by ZAP has been underfunded and the Company was unable to deliver sales in the US or South America.  As a result, the international sales effort has been on hold.  With the new focus by Jonway to emphasize primarily on electric vehicle markets in China, the dealerships established for the gasoline products are not necessarily appropriate. Given the lack of readily available recharging infrastructure for electric vehicles, the main market for EVs  could be fleets. The current dealership networks from Jonway sell primarily to end customers. Fleet markets tend to be vertical markets that are better addressed by specialized sales force.  This new sales force or sales channel is currently being cultivated through the partnerships that Jonway is establishing with its minivan EV partners.

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

We hold 51% of the equity shares of Jonway. As of December 31, 2016, Jonway has the following wholly-owned subsidiaries: Jonway Taizhou Selling Company, Jonway Taizhou Leasing Company and Taizhou Fuxing Vehicles Sale Co., Ltd. We also have 37.5% equity investment in ZAP Hangzhou Joint Venture and 50% equity investment in Shanghai Zapple Joint Venture.  Both the ZAP Hangzhou Joint Venture and Shanghai Zapple Joint Venture are no longer in operation.

Employees

As of April 17, 2017, the Company’s subsidiary of Jonway Auto had a total of over 435 employees, all of whom are full-time employees.  In 2016, Jonway Auto replaced or retrained the majority of its factory staff in order to realign the skills of the employees to support EV production.

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

ZAP’s convertible note with CEVC was due on December 31, 2016.  CEVC has decided not to extend this convertible note, and the note if not repaid in full by ZAP, gives CEVC the right to trigger repayment by ZAP with 39% of Jonway Auto shares that ZAP owns.  This repayment of the entire convertible note valued at US$20.7 million will result in reduction of ZAP’s ownership in Jonway Auto from 51% to 12%, thus affecting ZAP’s ability to consolidate. The decision to elect repayment option and to execute on the decision is expected to be made by June 30, 2017.

ZAP Jonway has been experiencing a shortage of working capital, and has continued to manage cash flow by delaying delivery of products that have been ordered and has received portions of the payments.  Jonway has relied on a revolving credit line from the Chinese banks, but with the banks reducing the credit availability, Jonway may not be able to meet delivery commitment dates which would result in order cancellation and shrinkage of backlog.  This may reduce dealership confidence in the Jonway and their interest to continue to market and sell the products. In addition, ZAP Jonway has recurring net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If ZAP Jonway is unable to adequately fund marketing and sales in order to establish and strengthen our sales          network, product brand and promote the Company’s products,then ZAP Jonway may be limiting the growth of the revenues and the expansion of the business.

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

While the audit of our financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing audit procedures, our independent registered public accounting firm has not considered internal controls over financial reporting for the purpose of expressing an opinion with respect to the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed, material weaknesses or other control deficiencies may have been identified. In addition, material weaknesses and other control deficiencies are identified when our management performs evaluations of internal controls periodically. All of these will ensure  that ZAP has adequate internal financial and accounting controls and procedures that allows us to produce accurate financial statements on a timely basis is costly and time-consuming, and we are required to evaluate these controls frequently.

ZAP has a history of losses and ZAP Jonway’s future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on ZAP Jonway’s business and the value of ZAP’s common stock.

The Company incurred net losses attributable to ZAP of $29.6 million and $14.1 million, for years ended December 31, 2016, and 2015, respectively and has had net losses in each quarter since its inception. The Company has outstanding short term loans in total of US$10.4 million as of December 2016 with multiple Chinese banks, and the collateral used for the loan has used up all of Jonway Auto’s factory building and land. This loan has been used to finance Jonway’s losses over the last few years. Additionally outstanding notes payable amounts to $10.7 million as of December 2016. Due to the slowdown of the economy of China, Chinese banks have reduced the credit line available to small and medium size businesses in order to increase their credit reserves, anticipating the continuing down turn in the economy. Despite orders in the pipeline for both the SUV and minivan, Jonway without adequate working capital, has not been able to keep up with manufacturing the products to meet the delivery. Jonway anticipates that the other short term loans that remain may also be reduced which will further negatively impact the working capital.

There is exposure to the considerable amount of outstanding payables carried over from prior years, and the suppliers that are owed the payments continue to pursue payments from Jonway Auto.

ZAP Jonway expects the rate at which we will incur losses to continue in the foreseeable future as we:

•	increase our business development and manufacturing activities for the new van model and electric vehicles in China;

•	begin international business development, marketing and sales which requires expensive type approval testing

•	develop international semi-knock down kit (SKD) manufacturing activities that may be required in some of the countries to attain favorable import tax rates;

•	continue to design, develop new models to keep up with demands of the market and compete against new models from competitors and manufacture our follow on planned new gas and electric vehicles;

•	develop and equip manufacturing facilities to produce our new gas and electric vehicle models;

•	expand our design, development, maintenance and repair capabilities;

•	increase our sales and marketing activities to support new models promotion;

•	increase our general and administrative functions to support our growing operations.

•	Overall rising RMB is likely to continue which will increase the cost of operations in China.

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

You must consider the risks and difficulties we face as a company with a limited operating history. If ZAP Jonway does not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. ZAP Jonway’s net losses attributable to ZAP were $29.6 million and $14.1 million for the year ended December 31, 2016 and 2015, respectively. ZAP acquired 51% of the equity shares of Jonway in January 2011. ZAP Jonway as a combined Company has a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. To date, ZAP has derived revenues principally from sales of customized versions of our standard vehicles, and to a lesser extent on consumer products. Jonway has derived revenues principally from sales of its conventional fuel SUVs. ZAP Jonway intends in the foreseeable future to derive a significant portion of its revenues from the sales of our planned electric and the main 1.5L gasoline SUV product. ZAP Jonway has no operating history with respect to its newer vehicles, which limits our ability to accurately forecast the cost of supporting the sales and customer service of the vehicles.

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

As of December 31, 2016, Jonway Auto has outstanding loans of approximately $10.4 million and bank acceptance notes of approximately $10.7 million to support the losses incurred and $71.6 million in deficit working capital. These loans and bank acceptance notes are from multiple Chinese commercial banks. Interest rates for these loans range from 5% to 9% per annum and continue to be a burden on the profitability of the company.

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

ZAP anticipates that a substantial amount of its revenue in the future will be generated from the sale of its electric vehicles. Jonway currently generates a substantial amount of its revenue from the sale of its gas fueled vehicles. Of ZAP Jonway’s planned vehicles, our electric vehicles, such as the Alias, electric A380 SUV and the improved gas fueled vehicle models are expected to be in production in the coming years. All of our planned products require significant investment prior to commercial introduction, and may never be successfully developed or commercially successful. There can be no assurance that ZAP Jonway will be able to design future models of electric or gas vehicles that will meet the expectations of our customers or that our future model will become commercially viable. Additionally, historically, automobile customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, ZAP Jonway may in the future be required to introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. As technologies change in the future for automobiles in general and performance electric vehicles specifically, we will be expected to upgrade or adapt our vehicles and introduce new models in order to continue to provide vehicles with the latest technology. To date ZAP Jonway has limited experience simultaneously designing, testing, manufacturing and selling our vehicles.

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

Accordingly, in order to build and maintain our business, ZAP Jonway must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. In contrast to some more established auto makers, we believe that, in ZAP Jonway’s case, the task of maintaining such confidence may be particularly complicated by factors such as the following:

•	ZAP Jonway’s limited operating history;

•	ZAP limited revenues and lack of profitability to date;

•	Jonway Auto’s outstanding loan and line of credit for working capital;

•	unfamiliarity with or uncertainty about our electric vehicles;

•	lack of infrastructure to support the refueling/recharging of EV and new energy vehicles;

•	uncertainty about the long-term marketplace acceptance of alternative fuel vehicles generally, or electric vehicles specifically;

•	the prospect that ZAP Jonway may need ongoing infusions of external capital to fund our planned operations;

•	the size of our expansion plans in comparison to our existing capital base and scope and history of operations; and

•	the prospect or actual emergence of direct, sustained competitive pressure from more established auto makers.

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

The design, manufacture, sale and servicing of automobiles is a capital intensive business. For example, for the year ended December 31, 2016, the Company incurred net losses of approximately $34 million and used approximately $0.2 million of cash in operations while recognizing approximately $10.8 million in revenue. As of December 31, 2016, ZAP Jonway had cash and cash equivalents of $0.03 million.  We cannot be certain that additional funds will be available to ZAP Jonway on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected. Future issuance of ZAP equity or equity-related securities will dilute the ownership interest of existing ZAP shareholders and our issuance of debt securities could increase the risk or perceived risk of our company. Jonway Auto’s cash flow depends heavily on continuing orders from its domestic and international markets, and using the payments to finance the bulk of the required working capital to deliver the products in order to fulfill the sales orders. If the future orders were to slow down, or get substantially reduced, ZAP and Jonway Auto would need more funding to support its cash flow in order to make payment to its suppliers and meet its working capital cash needs.

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

ZAP currently has international operations and subsidiaries in China, and is evaluating setting up assembly plants in strategic countries where local partners are willing to invest in the production assembly plants in order to improve tax rates. Jonway is developing international distribution activities in Brazil, Turkey, Russia, South Africa, Ghana and Thailand. In the near future, Jonway intends to add other new international distribution to Southeast Asia, the Middle East and South America depending on the opportunities and strengths of the local interested partners.  Additionally, as part of ZAP Jonway’s growth strategy, we intend to expand our sales, maintenance and repair services internationally. However, we have limited experience to date in manufacturing, selling, and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. ZAP Jonway is subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric vehicles and require significant management attention. These risks include:

•	compliance of ZAP Jonway’s vehicles to various international regulatory requirements where our vehicles are sold, or homologation;

•	labor unrest and difficulty in staffing and managing international operations;

•	excess costs associated with reducing employment or shutting down facilities;

•	constraints on our ability to maintain or increase prices as the RMB rises and still remain competitive;

•	coordinating communications among and managing international operations;

•	difficulties in marketing and attracting customers in new jurisdictions;

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

The majority of ZAP Jonway sales are from Zhejiang Jonway Automobile Co. Ltd. For the year ended December 31, 2016 of the total sales of $10.8 million Jonway Automobile accounted for $10.7 million. Any failure to manage ZAP Jonway’s growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. ZAP Jonway’s future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

•	development of sales network and dealerships;

•	financially strong partnerships internationally that can help distribute and expand sales and marketing for the targeted regions;

•	Forecasting production and revenue;

•	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets with adequate advertisement, branding and promotion; and

•	expanding international operations with experienced international sales team.

•	controlling expenses and investments in anticipation of expanded operations; establishing or expanding design, manufacturing, sales and service facilities;

•	implementing and enhancing administrative infrastructure, systems and processes;

•	addressing new markets with adequate advertisement, branding and promotion; and

•	Expanding international operations with experienced international sales team.

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

Any failure to protect our proprietary rights adequately could result in ZAP Jonway’s competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2016, we had 20 issued patents and approximately 28 pending patent applications with the United States Patent and Trademark Office and our majority-owned subsidiary ZAP Jonway had 16 issued patents.

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

The chart below contains a summary of ZAP’s principal facilities at December 31, 2016:

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

Item 3. Legal Proceedings

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as the Company does not default on its payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327, recorded by the Company in its books and records. Currently ZAP is in default of the payment agreement and the Company is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells. As of December 31, 2016 and 2015, the Company accrued approximately $1.2 million for this litigation.

Item 4. Mine safety disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities. Market Information

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP”.

	Bid price
Period	High	Low

Fiscal Year 2016
December 31, 2016	$0.01	$0.01
September 30, 2016	0.03	0.03
June 30, 2016	0.04	0.03
March 31, 2016	0.00	0.00
Fiscal Year 2015
December 31, 2015	$0.07	$0.06
September 30, 2015	0.11	0.10
June 30, 2015	0.06	0.06
March 31, 2015	0.09	0.08

Holders

ZAP had approximately 3,456 record holders of its common stock as of May 23, 2017, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of common stock held in street name. The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company.

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

Sales of Unregistered Securities

The following lists sales of unregistered ZAP securities during the last fiscal year. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions:

In 2016, ZAP issued 27,271,918 shares of common stock valued at approximately $1.7 million. These shares were issued for the following purpose:

Interest on note owed to China Electric Vehicle Company (“CEVC")	$1,246,410
Issuance of common stock to Cathaya Management Co. Ltd. to convert loans	$443,630

These shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended, on the basis of each recipient’s pre-existing relationship with ZAP and that no public offering was involved.

Item 6. Selected Financial Data

A registrant that qualifies as a smaller reporting company is not required to provide information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Summary of Key Accomplishments during Fiscal Year 2016

Overview and 2016 Highlights

As of December 31, 2016, the Company has an outstanding unpaid principal balance of $20,679,069 due to CEVC in regards to the Company’s Amended and Restated Promissory Note dated March 22, 2012 (“Note”).  Pursuant to the terms of the Note, CEVC has right to convert the unpaid principal balance of the Note into shares of common stock of the Company’s Chinese subsidiary -Jonway Auto (“Conversion”). Upon Conversion, the Company’s indebtedness to CEVC under the Note shall be satisfied in full and CEVC, or its designee, shall hold approximately 39.479% of the equity of Jonway Auto and the Company’s equity position in Jonway Auto shall be reduced from 51% to approximately 11.52%. Accordingly, the Company shall be forced to deconsolidate Jonway Auto. On December 23, 2016, the Company received the Conversion Notice from CEVC. Effective on April 3, 2017, the CEVC and the Board of the Company have mutually agreed to put the conversion temporarily on hold  as  the Board of the Company approved the initiation of due diligence with respect to the possible merger of the Company with Jonway Group’s motorcycle business with the intention of developing its “light electric vehicle” business. It is expected that the assessment of the merger and the related due diligence would be completed in the second quarter of 2017 and with a decision on the overall structure of the merger to be made by the end of the second quarter of 2017.  CEVC may elect to accept the shares of the Jonway Auto or accept the shares of the Company in satisfaction of the Note based on the outcome of the due diligence and the assessment result of the merger.

The principal activities of Jonway Auto until recently were the production and sales of gasoline models of the SUVs and minivans in China using the consigned UFO license from an affiliate of Jonway Group.  Over the past several years, Jonway Auto continued the production and sales of its gasoline model SUV and minivan, while developing and ramping production of its EV product line. Jonway Auto received prototype approval of its EV SUV and EV certification of its manufacturing facility from the Chinese government.  It also developed two different full electric EV models for its minivan, one with lithium batteries, which has longer range and more power, and the other with lead acid batteries, intended for lower speed and shorter range.  Jonway Auto began production on a new NEV, the “Urbee”, in 2014 and 2015.  The primary market for the Urbee is the growing aging and young adult population in China that generally do not hold a driver’s license.

ZAP and Jonway Auto are focused on the EV fleet markets in China. However, the market for EV fleet is challenged by the lack of working capital for the manufacturers to support lithium batteries.  Government subsidies are vital to Chinese electric vehicle manufacturers. In 2016, the government reevaluated the policies on new energy vehicle subsidies and an “anti-subsidy” campaign was continuously practiced in 2016 and the payments of subsidies were reduced and delayed. The delay in subsidy payments by the central government for EV lithium batteries has created uncertainty in the EV market overall in China.  Without the fast turnaround on the subsidies for lithium batteries to support the working capital, the growth of electric vehicles for delivery minivan was slow down. Thus the revenue and sales of Jonway Auto dropped substantially during fiscal 2016. In addition, all EV are now required to be re-evaluated for inclusion in a qualified catalog of models eligible for subsidies. But the updated catalog, which previously covered 2,193 models from 235 producers, has yet to be published. The uncertainties in the government subsidy policy resulted in a significant drop our EV sales in fiscal 2016.

Jonway Auto’s EV minivan is well-positioned for government city utility and maintenance transportation and service. However, this requires subsidies from the government which are not forth coming.  The minivan was designed with removable rear seats so that it may also serve as a delivery van for use in the projected rapid growth market of EVs used for the transport of goods and packages in China. This EV minivan comes in both lithium battery configuration which is eligible for government subsidies as well as lead acid version which is much cheaper but is not eligible for subsidy.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales decreased by $18.7 million, from $29.5 million for the year ended December 31, 2015 to $10.8 million for the year ended December 31, 2016.  This decrease primarily related to the decreased sales of EV minivan products.  Jonway’s sales contributed $10.7 million and $29.2 million to net sales for the years ended December 31, 2016 and 2015, respectively.

During the fiscal year 2016, Jonway sold 237 units of SUVs and 2,748 units of EV minivans. During the fiscal year 2015, Jonway sold 1,272 units of SUVs and 3,067 units of EV minivans.

The sales volume decreased because of the decline in sales for SUV, Urbee and EV minivans.  The sales of SUV decreased by $8.9 million from $10.4 million for the year ended December 31, 2015 to $1.5 million for the year ended December 31, 2016.  The sales of Urbee decreased significantly by $7.5 million from $7.7 million for the year ended December 31, 2015 to $0.2 million for the year ended December 31, 2016. The sales for EV minivans slightly decreased by $1.2 million from $9.6 million for the year ended December 31, 2015 to $8.4 for the year ended December 31, 2016.

The sales of EV minivans provided strong confidence to the Company to continue focus on the EV fleet markets in China. With the continued and more effective incentives made by the China government for both manufacturers and consumers, as well as the increased awareness of improving air quality, the Company believes that it EV SUV and EV minivan products have substantial market opportunities in China, and the sales of these products are expected to continue grow rapidly in the following years.

Gross loss decreased by $0.13 million, from gross loss of $1.26 million for the year ended December 31, 2015 to gross loss of $1.13 million for the year ended December 31, 2016.  The decrease in gross loss for the year ended December 31, 2016 related primarily to less sales on the low margin electric tour bus and the slightly higher gross margins from the SUVs and minivans sold during fiscal 2016 in China for the Jonway cars.

In our Advanced Technology segment, there were no sales transactions for the years ended December 31, 2016 and 2015, respectively.

In our Consumer Products (ZAP) segment, we experienced a decrease of $46,000 in gross profit from a gross profit of $71,000 for the year ended December 31, 2015 to a gross profit of $25,000 for the year ended December 31, 2016 due to slowdown of sales.

Sales and marketing expenses decreased by $1.4 million, from $3.3 million for the year ended December 31, 2015 to $1.9 million for the year ended December 31, 2016. The decrease in selling and marketing expense was mainly due to the decrease in advertisement expenditures and marketing activities resulted from the tighten budget during the fiscal year 2016.

General and administrative expenses decreased by $2.6 million, from $10.8 million for the year ended December 31, 2015 to $8.2 million for the year ended December 31, 2016. The decrease was primarily due to the less spending on general and administrative activities for expense saving purpose.

Research and development expenses decreased by $1.1 million from $1.5 million for the year ended December 31, 2015 to $0.4 million for the year ended December 31, 2016. The decrease was due to less research and development activities during the fiscal year 2016.

Impairment loss was approximately $20.4 million for the year ended December 31, 2016, which including $7.9 million impairment on CNG distribution rights, goodwill and trade name, and $12.5 million impairment recorded on the property, plant and equipment of Jonway Auto.  An impairment loss of $1.1 million was recorded for the fiscal year 2015.  In 2016, the government reevaluated the policies on new energy vehicle subsidies and an “anti-subsidy” campaign was continuously practiced in 2016 and the payments of subsidies were reduced and delayed. The delay in subsidy payments by the central government for EV lithium batteries has created uncertainty in the EV market. In addition, all EV are now required to be re-evaluated for inclusion in a qualified catalog of models eligible for subsidies. But the updated catalog, which previously covered 2,193 models from 235 producers, has yet to be published. The uncertainties in the government subsidy policy resulted in a significant drop our EV sales in 2016, which triggered higher impairment charge in fiscal 2016.

Interest expense, net decreased by $0.08 million from an interest expense of $2.46 million for year ended December 31, 2015 to interest expense of $2.54 million for the year ended December 31, 2016. The decrease was due to the lower borrowing rate with the increased debt borrowings during the fiscal year 2016.

Other income increased by $0.21 million, from $0.33 million for the year ended December 31, 2015 to $0.54 million for the year ended December 31, 2016.  Other income remained consistent with the prior year.

Net loss increased by $13.9 million, from $20.1 million for the year ended December 31, 2015 to $34.0 million for the year ended December 31, 2016. The increase was primarily due the significant impairment charges, which were offset by decreases in the expenses, as described above, due to cost saving measures implemented by the Company for fiscal year 2016.

Liquidity and Capital Resources

The automobile production business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, and bank acceptance notes, have utilized to finance the working capital requirements and the capital expenditures of our Company.

As a result, our debt to equity ratios as of December 31, 2016 and 2015 were 1.96 and 6.39 respectively. Our equity deficiency as of December 31, 2016 was $46.1 million. As of December 31, 2016, the Company’s current liabilities exceeded its current assets by approximately $71.6 million and its equity deficiency was $46.1 million. For the year ended December 31, 2016, the Company’s sales dropped 63% and its net loss increased by 70% comparing to year ended December 31, 2015.  In addition, the Company has recurring net losses, and there is an uncertainty whether the Company will be able to continue to consolidate its Chinese subsidiary, Jonway Auto, due to the pending decision of the Note holder, CEVC, to convert the Note with an outstanding principal balance of approximately $20.7 million into shares of Jonway Auto common stock, which will reduce the Company’s equity position in Jonway Auto to approximately 12% (see Notes 1 and 10). All these factors raise substantial doubt about the Company’s ability to continue as a going concern. Given the Company’s expected capital expenditure for its working capital needs in the foreseeable future, as well as the payments should be made to the creditors, the Company has comprehensively considered available sources of funds as follows:

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

In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million. The Company renewed the agreement in June 2016 and the renewed agreement expires in June 2017, which may subject to further renewal.  In accordance with the renewed agreement, the Company was approved for up to an aggregate of $5.8 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $2.9 million. The credit line is secured by a land use right and a building with a total carrying amount of $1.8 million.  As of December 31, 2016, $5.8 million was drawn down as notes payable from China Everbright Bank.  The amount of restricted cash deposited with the bank was $2.9 million. As of December 31, 2016, there was no unused line of credit from China Everbright Bank. The credit line expires in June 2017, which may subject to further renewal.

In March 2016, the Company was approved by CITIC Bank Sanmen Branch for up to an aggregate of $11.3 million of a credit line with 100% restricted cash deposited and credit exposure of $11.3 million through Jonway Auto and Fu Xing.  As of December 31, 2016, total outstanding loans under this line of credit agreement were $5.3 million, with annual interest of 5.96%. The loans are due in various dates from March 25, 2017 to April 26, 2017. As of December 31, 2016, $5.0 million was drawn down as notes payable and $5.0 million restricted cash was deposited with the bank, with unused credit line of $5.9 million. The credit line has a term of two years and expires in March 2018.

In March 2014, the Company was approved up to an aggregate of $4.7 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties.  As of December 31, 2016, total outstanding loans under this line of credit agreement were $4.3 million with annual interest rate from 4.36% to 5.0%. The loans are due in various dates from June 3, 2017 to October 20, 2017.  As of December 31, 2016, total credit exposure of $4.3 million has been used, and $0.4 million was still available for use. The credit line expires in March 2017.

Jonway Auto intends to utilize its existing credit lines to expand its electric vehicle business as well as other future vehicle models.  This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also the Company’s principal shareholder, Jonway Group, has agreed to provide the necessary support to meet the Company’s financial obligations through December 31, 2017 in the event that the Company requires additional liquidity.

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

Cash Flow

We used cash in operations activities of $0.2 million for the year ended December 31, 2016. Cash used in operations in 2016 was the result of the net loss of $34.0 million, offset by non-cash expenses of $28.2 million.  In 2016, non-cash expenses mainly included $7.7 million of depreciation and amortization, and $20.4 million impairment losses on assets.

Cash used in operations activities was $2.6 million for the years ended December 31, 2015. Cash used in operations activities in 2015 was the result of the net loss of $20.1 million, offset by non-cash expenses of $11.7 million.  In 2015, non-cash expenses mainly included $1.1 million of impairment loss on assets, $8.2 million of depreciation and amortization, and $2.4 million of provision for doubt accounts.

In 2016, the net change in operating assets and liabilities resulted in a cash increase of $5.6 million. The change was primarily due to decrease in accounts receivable of $1.7 million, decrease in inventory of $1.5 million, and increase in accrued liabilities of $1.5 million, and offset by decrease in tax payable of $0.5 million and decrease in other payables of $0.5 million.

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

We used cash of $0.2 million and $1.0 million in the investing activities for the acquisition of property and equipment for the years ended December 31, 2016 and 2015, respectively.

We provided cash of $0.4 million and $3.5 million from the financing activities for the years ended December 31, 2016 and 2015, respectively. In 2016, we received $11.3 million and $24.3 million, respectively, from short term borrowings and notes payable. These were offset by the repayments of notes payable and short term borrowings of $27.1 million and $7.8 million, respectively.  In 2015, we received $2.2 million and $14.1 million, respectively, from short term borrowings and notes payable. The issuance of common stock generated $6.2 million, and restricted cash was reduced by $1.2 million.  These were offset by the repayments of notes payable and short term borrowings of $14.3 million and $6.2 million, respectively.

We had cash and cash equivalents balance of $0.03 million as of December 31, 2016 as compared to the balance of $0.06 million as of December 31, 2015. We had a working capital deficit of $71.6 million as of December 31, 2016 as compared to a deficit of $70.8 million as of December 31, 2015.  We had a loss of $34.0 million and $20.1 million for fiscal 2016 and 2015, respectively.  Therefore, we believe that we will need continuous funding from shareholders and bank loans for our operations through December 31, 2017.

Critical Accounting Policies and Use of Estimates

Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, warranty costs, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates

Allowance for Doubtful Accounts

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

Foreign Currency

The functional currencies of our foreign subsidiary/investments are their respective local currencies. The financial statements are maintained in local currencies and are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses resulting from the translation of assets and liabilities of our foreign subsidiaries are recorded in the accumulated other comprehensive gain or loss as a separate component of stockholders’ equity.  Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

We have audited the accompanying consolidated balance sheets of ZAP and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, deficiency and cash flows for each of the years in the two-year period ended December 31, 2016.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a working capital deficiency and deficiency in net assets at December 31, 2016, as well as recurring net losses. In addition, there is an uncertainty whether the Company will be able to continue to consolidate its Chinese subsidiary, Zhejiang Jonway Automobile Co., Ltd. (“Jonway Auto”), due to the pending decision of the convertible note holder to convert the note with an outstanding principal balance of approximately $20.7 million into shares of Jonway Auto common stock, which will reduce the Company’s equity position in Jonway Auto to approximately 12%. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York
June 8, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS	2016	2015

Current assets:
Cash and cash equivalents	$34	$60
Restricted cash	8,587	8,988
Notes receivable	187	-
Accounts receivable, net	162	743
Accounts receivable – related parties	3,627	5,172
Inventories, net	5,887	7,743
Prepaid taxes	-	147
Prepaid expenses and other current assets	291	574
Total current assets	18,775	23,427

Property, plant and equipment, net	16,257	35,893
Land use rights, net	8,146	8,930

Other assets:
Distribution fees, net	-	6,959
Intangible assets, net	-	2,513
Goodwill	-	314
Due from related party	1,136	1,614
Deposits and other assets	-	-
Total other assets	1,136	11,400
Total assets	$44,314	$79,650

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2016	2015

LIABILITIES AND DEFICIENCY
Current liabilities:
Short term loans	$10,442	$7,702
Accounts payable	20,970	21,486
Senior convertible debt	20,679	21,465
Accrued liabilities	3,714	4,000
Notes payable	10,727	14,366
Advances from customers	6,613	7,391
Taxes payable	1,105	1,638
Due to related parties	14,397	13,978
Other payables	1,729	2,256
Total current liabilities	90,376	94,282

Long term liabilities:
Accrued liabilities and others	48	152
Total long term liabilities	48	152
Total liabilities	90,424	94,434

Commitments and contingencies

Deficiency
Common stock, no par value; 800 million shares authorized;
605,737,077 and 578,465,159 shares issued and outstanding
at December 31, 2016 and 2015, respectively	253,452	251,689
Accumulated other comprehensive income	1,823	1,359
Accumulated deficit	(287,626)	(264,144)
Total ZAP shareholders' deficiency	(32,351)	(11,096)
Non-controlling interest	(13,759)	(3,688)
Total deficiency	(46,110)	(14,784)
Total liabilities and deficiency	$44,314	$79,650

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands; except share and per share data)

	For the Years Ended December 31,
	2016	2015

Net sales	$10,775	$29,460
Cost of goods sold	(11,901)	(30,722)
Gross loss	(1,126)	(1,262)

Operating expenses:
Sales and marketing	1,925	3,323
General and administrative	8,215	10,775
Research and development	386	1,479
Impairment loss on assets	20,367	1,082
Total operating expenses	30,893	16,659

Loss from operations	(32,019)	(17,921)

Other income (expense):
Interest expense, net	(2,542)	(2,464)
Other income	540	330
Total income (expense)	(2,002)	(2,134)
Loss before income taxes	(34,021)	(20,055)
Income tax benefit (expense)	-	-
Net loss	$(34,021)	$(20,055)
Less: loss attributable to non-controlling interest	10,539	5,911
Net loss attributable to ZAP’s common shareholders	$(23,482)	$(14,144)

Net loss	$(34,021)	$(20,055)
Other comprehensive loss
Foreign currency translation adjustments	932	(169)
Total comprehensive loss	(33,089)	(20,224)
Less: Comprehensive loss attributable to non-controlling interest	10,071	5,784
Comprehensive loss attributable to ZAP	$(23,018)	$(14,440)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	589,673	502,660

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDAIRIES
CONSOLIDATED STATEMENTS OF DEFICIENCY
(In thousands)

				Accumulated Other		Non-
	Common Stock		Accumulated	Comprehensive	Shareholders'	controlling	Total ZAP
	Shares	Amount	deficit	Income	Deficiency	interest	Deficiency
Balance at January 1, 2015	461,396	$244,368	$(250,000)	$1,655	$(3,977)	$2,096	$(1,881)

Stock based compensation	-	74	-	-	74		74
Issuance of common stock	102,776	6,167	-	-	6,167	-	6,167
Common stock issued for service	5,833	350	-	-	350		350
Common stock issued to settle interest payable	14,455	1,237	-	-	1,237		1,237
Cancellation of common stock	(5,995)	(507)	-	-	(507)		(507)
Foreign currency translation gain (loss)	-		-	(296)	(296)	127	(169)
Net loss	-	-	(14,144)	-	(14,144)	(5,911)	(20,055)
Balance at December 31, 2015	578,465	$251,689	$(264,144)	$1,359	$(11,096)	$(3,688)	$(14,784)

Stock based compensation	-	73	-	-	73		73
Issuance of common stock	27,272	1,690	-	-	1,690	-	1,690
Foreign currency translation gain	-		-	464	464	468	932
Net loss	-	-	(23,482)	-	(23,482)	(10,539)	(34,021)
Balance at December 31, 2016	605,737	$253,452	$(287,626)	$1,823	$(32,351)	$(13,759)	$(46,110)

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,021)	$(20,055)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based employee compensation	73	74
Depreciation and amortization	6,304	6,769
Amortization of distribution agreement	1,440	1,440
Provision for doubtful accounts	29	2,416
Changes in inventory reserve	(40)	(84)
Impairment loss on assets	20,367	1,082
(Gain) loss from disposal of equipment	-	(23)

Changes in assets and liabilities:
Accounts receivable	1,719	756
Notes receivable	(196)	80
Inventories	1,456	288
Due from related parties	478	21
Prepaid expenses and other assets	391	164
Accounts payable	776	635
Accrued liabilities	1,485	1,583
Taxes payable	(446)	545
Advances from customers	(309)	659
Due to related parties	728	1,934
Other payables	(474)	(871)
Net cash used in operating activities	(240)	(2,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(351)	(1,020)
Proceeds from disposal of equipment	138	23
Net cash used in investing activities	(213)	(997)

See accompanying notes to the consolidated financial statements.

ZAP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	$(194)	$1,164
Repayment of convertible bonds	-	(100)
Repurchase of common stock	-	(407)
Proceeds from issuance of common stock	-	6,167
Proceeds from notes payable	24,272	14,112
Proceeds from short term loans	11,281	2,248
Proceeds of convertible bonds	-	786
Repayments of notes payable	(27,097)	(14,349)
Payments on short term loans	(7,836)	(6,157)
Net cash provided by financing activities	426	3,464
Effect of exchange rate changes on cash and cash equivalents	1	(58)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26)	(178)
CASH AND CASH EQUIVALENTS, beginning of year	60	238
CASH AND CASH EQUIVALENTS, end of year	$34	$60

Supplemental disclosure of cash flow information:
Cash paid during year for interest	$1,103	$810

Non-cash transaction:
Issuance of 8,872,602 shares common stock to Cathaya Management Co. Ltd	$444	$-
Issuance of 18,399,316 shares common stock to CEVC to settle interest payable	$1,246	$-
Cancellation of 1,182,558 shares common stock issued to pay convertible bond	$-	$100
Issuance of 14,454,743 shares common stock to pay interest payable	$-	$1,237
Issuance of 5,833,333 shares common stock to pay outstanding management fee	$-	$350

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

In pursuit of a manufacturing plant and a partner with an existing product line, a distribution and customer support network in China, and experience in vehicle manufacturing, ZAP acquired a majority of the outstanding equity in Zhejiang Jonway Automobile Co., Ltd. (“Jonway Auto”). At the time of the acquisition, the Company believed that its acquisition of 51% equity interest of Jonway Auto would enable it to access the rapidly-growing Chinese market for electric vehicles (“EV”) and to expand its EV business and distribution network around the world. The Company also believed Jonway Auto’s ISO 9001 certified manufacturing facility would provide the competitive production capacity and resources to support production of ZAP Group’s planned line of electric SUV, minivan, and Neighborhood EV (“NEV”).

Jonway Auto is a limited liability company incorporated in Sanmen County, Zhejiang Province of the People’s Republic of China (the “PRC”) on April 28, 2004 by Jonway Group Co., Ltd. (“Jonway Group”). Jonway Group is under the control of three individuals, Wang Huaiyi, Alex Wang (the son of Wang Huaiyi) and Wang Xiaoying (the daughter of Wang Huaiyi), and all three individuals are collectively referred to as the “Wang Family” herein with.

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

As of December 31, 2016, the Company has an outstanding unpaid principal balance of $20,679,069 due to China Electric Vehicle Corporation (“CEVC”) in regards to the Company’s Amended and Restated Promissory Note dated March 22, 2012 (“Note”).  Pursuant to the terms of the Note, CEVC has right to convert the unpaid principal balance of the Note into shares of common stock of the Company’s Chinese subsidiary, Jonway Auto (“Conversion”). Upon Conversion, the Company’s indebtedness to CEVC under the Note shall be satisfied in full and CEVC, or its designee, shall hold approximately 39.479% of the equity of Jonway Auto and the Company’s equity position in Jonway Auto shall be reduced from 51% to approximately 11.52%. Accordingly, the Company shall be forced to deconsolidate Jonway Auto.  Effective on April 3, 2017, the CEVC and the Board of the Company have mutually agreed to put the conversion temporarily on hold as the Board of the Company approved the initiation of due diligence with respect to the possible merger of the Company with Jonway Group’s motorcycle business with the intention of developing its “light electric vehicle” business (See Note 10).

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 2 – GOING CONCERN

As of December 31, 2016, the Company’s current liabilities exceeded its current assets by approximately $71.6 million and its equity deficiency was $46.1 million. For the year ended December 31, 2016, the Company’s sales dropped 63% and its net loss increased by 70% comparing to year ended December 31, 2015.  In addition, the Company has recurring net losses, and there is an uncertainty whether the Company will be able to continue to consolidate its Chinese subsidiary, Jonway Auto, due to the pending decision of the Note holder, CEVC, to convert the Note with an outstanding principal balance of approximately $20.7 million into shares of Jonway Auto common stock, which will reduce the Company’s equity position in Jonway Auto to approximately 12% (see Notes 1 and 10). All these factors raise substantial doubt about the Company’s ability to continue as a going concern. Given the Company’s expected capital expenditure for its working capital needs in the foreseeable future, as well as the payments should be made to the creditors, the Company has comprehensively considered available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given its credit history.

The Company does not currently have sufficient cash or commitments from financing to sustain its operations for the next twelve months. The Company plans to substantially increase cash flows from operations and revenue derived from its products. If the Company’s revenues do not reach the level anticipated in its plan then the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand, liquidation value of its current assets, and its operating and capital expenditure commitments.  The Company’s principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

Jonway Auto intends to utilize its existing credit lines (see Note 9) to expand its electric vehicle business as well as other future vehicle models. This includes on-going working capital needs, electric vehicle production equipment requirements, testing, homologation and new EV product molds. Also, the Company’s principal shareholder, Jonway Group, has agreed to provide the necessary support to meet the Company’s financial obligations through December 31, 2017 in the event that the Company requires additional liquidity.

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

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the financial statements of ZAP, and its subsidiaries: Jonway Automobile, Voltage Vehicles, Advanced Technology Vehicles, ZAP and ZAP Hong Kong as of and for the years ended December 31, 2016 and 2015 and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Management considers subsidiaries to be companies that are over 50% controlled. Significant intercompany transactions and balances are eliminated in consolidation; profits from intercompany sales, are also eliminated; non-controlling interests are included in equity.  The Company accounts for its 37.5% interest in ZAP Hangzhou and its 50% interest in Shanghai Zapple using the equity method of accounting because it has significant influence but not control.

ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to revenue recognition, contractual allowances and uncollectible accounts, intangible assets, accrued liabilities, warranty costs, impairment of goodwill and long-lived assets, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ significantly from these estimates.

Concentration of Risk

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

Financial instruments which subject the Company to potential credit risk consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with one high credit quality financial institution. As of December 31, 2016, deposits exceeded the amount of insurance provided by $32,000; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal. The Company has not experienced any losses to date on its deposits.

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

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company accounts for stock-based compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model (the “Black-Scholes model”). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revise its estimate in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue-based Taxes

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (“VAT”).

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The Company and its wholly owned subsidiaries/investments, maintain their accounting records in United States Dollars (“US$”) whereas Jonway Auto maintains its accounting records in the currency of Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted.

Jonway Auto’s principal country of operations is the PRC.  The financial position and results of Jonway Auto’s operations are determined using RMB, the local currency, as the functional currency.  The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date.  The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ deficiency as “Accumulated Other Comprehensive Income.”

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

	December 31, 2016	December 31, 2015
Balance sheet items, except for share capital, additional	$ 1=RMB 6.9448	$ 1=RMB 6.4917
paid in capital and retained earnings, as of year end

Amounts included in the statements of operations	$ 1=RMB 6.6414	$ 1=RMB 6.2288
and cash flows for the year

 ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

The Company’s subsidiary Jonway Auto has cash restricted in connection with the issuance of bank acceptance notes to various suppliers of spare parts which were issued through Jonway Auto’s banks.  To issue these bank acceptance notes to Jonway Auto’s suppliers, the banks require a deposit of 50% or 100% of the full amount of such notes which are payable within 6 months from issuance.  Upon the maturity date, restricted funds will be used to settle the bank acceptance notes.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to use observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the senior convertible debt (see Note 8), which approximates fair value, is influenced by interest rates and the Company’s stock price, and is determined by prices for the convertible debts observed in market trading, which are Level 2 inputs. The Company’s Trade name was measured at fair value on a non-recurring basis, as further discussed below under “Intangible Assets”.

Accounts Receivable

Accounts and note receivable consist mainly of receivables from our established dealer network.  A credit review is performed by the Company before the dealer is approved to purchase vehicles from the Company. The Company performs ongoing credit evaluations of its dealers, and generally does not require collateral on its accounts receivable. The Company estimates the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and records a provision for uncollectible accounts when collection is uncertain. Any uncollectible receivables will be written off against the allowance. The allowance for doubtful accounts was approximately $1.4 million and $1.5 million on December 31, 2016 and 2015, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2016 and 2015, the Company has reserved approximately $1.2 million and $1.3 million of its inventory for obsolescence, respectively.

Property and Equipment

Property and equipment consists of land, building and improvements, machinery and equipment, office furniture and equipment, computer equipment and software, vehicles, and leasehold improvements. Property and equipment is stated at cost, net of accumulated depreciation and amortization, and is depreciated or amortized using straight-line method over the asset's estimated useful life. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Machinery and equipment	5-10 years
Computer equipment and software	3-5 years
Office furniture and equipment	5 years
Vehicles	5 years
Leasehold improvements	10 years or life of lease,
whichever is shorter
Building and improvements	20-30 years

Land Use Rights

Under PRC law, all land in the PRC is permanently owned by the government and cannot be sold to an individual or company but companies can purchase the land use rights for the specified period of time, as in the Company’s industry the industrial purpose has a useful life of 50 years.  The government grants individuals and companies the right to use parcels of land for specified periods of time.  These land use rights are sometimes referred to informally as “ownership”.  Land use rights are stated at cost less accumulated amortization.  Amortization is provided over the respective useful lives, using the straight-line method.  Estimated useful life is 50 years, and is determined in the connection with the term of the land use right.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

Long-lived assets are comprised of property and equipment and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant negative industry or economic trends, and a significant adverse change in the manner in which an asset group is used. An estimate of undiscounted future cash flows produced by the asset, or by the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the impairment charge is measured and recognized for the amount by which the carrying value of the asset group exceeds it estimated fair value, which is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flow and fundamental analysis. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of those assets is depreciated over their remaining useful life.

For the year ended December 31, 2016, the Company recorded an impairment charge of $12.5 million to against all the carrying value of the related production facilities in Jonway Auto (see Note 6).

Intangible Assets

Intangible assets consist of patents, trademarks, government approvals and customer relationships (including client contracts). For financial statement purposes, identifiable intangible assets with a finite life are being amortized using the straight-line method over the estimated useful lives of seven years for the EPA license and 8.5 years for the customer relationships. Costs incurred by the Company in connection with patent, trademark applications and approvals from governmental agencies such as the Environmental Protection Agency, including legal fees, patent and trademark fees and specific testing costs, are expensed as incurred. Purchased intangible costs are amortized over an estimated economic life of the asset, generally seven years, commencing on the acquisition date. Costs subsequent to the acquisition date are expensed as incurred. In Process Technology and trade name are determined to have an indefinite useful life and not amortized, but instead are tested for impairment at least annually. As of December 31, 2016 and 2015, the Company recognized an impairment loss of $2.1 million and $0.1 million for the trade name, respectively. The impairment charge was recognized for the amount by which the carrying value of intangible assets exceed its estimated fair value, which was estimated based on discounted cash flows (level 3 inputs).

For the year ended December 31, 2016, the Company recognized an impairment loss of approximately $2.4 million for the intangibles and goodwill (see Note 7), and an impairment loss of approximately $5.5 million for the distribution agreements (see Note 8).

Goodwill

Goodwill is determined to have an indefinite useful life and not amortized, but instead is tested for impairment at least annually.   The Company assesses annually whether there is an indication that goodwill is impaired, or more frequently if events and circumstances indicate that the asset might be impaired during the year.  The Company performs its annual impairment test in the fourth quarter of each year.   Calculating the fair value of the reporting units requires significant estimates and assumptions by management.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, there is an indication that the reporting unit goodwill may be impaired and a second step of the impairment test is performed to determine the amount of the impairment to be recognized, if any. The Company recognized an impairment loss on goodwill of $0.3 million for the year ended December 31, 2016 as the Company concluded that the carrying amount of the goodwill has exceeded its fair value based on appraisals.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-3 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Jonway	2016	2015
Balance as of January 1	$450	$481
Provision for warranties	130	421
Charges against warranties	(154)	(329)
Balance December 31	426	573
Less: long term portion	(37)	(123)
Current portion	$389	$450

$37,000 was included in “accrued liabilities and others- long term” and $389,000 was included in short-term “accrued liabilities” on the consolidated balance sheets as of December 31, 2016.

Comprehensive Loss

Comprehensive loss represents the net loss for the period plus the results of certain changes to shareholders’ equity (deficiency) that are not reflected in the consolidated statements of operations. The Company’s comprehensive loss consists of net losses, foreign currency translation adjustments and unrealized net losses on investments.

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of products in sales and marketing expense. For the years ended December 31, 2016 and 2015, shipping and handling costs were $54,000 and $442,000, respectively.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning October 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company is planning to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and is continuing to evaluate the impact of its pending adoption of Topic 606 will have on the Company’s consolidated financial statements.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this update will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. For public business entities, ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adoption on the consolidated financial statements and related disclosure.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18,  "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of- period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of restricted cash on the Company's consolidated statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVEABLE

Accounts receivable consisted of the following:
	December 31, 2016	December 31, 2015

Accounts receivable	$1,604	$2,274
Less – Allowance for doubtful accounts – third parties	(1,442)	(1,531)
Total account receivable, net	$162	$743

Changes in the Company’s allowance for doubtful accounts as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Balance, beginning of year	$1,531	$439
Write-off	(100)	(76)
Current provision	11	1,168
Balance, end of year	$1,442	$1,531

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES, NET

Inventories, net at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Work in Process	$2,565	$2,237
Parts and supplies	3,798	3,616
Finished goods	707	3,186
	7,070	9,039
Less - inventory reserve	(1,183)	(1,296)
Inventories, net	$5,887	$7,743

Changes in the Company’s inventory reserve during the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016	December 31, 2015
Balance opening year	$1,296	$1,380
Current provision (recovery) for Jonway Auto	(3)	(132)
Current provision (recovery) for inventory ZAP-net	(110)	48
Balance end of year	$1,183	$1,296

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET, AND LAND USE RIGHTS

Property, plant and equipment, net at December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Buildings and improvements	$18,939	$20,260
Machinery and equipment	45,811	47,917
Office furniture and equipment	766	853
Vehicles	575	739
	66,091	69,769
Less:
Accumulated depreciation and amortization	(37,354)	(33,876)
Impairment losses recognized in profit and loss	(12,480)	-
	$16,257	$35,893

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET, AND LAND USE RIGHTS (continued)

Due to the increased competition in the auto manufacturing industry and the high cost of lithium battery, the net sales of Jonway Auto decreased significantly during the year ended December 31, 2016. The Company’s current sales volume and gross margin for the electronic vehicles could not justify the carrying value of the related long-lived asset or asset group, therefore, the Company recorded an impairment charge of $12,480,000 against the carrying value of all the related production facilities in Jonway Auto for the year ended December 31, 2016.  Both market approach and cost approach were used to determine the fair value of the land and building using Level 2 inputs under the fair value hierarchy because there is an established secondary market. Cost approach was used to determine the fair value of equipment using Level 2 inputs under the fair value hierarchy due to quoted price is available for similar assets.

Four pieces of land were acquired from the acquisition of Jonway auto in 2011. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and amortized the Right on a straight-line basis over the period of 50 years. As of December 31, 2016 and 2015, land use rights consist of the following:

	December 31, 2016	December 31, 2015
Land use right	$9,715	$10,395
Software	96	102
	9,811	10,497
Less: accumulated amortization	(1570)	(1,370)
Less: accumulated translation adjustments	(95)	(197)
	$8,146	$8,930

As of December 31, 2016, estimated future amortization expense for land use rights is as follows (in thousands):

Amortization
Year	Expense
2017	$182
2018	182
2019	182
2020	182
2021	182
Thereafter	7,236
$8,146

Depreciation and amortization expense of property, plant and equipment, as well as land use rights and software was approximately $6.3 and $6.8 million for the years ended December 31, 2016 and 2015, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS, NET & GOODWILL

Income approach was used to determine the fair value of the intangible assets and goodwill using Level 3 inputs under the fair value hierarchy. The goodwill and other intangible assets at December 31, 2016 and 2015 are summarized as follows:

			Impairment provision,
			Amortization and accumulated
		Net Book	translation adjustments (“ATA”)	Net Book
	Useful Life	Value	for the year ended	Value
	(In Years)	December 31, 2015	December 31, 2016	December 31, 2016

Customer Relationships	8.5	$316	$(316)	$-
Developed Technology	7	619	(619)	-
In Process Technology	(a)	178	(178)	-
Trade name	(a)	1,400	(1,400)	-
Intangible assets		$2,513	$(2,513)	$-

Goodwill		$314	$(314)	$-

(a)	The in-process technology and trade name have been determined to have an indefinite life.

As of December 31, 2015, the Company recognized an impairment loss of approximately $0.08 million for the trade name. The impairment loss was based on the fair value, which was based on the estimation of discounted cash flow.

During the year ended December 31, 2016, the Company experienced significant decrease of sales and enlarged operating loss due to multiple unexpected factors.  In 2016, the government reevaluated the policies on new energy vehicle subsidies and an “anti-subsidy” campaign was continuously practiced in 2016 and the payments of subsidies were reduced and delayed. The delay in subsidy payments by the central government for EV lithium batteries has created uncertainty the Company’s EV sales.  Without the fast turnaround on the subsidies for lithium batteries to support the working capital, the sales of Jonway Auto dropped substantially during fiscal 2016. In addition, all EV are now required to be re-evaluated for inclusion in a qualified catalog of models eligible for subsidies. But the updated catalog, which previously covered 2,193 models from 235 manufacturers, has yet to be published. In addition, the Company’s EV sales are largely dependent on the government’s subsidy and incentive. The temporary suspension and reexamination of the government subsidy program on EVs resulted in a significant drop in the Company sales in fiscal 2016. For the purpose of the impairment test, the Company applied fair-value-based impairment test on the intangibles and goodwill, similar to the review for impairment of other long-lived assets, and the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. As a result, the Company recognized an impairment loss of approximately $2.4 million for the intangibles and goodwill as of December 31, 2016. Income approach was used to value the fair value of these intangible assets.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DISTRIBUTION AGREEMENTS

Income approach was used to determine the fair value of the distribution agreements using Level 3 inputs under the fair value hierarchy. Distribution agreements as of December 31, 2016 and 2015 are presented below (in thousands):

	December 31, 2016	December 31, 2015

Better World Products-related party	$2,160	$2,160
Jonway Products	14,400	14,400
	16,560	16,560
Less: amortization and impairment	(16,560)	(9,601)
	$-	$6,959

Amortization expenses related to these distribution agreements for the years ended December 31, 2016 and 2015 was $1.4 million.  Amortization is based over the term of the agreements. As of December 31, 2016 and 2015, the Company recognized an impairment loss of $5.5 million and $1.0 million for the distribution right, respectively. Due to the deterioration of the sales and enlarged loss from operations in fiscal 2016, which resulted into great uncertainty of future distribution of Jonway products, the Company recognized an impairment loss of $5.5 million for the distribution rights for the year ended December 31, 2016. As of December 31, 2016, the net carrying value of distribution rights with Jonway Auto was nil.

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

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES

Lines of Credit

(a)	China Everbright Bank

In June 2015, the Company was approved for up to an aggregate of $6.9 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $3.5 million. The Company renewed the agreement in June 2016 and the renewed agreement expires in June 2017, which may subject to renewal.  In accordance with the renewed agreement, the Company was approved for up to an aggregate of $5.8 million of a credit line from China Everbright Bank with 50% restricted cash deposited and credit exposure of $2.9 million. The credit line is secured by a land use right and a building with a total carrying amount of $1.8 million.  As of December 31, 2016, $5.8 million was drawn down as notes payable from China Everbright Bank.  The amount of restricted cash deposited with the bank was $2.9 million. As of December 31, 2016, there was no unused line of credit from China Everbright Bank. The credit line expires in June 2017.

(b)	CITIC Bank Sanmen Branch

In March 2016, the Company was approved by CITIC Bank Sanmen Branch for up to an aggregate of $11.3 million of a credit line with 100% restricted cash deposited and credit exposure of $11.3 million through Jonway Auto and Fu Xing.  As of December 31, 2016, total outstanding loans under this line of credit agreement were $5.3 million, with annual interest of 5.96%. The loans are due in various dates from March 25, 2017 to April 26, 2017. As of December 31, 2016, $5.0 million was drawn down as notes payable and $5.0 million restricted cash was deposited with the bank, with unused credit line of $5.9 million. The credit line has a term of two years and expires in March 2018.

In March 2014, the Company has obtained up to an aggregate of $15.4 million of credit line with the credit exposure of $5.7 million from CITIC Bank Sanmen Branch through Jonway Auto. The line is secured by land and building owned by Jonway Auto and guaranteed by the related party – Jonway Group. In March 2014, Jonway Auto borrowed a one year short-term loan of $1.0 million. The annual interest rate was 7.08% and the loan was due in March 2015. The Company then early settled the loan in December 2014. As of December 31, 2015, Jonway Auto borrowed a half year short-term loan of $3.0 million at annual interest rate of 5.9%. The loan was due on April 28, 2016. The Company has also drawn down $6.4 million in the form of notes payable as of December 31, 2015. For certain notes payables utilizing the credit exposure of $2.6 million, the Company deposited 50% to 100% cash as restricted cash as collateral for these notes payable. These notes were due from March 2016 to April, 2016.  As of December 31, 2015, the credit exposure of $5.7 million has been used. The credit line expired in March 2016.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE –9 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES (continued)

Lines of Credit (continued)

(c)	ICBC Bank

In March 2014, the Company was approved up to an aggregate of $4.7 million of a credit line from ICBC. This credit line was secured by land and buildings owned by Jonway Auto and guaranteed by related parties.  As of December 31, 2015, the total outstanding loan under this credit line was $4.6 million with $0.8 million of restricted cash deposited with the bank. The annual interest rates range between 5.0% and 6.9%.  The loans were due in various dates from April 2015 to November 2016.  During the year ended December 31, 2016, the loans were renewed.

As of December 31, 2016, total outstanding loans under this line of credit agreement was $4.3 million with annual interest rate from 4.36% to 5.0%. The loans are due in various dates from June 3, 2017 to October 20, 2017.  As of December 31, 2016, total credit exposure of $4.3 million has been used. The credit line expired in March 2017. The Company is in the process of renewing this line of credit, which is expected to be approved by May 2017.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE –9 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES (continued)

Short term loans

Short term loans as of December 31, 2016 and 2015 are presented below:

		December 31, 2016	December 31, 2015
Loan from CITIC bank	(a)	$5,328	$3,081
Loan from ICBC	(b)	4,320	4,621
Loan from Hangzhou Hengzhong Machinery Ltd.	(c)	794	-
		$10,442	$7,702

(a)
From March 25, 2016 to April 26, 2016, the Company entered multiple loan agreements through Jonway Auto with CITIC Bank Sanmen Brank for a total amount of approximately $5.3 million.  The loans have annual interest of 5.96% and are due in various dates from March 25, 2017 to April 26, 2017.  The loans are also secured by a land use right and a building with a total carrying amount of $4.4 million. One shareholder and CEO Alex Wang personally guaranteed these loans as well.

In October 2015, Jonway Auto borrowed a half year short-term loan of $3.1 million at annual interest rate of 5.9%. The loan was repaid upon maturity in April 2016.

(b)
On June 8, 2016, the Company entered into a one year short-term loan of $0.3 million at an annual interest rate of 5%.  On July 22, 2016, the Company entered into a one year short-term loan of $1.0 million at an annual interest rate of 5%. On October 12, 2016, the Company entered into a one year short-term loan of $1.3 million at an annual interest rate of 5%. On October 13, 2016, the Company entered into a one year short-term loan of $1.0 million at an annual interest rate of 5%.  These loans with aggregated amount of $4.3 million are secured by a land use right and a building with a total carrying amount of $2.9 million. One shareholder, Wang Huaiyi, and CEO Alex Wang also personally guaranteed these loans.

On June 22, 2016, the Company entered into a one year short-term loan of $0.7 million at an annual interest rate of 4.4%.  The loan is secured by a restricted cash deposit of $0.7 million.

The Company fully repaid five loans totaling $4.6 million during 2016.

(c)
On July 28, 2016, the Company entered into an agreement with Hangzhou Zhongheng Machinery Ltd. (“Zhongheng”). Pursuant to the agreement, Zhongheng paid off one loan on behalf of the Company, and the Company would repay the outstanding payable due to Zhongheng within two months after Zhongheng made the payment on behalf of the Company. In exchange for the service, the Company agreed to pay a monthly interest of 1.5% on the payment made by Zhongheng. The 1.5% monthly interest is equivalent to a compound annual interest rate of about 9.34%.

The weighted average interest rates were 5.8% and 6.4% for the years ended December 31, 2016 and 2015, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE –9 - LINE OF CREDIT, SHORT TERM DEBT AND BANK ACCEPTANCE NOTES (continued)

Bank acceptance notes

As of December 31, 2016 and 2015, the Company had bank acceptance notes payable in the amount of $10.7 million and $14.4 million, respectively. The notes are guaranteed to be paid by the banks and are usually for a short-term period of six months. The Company is required to maintain cash deposits of 50% or 100% of the notes payable with these bank, in order to ensure future credit availability. As of December 31, 2016 and 2015, the restricted cash for the notes was approximately $8.6 million and $9.0 million, respectively.  Bank acceptance notes are presented below:

	(In thousands)
	December 31, 2016	December 31, 2015
a) Bank acceptance notes payable to China Everbright bank	$5,760	$7,086
b) Bank acceptance notes payable to CITIC bank	4,967	6,428
c) Bank acceptance notes payable to Shanghai Pudong Development bank	-	852
	$10,727	$14,366

a)
Notes payable to China Everbright bank have various maturity dates in June 2017. The notes payable are guaranteed by a land use right and a building with a total carrying value of $2.0 million. The Company is also required to maintain cash deposits at 50% of the notes payable with the bank, in order to ensure future credit availability.

b)
Notes payable to CITIC bank have various maturity dates in March and April 2017, and subsequently renewed.   The Company is required to maintain cash deposits at 100% of the notes payable with the bank, in order to ensure future credit availability.

c)	Notes payable to Shanghai Pudong Development Bank was due and repaid in January and May 2016. The Company was required to maintain cash deposits at 100% of the notes payable with the bank.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBT

Convertible debt consists of the following:

	December 31, 2016	December 31, 2015
Senior convertible debt – CEVC (a)	$20,679	$20,679
Convertible debt – Mr. Luo Hua Liang (b)	-	786
	$20,679	$21,465

(a)	Senior convertible debt - CEVC

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

As of December 31, 2016, the Company has an outstanding unpaid principal balance of $20,679,069 due to CEVC in regards to the Company’s Amended and Restated Promissory Note dated March 22, 2012 (“Amended Note”).  Pursuant to the terms of the Amended Note, CEVC has right to convert the unpaid principal balance of the Amended Note into shares of common stock of the Company’s Chinese subsidiary -Jonway Auto (“Conversion”). Upon Conversion, the Company’s indebtedness to CEVC under the Note shall be satisfied in full and CEVC, or its designee, shall hold approximately 39.479% of the equity of Jonway Auto and the Company’s equity position in Jonway Auto shall be reduced from 51% to approximately 11.52%. Accordingly, the Company shall be forced to deconsolidate Jonway Auto.  On December 23, 2016, the Company received the Conversion Notice from CEVC.  Effective on April 3, 2017, the CEVC and the Board of the Company have mutually agreed to put the conversion temporarily on hold  as  the Board of the Company approved the initiation of due diligence with respect to the possible merger of the Company with Jonway Group’s motorcycle business with the intention of developing its “light electric vehicle” business. It is expected that the assessment of the merger and the related due diligence would be completed in the second quarter of 2017 and with a decision on the overall structure of the merger to be made by the end of the second quarter of 2017.  CEVC may elect to accept the shares of the Jonway Auto or accept the shares of the Company in satisfaction of the Note based on the outcome of the due diligence and the assessment result of the merger. During this period, the Note will remain the same interest as indicated in the Agreement.

Interest expense related to CEVC convertible note for the years ended December 31, 2016 was $1,658,858 and $1,242,929, respectively. Accrued interest related to CEVC convertible note was $1,246,410 and $833,961 as of December 31, 2016 and December 31, 2015, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE DEBT (Continued)

(b)	Convertible debt – Mr. Luo Hua Liang

This obligation was fully repaid in 2016.

NOTE 11 - INCOME TAXES

The Company is subject to United States of America (“United States” or “US”) and People’s Republic of China (“China” or “PRC”) income tax on any profit generated.

The Company did not record any provision for income tax for the both years ended December 31, 2016 and 2015 due to recurring losses.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. The Company has no taxable income for the year so did not incur income taxes. The applicable income tax rate for the Company for both years ended December 31, 2016 and 2015 was 34%.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2016 and 2015 is presented below:

	December 31,
	2016	2015
Net operating loss carryovers - US	$57,582	$54,132

Temporary differences, including
Stock based compensation	6,582	6,557
Fixed assets, due to differences in depreciation	288	288
Non-qualified options and warrants	6,728	6,728
Reserves on investments	2,069	2,069
Intangible assets, due to impairment	5,024	2,342
R&D credit	138	138
Amortization of debt discount	1,865	1,865

Total gross deferred tax assets - US	$80,275	$74,119
Valuation allowance - US	(80,275)	(74,119)
Net deferred tax assets	$-	$-

The net changes in the valuation allowances for the years ended December 31, 2016 and 2015 were an increase of $6.1 million and $3.1 million, respectively. Because there is uncertainty regarding the Company’s ability to realize its deferred tax assets, a 100% valuation allowance has been established.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $172 million for US federal income tax purposes, which expires in the years 2017 through 2032.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the years ended December 31, 2016 and 2015. The federal tax returns of 2012, 2013, 2014 and 2015 remain subject to examination. And the state tax returns from 2010 to 2015 remain subject to examination.

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

The tax effect of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2016 and 2015 is presented below (in thousand):

	December 31,
	2016	2015
Deferred tax assets - PRC:
Timing differences in depreciation and bad debt allowance	$320	$1,311
Property and equipment impairments	3,120	-
Inventories, due to impairment	97	651
Accrued liabilities	225	416
Net operating loss carry forward	15,429	10,053
Total deferred tax assets, gross – PRC	19,192	12,431
Valuation allowance - PRC	(19,192)	(12,431)
Deferred tax assets, net of valuation allowance	$-	$-

The net change in the valuation allowances for the years ended December 31, 2016 and 2015 was an increase of $6.8 million and $2.7 million, respectively.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately of $61.7 million in PRC tax Jurisdiction, which expires in the years 2017 through 2021.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12– STOCK-BASED COMPENSATION

Services performed and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable, than the fair value of the consideration received.

The Company has stock compensation plans for employees and directors. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock-based compensation is accounted for as an equity instrument.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2014	11,848	$0.38	3.0	-
Options forfeited and expired	(421)	-	-	-
December 31, 2015	11,427	$0.40	2.0	-
Options forfeited and expired	-	-	-	-
December 31, 2016	11,427	$0.40	1.0	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2016 and 2015 for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). There were no options in the money at December 31, 2016 and 2015.

As of December 31, 2016, all the stock options have been vested.  The Company recorded no income tax benefits for stock-based compensation expense arrangements for the years ended December 31, 2016 and 2015, as the Company has cumulative operating losses.

For the year ended December 31, 2016 and 2015, $73,000 and $74,000 of stock based compensation expense have been charged to general and administrative expense, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings (loss) per share are presented in the following table:

	December 31,
	2016	2015
Net loss attributable to ZAP’s common shareholders	$(23,482)	$(14,144)
Weighted average shares used in basic and diluted computation	589,673	502,660
Earnings (loss) per share – Basic and diluted
Net loss before noncontrolling interest	$(0.05)	$(0.04)
Added: Net loss attributable to noncontrolling interest	$0.01	$0.01
Net loss attributable to ZAP’s common shareholders	$(0.04)	$(0.03)

Anti-dilutive shares as of December 31:
Warrants outstanding	38,000	38,000
Options outstanding	11,427	11,427

For the years ended December 31, 2016 and 2015, there were 11.4 million options, and 38.0 million warrants not included in the diluted loss per share as they would be anti-dilutive.

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

The performance of each segment is measured based on its profit or loss from operations before income taxes. Segment results are summarized as follows:

	Jonway Auto	ZAP	ZAP Hong Kong	Totals
For the year ended December 31, 2016
Net sales	$10,736	$39	$-	$10,775
Gross profit (loss)	$(1,151)	$25	$-	$(1,126)
Depreciation and amortization	$5,179	$2,565	$-	$7,744
Interest expense, net	$881	$1,661	$-	$2,542
Impairment loss on assets	$12,480	$7,887	$-	$20,367
Net loss	$(21,506)	$(12,515)	$-	$(34,021)
Expenditure on property and equipment	$351	$-	$-	$351
Total assets	$40,136	$4,178	$-	$44,314

For the year ended December 31, 2015
Net sales	$29,179	$281	$-	$29,460
Gross profit (loss)	$(1,333)	$71	$-	$(1,262)
Depreciation and amortization	$5,600	$2,609	$-	$8,209
Interest expense, net	$767	$1,697	$-	$2,464
Impairment loss on assets	$82	$1,000	$-	$1,082
Net loss	$(12,063)	$(7,992)	$-	$(20,055)
Expenditure on property and equipment	$1,020	$-	$-	$1,020
Total assets	$64,949	$14,692	$9	$79,650

Customer information

Approximately 99.6% or $10.7 million of our 2016 revenues are from sales in China. Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with three customers contributing to 36%, 25% 15% of our consolidated revenue, respectively. Approximately 99.1% or $29.2 million of our 2015 revenues are from sales in China.  Jonway Auto distributes its products to an established network of over 70 factory level dealers in China with one customer contributing to 22% of our consolidated revenue.

Supplier information

For the years ended 2016 and 2015, approximately 99.9% or $11.8 million and 99.3% or $30.5 million of the consolidated cost of goods sold were purchased in China. For the year ended December 31, 2016, two venders accounted for 14% and 11% of the total purchase. For the year ended December 31, 2015, one vender accounted for 9% of the total purchase, respectively.

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -15  SHAREHOLDERS’ EQUITY

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

The Company issued an aggregate of 44,409,963 shares of the Company’s common stock to settle certain existing debts of $1,429,736 in accordance with the Board approval, which including the amount of $1,246,410 due to CEVC, a related party, to be converted into 38,299,077 shares of common stock at price of $0.033, and the amount of $34,113 due to a debt holder to be converted into 1,137,098 shares of common stock at price of $0.03 and the amount of $149,214 due to Better World, a related party, to be converted into 4,973,788 shares of common stock at price of 0.03. These shares were issued in March 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

Due from (to) related parties

Amount due from related parties are principally for advances in the normal course of business for parts and suppliers used in manufacturing. Amount due from related parties are as follows (in thousands):

	December 31, 2016	December 31, 2015
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$874	$998
Jonway Motor Cycle	262	-
Jonway Economy and Trade Co., Ltd	-	616
Total	$1,136	$1,614

The sales made to related parties are as follows:

	December 31, 2016	December 31, 2015
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	$38	$296
Taizhou Jonway Electric Vehicle Selling Co	-	3,945
Jonway Group	-	5
Jonway Motor Cycle	4	231
Total	$42	$4,477

Accounts receivable – related parties are as follows:

	December 31, 2016	December 31, 2015
Jonway EV Selling Ltd	$3,072	$4,659
Sanmen Branch of Zhejiang UFO Automobile Manufacturing Co., Ltd	250	212
Jonway Motor Cycle	305	301
	$3,627	$5,172

Due to related parties included in accounts payable as follows:

	December 31, 2016	December 31, 2015
Jonway Group	$2,512	$-
Taizhou Huadu	966	-
	$3,478	$-

Amount due to related parties are follows (in thousands):

	December 31, 2016	December 31, 2015
Jonway Group	$13,384	$12,606
Jonway Motor Cycle	63	64
Taizhou Huadu	-	846
Shanghai Zapple	33	35
Mr. Wang	7	74
Betterworld	149	149
Taizhou Jonway Electric Vehicle Selling Co	80	-
Zhejiang Jonway Painting Co. Ltd.	-	11
Cathaya Operations Management Ltd.	257	193
Zhejiang Aochuang Alternative Energy Vehicle Co., Ltd.	424	-
Total	$14,397	$13,978

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS (continued)

Transactions with Jonway Group

Jonway Group is considered as a related party as the Wang Family, one of the principal shareholders of the Company, has controlling interests in Jonway Group. Jonway Group supplies some of plastics spare parts to Jonway Auto and gave guarantees on Jonway short term bank facilities from China-based banks. Jonway made such purchase from Jonway Group for a total of $294,000 and $5.3 million for the years ended December 31, 2016 and 2015, respectively.  In addition, Jonway sold Jonway Group in the amount of $Nil and $5,000 for the years ended December 31, 2016 and 2015, respectively.

Jonway Agreement with Zhejiang UFO

Based on a contract by and among the Zhejiang UFO, Jonway Group and Jonway dated as of January 1, 2006, Zhejiang UFO has authorized Jonway to operate its Sanmen Branch to assemble and sell UFO branded SUVs for a period of 10 years starting from January 1, 2006 and extended another year to expire until the end of 2017.

According to the contract, Jonway shall pay Zhejiang UFO a variable contractual fee which is calculated based on the number of SUVs that Jonway assembles in the Sanmen Branch every year, at the following rates (historical exchange rate):

The first 3,000 vehicles	$44 per vehicle
Vehicles from 3,001 to 5,000	$30 per vehicle
Vehicles over 5,000	$22 per vehicle

Zhejiang UFO is considered a related party because the Wang Family, who are shareholders of Jonway, has certain non-controlling equity interests in Zhejiang UFO.  For the years ended December 31, 2016 and 2015, $24,000 and $223,000 were recorded as assembling fees, respectively. Also during 2016 and 2015, Jonway sold SUVs and parts in the amount of $38,000 and $295,000 to Zhejiang UFO.

Other Related Party Transactions

During 2016, Jonway purchased parts in amount of $2,000 and $894,000 from Jonway Motor Cycle and Taizhou Huadu, respectively. During 2015, Jonway purchased parts in amount of $2,000 and $894,000 from Jonway Motor Cycle and Taizhou Huadu, respectively.

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

ZAP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE –17 - LITIGATION

ZAP is in arrears with the settlement payment to Hogan & Lovells. The current negotiated balance due is $779,500.  Hogan & Lovells agreed to reduce the total amount owed by $453,827, as long as the Company does not default on its payment agreement. If Hogan & Lovells does seek a judgment, the total balance due immediately would be $1,233,327, recorded by the Company in its books and records. Currently ZAP is in default of the payment agreement and the Company is seeking additional funding, and is working with prospective investors or lenders so ZAP can resume the installment payments to Hogan & Lovells. As of December 31, 2016 and 2015, the Company accrued approximately $1.2 million for this litigation.

NOTE –18 - COMMITMENTS AND CONTIGENCIES

Guarantees

Jonway Auto guaranteed certain financial obligations of outside third parties including suppliers and customers to support our business and economic growth. Guarantees will terminate on payment and/or cancellation of the obligation once it is repaid. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Maximum potential payments under guarantees total $101 million at December 31, 2016. The guarantee expires at variance dates from December 2017 to December 2019. The Company performances risk under these guarantees is reviewed regularly, and has resulted in no changes to our initial valuations.

Jonway Auto pledged a land use right and a building to Shanghai Pu Dong Development Bank to secure a bank loan of $1.0 million offered to a related company, Taizhou  Jonway Jing Mao Trading Ltd., which is a subsidiary of Jonway Group. The period of guarantee was five years from 2014 to 2019. The net value of the land use right and the building pledged as at December 31, 2016 was $0.4 million.

NOTE 19 – SUBSEQUENT EVENTS

From January 1, 2017 to May 31, 2017, the Company repaid approximately $5.3 million bank loans and $5.0 million notes payable that become due. The Company also borrowed approximately $13.1 million bank loans, including $9.6 million short-term loans and $3.5 million long-term loans, as well as approximately $4.0 million notes payable from various banks in China. The loans and notes payable are guaranteed by the Company’s shareholders and related parties.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that there were two material weaknesses.

Management, in assessing its review and approval procedures, identified a lack of sufficient control in the area of technical competency in review and approval of financial reporting processes. This control weakness may result in reconciliations, reports and other documents to be insufficiently reviewed prior to being approved by management and a number of audit adjustments to be identified by our auditors during their review and audit work.  This material weakness resulted in errors in the recording of non-routine and complex accounting transactions in the preparation of our annual consolidated financial statements and disclosures. In addition, management noted that the Company does not have sufficient financial analysis procedures, such as periodic comparisons of budget and actual financial result etc.

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

Under the supervision and with the participation of our Certifying Officers, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 and the date of the filing of the annual report. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of ZAP, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company’s directors and executive officers and their ages as of March 31, 2017 are as follows:

Name	Age	Position
Alex Wang	34	Chief Executive Officer / Director
Michael Ringstad	62	Interim Chief Financial Officer
Huai Yi Wang	60	Director

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

The following persons and entities did not file a Form 4  for the fiscal year ended 2016

Priscilla M. Lu
Cathaya Capital L.P.
China Electric Vehicle Corporation
Better World International Ltd.

The foregoing collectively comprises a 10% ownership group. A Form 5 was filed by this group on March 31, 2017.

The named individuals have been advised of their respective filing obligations.

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

Item 11. Executive Compensation

Director Compensation

This section provides information regarding the compensation policies for directors and amounts paid and securities awarded to directors in fiscal 2016.

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

The two independent directors Mr. Otto Bai and Ms. Tian Ming received $1,000 per month for their directorship. For the year ended December 31, 2016, total directors’ compensation was $14,000. There was no compensation paid for services of the directors during fiscal year 2015.

Summary of Compensation

The following table sets forth the compensation earned by the named executive officers for services rendered in all capacities to ZAP and its subsidiaries for each of the last two or fewer fiscal years during which such individuals served as executive officers. ZAP’s named executive officers for fiscal 2016 include ZAP’s Chief Executive Officers and Chief Financial Officer.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chuck Schillings,	2016	-							-
Co-Chief Executive Officer (3)	2015	162,000							162,000

Alex Wang,	2016	150,000							150,000
Executive Officer	2015	150,000							150,000

Michael Ringstad	2016	24,000		-					24,000
Chief Financial Officer	2015	90,000		2,632					92,632

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

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Michael Ringstad	79,000	-	0.37	2017
Alex Wang, Chief Executive Officer	1,332,000	1,668,000	0.43	2017	--	--

Outstanding Equity Awards at 2016 Fiscal Year-End

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

Name	Number of Shares Beneficially Owned	Percent Owned
Cathaya Capital L.P. (2)	147,020,710	22.7%
Alex Wang	273,145,868	42.1%
Priscilla Lu (3)	-	-%
Directors and Executive Officers as a group	420,166,578	64.8%

Goldenstone Worldwide Limited	30,000,000	4.6%
The Banks Group (1)	18,334,607	2.8%
All other holders of shares, warrants and options	180,483,392	27.8%
Total fully diluted shares (3)	648,984,577	100.00%

* Less than one percent

(1)	Includes warrants to purchase 8,000,000 shares of Common Stock issued to Jeffrey Banks, and Banks Development, an affiliate of the Banks Group.

(2)
Includes (a) 20,000,000 shares of Common Stock issuable upon exercise of a warrant held by China Electric Vehicle Corporation, (b) 10,000,000 shares of Common Stock issuable upon the exercise of a warrant.

(3)	Includes shares, options and warrants described in the notes above, as applicable.

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

Financing Provided to ZAP by Cathaya Capital, L.P., Better World International Limited and China Electric Vehicle Corporation, Who Are Affiliated with Dr. Lu

Dr. Priscilla Lu was appointed to the Board of Directors of ZAP on August 6, 2009. She resigned as a director on June 4, 2015. Ms. Lu is a founder and general partner of Cathaya Capital Co., Ltd., the general partner of Cathaya Capital GP, L.P., which is the general partner of Cathaya Capital L.P. a Cayman Islands exempted limited partnership (“Cathaya”). Cathaya is the sole shareholder of China Electric Vehicle Corporation, a British Virgin Islands Company (“CEVC”). Dr. Lu is also a director of Better World International Limited, a British Virgin Islands company (“Better World”) and Cathaya is the majority shareholder of Better World.

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

ZAP’s convertible note with CEVC was due on December 31, 2016.  CEVC has decided not to extend this convertible note, and the note if not repaid in full by ZAP, gives CEVC the right to trigger repayment by ZAP with 39% of Jonway Auto shares that ZAP owns.  This repayment of the entire convertible note valued at US$20.7 million will result in reduction of ZAP’s ownership in Jonway Auto from 51% to 12%, thus affecting ZAP’s ability to consolidate. The decision to elect repayment option and to execute on the decision is expected to be made by June 30, 2017.

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

ZAP currently has no audit committee due to the resignation of the independent members of the Committee.

Item. 14 Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following is a summary of the fees billed to ZAP by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees
Audit Fees	$190,000	$190,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$190,000	$190,000

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
10.6*
Amendment to Prior Employment Agreement dated August 6, 2009 by and between Zap and Steven Schneider (amending and restating prior employment agreement) (incorporated  by reference to Exhibit 10.9 to Zap’s Form 8K filed August 10, 2009)

10.7
Equity Transfer Agreement for the Purchase and Transfer of Certain Equity Interest in Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010 by and between Jonway Group Co., Ltd. and Zap (incorporated by reference to Exhibit 10.1 to Zap’s Form 8K filed July 8, 2010)

10.8
Joint Venture Contract  for  Zhejiang Jonway Automobile Co., Ltd. dated July 2, 2010 by and among with Jonway Group Co., Ltd., Wang Gang, Wang Xiaoying and Zap (incorporated by reference to Exhibit 1-.2 to Zap’s Form 8K filed July 8, 2010)

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

10.24	Promissory Note dated December 11, 2011 by Zhejiang Jonway Automobile Co., Ltd. in favor of Jonway Group Co. Ltd. (incorporated by reference)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Zap’s Form 10-K filed on April 15, 2011)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14/15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Exhibit 101.INS
101.SCH	Exhibit 101.SCH
101.CAL	Exhibit 101.CAL
101.DEF	Exhibit 101.DEF
101.LAB	Exhibit 101.LAB
101.PRE	Exhibit 101.PRE

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

Date: June 8, 2017
By: /s/ Alex Wang

Alex Wang
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2017
By: /s/ Michael Ringstad

Michael Ringstad
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

Name	Position	Date

By: /S/ ALEX WANG	Chairman of the Board of ZAP and Chief Executive Officer	June 8, 2017
Alex Wang	(principal executive officer)

By: /S/MICHAEL RINGSTAD	Chief Financial Officer	June 8, 2017
Michael Ringstad	(principal financial and accounting officer)

By: /S/ Huaiyi Wang	Director	June 8, 2017
Huaiyi Wang